Form 10-K
period 2019-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2019-07-31
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2019
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
Registrant’s telephone number, including area code: (703) 467-1800
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
7.35% Collateral Trust Bonds, due 2026	NRUC 26	New York Stock Exchange
5.50% Subordinated Notes, due 2064	NRUC	New York Stock Exchange
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

i

ii

INDEX OF MD&A TABLES

Table	Description	Page
1	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	30
2	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	32
3	Non-Interest Income	34
4	Derivative Average Notional Amounts and Average Interest Rates	35
5	Derivative Gains (Losses)	36
6	Non-Interest Expense	37
7	Loans Outstanding by Type and Member Class	38
8	Historical Retention Rate and Repricing Selection	39
9	Long-Term Loan Scheduled Principal Payments	39
10	Debt Product Types	40
11	Total Debt Outstanding and Weighted-Average Interest Rates	41
12	Member Investments	43
13	Collateral Pledged	44
14	Unencumbered Loans	44
15	Equity	45
16	Guarantees Outstanding	46
17	Maturities of Guarantee Obligations	47
18	Unadvanced Loan Commitments	47
19	Notional Maturities of Unadvanced Loan Commitments	48
20	Maturities of Notional Amount of Unconditional Committed Lines of Credit	49
21	Loan Portfolio Security Profile	51
22	Loan Geographic Concentration	53
23	Loan Exposure to 20 Largest Borrowers	54
24	Troubled Debt Restructured Loans	55
25	Net Charge-Offs (Recoveries)	56
26	Allowance for Loan Losses	57
27	Rating Triggers for Derivatives	58
28	Available Liquidity	59
29	Committed Bank Revolving Line of Credit Agreements	60
30	Short-Term Borrowings—Funding Sources	62
31	Short-Term Borrowings	62
32	Issuances and Repayments of Long-Term and Subordinated Debt	64
33	Projected Sources and Uses of Liquidity from Debt and Investment Activity	65
34	Contractual Obligations	66
35	Credit Ratings	66
36	Financial Covenant Ratios Under Committed Bank Revolving Lines of Credit Agreements	67
37	Financial Ratios Under Debt Indentures	68
38	Interest Rate Gap Analysis	69
39	Financial Instruments	71
40	Loan Repricing	71
41	Adjusted Financial Measures—Income Statement	74
42	TIER and Adjusted TIER	74
43	Adjusted Financial Measures—Balance Sheet	75
44	Debt-to-Equity Ratio	76
45	Members’ Equity	76

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, technological changes within the rural electric utility industry, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members and the factors listed and described under “Item 1A. Risk Factors” in this Report. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

PART I

Item 1.	Business

OVERVIEW

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation and transmission (“power supply”) systems and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain noncash accounting entries, to: (i) a cooperative educational fund; (ii) a general reserve, if necessary; (iii) members based on each member’s patronage of CFC’s loan programs during the year; and (iv) a members’ capital reserve. CFC funds its activities primarily through a combination of public and private issuances of debt securities, member investments and retained equity. As a Section 501(c)(4) tax-exempt, member-owned cooperative, we cannot issue equity securities.

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2019 or May 31, 2018. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members, entities eligible to be members of CFC and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to Class

A, B and C members of CFC. See “Members” below for a description of our member classes. NCSC’s membership consists of distribution systems, power supply systems and statewide and regional associations that were members of CFC as of May 31, 2019. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

RTFC is a taxable Subchapter T cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit and for-profit entities. CFC is the sole lender to and manages RTFC’s business operations through a management agreement that is automatically renewable on an annual basis unless terminated by either party. RTFC pays CFC a fee and, in exchange, CFC reimburses RTFC for loan losses under a guarantee agreement. As permitted under Subchapter T of the Internal Revenue Code, RTFC pays income tax based on its taxable income, excluding patronage-sourced earnings allocated to its patrons. RTFC is headquartered with CFC in Dulles, Virginia.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. We provide information on the financial performance of our business segments in “Note 15—Business Segments.”

OUR BUSINESS

Our business strategy and policies are set by our board of directors and may be amended or revised from time to time by the board of directors. We are a nonprofit tax-exempt cooperative finance organization, whose primary focus is to provide our members with the credit products they need to fund their operations. As such, our business focuses on lending to electric systems and securing access to capital through diverse funding sources at rates that allow us to offer cost-based credit products to our members.

Focus on Electric Lending

CFC focuses on lending to its member electric utility cooperatives. Substantially all of our electric cooperative borrowers continue to demonstrate stable operating performance and strong financial ratios. Our electric cooperative members experience limited competition as they generally operate in exclusive territories and the majority are not rate regulated. Loans to electric utility organizations represented approximately 99% of total loans outstanding as of both May 31, 2019 and 2018, respectively.

Maintain Diversified Funding Sources

We strive to maintain diversified funding sources beyond capital market offerings of debt securities. We offer various short- and long-term unsecured investment products to our members and affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We continue to issue debt securities, such as secured collateral trust bonds, unsecured medium-term notes and dealer commercial paper, in the capital markets. We also have access to funds through bank revolving line of credit arrangements, government-guaranteed programs such as funding from the Federal Financing Bank that is guaranteed by RUS through the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”), as well as private placement note purchase agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). We provide additional information on our funding sources in “Item 7. MD&A—Consolidated Balance Sheet Analysis,” “Item 7. MD&A—Liquidity Risk,” “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates.”

LOAN PROGRAMS

CFC lends to its members and associates. NCSC lends to its members, entities eligible to be members of CFC and its associates, for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefit, to CFC members. RTFC lends to its members, associates and organizations affiliated with its members and associates. See “Item 1. Business—Members” for additional information on the entities that comprise our membership. Loans to NCSC associates may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated. CFC, NCSC and RTFC loans generally contain provisions that restrict further borrower advances or trigger an event of default if there is any material adverse change in the business or condition, financial or otherwise, of the borrower.

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

Syndicated Line of Credit Loans

A syndicated line of credit loan is typically a large financing offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financings are arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and/or administrative agent for the syndicated facilities. CFC will syndicate these line of credit facilities on a best effort basis.

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

RTFC Loan Programs

Long-Term Loans

RTFC primarily makes long-term loans to rural local exchange carriers or holding companies of rural local exchange carriers for debt refinancing, construction or upgrades of infrastructure, acquisitions and other corporate purposes. Most of these rural telecommunications companies have diversified their operations and also provide broadband services.

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

Line of Credit Loans

RTFC also provides revolving line of credit loans to assist borrowers with liquidity and cash management on terms similar to those provided by CFC as described herein.

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

We provide additional information on our loan programs in “Item 7. MD&A—Consolidated Balance Sheet Analysis,” “Item 7. MD&A—Off-Balance Sheet Arrangements” and “Item 7. MD&A—Credit Risk.”

GUARANTEE PROGRAMS

When we guarantee our members’ debt obligations, we use the same credit policies and monitoring procedures for guarantees as for loans. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. The member system is required to repay any amount advanced by us with interest pursuant to the documents evidencing the member system’s reimbursement obligation. We were not required to perform pursuant to any of our guarantee obligations during the year ended May 31, 2019.

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

Letters of Credit

In exchange for a fee, we issue irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the USDA Rural Business-Cooperative Service. Each letter of credit is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse us within one year from the date of the draw, with interest accruing from the draw date at our line of credit variable interest rate.

The Federal Communications Commission (“FCC”) has designated CFC as an acceptable source for letters of credit in support of USDA and FCC programs that encourage deployment of high-speed broadband services throughout rural America. The designation allows CFC to provide credit support for rural electric and telecommunication cooperatives that participate in programs designed to increase deployment of broadband services to underserved rural areas.

Other Guarantees

We may provide other guarantees as requested by our members. Other guarantees are generally unsecured with guarantee fees payable to us.

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2019 and 2018 in “Item 7. MD&A—Off-Balance Sheet Arrangements” and “Note 13—Guarantees.”

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our board of directors. Pursuant to our current investment policy, an Investment Management Committee was established to oversee and administer our investments with the objective of seeking returns consistent with the preservation of principal and maintenance of adequate liquidity. The Investment Management Committee may direct funds to be invested in: direct obligations of, or obligations guaranteed by, the United States or agencies thereof and investments in government-sponsored enterprises, certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments, municipal securities, asset backed securities, mortgage-backed securities and certain corporate bonds. In addition, we may invest in overnight or term repurchase agreements. Investments are denominated in US dollars exclusively. All of these investments are subject to requirements, and limitations set forth in our investment policy.

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

RUS provides loans, guarantees and other forms of financial assistance to rural electric system borrowers. Under the Rural Electrification Act, RUS is authorized to make direct loans to systems that qualify for the hardship program (5% interest rate), the municipal rate program (based on a municipal government obligation index) and a Treasury rate program (at Treasury plus 0.125%). RUS also is authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank). RUS exercises oversight of borrowers’ operations. Its loans and guarantees are secured by a mortgage or indenture on substantially all of the system’s assets and revenue.

Leading up to CFC’s formation in 1969, there was a growing need for capital for electric cooperatives to build new electric facilities due to growth in rural America. The electric cooperatives formed CFC to provide a supplemental financing source to RUS loan programs and to mitigate uncertainty related to government funding.

CFC aggregates the combined strength of its rural electric member cooperatives to access the public capital markets and other funding sources. CFC works cooperatively with RUS; however, CFC is not a federal agency or a government-sponsored enterprise. Our members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC meets the financial needs of its rural electric members by:

•	providing financing to RUS-eligible rural electric systems for infrastructure, including for those facilities that are not eligible for financing from RUS;

•	providing bridge loans required by borrowers in anticipation of receiving RUS funding;

•
providing financial products not otherwise available from RUS, including lines of credit, letters of credit, guarantees on tax-exempt financing, weather-related disaster recovery lines of credit, unsecured loans and investment products such as commercial paper, member capital securities, select notes and medium-term notes; and

•	meeting the financing needs of those rural electric systems that repay or prepay their RUS loans and replace the government loans with private capital.

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others.

Electric Member Operating Environment

In general, electric cooperatives have not been significantly impacted by the effects of retail deregulation. There were 19 states that had adopted programs that allow consumers to choose their supplier of electricity as of May 31, 2019. Depending on the state, the choices can range from being limited to commercial and industrial consumers to “retail choice” for all consumers. In most states, cooperatives have been exempted from or have been allowed to opt out of the regulations allowing for competition. In states offering retail competition, it is important to note that while consumers may be able to choose their energy supplier, the electric utility still receives compensation for the necessary service of delivering electricity to consumers through its utility transmission and distribution plant.

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

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations. At the federal level, the U.S. Environmental Protection Agency (“EPA”) from time to time proposes rulemakings that could force the electric utility industry to incur capital costs to comply with potential new regulations and possibly retire coal-fired generating capacity. Since there are only 11 states in which some or all electric cooperatives are subject to state regulatory oversight of their rates and tariffs, in most cases any associated costs of compliance can be passed on to cooperative consumers without additional regulatory approval. On
June 19, 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule. The ACE rule replaces the 2015 Clean Power Plan, which was stayed by the U.S. Supreme Court and never went into effect. Falling under Section 111(d) of the Federal Clean Air Act, the ACE rule addresses existing sources of emissions and sets a framework under which states should develop plans establishing standards of performance for their existing emissions sources and then submit those plans to the EPA for approval. States will have three years from the date of the final rule to prepare and submit a plan that establishes a standard of performance. It is expected that certain states and environmental groups will challenge the ACE rule in federal litigation.

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

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 50 years. Further, on an annual basis, we allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, publications and various conferences, meetings and training workshops.

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

The following table displays long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry as of December 31, 2018 and 2017, based on financial data reported to us by our electric utility cooperative members. The data as of December 31, 2018 was provided by 812 distribution systems and 54 power supply systems, while the data as of December 31, 2017 was provided by 812 distribution systems and 58 power supply systems.

	December 31,
	2018		2017
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$49,464,999		$48,147,703
Power supply	44,876,633		47,862,984
Less: Long-term debt funded by RUS	(40,039,961)		(39,180,420)
Members’ non-RUS long-term debt	$54,301,671		$56,830,267

Funding source of members’ long-term debt:
Long-term debt funded by CFC	$22,897,749	42%	$22,671,264	40%
Long-term debt funded by other lenders	31,403,922	58	34,159,003	60
Members’ non-RUS long-term debt	$54,301,671	100%	$56,830,267	100%
____________________________
(1) Reported amounts are based on member-provided information, which may not have been subject to audit by an independent accounting firm.

Members’ long-term debt funded by CFC, by type, as of December 31, 2018 and 2017 is summarized further below.

	December 31,
	2018		2017
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Distribution	$18,782,014	82%	$18,489,086	82%
Power supply	4,115,735	18	4,182,178	18
Long-term debt funded by CFC	$22,897,749	100%	$22,671,264	100%

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

Derivatives Regulation

CFC engages in over-the-counter derivative transactions to manage interest rate risk. As an end user of derivative financial instruments, CFC is subject to regulations that apply to derivatives generally. The Dodd-Frank Act (“DFA”), enacted July 2010, resulted in, among other things, comprehensive regulation of the over-the-counter (“OTC”) derivatives market. The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Subsequent to the enactment of the DFA, the U.S. Commodities Futures Trading Commission (“CFTC”) issued a final rule, “Clearing Exemption for Certain Swaps Entered into by Cooperatives,” which created an exemption from mandatory clearing for cooperatives. The CFTC’s final rule, “Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants,” includes an exemption from margin requirements for uncleared swaps for cooperatives that are financial end users. CFC is an exempt cooperative end user of derivative financial instruments and does not participate in the derivatives markets for speculative, trading or investing purposes and does not make a market in derivatives.

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating memberships between CFC, NCSC and RTFC, totaled 1,447 members and 222 associates as of May 31, 2019.

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

CFC Class A, B, C and D members are eligible to vote on matters put to a vote of the membership.

CFC’s membership as of May 31, 2019 consisted of:

•	842 Class A distribution systems;

•	67 Class B power supply systems;

•	64 Class C statewide and regional associations, including NCSC; and

•	1 Class D national association of cooperatives.

In addition, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. CFC had 46 associates, including RTFC, as of May 31, 2019. Associates are not eligible to vote on matters put to a vote of the membership.

NCSC

Membership in NCSC includes organizations that are Class A, B or C members of CFC, or eligible for such membership and are approved for membership by the NCSC Board of Directors.

NCSC’s membership consisted of 441 distribution systems, two power supply systems and five statewide associations as of May 31, 2019. All of NCSC’s members also were CFC members. CFC, however, is not a member of NCSC. In addition to members, NCSC had 171 associates as of May 31, 2019. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide significant benefit to Class A, B and C members of CFC.

RTFC

Membership in RTFC is limited to cooperative corporations, nonprofit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Holding companies, subsidiaries and other organizations that are owned, controlled or operated by members are referred to as affiliates, and are eligible to borrow from RTFC. Associates are organizations that provide non-telephone or non-telecommunications services to rural telecommunications companies that are approved by the RTFC Board of Directors. Neither affiliates nor associates are eligible to vote at meetings of the members.

RTFC’s membership consisted of 474 members as of May 31, 2019. RTFC also had six associates as of May 31, 2019. CFC is not a member of RTFC.

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

EMPLOYEES

We had 257 employees as of May 31, 2019. We believe that our relations with our employees are good.

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
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P-1 from Moody’s Investors Service (“Moody’s”), A-1 from S&P Global Inc. (“S&P”) and F1 from

Fitch Ratings Inc. (“Fitch”). Changes in rating agencies’ rating methodology, actions by governmental entities or others, losses from impaired loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

Our ability to maintain compliance with the covenants related to our revolving credit agreements, collateral trust bond and medium-term note indentures and debt agreements could affect our ability to retire patronage capital, result in the acceleration of the repayment of certain debt obligations, adversely impact our credit ratings and hinder our ability to obtain financing.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures. We are required to maintain a minimum average adjusted times interest earned ratio (“adjusted TIER”) for the six most recent fiscal quarters of 1.025 and an adjusted leverage ratio of no more than 10-to-1. In addition, we must maintain loans pledged as collateral for various debt issuances at or below 150% of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. If we were unable to borrow under the revolving credit agreements, our short-term debt ratings would likely decline, and our ability to issue commercial paper could become significantly impaired. Our revolving credit agreements also require that we earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See “Item 7. MD&A—Non-GAAP Financial Measures” for additional information on our adjusted measures and a reconciliation to the most comparable GAAP measures.

Pursuant to our collateral trust bond indentures, we are required to maintain eligible pledged collateral at least equal to 100% of the principal amount of the bonds issued under the indenture. Pursuant to one of our collateral trust bond indentures and our medium-term note indenture, we are required to limit senior indebtedness to 20 times the sum of our members’ equity, subordinated deferrable debt and members’ subordinated certificates. If we were in default under our collateral trust bond or medium-term note indentures, the existing holders of these securities have the right to accelerate the repayment of the full amount of the outstanding debt of the security before the stated maturity of such debt. That acceleration of debt repayments poses a significant liquidity risk, as we might not have enough cash or committed credit available to repay the debt. In addition, if we are not in compliance with the collateral trust bond and medium-term note covenants, we would be unable to issue new debt securities under such indentures. If we were unable to issue new collateral trust bonds and medium-term notes, our ability to fund new loan advances and refinance maturing debt would be impaired.

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

Our primary strategies for managing interest rate risk include the use of derivatives and limiting the amount of interest rate gap between fixed-rate assets and fixed-rate liabilities to a specified percentage of total assets based on prevailing market conditions. We face the risk that changes in interest rates could reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates may affect the pricing of loans to borrowers and our cost of funds, which could adversely affect the difference between the interest that we earn on assets and the interest we pay on liabilities used to fund assets. Such changes may also affect our ability to hedge various forms of market and interest rate risk and may decrease the effectiveness of those hedges in helping to manage such risks, which could cause our interest rate gap to exceed our targeted range and have an adverse impact on net interest income, earnings and cash flows. See “Item 7. MD&A—Market Risk” for additional information.

The uncertainty as to the nature of potential changes or other reforms in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate may adversely affect our financial condition and results of operations.
We have loans, derivative contracts, debt securities and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The replacement of LIBOR creates operational and market risks which will become clear as replacement choices are developed. We will continue to assess all of our contracts and financial instruments that are directly or indirectly dependent on LIBOR to determine the impact the replacement of LIBOR will have on us. Uncertainty as to the nature of such potential changes or other reforms may adversely affect our financial condition and results of operations.
We are subject to credit risk that a borrower or other counterparty may not be able to meet its contractual obligations in accordance with agreed-upon terms, which could result in significantly higher, unexpected losses.
Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of exposure to credit risk. We had total loans outstanding of $25,906 million as of May 31, 2019. We reserve for credit losses in our loan portfolio by establishing an allowance for loan losses through a provision charge to earnings. The amount of the allowance for loan losses, which was $18 million as of May 31, 2019, is based on our assessment of credit losses inherent in our loan portfolio as of each balance sheet date, taking into consideration management's continuing evaluation of credit risk related to: industry concentrations; macro-economic conditions; specific credit risks; loan loss experience; current loan portfolio quality; present political and regulatory conditions; and unidentified losses and risks inherent in the current loan portfolio. We consider the process for determining the amount of the allowance as one of our critical accounting policies because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Management believes that the allowance for loan losses appropriately reflects credit losses inherent in our loan portfolio as of May 31, 2019. However, our actual credit losses could exceed our estimate of probable losses due to changes in economic conditions that adversely affect borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control. In those cases, we may be required to increase the allowance for loan losses through an increase in the provision for loan losses, which would reduce net income and may have a material adverse effect on our financial results.

Adverse changes, developments or uncertainties in the rural electric utility industry could adversely impact the operations or financial performance of our member electric cooperatives, which, in turn, could have an adverse impact on our financial results.
Our focus as a tax-exempt, member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 99% of our total loans outstanding as of May 31, 2019. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that have a negative impact on the operations of our member rural electric cooperatives, including but not limited to, the price and availability of alternative energy sources and weather conditions, such as hurricanes, tornados or other weather-related events, could cause a deterioration in their financial performance and the value of the collateral securing their loans, which could impair their ability to repay us in accordance with the terms of their loans. In such case, it may be necessary to increase our allowance for loan losses, which would result in an increase in the provision for loan losses and a decrease in our net income.

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
We use interest rate swaps to manage our interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. We were in a net payable position for all of our interest rate swaps, after taking into consideration master netting agreements, of $351 million as of May 31, 2019.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit ratings by Moody’s and S&P. Based on our interest rate swap agreements subject to rating triggers, if all agreements for which we owe amounts were terminated as of May 31, 2019 and our senior unsecured ratings fell below Baa3 by Moody’s or below BBB- by S&P, we would have been required to make a payment of up to $253 million as of that date. In addition, if our senior unsecured ratings fell below Baa3 by Moody’s, below BBB- by S&P or below BBB- by Fitch, we would have been required to make a payment of up to $20 million as of that date. In calculating the required payments, we only considered agreements that, when netted for each counterparty pursuant to a master netting agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

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

CFC owns an office building with approximately 141,000 gross square footage that serves as its headquarters in Loudoun County, Virginia.

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

Not applicable.

Item 6. Selected Financial Data

The following table provides a summary of consolidated selected financial data for the fiscal five-year period ended
May 31, 2019. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Item 7. MD&A—Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Five-Year Summary of Selected Financial Data(1)

	Year Ended May 31,					Change
(Dollars in thousands)	2019	2018	2017	2016	2015	2019 vs. 2018	2018 vs. 2017
Statement of operations
Interest income	$1,135,670	$1,077,357	$1,036,634	$1,012,636	$952,976	5%	4%
Interest expense	(836,209)	(792,735)	(741,738)	(681,850)	(635,684)	5	7
Net interest income	299,461	284,622	294,896	330,786	317,292	5	(3)
Fee and other income	15,355	17,578	19,713	21,785	36,783	(13)	(11)
Total revenue	314,816	302,200	314,609	352,571	354,075	4	(4)
Benefit (provision) for loan losses	1,266	18,575	(5,978)	646	21,954	(93)	**
Derivative gains (losses)(2)	(363,341)	231,721	94,903	(309,841)	(196,999)	**	144
Results of operations of foreclosed assets	—	—	(1,749)	(6,899)	(120,148)	—	**
Unrealized losses on equity securities	(1,799)	—	—	—	—	**	—
Operating expenses(3)	(93,166)	(90,884)	(86,226)	(86,343)	(76,530)	3	5
Other non-interest expense	(8,775)	(1,943)	(1,756)	(1,593)	(870)	352	11
Income (loss) before income taxes	(150,999)	459,669	313,803	(51,459)	(18,518)	**	46
Income tax benefit (expense)	(211)	(2,305)	(1,704)	(57)	(409)	(91)	35
Net income (loss)	$(151,210)	$457,364	$312,099	$(51,516)	$(18,927)	**	47

Adjusted operational financial measures
Adjusted interest expense(4)	$(879,820)	$(867,016)	$(826,216)	$(770,608)	$(718,590)	1%	5%
Adjusted net interest income(4)	255,850	210,341	210,418	242,028	234,386	22	—
Adjusted net income(4)	168,520	151,362	132,718	169,567	95,166	11	14

Selected ratios
Fixed-charge coverage ratio/TIER(5)	0.82	1.58	1.42	0.92	0.97	(76) bps	16 bps
Adjusted TIER(4)	1.19	1.17	1.16	1.22	1.13	2	1
Net interest yield(6)	1.14%	1.12%	1.20%	1.43%	1.47%	2	(8)
Adjusted net interest yield(4)(7)	0.97	0.83	0.86	1.05	1.08	14	(3)
Net charge-off rate(8)	0.00	0.00	0.01	0.00	0.00	0	(1)

	Year Ended May 31,					Change
(Dollars in thousands)	2019	2018	2017	2016	2015	2019 vs. 2018	2018 vs. 2017
Balance sheet
Cash, cash equivalents and restricted cash	$186,204	$238,824	$188,421	$209,168	$249,321	(22)%	27%
Investment securities	652,977	609,851	92,554	87,940	84,472	7	559
Loans to members(9)	25,916,904	25,178,608	24,367,044	23,162,696	21,469,017	3	3
Allowance for loan losses	(17,535)	(18,801)	(37,376)	(33,258)	(33,690)	(7)	(50)
Loans to members, net	25,899,369	25,159,807	24,329,668	23,129,438	21,435,327	3	3
Total assets	27,124,372	26,690,204	25,205,692	24,270,200	22,846,059	2	6
Short-term borrowings	3,607,726	3,795,910	3,342,900	2,938,848	3,127,754	(5)	14
Long-term debt	19,210,793	18,714,960	17,955,594	17,473,603	16,244,794	3	4
Subordinated deferrable debt	986,020	742,410	742,274	742,212	395,699	33	—
Members’ subordinated certificates	1,357,129	1,379,982	1,419,025	1,443,810	1,505,420	(2)	(3)
Total debt outstanding	25,161,668	24,633,262	23,459,793	22,598,473	21,273,667	2	5
Total liabilities	25,820,490	25,184,351	24,106,887	23,452,822	21,934,273	3	4
Total equity	1,303,882	1,505,853	1,098,805	817,378	911,786	(13)	37
Guarantees(10)	837,435	805,161	889,617	909,208	986,500	4	(9)

Selected ratios period end
Allowance coverage ratio(11)	0.07%	0.07%	0.15%	0.14%	0.16%	—	(8) bps
Debt-to-equity ratio(12)	19.80	16.72	21.94	28.69	24.06	308	(522)
Adjusted debt-to-equity ratio(4)	5.73	6.18	5.95	5.82	6.26	(45)	23
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications have been made to prior periods to conform to the current period presentation.
(2)Consists of interest rate swap cash settlements expense and forward value gains (losses). Derivative cash settlement amounts represent net periodic contractual interest accruals related to derivatives not designated for hedge accounting. Derivative forward value gains (losses) represent changes in fair value during the period, excluding net periodic contractual interest accruals, related to derivatives not designated for hedge accounting and expense amounts reclassified into income related to the cumulative transition loss recorded in accumulated other comprehensive income on June 1, 2001, as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet.
(3)Consists of salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of operations.
(4)See “Item 7. MD&A—Non-GAAP Financial Measures” for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable GAAP measures.
(5)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods.
(6)Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(7)Calculated based on adjusted net interest income for the period divided by average interest-earning assets for the period.
(8)Calculated based on net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of May 31, 2019, 2018 and 2017, and $10 million as of both May 31, 2016 and 2015.
(10)Reflects the total amount of member obligations for which CFC has guaranteed payment to a third party as of the end of each period. This amount represents our maximum exposure to loss, which significantly exceeds the guarantee liability recorded on our consolidated balance sheets. See “Note 13—Guarantees” for additional information.
(11)Calculated based on the allowance for loan losses at period end divided by total outstanding loans at period end.
(12)Calculated based on total liabilities at period end divided by total equity at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

INTRODUCTION

Our financial statements include the consolidated accounts of CFC, NCSC, RTFC and any subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC did not hold and did not have any subsidiaries or other entities that held foreclosed assets as of either May 31, 2019 or May 31, 2018. See “Item 1. Business—Overview” for information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $25,917 million as of May 31, 2019, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $315 million and $302 million for fiscal years ended May 31, 2019 and 2018, respectively, of which 99% and 97% were attributable to CFC. We provide information on the financial performance of each of our business segments in “Note 15—Business Segments.”

Management monitors a variety of key indicators to evaluate our business performance. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. We identify our non-GAAP measures and discuss why these measures are useful in “Item 6. Selected Financial Data.” We provide a reconciliation of our non-GAAP measures to the most comparable GAAP measures below under “Non-GAAP Financial Measures.”

The following MD&A is intended to provide the reader with an understanding of our consolidated results of operations, financial condition and liquidity by discussing the factors influencing changes from period to period and the key measures used by management to evaluate performance, such as net interest income, net interest yield, loan growth, debt-to-equity ratio, credit quality metrics and also non-GAAP measures. The MD&A section is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the fiscal year ended May 31, 2019, and the additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

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

Financial Performance

Reported Results

We reported a net loss of $151 million for fiscal year ended May 31, 2019 (“fiscal year 2019”), which resulted in a TIER of 0.82. In comparison, we reported net income of $457 million and a TIER of 1.58 for fiscal year ended May 31, 2018 (“fiscal year 2018”). The significant variance between our reported results for the current fiscal year and the prior fiscal year was primarily attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio increased to 19.80 as of May 31, 2019, from 16.72 as of May 31, 2018, primarily due to the decrease in equity resulting from our reported net loss of $151 million for fiscal year 2019 and the patronage capital retirement of $48 million in August 2018.

The variance of $609 million between our reported net loss of $151 million for fiscal year 2019 and our net income of $457 million for fiscal year 2018 was driven by a shift in derivative fair value changes of $595 million. We recorded derivative losses of $363 million in fiscal year 2019, due to decreases in the fair value of our pay-fixed swaps attributable to a decline in medium and longer-term interest rates during the second half of fiscal year 2019. Short-term interest rates rose and exceeded medium and longer-term interest rates during the fourth quarter of fiscal year 2019, which resulted in an inverted yield curve. In comparison, we reported derivative gains of $232 million in fiscal year 2018 due to a rise in interest rates across the swap yield curve. Net interest income, which accounted for 95% and 94% of total revenue for fiscal years 2019 and 2018, respectively, increased $15 million, or 5%, primarily attributable to the combined impact of an increase in the net interest yield of 2 basis points, or 2%, to 1.14%, and an increase in our average interest-earning assets of $942 million, or 4%. The increase in the net interest yield reflected an increase in the average yield on our interest-earning assets of 7 basis points to 4.31%, which was largely offset by an increase in our average cost of funds of 6 basis points to 3.36%, both of which were largely due to the increase in short-term interest rates that resulted in higher average yields on line of credit and variable-rate loans and a higher average cost on short-term and variable-rate funding. On July 12, 2018, we early redeemed $300 million of the $1 billion aggregate principal amount of 10.375% collateral trust bonds and repaid the remaining $700 million principal amount of these bonds on the maturity date of November 1, 2018. We replaced this high-cost debt with lower-cost funding. While we experienced an overall increase in our average cost of funds during fiscal year 2019, resulting primarily from the increase in the average cost of our short-term and variable-rate funding, the cost savings from the repayment of the 10.375% collateral trust bonds mitigated this increase.

Other factors affecting the variance between our current year results and the prior fiscal year include a loss on the early redemption of the 10.375% collateral trust bonds of $7 million attributable to the premium paid to redeem the bonds and a decrease in the benefit for loan losses of $17 million. The premium paid for the early redemption of the collateral trust bonds was offset by the interest cost savings following the redemption. We recorded a benefit for loan losses of $1 million for fiscal year 2019, compared with a benefit for loan losses of $18 million for fiscal year 2018. The benefit for loan losses of $18 million for fiscal year 2018 was attributable to a reduction in the allowance for loan losses resulting from favorable changes in the loss severity rate, or recovery rate, assumptions used in determining the collective allowance for our electric distribution and power supply loan portfolios.

Adjusted Non-GAAP Results

Our adjusted net income totaled $169 million and our adjusted TIER was 1.19 for fiscal year 2019, compared with adjusted net income of $151 million and adjusted TIER of 1.17 for fiscal year 2018. Our adjusted debt-to-equity ratio decreased to 5.73 as of May 31, 2019, from 6.18 as of May 31, 2018, primarily attributable to an increase in adjusted equity resulting from the issuance of subordinated deferrable debt totaling $250 million in the fourth quarter of fiscal year 2019.

The increase in adjusted net income of $18 million in fiscal year 2019 from fiscal year 2018 was attributable to an increase in adjusted net interest income of $46 million, or 22%, which was partially offset by the reduction in the benefit for loan losses of $17 million and the loss on the early extinguishment of debt of $7 million. The increase in adjusted net interest income was driven by an increase in the adjusted net interest yield of 14 basis points, or 17%, to 0.97%, coupled with the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield reflected the combined impact of an increase in the average yield on interest-earning assets of 7 basis points to 4.31% and a reduction in our adjusted average cost of funds of 7 basis points to 3.54%. This reduction was largely due to the interest savings from the repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds, the replacement of this debt with lower-cost funding and a decrease in the net periodic derivative settlement expense amounts on our interest rate swaps resulting from higher short-term interest rates, which together more than offset the increase in the average cost of our short-term, variable-rate borrowings resulting from the increase in short-term interest rates.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $25,917 million as of May 31, 2019, an increase of $738 million, or 3%, from May 31, 2018. CFC distribution loans and power supply loans increased by $603 million and $182 million, respectively, which was partially offset by a decrease in NCSC and RTFC loans of $43 million and $18 million, respectively. Long-term and line-of-credit revolving loans accounted for $425 million and $313 million, respectively, of the $738 million increase in loans. Based on our historical experience, however, long-term loans typically account for the substantial majority of loan growth.

Long-term loan advances totaled $1,843 million during fiscal year 2019, with approximately 87% of those advances for capital expenditures by members and 10% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,203 million during fiscal year 2018, with approximately 67% of those advances for capital expenditures by members and 24% for the refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period primarily resulted from weaker demand from borrowers to refinance other lender debt. CFC had long-term fixed-rate loans totaling $761 million that were scheduled to reprice during fiscal year 2019. Of this total, $568 million repriced to a new long-term fixed rate; $124 million repriced to a long-term variable rate; and $69 million was repaid in full.

Credit Quality

The overall credit quality of our loan portfolio remained high as of May 31, 2019, as evidenced by our strong credit performance metrics. We had no delinquent or nonperforming loans as of May 31, 2019, and we have not experienced any charge-offs for two consecutive fiscal years. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of May 31, 2019, unchanged from May 31, 2018. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 92% were secured and 8% were unsecured as of May 31, 2019, compared with 93% secured and 7% unsecured as of May 31, 2018. The allowance for loan losses was $18 million and $19 million as of May 31, 2019 and 2018, respectively, and the allowance coverage ratio was 0.07% as of each date.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased by $528 million, or 2%, from the prior fiscal year end due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in borrowings under the Guaranteed Underwriter Program of $554 million, a net increase in subordinated deferrable debt of $244 million, a net increase in Farmer Mac notes payable of $163 million and a net increase in member commercial paper, select notes and daily liquidity fund notes of $51 million. These increases were partially offset by net decreases in collateral trust bonds outstanding of $255 million, dealer commercial paper of $120 million and dealer medium-term notes of $61 million. Outstanding dealer commercial paper of $945 million as of May 31, 2019 was below our targeted limit of $1,250 million.

Outlook for the Next 12 Months

We currently expect that our net interest income, adjusted net interest income, tier, adjusted tier, net interest yield and adjusted net interest yield will increase over the next 12 months, largely due to the cost savings from the repayment of the $1 billion aggregate principal amount of 10.375% collateral trust bonds, which matured on November 1, 2018, and the replacement of this debt with lower-cost funding.

Long-term debt scheduled to mature over the next 12 months totaled $1,638 million as of May 31, 2019, consisting of $1,416 million of fixed-rate debt at a weighted average cost of 2.26% and $222 million of variable-rate debt. We believe we have sufficient liquidity from the combination of existing cash and cash equivalents, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of May 31, 2019, sources of liquidity readily available for access totaled $6,945 million, consisting of (i) $178 million in cash and cash equivalents; (ii) up to $1,350 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $2,972 million available for access under committed bank revolving line of credit agreements; (iv) up to $2,145 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions; and (v) up to $300 million available under a committed revolving note purchase agreement with Farmer Mac.

We believe we can continue to roll over outstanding member short-term debt of $2,663 million as of May 31, 2019, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We expect to continue accessing the dealer commercial paper market to help meet our liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. As discussed above, we issued $250 million of subordinated deferrable debt in the fourth quarter of fiscal year 2019. Subordinated debt is treated in the same manner as equity in calculating our adjusted debt-to-equity ratio, pursuant to the financial covenants under our revolving bank line of credit agreements, as further discussed below under “Non-GAAP Financial Measures.” The subordinated deferrable debt issuance contributed to a reduction in our adjusted debt-to-equity ratio to 5.73 as of May 31, 2019, from 6.18 as of May 31, 2018. Based on our projection of loan advances and adjusted equity over the next 12 months, we anticipate that our adjusted debt-to-equity ratio will remain below our target threshold of 6.00-to-1.

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

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Our allowance for loan losses consists of a collective allowance for loans in our portfolio that are not individually impaired and a specific allowance for loans identified as individually impaired. Our allowance for loan losses was $18 million and $19 million as of May 31, 2019 and 2018, respectively, and the allowance coverage ratio was 0.07% as of each date. The methodology used to estimate the allowance for loan losses is described in “Note 1—Summary of Significant Accounting Policies.”

Key Assumptions

Determining the appropriateness of the allowance for loan losses is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity and are difficult to predict. The key assumptions in determining our collective allowance that require significant management judgment and may have a material impact on the amount of the allowance include: our evaluation of the risk profile of various loan portfolio segments and internally assigned borrower risk ratings; the estimated loss emergence period; the probability of default; loss severity or recovery rate in the event of default for each portfolio segment; and management’s judgment in the selection and evaluation of qualitative factors to assess the overall current level of exposure within our loan portfolio.

As discussed below in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 16 defaults in its 50-year history. In addition, we have had no defaults in our electric utility loan portfolio during the past five fiscal years.
As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments, as we believe it provides a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenues of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed under “Credit Risk—Loan Portfolio Credit Risk.”

The key assumptions in determining our specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include estimating the amount and timing of expected cash flows from impaired loans and estimating the value of underlying collateral, each of which impacts loss severity and certain cash flow assumptions. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the underlying assumptions used in determining the allowance for loan losses and periodically update our assumptions to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment, general economic trends and other factors specific to our loan portfolio segments. We did not change the nature of the underlying assumptions and inputs used in determining our allowance for loan losses during fiscal year 2019.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for loan losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for loan losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance of loan losses as of May 31, 2019.

•	A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $2 million.

•	A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $4 million.

•
A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $17 million, while a one-notch upgrade would result in a decrease of approximately $11 million.

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

We provide information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 5—Allowance for Loan Losses.” Also refer to “Credit Risk—Loan and Guarantee Portfolio Credit Risk—Credit Quality” and
“Note 4—Loans” for information on the credit performance and quality of our loan portfolios.

Fair Value

Certain of our financial instruments are carried at fair value on our consolidated balance sheet, with changes in fair value recorded either through earnings or other comprehensive income (loss) in accordance with applicable accounting standards. These include our equity securities and derivatives. The determination of fair value is important for certain other assets that are periodically evaluated for impairment using fair value, such as individually impaired loans.

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

Financial instruments recorded at fair value on a recurring basis, which consisted primarily of equity securities, deferred compensation investments and derivatives, represented approximately 1% of our total assets as of May 31, 2019 and 2018, and 2% and 1%, respectively, of total liabilities as of May 31, 2019 and 2018. The fair value of these financial instruments was determined using either Level 1 or 2 inputs. We did not have any financial instruments recorded at fair value on a recurring basis for which the fair value was determined using Level 3 inputs as of May 31, 2019 and 2018.
We discuss the valuation inputs and assumptions used in determining the fair value, including the extent to which we have relied on significant unobservable inputs to estimate fair value, in “Note 14—Fair Value Measurement.”

RECENT ACCOUNTING CHANGES AND OTHER DEVELOPMENTS

Recent Accounting Changes

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the current year, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our consolidated results of operations, financial condition or liquidity, we also discuss the impact in the applicable section(s) of this MD&A.

Other Developments

SEC Rule—FAST Act Modernization and Simplification of Regulation S-K

In March 2019, the SEC adopted amendments to modernize and simplify certain disclosure requirements in Regulation S-K
FAST Act Modernization and Simplification of Regulation S-K and related rules and forms. The amendments, which, among other things, change the requirements for the content of MD&A and change the process for redacting confidential information in certain exhibits, are intended to improve the readability and navigability of disclosure documents and discourage repetition and disclosure of immaterial information. The final rule became effective May 2, 2019.

The provisions of the rule that have the most significant impact on our disclosures under Regulation S-K and the content of this Report include: (i) the elimination of the requirement to disclose business segment information in “Item 1. Business” because this information is also required to be disclosed in the financial statements; (ii) the elimination of the requirement to include in MD&A a discussion of the earliest year for registrants that provide financial statements covering three years in their filings, as such discussion is already included in prior filings; and (iii) a requirement that registrants identify the location in the prior filing where the omitted discussion can be found.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between fiscal year 2019 and 2018. Following this section, we provide a comparative analysis of our consolidated balance sheets as of May 31, 2019 and 2018. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations ” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for a comparative discussion of our consolidated results of operations between fiscal year 2018 and 2017.

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

Table 1 presents average balances for fiscal years 2019, 2018 and 2017, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 1 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 1: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2019			2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,811,905	$1,012,277	4.44%	$22,570,209	$1,000,492	4.43%	$21,896,200	$980,173	4.48%
Long-term variable-rate loans	1,093,455	41,219	3.77	925,910	27,152	2.93	799,412	19,902	2.49
Line of credit loans	1,609,629	57,847	3.59	1,402,555	38,195	2.72	1,124,471	25,389	2.26
TDR loans (2)	12,183	846	6.94	12,885	889	6.90	14,349	905	6.31
Other income, net(3)	—	(1,128)	—	—	(1,185)	—	—	(1,082)	—
Total loans	25,527,172	1,111,061	4.35	24,911,559	1,065,543	4.28	23,834,432	1,025,287	4.30
Cash, time deposits and investment securities	838,599	24,609	2.93	512,517	11,814	2.31	734,095	11,347	1.55
Total interest-earning assets	$26,365,771	$1,135,670	4.31%	$25,424,076	$1,077,357	4.24%	$24,568,527	$1,036,634	4.22%
Other assets, less allowance for loan losses	879,817			644,563			574,682
Total assets	$27,245,588			$26,068,639			$25,143,209

Liabilities:
Short-term borrowings	$3,729,239	$92,854	2.49%	$3,294,573	$50,616	1.54%	$3,185,084	$26,684	0.84%
Medium-term notes	3,813,666	133,797	3.51	3,361,484	111,814	3.33	3,345,410	99,022	2.96
Collateral trust bonds	7,334,957	273,413	3.73	7,625,182	336,079	4.41	7,293,251	340,854	4.67
Guaranteed Underwriter Program notes payable	5,045,478	147,895	2.93	4,956,417	140,551	2.84	4,873,520	142,661	2.93
Farmer Mac notes payable	2,807,705	90,942	3.24	2,578,793	56,004	2.17	2,355,324	33,488	1.42
Other notes payable	28,044	1,237	4.41	33,742	1,509	4.47	39,314	1,780	4.53
Subordinated deferrable debt	759,838	38,628	5.08	742,336	37,661	5.07	742,203	37,657	5.07
Subordinated certificates	1,369,051	57,443	4.20	1,396,449	58,501	4.19	1,433,657	59,592	4.16
Total interest-bearing liabilities	$24,887,978	$836,209	3.36%	$23,988,976	$792,735	3.30%	$23,267,763	$741,738	3.19%
Other liabilities	816,074			822,745			921,749
Total liabilities	25,704,052			24,811,721			24,189,512
Total equity	1,541,536			1,256,918			953,697
Total liabilities and equity	$27,245,588			$26,068,639			$25,143,209

Net interest spread(4)			0.95%			0.94%			1.03%
Impact of non-interest bearing funding(5)			0.19			0.18			0.17
Net interest income/net interest yield(6)		$299,461	1.14%		$284,622	1.12%		$294,896	1.20%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,135,670	4.31%		$1,077,357	4.24%		$1,036,634	4.22%
Interest expense		836,209	3.36		792,735	3.30		741,738	3.19
Add: Net accrued periodic derivative cash settlement(7)		43,611	0.40		74,281	0.69		84,478	0.80
Adjusted interest expense/adjusted average cost(8)		$879,820	3.54%		$867,016	3.61%		$826,216	3.55%
Adjusted net interest spread(4)			0.77%			0.63%			0.67%
Impact of non-interest bearing funding			0.20			0.20			0.19
Adjusted net interest income/adjusted net interest yield(9)		$255,850	0.97%		$210,341	0.83%		$210,418	0.86%

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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $10,968 million, $10,816 million and $10,590 million for fiscal year 2019, 2018 and 2017, respectively.
(8)Adjusted interest expense represents interest expense plus net accrued periodic interest rate swap cash settlements expense during the period. Net accrued periodic derivative cash settlements are reported on our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
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

Table 2: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2019 vs. 2018			2018 vs. 2017
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$11,785	$10,714	$1,071	$20,319	$30,172	$(9,853)
Long-term variable-rate loans	14,067	4,913	9,154	7,250	3,149	4,101
Line of credit loans	19,652	5,639	14,013	12,806	6,279	6,527
Restructured loans	(43)	(48)	5	(16)	(92)	76
Other income, net	57	—	57	(103)	—	(103)
Total loans	45,518	21,218	24,300	40,256	39,508	748
Cash, time deposits and investment securities	12,795	7,516	5,279	467	(3,425)	3,892
Interest income	$58,313	$28,734	$29,579	$40,723	$36,083	$4,640

Interest expense:
Short-term borrowings	$42,238	$6,678	$35,560	$23,932	$917	$23,015
Medium-term notes	21,983	15,041	6,942	12,792	476	12,316
Collateral trust bonds	(62,666)	(12,792)	(49,874)	(4,775)	15,513	(20,288)
Guaranteed Underwriter Program notes payable	7,344	2,526	4,818	(2,110)	2,427	(4,537)
Farmer Mac notes payable	34,938	4,971	29,967	22,516	3,177	19,339
Other notes payable	(272)	(255)	(17)	(271)	(252)	(19)
Subordinated deferrable debt	967	888	79	4	7	(3)
Subordinated certificates	(1,058)	(1,148)	90	(1,091)	(1,547)	456
Interest expense	43,474	15,909	27,565	50,997	20,718	30,279
Net interest income	$14,839	$12,825	$2,014	$(10,274)	$15,365	$(25,639)

Adjusted net interest income:
Interest income	$58,313	$28,734	$29,579	$40,723	$36,083	$4,640
Interest expense	43,474	15,909	27,565	50,997	20,718	30,279
Net accrued periodic derivative cash settlements expense(2)	(30,670)	1,047	(31,717)	(10,197)	1,802	(11,999)
Adjusted interest expense(3)	12,804	16,956	(4,152)	40,800	22,520	18,280
Adjusted net interest income	$45,509	$11,778	$33,731	$(77)	$13,563	$(13,640)
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

Reported Net Interest Income

Reported net interest income of $299 million for fiscal year 2019 was up $15 million, or 5%, from fiscal year 2018, driven by an increase in average interest-earning assets of 4%, coupled with an increase in the net interest yield of 2% (2 basis points) to 1.14%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% during fiscal year 2019 was attributable to growth in average total loans of $616 million, or 2%, over the prior fiscal year and an expansion of our investment securities portfolio.

•
Net Interest Yield: The increase of 2 basis points in the net interest yield in fiscal year 2019 reflected the combined impact of an increase in the average yield on interest-earning assets of 7 basis points to 4.31%, which was partially offset by an increase in the average cost of funds of 6 basis points to 3.36%. The increase in the average yield on interest-earning assets was primarily attributable to higher rates on our line of credit and variable-rate loans due to a rise in short-term interest rates. On July 12, 2018, we early redeemed $300 million aggregate principal amount of our 10.375% collateral trust bonds and repaid the remaining $700 million principal amount of these bonds on the maturity date of November 1, 2018. We replaced this high-cost debt with lower-cost funding. While we experienced an overall increase in our average cost of funds during fiscal year 2019, largely due to the increase in the average cost of our short-term and variable-rate funding, the cost savings from the repayment of the 10.375% collateral trust bonds and replacement with lower-cost funding mitigated this increase. The 3-month London Interbank Offered Rate (“LIBOR”) and federal funds target rate, which are benchmark rates used as references in establishing pricing for line of credit and variable-rate loans and determining the cost of our short-term and variable-rate borrowings, were both 2.50% as of May 31, 2019. The 3-month LIBOR rate was up 18 basis points from May 31, 2018, while the federal funds target rate was up 75 basis points.

Adjusted Net Interest Income

Adjusted net interest income of $256 million for fiscal year 2019 was up $46 million, or 22%, from fiscal year 2018, driven by an increase in the adjusted net interest yield of 17% (14 basis points) to 0.97% and the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield was primarily due to the combined impact of an increase in the average yield on interest-earning assets of 7 basis points to 4.31% and a reduction in our adjusted average cost of funds of 7 basis points to 3.54%. As noted above, the increase in the average yield on interest-earning assets was attributable to higher rates on our line of credit and variable-rate loans due to the rise in short-term interest rates. The reduction in our adjusted average cost of funds was largely attributable to the cost savings from the early redemption and maturity of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds, the replacement of this debt with lower-cost funding and a decrease in net periodic derivative cash settlements expense amounts. Together these amounts more than offset the increase in the average cost of our short-term, variable-rate borrowings resulting from higher short-term interest rates throughout the fiscal year.

Net periodic derivative cash settlements expense totaled $44 million in fiscal year 2019, a decrease of $31 million, or 41%, from $74 million in fiscal years 2018. Pay-fixed swaps represent the substantial majority of our derivatives portfolio. The floating rate payments on our interest rate swaps are typically determined based on the 3-month LIBOR. The increase in the 3-month LIBOR rate resulted in an increase in the periodic floating rate interest payments due to us on our pay-fixed, receive-variable swaps and a significant reduction in our net periodic derivative cash settlements expense in fiscal year 2019.

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

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date. The allowance for loan losses was $18 million and $19 million as of May 31, 2019 and 2018, respectively.

We recorded a benefit for loan losses of $1 million in fiscal year 2019. In comparison, we recorded a benefit of $18 million in fiscal year 2018, which was due to an allowance release attributable to increases in the recovery rate assumptions used in determining the collective allowance for our electric distribution and power supply loan portfolios. The increase in the recovery rate assumptions were based on management’s assessment of the most recent credit performance of electric utility loan portfolios, including consecutive fiscal years in which we had no payment defaults, delinquent loans, nonperforming loans or charge-offs in our electric utility loan portfolios, and the overall credit quality of these portfolios. The credit quality and performance statistics of our loan portfolio continues to remain strong. We had no payment defaults or charge-offs during fiscal year 2019, and no delinquent loans or nonperforming loans in our loan portfolio as of May 31, 2019.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 5—Allowance for Loan Losses” of this Report. For additional information on our allowance methodology, see “Critical Accounting Policies and Estimates” above and “Note 1—Summary of Significant Accounting Policies” of this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

Table 3 presents the components of non-interest income (loss) recorded in our consolidated results of operations for fiscal years 2019, 2018 and 2017.

Table 3: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Non-interest income (loss):
Fee and other income	$15,355	$17,578	$19,713
Derivative gains (losses)	(363,341)	231,721	94,903
Results of operations of foreclosed assets	—	—	(1,749)
Unrealized losses on equity securities	(1,799)	—	—
Total non-interest income (loss)	$(349,785)	$249,299	$112,867

The significant variances in non-interest income (loss) between years were primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of May 31, 2019.

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

Table 4 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for interest rate swap settlements during fiscal years 2019, 2018 and 2017. As indicated in Table 4, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage exposure to interest rate risk.

Table 4: Derivative Average Notional Amounts and Average Interest Rates

	Year Ended May 31,
	2019			2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,352,704	2.83%	2.53%	$7,007,207	2.82%	1.58%	$6,675,617	2.89%	0.90%
Receive-fixed swaps	3,615,781	3.15	2.53	3,808,794	2.16	2.60	3,914,479	1.34	2.71
Total	$10,968,485	2.93%	2.53%	$10,816,001	2.58%	1.94%	$10,590,096	2.32%	1.57%

Pay-fixed swaps represented approximately 68% and 65% of the outstanding notional amount of our derivative portfolio as of May 31, 2019 and May 31, 2018, respectively. The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of May 31, 2019. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and five years, respectively, as of May 31, 2018.

As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening or steepening—will also impact the fair value of our derivatives. The chart below provides comparative swap curves as of May 31, 2019, 2018, 2017 and 2016.

____________________________
Benchmark rates obtained from Bloomberg.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated results of operations. Derivative cash settlements expense represents the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(43,611)	$(74,281)	$(84,478)
Derivative forward value gains (losses)	(319,730)	306,002	179,381
Derivative gains (losses)	$(363,341)	$231,721	$94,903

The net derivative losses of $363 million in fiscal year 2019 were primarily attributable to a net decrease in the fair value of our pay-fixed swaps resulting from a decline in medium and longer-term interest rates during the year, as depicted by the May 31, 2019 swap curve presented in the above chart. As medium and longer-term interest rates fell, short-term interest rates rose and exceeded medium and longer-term interest rates, resulting in an inverted yield curve beginning in March 2019. The rise in the 3-month LIBOR resulted in an increase in the floating rate payments due to us on our pay-fixed, receive-variable swaps, which drove a significant reduction in our net periodic derivative cash settlements expense amounts in fiscal year 2019.

The net derivative gains of $232 million in fiscal year 2018 resulted from a net increase in the fair value of our pay-fixed swaps, primarily attributable to an increase in interest rates across the swap curve.

See “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” for information on how we estimate the fair value of our derivative instruments.

Results of Operations of Foreclosed Assets

Results of operations of foreclosed assets consists of the operating results of entities controlled by CFC that hold foreclosed assets, impairment charges related to those entities, gains or losses related to the disposition of the assets and potential subsequent charges related to those assets. On July 1, 2016, we completed the sale of Caribbean Asset Holdings, LLC (“CAH”). As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2019 or
May 31, 2018.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains (losses) on early extinguishment of debt and other miscellaneous expenses.

Table 6 presents the components of non-interest expense recorded in our consolidated results of operations in fiscal years 2019, 2018 and 2017.

Table 6: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Non-interest expense:
Salaries and employee benefits	$(49,824)	$(51,422)	$(47,769)
Other general and administrative expenses	(43,342)	(39,462)	(38,457)
Gains (losses) on early extinguishment of debt	(7,100)	—	192
Other non-interest expense	(1,675)	(1,943)	(1,948)
Total non-interest expense	$(101,941)	$(92,827)	$(87,982)

Non-interest expense of $102 million for fiscal year 2019 increased by $9 million, or 10%, from fiscal year 2018. The increase was largely due to the loss on early extinguishment of debt of $7 million, attributable to the premium for the early redemption of $300 million of the $1 billion collateral trust bonds.

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

We recorded net loss attributable to noncontrolling interests of $2 million in fiscal year 2019, compared with net income of $2 million in both fiscal years 2018 and 2017.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $27,124 million as of May 31, 2019 increased by $434 million, or 2%, from May 31, 2018, primarily due to growth in our loan portfolio. Total liabilities of $25,820 million as of May 31, 2019 increased by $636 million, or 3%, from May 31, 2018, largely due to debt issuances to fund loan growth. Total equity decreased by $202 million during fiscal year 2019 to $1,304 million as of May 31, 2019, attributable to our reported net loss of $151 million and patronage capital retirement of $48 million in August 2018.
Following is a discussion of changes in the major components of our assets and liabilities during fiscal year 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers, and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term loans that provide borrowers the option to select fixed- and variable-rate loan advances and line of credit loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured.

Loans Outstanding

Table 7 summarizes loans to members, by loan type and by member class, for the five-year period ended May 31, 2019. As indicated in Table 7, long-term fixed-rate loans accounted for 89% and 90% of loans to members as of May 31, 2019 and 2018, respectively.

Table 7: Loans Outstanding by Type and Member Class

	May 31,
(Dollars in millions)	2019		2018		2017		2016		2015
Loans by type:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Long-term loans:
Fixed-rate	$23,094	89%	$22,696	90%	$22,137	91%	$21,391	93%	$19,722	92%
Variable-rate	1,067	4	1,040	4	847	3	757	3	699	3
Total long-term loans	24,161	93	23,736	94	22,984	94	22,148	96	20,421	95
Lines of credit	1,745	7	1,432	6	1,372	6	1,005	4	1,038	5
Total loans outstanding	$25,906	100%	$25,168	100%	$24,356	100%	$23,153	100%	$21,459	100%
Deferred loan origination costs	11	—	11	—	11	—	10	—	10	—
Loans to members	$25,917	100%	$25,179	100%	$24,367	100%	$23,163	100%	$21,469	100%

Loans by member class:
CFC:
Distribution	$20,155	78%	$19,552	78%	$18,825	77%	$17,674	77%	$16,095	75%
Power supply	4,579	18	4,397	18	4,505	19	4,401	19	4,181	20
Statewide and associate	84	—	70	—	58	—	55	—	65	—
CFC total	24,818	96	24,019	96	23,388	96	22,130	96	20,341	95
NCSC	743	3	786	3	614	3	681	3	732	3
RTFC	345	1	363	1	354	1	342	1	386	2
Total loans outstanding	$25,906	100%	$25,168	100%	$24,356	100%	$23,153	100%	$21,459	100%
Deferred loan origination costs	11	—	11	—	11	—	10	—	10	—
Loans to members	$25,917	100%	$25,179	100%	$24,367	100%	$23,163	100%	$21,469	100%
Loans to members totaled $25,917 million as of May 31, 2019, an increase of $738 million, or 3%, from May 31, 2018. CFC distribution loans and power supply loans increased by $603 million and $182 million, respectively, which was partially offset by a decrease in NCSC and RTFC loans of $43 million and $18 million, respectively. Long-term and line-of-credit revolving loans accounted for $425 million and $313 million, respectively, of the $738 million increase in loans. Based on our historical experience, however, long-term loans typically account for the substantial majority of loan growth.

Long-term loan advances totaled $1,843 million during fiscal year 2019, with approximately 87% of those advances for capital expenditures by members and 10% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,203 million during fiscal year 2018, with approximately 67% of those advances for capital expenditures by members and 24% for the refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period primarily resulted from weaker demand from borrowers to refinance other lender debt.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans.” See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 8 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced in accordance with our standard loan provisions, during the past three fiscal years and provides information on the percentage of loans that repriced to either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 96% over the last three fiscal years.

Table 8: Historical Retention Rate and Repricing Selection(1)

	May 31,
	2019		2018		2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$568,252	75%	$741,792	82%	$824,415	84%
Long-term variable rate selected	123,636	16	157,539	17	137,835	14
Total loans retained by CFC	691,888	91	899,331	99	962,250	98
Loans repaid(2)	69,250	9	4,637	1	25,076	2
Total	$761,138	100%	$903,968	100%	$987,326	100%
____________________________
(1) Does not include NCSC and RTFC loans.
(2) Includes loans totaling $1 million as of both May 31, 2018 and 2017 that were converted to new loans at the repricing date and transferred to a third party as part of our direct loan sale program. See “Note 4—Loans” for information on our sale of loans.

Scheduled Loan Principal Payments

Table 9 displays scheduled long-term loan principal payments as of May 31, 2019, for each of the five fiscal years subsequent to May 31, 2019 and thereafter.

Table 9: Long-Term Loan Scheduled Principal Payments

	Fixed Rate		Variable Rate
(Dollars in thousands)	Scheduled Principal Payments	Weighted-Average Interest Rate	Scheduled Principal Payments	Total Scheduled Principal Payments(1)
Fiscal year:
2020	$1,181,811	4.42%	$72,027	$1,253,838
2021	1,179,099	4.46	49,686	1,228,785
2022	1,180,497	4.50	50,727	1,231,224
2023	1,177,197	4.52	42,846	1,220,043
2024	1,136,044	4.59	48,153	1,184,197
Thereafter	17,239,605	4.67	803,441	18,043,046
Total	$23,094,253	4.62	$1,066,880	$24,161,133
____________________________
(1)Excludes line of credit loans.

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

Table 10: Debt Product Types

Debt Product Type:	Maturity Range	Market	Secured/Unsecured
Short-term funding programs:
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Other funding programs:
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Collateral trust bonds(1)	Up to 30 years	Capital markets	Secured
Guaranteed Underwriter Program notes payable(2)	Up to 20 years	U.S. government	Secured
Farmer Mac notes payable(3)	Up to 30 years	Private placement	Secured
Other notes payable(4)	Up to 30 years	Private placement	Both
Subordinated deferrable debt(5)	Up to 45 years	Capital markets	Unsecured
Members’ subordinated certificates(6)	Up to 100 years	Members	Unsecured
Revolving credit agreements	3 to 5 years	Bank institutions	Unsecured
____________________________
(1)Collateral trust bonds are secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(2)Represents notes payable under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program. The Federal Financing Bank provides the financing for these notes, and RUS provides a guarantee of repayment. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount of the notes payable.
(3)We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with Farmer Mac.
(4)Other notes payable consist of unsecured and secured Clean Renewable Energy Bonds and unsecured notes payable issued by NCSC. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement.
(5)Subordinated deferrable debt is subordinate and junior to senior debt and debt obligations we guarantee, but senior to subordinated certificates. We have the right at any time, and from time to time, during the term of the subordinated deferrable debt to suspend interest payments for a maximum period of 20 consecutive quarters for $1,000 par notes, or a maximum period of 40 consecutive quarters for $25 par notes. To date, we have not exercised our option to suspend interest payments. We have the right to call the subordinated deferrable debt, at par, any time after 10 years for $1,000 par notes or 5 years for $25 par notes.
(6)Members’ subordinated certificates consist of membership subordinated certificates, loan and guarantee certificates and member capital securities, and are subordinated and junior to senior debt, subordinated debt and debt obligations we guarantee. Membership subordinated certificates generally mature 100 years subsequent to issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates also may amortize annually based on the outstanding loan balance. Member capital securities mature 30 years subsequent to issuance. Member capital securities are callable at par beginning 10 years subsequent to the issuance and anytime thereafter.

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2019, 2018 and 2017. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2019		2018		2017
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate
Debt product type:
Commercial paper:
Members, at par	$1,111,795	2.52%	$1,202,105	1.89%	$928,158	0.95%
Dealer, net of discounts	944,616	2.46	1,064,266	1.87	999,691	0.93
Total commercial paper	2,056,411	2.49	2,266,371	1.88	1,927,849	0.94
Select notes to members	1,023,952	2.70	780,472	2.04	696,889	1.12
Daily liquidity fund notes to members	298,817	2.25	400,635	1.50	527,990	0.80
Medium-term notes:
Members, at par	625,626	2.97	643,821	2.31	612,951	1.97
Dealer, net of discounts	2,942,045	3.55	3,002,979	3.51	2,364,671	3.48
Total medium-term notes	3,567,671	3.45	3,646,800	3.30	2,977,622	3.17
Collateral trust bonds	7,383,732	3.19	7,639,093	3.89	7,634,048	4.08
Guaranteed Underwriter Program notes payable	5,410,507	2.97	4,856,143	2.85	4,985,484	2.83
Farmer Mac notes payable	3,054,914	3.33	2,891,496	2.88	2,513,389	1.71
Other notes payable	22,515	3.46	29,860	3.42	35,223	3.55
Subordinated deferrable debt	986,020	5.11	742,410	4.98	742,274	4.98
Members’ subordinated certificates:
Membership subordinated certificates	630,474	4.95	630,448	4.94	630,098	4.94
Loan and guarantee subordinated certificates	505,485	2.95	528,386	2.93	567,830	3.02
Member capital securities	221,170	5.00	221,148	5.00	221,097	5.00
Total members’ subordinated certificates	1,357,129	4.21	1,379,982	4.18	1,419,025	4.18
Total debt outstanding	$25,161,668	3.24%	$24,633,262	3.25%	$23,459,793	3.07%

Security type:
Unsecured debt	37%		37%		35%
Secured debt	63		63		65
Total	100%		100%		100%

Funding source:
Members	18%		18%		18%
Private placement:
Guaranteed Underwriter Program notes payable	21		20		21
Farmer Mac notes payable	12		12		11
Total private placement	33		32		32
Capital markets	49		50		50
Total	100%		100%		100%

Interest rate type:
Fixed-rate debt	77%		74%		74%
Variable-rate debt	23		26		26
Total	100%		100%		100%

Interest rate type including the impact of swaps:
Fixed-rate debt(1)	93%		87%		87%
Variable-rate debt(2)	7		13		13
Total	100%		100%		100%

Maturity classification:(3)
Short-term borrowings	14%		15%		14%
Long-term and subordinated debt(4)	86		85		86
Total	100%		100%		100%

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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the year ended May 31, 2019, our debt volume also increased. Total debt outstanding of $25,162 million as of May 31, 2019, increased by $528 million, or 2%, from May 31, 2018, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to an increase in borrowings under the Guaranteed Underwriter Program of $554 million, a net increase in Farmer Mac notes payable of $163 million, a net increase in subordinated deferrable debt of $244 million and an aggregate increase in member commercial paper, select notes and daily liquidity fund notes of $51 million. These increases were partially offset by net decreases in collateral trust bonds of $255 million, a decrease in dealer commercial paper outstanding of $120 million and a net decreases in medium-term notes of $79 million.

Below is a summary of significant financing activities during fiscal year 2019.

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

•	On January 31, 2019, we issued $450 million aggregate principal amount of 3.70% collateral trust bonds due 2029 and $500 million aggregate principal amount of 4.30% collateral trust bonds due 2049.

•	On May 6, 2019, we issued $250 million of 5.50% subordinated deferrable debt due 2064, which is fixed for the life of the transaction and is callable at par on or after May 15, 2024.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays outstanding member debt, by debt product type, as of May 31, 2019 and 2018.

Table 12: Member Investments

	May 31,				Change
	2019		2018
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,111,795	54%	$1,202,105	53%	$(90,310)
Select notes	1,023,952	100	780,472	100	243,480
Daily liquidity fund notes	298,817	100	400,635	100	(101,818)
Medium-term notes	625,626	18	643,821	18	(18,195)
Members’ subordinated certificates	1,357,129	100	1,379,982	100	(22,853)
Total outstanding member debt	$4,417,319		$4,407,015		$10,304

Percentage of total debt outstanding	18%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 18% of total debt outstanding as of both May 31, 2019 and 2018. Over the last three fiscal years, outstanding member investments as of the end of each quarterly reporting period have averaged $4,426 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,608 million and accounted for 14% of total debt outstanding as of May 31, 2019, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $21,554 million and accounted for 86% of total debt outstanding as of May 31, 2019, compared with $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. As discussed above, the increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund the growth in our loan portfolio. See Table 32 in the “Liquidity Risk” section for a summary of long-term subordinated debt issuances and repayments for fiscal year 2019.

Collateral Pledged

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, note purchase agreements with Farmer Mac and bond agreements under the Guaranteed Underwriter Program. We are required to maintain pledged collateral equal to at least 100% of the face amount of outstanding borrowings. However, as discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond indentures, Farmer Mac note purchase agreements or the Guaranteed Underwriter Program. In certain cases, provided that all conditions of eligibility under the different programs are satisfied, we may withdraw excess pledged collateral or transfer collateral from one borrowing program to another to facilitate a new debt issuance.

Table 13 displays the collateral coverage ratios as of May 31, 2019 and 2018 for the debt agreements noted above that require us to pledge collateral.

Table 13: Collateral Pledged

	Requirement/Limit		Actual(1)
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	May 31,
Debt Agreement			2019	2018
Collateral trust bonds 1994 indenture	100%	150%	118%	111%
Collateral trust bonds 2007 indenture	100	150	117	114
Guaranteed Underwriter Program notes payable	100	150	114	119
Farmer Mac notes payable	100	150	123	115
Clean Renewable Energy Bonds Series 2009A	100	150	112	109
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $25,162 million as of May 31, 2019, $15,858 million, or 63%, was secured by pledged loans totaling $18,877 million. In comparison, of our total debt outstanding of $24,633 million as of May 31, 2018, $15,398 million, or 63%, was secured by pledged loans totaling $18,145 million. Total debt outstanding on our consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 14 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2019 and 2018.

Table 14: Unencumbered Loans

	May 31,
(Dollars in thousands)	2019	2018
Total loans outstanding(1)	$25,905,664	$25,167,494
Less: Loans required to be pledged for secured debt (2)	(16,137,357)	(15,677,138)
Loans pledged in excess of requirement(2)(3)	(2,739,248)	(2,467,444)
Total pledged loans	$(18,876,605)	$(18,144,582)
Unencumbered loans	$7,029,059	$7,022,912
Unencumbered loans as a percentage of total loans	27%	28%
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both May 31, 2019 and 2018.
(2)Reflects unpaid principal balance of pledged loans.
(3)Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 14, we had excess loans pledged as collateral totaling $2,739 million and $2,467 million as of May 31, 2019 and 2018, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” Refer to “Note 4—Loans—Pledging of Loans” for additional information related to pledged collateral. Also refer to “Note 6—Short-

Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” for additional information on each of our debt product types.

Equity

Table 15 presents the components of total CFC equity and total equity as of May 31, 2019 and 2018.

Table 15: Equity

	May 31,		Change
(Dollars in thousands)	2019	2018
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	2,013	1,976	37
Total membership fees and educational fund	2,982	2,945	37
Patronage capital allocated	860,578	811,493	49,085
Members’ capital reserve	759,097	687,785	71,312
Total allocated equity	1,622,657	1,502,223	120,434
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(30,831)	(332,525)	301,694
Current year derivative forward value gains (losses)(1)	(318,134)	301,694	(619,828)
Current year-end cumulative derivative forward value losses	(348,965)	(30,831)	(318,134)
Other unallocated net income (loss)	3,190	(5,603)	8,793
Unallocated net loss	(345,775)	(36,434)	(309,341)
CFC retained equity	1,276,882	1,465,789	(188,907)
Accumulated other comprehensive income (loss)	(147)	8,544	(8,691)
Total CFC equity	1,276,735	1,474,333	(197,598)
Noncontrolling interests	27,147	31,520	(4,373)
Total equity	$1,303,882	$1,505,853	$(201,971)
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 15—Business Segments” for the statements of operations for CFC.

Total equity decreased by $202 million during fiscal year 2019 to $1,304 million as of May 31, 2019, attributable to our reported net loss of $151 million and patronage capital retirement of $48 million in August 2018.

In July 2019, the CFC Board of Directors authorized the allocation of fiscal year 2019 adjusted net income as follows: $97 million to members in the form of patronage capital; $71 million to the members’ capital reserve and $1 million to the cooperative educational fund. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted non-GAAP net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In July 2019, the CFC Board of Directors also authorized the retirement of patronage capital totaling $63 million, consisting of $48 million, which represented 50% of the patronage capital allocation for fiscal year 2019, and $15 million, which represented the portion of the allocation from fiscal year 1994 net earnings that has been held for 25 years pursuant to the CFC Board of Directors policy. We expect to return the $63 million to members in cash in the first quarter of fiscal year 2020. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.
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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 16 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of May 31, 2019 and 2018.

Table 16: Guarantees Outstanding

	May 31,		Change
(Dollars in thousands)	2019	2018
Guarantee type:
Long-term tax-exempt bonds	$312,190	$316,985	$(4,795)
Letters of credit	379,001	343,970	35,031
Other guarantees	146,244	144,206	2,038
Total	$837,435	$805,161	$32,274

Company:
CFC	$826,117	$793,156	$32,961
NCSC	8,714	10,431	(1,717)
RTFC	2,604	1,574	1,030
Total	$837,435	$805,161	$32,274

Of the total notional amount of our outstanding guarantee obligations of $837 million and $805 million as of May 31, 2019 and 2018, respectively, 55% and 57%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $312 million as of May 31, 2019, we also were the liquidity provider on $247 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during fiscal year 2019 or 2018.

We had outstanding letters of credit for the benefit of our members totaling $379 million as of May 31, 2019. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $53 million as of May 31, 2019. All of our master letter of credit facilities as of May 31, 2019 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 17 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations of $837 million as of May 31, 2019.

Table 17: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Guarantees	$837,435	$246,143	$133,015	$30,882	$159,059	$31,162	$237,174

We recorded a guarantee liability of $14 million and $11 million as of May 31, 2019 and 2018, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 13—Guarantees.”

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

Table 18 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of May 31, 2019 and 2018.

Table 18: Unadvanced Loan Commitments

	May 31,				Change
	2019		2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Line of credit commitments:
Conditional(1)	$4,845,306	37%	$4,835,434	38%	$9,872
Unconditional(2)	2,943,616	22	2,857,350	23	86,266
Total line of credit unadvanced commitments	7,788,922	59	7,692,784	61	96,138
Total long-term loan unadvanced commitments(1)	5,448,636	41	4,952,834	39	495,802
Total unadvanced loan commitments	$13,237,558	100%	$12,645,618	100%	$591,940
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 19 presents the amount of unadvanced loan commitments, by loan type, as of May 31, 2019 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 19: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit	$7,788,922	$3,998,036	$908,628	$488,017	$1,391,887	$872,813	$129,541
Long-term loans	5,448,636	389,799	736,621	1,404,204	1,210,164	1,694,441	13,407
Total	$13,237,558	$4,387,835	$1,645,249	$1,892,221	$2,602,051	$2,567,254	$142,948

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of May 31, 2019, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,449 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,238 million as of May 31, 2019 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,294 million and $9,789 million as of May 31, 2019 and 2018, respectively, and accounted for 78% and 77% of the combined total of unadvanced line of credit and long-term loan commitments as of May 31, 2019 and 2018, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,944 million and $2,857 million as of May 31, 2019 and 2018, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of May 31, 2019. The remaining 10% represented unconditional committed line of credit loans, which under any new advance would be made at rates determined by us.

Table 20 presents the maturities for each of the next five fiscal years of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of May 31, 2019.

Table 20: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024
Committed lines of credit	$2,943,616	$340,361	$451,865	$191,634	$1,239,917	$719,839

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

Management is responsible for execution of the risk-management framework, risk policy formation and daily management of the risks associated with our business. Management executes its responsibility by establishing processes for identifying, measuring, assessing, managing, monitoring and reporting risks. Management and operating groups maintain policies and procedures, specific to each major risk category, to identify and measure our primary risk exposures at the transaction, obligor and portfolio levels and ensure that our exposures remain within prescribed limits. Management also is responsible for establishing and maintaining internal controls to mitigate key risks. We have a number of management-level risk oversight committees across the organization and groups within the organization that have a defined set of authorities and responsibilities specific to one or more risk types, including the Corporate Credit Committee, Credit Risk Management

group, Treasury group, Asset Liability Committee, Investment Management Committee, Corporate Compliance, Internal Audit group and Disclosure Committee. These risk oversight committees and groups collectively help management facilitate enterprise-wide understanding and monitoring of CFC’s risk profile and the control processes with respect to our inherent risks. Management and the risk oversight committees periodically report actual results, significant current and emerging risks, initiatives and risk-management concerns to the CFC Board of Directors.

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

Credit Risk Management

We manage portfolio and borrower credit risk consistent with credit policies established by the CFC Board of Directors and through credit underwriting, approval and monitoring processes and practices adopted by management. Our board-established credit policies include guidelines regarding the types of credit products we offer, limits on credit we extend to individual borrowers, approval authorities delegated to management, and use of syndications and loan sales. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility. We review and update the risk ratings at least annually. Assigned risk ratings inform our credit approval, borrower monitoring and portfolio review processes. Our Corporate Credit Committee approves individual credit actions within its own authority and together with our Credit Risk Management group, establishes standards for credit underwriting, oversees credits deemed to be higher risk, reviews assigned risk ratings for accuracy, and monitors the overall credit quality and performance statistics of our loan portfolio.

Loan Portfolio Credit Risk

Below we provide information on the credit risk profile of our loan portfolio, including security provisions, loan concentration, credit performance and our allowance for loan losses.

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

Table 21 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of May 31, 2019 and 2018. Of our total loans outstanding, 92% were secured and 8% were unsecured as of May 31, 2019. In comparison, of our total loans outstanding, 93% were secured and 7% were unsecured as of May 31, 2018.

Table 21: Loan Portfolio Security Profile(1)

	May 31, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,674,330	98%	$419,923	2%	$23,094,253
Long-term variable-rate loans	1,058,434	99	8,446	1	1,066,880
Total long-term loans	23,732,764	98	428,369	2	24,161,133
Line of credit loans	121,741	7	1,622,790	93	1,744,531
Total loans outstanding	$23,854,505	92	$2,051,159	8	$25,905,664

Company:
CFC	$22,861,414	92%	$1,956,262	8%	$24,817,676
NCSC	664,618	89	78,270	11	742,888
RTFC	328,473	95	16,627	5	345,100
Total loans outstanding	$23,854,505	92	$2,051,159	8	$25,905,664

	May 31, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,220,087	98%	$476,098	2%	$22,696,185
Long-term variable-rate loans	996,970	96	42,521	4	1,039,491
Total long-term loans	23,217,057	98	518,619	2	23,735,676
Line of credit loans	69,097	5	1,362,721	95	1,431,818
Total loans outstanding	$23,286,154	93	$1,881,340	7	$25,167,494

Company:
CFC	$22,233,592	93%	$1,784,327	7%	$24,017,919
NCSC	703,396	89	83,061	11	786,457
RTFC	349,166	96	13,952	4	363,118
Total loans outstanding	$23,286,154	93	$1,881,340	7	$25,167,494
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both May 31, 2019 and 2018.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $619 million as of May 31, 2019, compared with $660 million as of May 31, 2018. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $154 million and $161 million as of May 31, 2019 and 2018, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of May 31, 2019, unchanged from May 31, 2018. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications members throughout the United States and its territories, including all 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,447 members and 222 associates as of May 31, 2019.

Geographic Concentration

We currently have loans outstanding to borrowers in 49 states. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both May 31, 2019 and 2018, and also the largest concentration of borrowers, with 70 borrowers as of both May 31, 2019 and 2018. In addition to having the largest number of borrowers, Texas also had the largest concentration of electric power supply borrowers. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers. Of our 67 electric power supply borrowers, eight were located in Texas as of May 31, 2019.

Table 22 presents the number of CFC, NCSC and RTFC borrowers and the percentage of total loans outstanding by state or U.S. territory as of May 31, 2019 and 2018.

Table 22: Loan Geographic Concentration

	May 31,
	2019		2018
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Texas	70	15.31%	70	15.11%
Missouri	47	5.57	48	5.43
Georgia	47	5.53	48	5.83
Colorado	24	5.46	26	5.41
Kansas	31	4.55	30	4.77
Florida	17	4.31	17	3.70
Alaska	17	3.70	17	3.79
Illinois	28	3.53	29	3.65
North Dakota	17	3.26	18	3.42
North Carolina	28	3.16	28	3.01
South Carolina	24	3.11	23	3.05
Indiana	39	2.88	37	2.89
Oklahoma	27	2.85	26	2.86
Kentucky	24	2.85	25	2.86
Minnesota	53	2.67	53	2.84
Arkansas	20	2.40	20	2.26
Ohio	28	2.29	28	2.10
Iowa	38	2.24	39	2.00
Alabama	27	2.22	27	2.28
Pennsylvania	17	1.96	17	2.04
Wisconsin	23	1.88	24	1.91
Maryland	2	1.72	2	1.67
Mississippi	19	1.64	19	1.58
Oregon	20	1.38	22	1.42
Washington	10	1.30	11	1.34
Virginia	18	1.19	19	1.25
Utah	6	1.17	6	1.39
Wyoming	11	1.16	13	0.99
Nevada	8	0.97	6	1.00
Louisiana	10	0.96	10	1.25
Michigan	12	0.88	13	0.92
Montana	25	0.80	25	0.78
Arizona	11	0.80	11	0.73
South Dakota	32	0.78	31	0.86
Tennessee	19	0.57	18	0.51
Idaho	12	0.49	12	0.51
Hawaii	2	0.46	2	0.52
Delaware	3	0.44	3	0.44
New Hampshire	1	0.33	1	0.36
New Mexico	16	0.24	16	0.27
Massachusetts	1	0.23	1	0.24
Vermont	6	0.20	5	0.21
California	4	0.14	4	0.13
New York	7	0.13	7	0.12
Nebraska	13	0.12	13	0.12
New Jersey	1	0.07	2	0.07
West Virginia	2	0.05	2	0.06
Maine	3	0.03	3	0.04
Rhode Island	1	0.02	—	—
District of Columbia	—	—	1	0.01
Total	921	100.00%	928	100.00%

Single-Obligor Concentration

Table 23 displays the outstanding loan exposure for the 20 largest borrowers, by company, as of May 31, 2019 and 2018. The 20 borrowers with the largest exposure consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of both May 31, 2019 and 2018. The largest total exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both May 31, 2019 and 2018.

Table 23: Loan Exposure to 20 Largest Borrowers

	May 31,				Change
	2019		2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$5,369,879	21%	$5,551,562	22%	$(181,683)
NCSC	245,559	1	257,334	1	(11,775)
Total loan exposure to 20 largest borrowers	5,615,438	22	5,808,896	23	(193,458)
Less: Loans covered under Farmer Mac standby purchase commitment	(360,012)	(1)	(382,132)	(2)	22,120
Net loan exposure to 20 largest borrowers	$5,255,426	21%	$5,426,764	21%	$(171,338)

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for 99% of our outstanding loans as of May 31, 2019, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong asset performance metrics, including low levels of criticized exposure. As displayed in Table 21 above, 92% and 93% of our total outstanding loans were secured as of May 31, 2019 and 2018, respectively. We had no delinquent or nonperforming loans as of May 31, 2019 and 2018. In addition, we had no loan defaults or charge-offs during the year ended May 31, 2019.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $202 million, or 0.78%, of total loans outstanding as of May 31, 2019. Of this amount, $176 million was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $178 million, or 0.71%, of total loans outstanding as of May 31, 2018. Of this amount, $171 million was classified as substandard. We did not have any loans classified as doubtful as of May 31, 2019 or 2018. See “Note 4—Loans” for a description of each of the risk rating classifications.

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

Table 24: Troubled Debt Restructured Loans

	May 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans
TDR loans:
CFC	$6,261	0.03%	$6,507	0.03%	$6,581	0.02%	$6,716	0.03%	$7,221	0.03%
NCSC	—	—	—	—	—	—	—	—	294	—
RTFC	5,592	0.02	6,092	0.02	6,592	0.03	10,598	0.04	4,221	0.02
Total TDR loans	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$17,314	0.07%	$11,736	0.05%

Performance status of TDR loans:
Performing TDR loans	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$13,808	0.06%	$11,736	0.05%
Nonperforming TDR loans	—	—	—	—	—	—	3,506	0.01	—	—
Total TDR loans	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$17,314	0.07%	$11,736	0.05%

As indicated in Table 24 above, we did not have any TDR loans classified as nonperforming as of May 31, 2019 or 2018.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We have not had any loans classified as nonperforming, other than TDR loans, since the fiscal year ended
May 31, 2014.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. Table 25 presents charge-offs, net of recoveries, and the net charge-off rate for each of the last five fiscal years.

Table 25: Net Charge-Offs (Recoveries)

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Charge-offs:
RTFC	$—	$—	$2,119	$—	$999
Recoveries:
CFC	—	—	(159)	(214)	(214)
RTFC	—	—	(100)	—	—
Total recoveries	—	—	(259)	(214)	(214)
Net charge-offs (recoveries)	$—	$—	$1,860	$(214)	$785

Average total loans outstanding	$25,527,172	$24,911,559	$23,834,432	$22,490,847	$20,821,944

Net charge-off rate(1)	0.00%	0.00%	0.01%	0.00%	0.00%
____________________________
(1)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.

We had no loan defaults or charge-offs during fiscal years 2019 or 2018. The gross charge-offs of $3 million over the last five fiscal years were all attributable to our RTFC telecommunications loan portfolio. We now have experienced an extended period of six consecutive fiscal years for which we have had no charge-offs in our electric utility loan portfolio.

Historical Loan Losses

In its 50-year history, CFC has experienced only 16 defaults, of which 10 resulted in no loss and six resulted in cumulative historical net charge-offs of $86 million for our electric utility loan portfolio. Of this amount, $67 million was attributable to electric utility power supply cooperatives and $19 million was attributable to electric distribution cooperatives. We discuss the reasons loans to electric utility cooperatives, our principal lending market, typically have a relatively low risk of default above under “Credit Concentration.”

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

Outstanding loans to electric utility organizations totaled $25,561 million and accounted for 99% of our total outstanding loan portfolio as of May 31, 2019, while outstanding RTFC telecommunications loans totaled $345 million and accounted for 1%, of our total outstanding loan portfolio as of May 31, 2019.

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

Table 26 summarizes changes in the allowance for loan losses for the past five fiscal years and a comparison of the allowance by company as of the end of each of those years.

Table 26: Allowance for Loan Losses

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Beginning balance	$18,801	$37,376	$33,258	$33,690	$56,429
Provision (benefit) for loan losses	(1,266)	(18,575)	5,978	(646)	(21,954)
Net (charge-offs) recoveries	—	—	(1,860)	214	(785)
Ending balance	$17,535	$18,801	$37,376	$33,258	$33,690

Allowance for loan losses by company:
CFC	$13,120	$12,300	$29,499	$24,559	$23,716
NCSC	2,007	2,082	2,910	3,134	5,441
RTFC	2,408	4,419	4,967	5,565	4,533
Total	$17,535	$18,801	$37,376	$33,258	$33,690

Allowance coverage ratios:
Total loans outstanding(1)	$25,905,664	$25,167,494	$24,356,330	$23,152,517	$21,459,220
Percentage of total loans outstanding	0.07%	0.07%	0.15%	0.14%	0.16%
Percentage of total performing TDR loans outstanding	147.94	149.23	283.73	240.86	287.07
Percentage of total nonperforming TDR loans outstanding	—	—	—	948.60	—
Percentage of loans on nonaccrual status	—	—	—	948.60	287.07
___________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of May 31, 2019, 2018 and 2017, and $10 million as of May 31, 2016 and 2015.

Our allowance for loan losses decreased by $1 million to $18 million as of May 31, 2019, from $19 million as of May 31, 2018. The allowance coverage ratio was 0.07% as of both May 31, 2019 and 2018. Loans designated as individually impaired totaled $12 million and $13 million as of May 31, 2019 and 2018, respectively, and the specific allowance related to those loans totaled $1 million as of both May 31, 2019 and 2018.

See “Critical Accounting Policies and Estimates—Allowance for Loan Losses” above and “Note 1—Summary of Significant Accounting Policies” for information on the methodology for determining our allowance for loan losses and the key assumptions. See “Note 4—Loans” of this Report for additional information on the credit quality of our loan portfolio.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of May 31, 2019. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 23% and 24% of the total outstanding notional amount of derivatives as of
May 31, 2019 and 2018, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of May 31, 2019. Both Moody’s and S&P had our ratings on stable outlook as of May 31, 2019. Table 27 displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty’s master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 27: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$50,460	$(9,379)	$—	$(9,379)
Falls below Baa1/BBB+	7,024,759	(224,501)	5	(224,496)
Falls to or below Baa2/BBB (2)	562,062	(7,132)	—	(7,132)
Falls below Baa3/BBB-	221,865	(12,292)	—	(12,292)
Total	$7,859,146	$(253,304)	$5	$(253,299)
___________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $165 million as of May 31, 2019. These contracts were in an unrealized loss position of $20 million as of May 31, 2019.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $266 million as of May 31, 2019. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of May 31, 2019. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” for additional information about credit risk related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to readily available funding and rollover or issue new debt, under both normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. Our primary sources of liquidity include cash flows from operations, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 28 presents the sources of our available liquidity as of May 31, 2019 and 2018.

Table 28: Available Liquidity

	May 31,
	2019			2018
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$178	$—	$178	$231	$—	$231
Committed bank revolving line of credit agreements—unsecured(1)	2,975	3	2,972	3,085	3	3,082
Guaranteed Underwriter Program committed facilities—secured(2)	7,298	5,948	1,350	6,548	5,323	1,225
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,200	3,055	2,145	5,200	2,791	2,409
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured	300	—	300	300	100	200
Total	$15,951	$9,006	$6,945	$15,364	$8,217	$7,147
____________________________
(1)The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both May 31, 2019 and May 31, 2018 relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(3)Availability subject to market conditions.

We believe we have sufficient liquidity from the available on- and off-balance sheet liquidity sources presented above in Table 28 and our ability to issue debt to meet demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months.

Borrowing Capacity Under Current Facilities

Following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks and committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreements with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,975 million of commitments under committed bank revolving line of credit agreements as of May 31, 2019. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

Table 29 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of May 31, 2019. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of May 31, 2019.

Table 29: Committed Bank Revolving Line of Credit Agreements

	May 31, 2019
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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to make new loans and refinance existing indebtedness. As part of the program, we pay fees, based on outstanding borrowings, supporting the USDA Rural Economic Development Loan and Grant program. The borrowings under this program are guaranteed by RUS.

On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date.

During fiscal year 2019, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of May 31, 2019. Of this amount, $600 million is available for advance through July 15, 2022 and $750 million is available for advance through July 15, 2023.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 28, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $3,055 million and $2,791 million as of May 31, 2019 and 2018, respectively, under the Farmer Mac revolving note purchase agreement of $5,200 million. We borrowed $575 million under this note purchase agreement with Farmer Mac during the year ended May 31, 2019. The available borrowing amount totaled $2,145 million as of May 31, 2019.
Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which was January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. We did not have any outstanding notes payable under this revolving note purchase agreement with Farmer Mac as of May 31, 2019. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated.

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

Table 30 displays the composition, by funding source, of our short-term borrowings as of May 31, 2019 and 2018. Member borrowings accounted for 74% of total short-term borrowings as of May 31, 2019, compared with 69% of total short-term borrowings as of May 31, 2018.

Table 30: Short-Term Borrowings—Funding Sources

	May 31,
	2019		2018
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$2,663,110	74%	$2,631,644	69%
Private placement—Farmer Mac notes payable	—	—	100,000	3
Capital markets	944,616	26	1,064,266	28
Total	$3,607,726	100%	$3,795,910	100%

Table 31 displays additional information on our short-term borrowings, including the maximum month-end and average outstanding amounts, the weighted average interest rate and the weighted average maturity, for each respective category of our short-term borrowings for fiscal years 2019, 2018 and 2017.

Table 31: Short-Term Borrowings

	May 31, 2019
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$944,616	2.46%	7 days	$2,277,820	$1,322,039
Commercial paper to members, at par	1,111,795	2.52	34 days	1,380,324	1,091,745
Total commercial paper	2,056,411	2.49	22 days	3,209,498	2,413,784
Select notes to members	1,023,952	2.70	48 days	1,049,349	907,490
Daily liquidity fund notes to members	298,817	2.25	1 day	572,898	407,964
Medium-term notes sold to members	228,546	2.87	143 days	246,676	237,331
Farmer Mac revolving facility	—	—	—	100,000	3,288
Total short-term borrowings	$3,607,726	2.56	35 days		$3,969,857

	May 31, 2018
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,064,266	1.87%	14 days	$2,548,147	$942,931
Commercial paper to members, at par	1,202,105	1.89	34 days	1,268,515	1,005,624
Total commercial paper	2,266,371	1.88	25 days	3,447,274	1,948,555
Select notes to members	780,472	2.04	44 days	780,472	727,313
Daily liquidity fund notes to members	400,635	1.50	1 day	866,065	618,705
Medium-term notes sold to members	248,432	1.90	150 days	248,432	217,122
Farmer Mac revolving facility	100,000	2.23	61 days	100,000	548
Total short-term borrowings	$3,795,910	1.88	35 days		$3,512,243

	May 31, 2017
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$999,691	0.93%	13 days	$2,048,954	$988,538
Commercial paper to members, at par	928,158	0.95	24 days	1,080,737	928,082
Total commercial paper	1,927,849	0.94	18 days	3,006,148	1,916,620
Select notes to members	696,889	1.12	43 days	840,990	726,276
Daily liquidity fund notes to members	527,990	0.80	1 day	687,807	542,188
Medium-term notes sold to members	190,172	1.50	144 days	203,246	194,045
Total short-term borrowings	$3,342,900	0.99	28 days		$3,379,129

Our short-term borrowings totaled $3,608 million and accounted for 14% of total debt outstanding as of May 31, 2019, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. The weighted-average maturity and weighted-average cost of our short-term borrowings was 35 days and 2.56%, respectively, as of May 31, 2019, compared with 35 days and 1.88%, respectively, as of May 31, 2018. Of the total outstanding commercial paper, $945 million, or 4% of total debt outstanding, was issued to dealers as of May 31, 2019, compared with the $1,064 million, or 4% of total debt outstanding, that was issued to dealers as of May 31, 2018. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Member borrowings accounted for 74% of our total short-term borrowings as of May 31, 2019, compared with 69% of total short-term borrowings as of May 31, 2018.

Long-Term and Subordinated Debt

Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Pursuant to our effective shelf registration statements filed with the SEC, we may offer and issue the following debt securities:

•	an unlimited amount of collateral trust bonds until September 2019;

•	an unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until November 2020; and

•	daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2022.

We intend to file a new registration statement registering an unlimited amount of collateral trust bonds prior to the expiration of the existing shelf registration statement in September 2019. Although we register member capital securities and the daily liquidity fund notes with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. Notwithstanding the foregoing, we have contractual limitations with respect to the amount of senior indebtedness we may incur.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $21,554 million and accounted for 86% of total debt outstanding as of May 31, 2019, compared with $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth. Table 32 summarizes long-term and subordinated debt issuances and repayments during fiscal year 2019.

Table 32: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Year Ended May 31, 2019
(Dollars in thousands)	Issuances	Repayments (1)	Change
Long-term and subordinated debt activity:(2)
Collateral trust bonds	$1,575,000	$1,830,000	$(255,000)
Guaranteed Underwriter Program notes payable	625,000	70,867	554,133
Farmer Mac notes payable	575,000	311,583	263,417
Medium-term notes sold to members	194,355	192,664	1,691
Medium-term notes sold to dealers	329,907	394,004	(64,097)
Other notes payable	—	7,522	(7,522)
Subordinated debt	250,000	—	250,000
Members’ subordinated certificates	1,986	24,861	(22,875)
Total	$3,551,248	$2,831,501	$719,747
___________________________
(1)Amounts exclude unamortized debt issuance costs and discounts
(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and on the weighted-average interest rates on our long-term debt and subordinated certificates in “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio, composed of equity securities and held-to-maturity debt securities. We intend for our investment portfolio, which totaled $653 million and $710 million as of May 31, 2019 and 2018, respectively, to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs.

On June 12, 2019, Farmer Mac redeemed its Series B non-cumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of May 31, 2019, which equals the per share redemption price.

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

Table 33 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ended November 30, 2020. Our projected liquidity position reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of May 31, 2019, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 33: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

1Q FY 2020	$230	$384	$194	$808	$301	$548	$140	$989	$108
2Q FY 2020	690	299	99	1,088	773	393	5	1,171	29
3Q FY 2020	890	307	76	1,273	650	468	—	1,118	(183)
4Q FY 2020	90	311	9	410	161	210	—	371	(129)
1Q FY 2021	490	312	—	802	499	316	—	815	5
2Q FY 2021	740	309	—	1,049	491	302	—	793	(275)
Total	$3,130	$1,922	$378	$5,430	$2,875	$2,237	$145	$5,257	$(445)
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended November 30, 2020.
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

As displayed in Table 33, we currently project long-term advances of $1,619 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,301 million by approximately $318 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Contractual Obligations

Our contractual obligations affect our short- and long-term liquidity needs. Table 34 displays aggregated information about the listed categories of our contractual obligations as of May 31, 2019. The table provides information on the contractual maturity profile of our debt securities based on undiscounted future cash payment amounts due pursuant to these obligations, aggregated by type of contractual obligation. The table excludes certain obligations where the obligation is short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 34: Contractual Obligations(1)

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Short-term borrowings	$3,608	$—	$—	$—	$—	$—	$3,608
Long-term debt	1,638	1,827	1,925	1,171	1,076	11,574	19,211
Subordinated deferrable debt	—	—	—	—	—	986	986
Members’ subordinated certificates(2)	9	42	15	24	16	1,251	1,357
Total long-term and subordinated debt	1,647	1,869	1,940	1,195	1,092	13,811	21,554
Contractual interest on long-term debt(3)	703	657	606	558	530	6,415	9,469
Total specified contractual obligations	$5,958	$2,526	$2,546	$1,753	$1,622	$20,226	$34,631
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2)Excludes $0.05 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $254 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $17 million in fiscal year 2019 and represented 7% of amortizing loan subordinated certificates outstanding.
(3) Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2019, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2019 until maturity and redeemable debt continues to accrue interest until its contractual maturity.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 35 displays our credit ratings as of May 31, 2019. Moody's, S&P and Fitch affirmed our ratings and outlook during the third quarter of fiscal year 2019. Our credit ratings as of May 31, 2019 are unchanged from May 31, 2018, and as of the date of the filing of this Report.

Table 35: Credit Ratings

May 31, 2019
	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A	A
Senior secured debt(2)	A1	A	A+
Senior unsecured debt(3)	A2	A	A
Subordinated debt	A3	BBB+	BBB+
Commercial paper	P-1	A-1	F1
Outlook	Stable	Stable	Stable
___________________________
(1)Based on our senior unsecured debt rating.

(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s, A-1 by S&P and F1 by Fitch. In addition, the notes payable to the Federal Financing Bank and guaranteed by RUS under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch, or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio increased to 19.80-to-1 as of May 31, 2019, from 16.72-to-1 as of May 31, 2018, primarily due to increased borrowings to fund the loan growth in our loan portfolio and a decrease in equity resulting from our reported net loss of $151 million for fiscal year 2019 and the patronage capital retirement of $48 million in August 2018.

Our adjusted debt-to-equity ratio decreased to 5.73-to-1 as of May 31, 2019, from 6.18-to-1 as of May 31, 2018, primarily attributable to an increase in adjusted equity resulting from the issuance of $250 million of subordinated deferrable debt in the forth quarter of fiscal year 2019.

We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2019.

As discussed above in “Introduction” and “Item 6—Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP measures disclosed in this Report to the most comparable GAAP measures and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Covenants—Committed Bank Revolving Line of Credit Agreements

Table 36 presents the required and actual financial ratios under our committed bank revolving line of credit agreements as of or for the years ended May 31, 2019 and 2018. We were required to meet the minimum adjusted TIER ratio of 1.05 in fiscal year 2019 in order to retire patronage capital to our members.

Table 36: Financial Covenant Ratios Under Committed Bank Revolving Lines of Credit Agreements(1)

		Actual
		May 31,
	Requirement	2019	2018
Financial covenant ratios:
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.19	1.17
Minimum adjusted TIER for the most recent fiscal year	1.05	1.19	1.17
Maximum ratio of adjusted senior debt to total equity	10.00	5.52	5.92

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

In addition to the financial covenants, our committed bank revolving line of credit agreements generally prohibit liens on loans to members except for liens pursuant to the following:

•	under terms of our indentures;

•	related to taxes that are being contested or are not delinquent;

•	stemming from certain legal proceedings that are being contested in good faith;

•	created by CFC to secure guarantees by CFC of indebtedness, the interest on which is excludable from the gross income of the recipient for federal income tax purposes;

•	granted by any subsidiary to CFC; and

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness under this provision for all of our committed bank revolving line of credit agreements was $8,475 million as of May 31, 2019.

Covenants—Debt Indentures

Table 37 presents the required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of May 31, 2019 and 2018.

Table 37: Financial Ratios Under Debt Indentures

		Actual
		May 31,
	Requirement	2019	2018
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.62	6.53
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

MARKET RISK

Interest rate risk represents our primary source of market risk. Interest rate risk is the risk to current or anticipated earnings or equity arising primarily from movements in interest rates. This risk results from differences between the timing of cash flows on our assets and the liabilities funding those assets. The timing of cash flows of our assets is impacted by re-pricing characteristics, prepayments and contractual maturities. We discuss the risks related to the uncertainty as to the nature of potential changes or other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate in “Item 1A. Risk Factors.”

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

Table 38 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of May 31, 2019. We exclude variable-rate loans from our interest rate gap analysis as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 11% and 10% of our total loan portfolio as of May 31, 2019 and 2018, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 38: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/20	Two Years 6/1/20 to 5/31/22	Two Years 6/1/22 to 5/31/24	Five Years 6/1/24 to 5/31/29	10 Years 6/1/29 to 5/31/39	6/1/39 and Thereafter	Total
Asset amortization and repricing	$1,767	$3,243	$2,770	$5,627	$7,051	$3,059	$23,517
Liabilities and members’ equity:
Long-term debt (1)(2)	$1,825	$3,584	$2,448	$6,184	$4,911	$1,994	$20,946
Subordinated deferrable debt and subordinated certificates(2)(3)	14	39	408	604	153	773	1,991
Members’ equity (4)	—	22	23	102	283	948	1,378
Total liabilities and members’ equity	$1,839	$3,645	$2,879	$6,890	$5,347	$3,715	$24,315
Gap (5)	$(72)	$(402)	$(109)	$(1,263)	$1,704	$(656)	$(798)

Cumulative gap	(72)	(474)	(583)	(1,846)	(142)	(798)
Cumulative gap as a % of total assets	(0.27)%	(1.75)%	(2.15)%	(6.81)%	(0.52)%	(2.94)%
Cumulative gap as a % of adjusted total assets(6)	(0.27)	(1.75)	(2.15)	(6.82)	(0.52)	(2.95)

____________________________
(1)Includes long-term fixed-rate debt and the net impact of our interest rate swaps.
(2) The maturity presented for debt is based on the call date.
(3)Represents the amount of subordinated deferrable debt and subordinated certificates allocated to fund fixed-rate assets.
(4)Represents the portion of members’ equity and loan loss allowance allocated to fund fixed-rate assets. See Table 45: Members’ Equity below under “Non-GAAP Financial Measures” for a reconciliation of total CFC equity to members’ equity.
(5)Calculated based on the amount of assets scheduled for amortization and repricing less total liabilities and members’ equity funding those assets.
(6)Adjusted total assets represents total assets reported in our consolidated balance sheets less derivative assets.

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

As indicated above in Table 38, we were in a prefunded position of $798 million as of May 31, 2019, rather than our typical warehouse position. The primary factors that resulted in this prefunded position included a reduced level of member investments and our expectation that the yield curve will remain inverted or flat in the near term, which provided an opportunity for us to issue longer-term debt at an attractive coupon rate. We do not expect to maintain a prefunded position as we expect to continue to fund long-term fixed rate loans in the future.

Financial Instruments

Table 39 provides information about our financial instruments, other than derivatives, that are sensitive to changes in interest rates. We provide additional information on our use of derivatives and exposure in “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities.” All of our financial instruments as of May 31, 2019 were entered into or contracted for purposes other than trading. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates as of May 31, 2019.

Table 39: Financial Instruments

			Principal Amortization and Maturities
	Outstanding Balance	Fair Value						Remaining Years
(Dollars in millions)			2020	2021	2022	2023	2024
Assets:
Equity securities	$88	$88	$—	$—	$—	$—	$—	$88
Investment securities, held to maturity	$565	$571	$65	$103	$126	$153	$93	$25
Average rate	2.98%		2.08%	2.87%	3.00%	3.01%	3.61%	3.10%
Long-term fixed-rate loans (1)	$23,094	$22,949	$1,182	$1,179	$1,180	$1,177	$1,136	$17,240
Average rate	4.62%		4.42%	4.46%	4.50%	4.52%	4.59%	4.67%
Long-term variable-rate loans	$1,067	$1,067	$72	$50	$51	$43	$48	$803
Average rate	4.01%		—	—	—	—	—	—
Line of credit loans	$1,745	$1,745	$1,745	$—	$—	$—	$—	$—
Average rate	3.78%		3.78%	—	—	—	—	—
Liabilities and equity:
Short-term borrowings (2)	$3,608	$3,608	$3,608	$—	$—	$—	$—	$—
Average rate	2.56%		2.56%	—	—	—	—	—
Long-term debt	$19,211	$20,147	$1,638	$1,827	$1,925	$1,171	$1,076	$11,574
Average rate	3.20%		2.36%	2.73%	2.93%	2.75%	3.18%	3.49%
Subordinated deferrable debt	$986	$1,005	$—	$—	$—	$—	$—	$986
Average rate	5.11%		—	—	—	—	—	5.11%
Members’ subordinated certificates (3)	$1,357	$1,357	$9	$42	$15	$24	$16	$1,251
Average rate	4.21%		2.61%	3.73%	2.91%	3.53%	2.32%	4.29%
____________________________
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $12 million in TDR loans that were on accrual status as of May 31, 2019.
(2) Short-term borrowings consists of commercial paper, select notes, daily liquidity fund notes, bank bid notes and medium-term notes issued with an original maturity of one year or less.
(3) Excludes $0.05 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $254 million are amortizing annually based on the unpaid principal balance of the related loan. The amortization payments on these certificates totaled $17 million in fiscal year 2019, which represented 7% of amortizing loan subordinated certificates outstanding.

Loan Repricing
Table 40 shows long-term fixed-rate loans outstanding as of May 31, 2019, which will be subject to interest rate repricing during the next five fiscal years and thereafter (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing).

Table 40: Loan Repricing

(Dollars in thousands)	Repricing Amount	Weighted-Average Interest Rate
2020	$486,294	4.48%
2021	422,839	4.40
2022	393,571	4.63
2023	271,478	4.83
2024	218,968	4.83
Thereafter	1,284,828	5.06
Total	$3,077,978	4.79

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

Operational risk is inherent in all business activities. The management of such risk is important to the achievement of our objectives. We maintain business policies and procedures, employee training, an internal control framework, and a comprehensive business continuity and disaster recovery plan that are intended to provide a sound operational environment. Our business policies and controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses, and considering factors such as competition and regulation. Corporate Compliance monitors compliance with established procedures and applicable law that are designed to ensure adherence to generally accepted conduct, ethics and business practices defined in our corporate policies. We provide employee compliance training programs, including information protection, suspicious activity reporting and operational risk. Internal Audit examines the design and operating effectiveness of our operational, compliance and financial reporting internal controls on an ongoing basis.

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

As cyber-related attacks could materially affect our operations, our board of directors places particular emphasis on the oversight of cybersecurity risks. Each quarter, or more frequently as requested by the board of directors, management provides reports on CFC’s security operations, including any cybersecurity incidents, management’s efforts to manage any incidents, and any other information requested from management. On at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity events. Additionally, upon the occurrence of a material cybersecurity incident, the board of directors will be notified of the event so it may properly evaluate such incident, including management’s remediation plan.

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

Statements of Operations Non-GAAP Adjustments

Our primary performance measure is TIER. TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense. TIER is a measure of our ability to cover interest expense requirements on our debt. We adjust the TIER calculation to add the derivative cash settlements expense to the interest expense and to remove the derivative forward value gains (losses) and foreign currency adjustments from total net income. Adding the cash settlements expense back to interest expense also has a corresponding effect on our adjusted net interest income.

We use derivatives to manage interest rate risk on our funding of the loan portfolio. The derivative cash settlements expense represents the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported interest expense to include the derivative cash settlements expense. We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements expense represents our total cost of funding for the period. TIER calculated by adding the derivative cash settlements expense to the interest expense reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements expense for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2019 and 2018, there were no foreign currency derivative instruments outstanding.

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

Table 41 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER for each fiscal year in the five-year period ended May 31, 2019.

Table 41: Adjusted Financial Measures — Income Statement

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Interest expense	$(836,209)	$(792,735)	$(741,738)	$(681,850)	$(635,684)
Include: Derivative cash settlements expense	(43,611)	(74,281)	(84,478)	(88,758)	(82,906)
Adjusted interest expense	$(879,820)	$(867,016)	$(826,216)	$(770,608)	$(718,590)

Net interest income	$299,461	$284,622	$294,896	$330,786	$317,292
Include: Derivative cash settlements expense	(43,611)	(74,281)	(84,478)	(88,758)	(82,906)
Adjusted net interest income	$255,850	$210,341	$210,418	$242,028	$234,386

Net income (loss)	$(151,210)	$457,364	$312,099	$(51,516)	$(18,927)
Exclude: Derivative forward value gains (losses)	(319,730)	306,002	179,381	(221,083)	(114,093)
Adjusted net income	$168,520	$151,362	$132,718	$169,567	$95,166

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements expense in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 42 presents our TIER and adjusted TIER for each fiscal year in the five-year period ended May 31, 2019.

Table 42: TIER and Adjusted TIER

	Year Ended May 31,
	2019	2018	2017	2016	2015
TIER (1)	0.82	1.58	1.42	0.92	0.97
Adjusted TIER (2)	1.19	1.17	1.16	1.22	1.13
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

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

We also sell subordinated deferrable debt in the capital markets with maturities of up to 30 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. In calculating our adjusted debt-to-equity ratio, we subtract subordinated deferrable debt from total liabilities and add it to total equity.

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

Table 43 provides a reconciliation between the liabilities and equity used to calculate the debt-to-equity ratio and the adjusted debt-to-equity ratio as of the end of each fiscal year in the five-year period ended May 31, 2019. As indicated in the following table, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 43: Adjusted Financial Measures — Balance Sheet

	May 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total liabilities	$25,820,490	$25,184,351	$24,106,887	$23,452,822	$21,934,273
Exclude:
Derivative liabilities	391,724	275,932	385,337	594,820	408,382
Debt used to fund loans guaranteed by RUS	153,991	160,865	167,395	173,514	179,241
Subordinated deferrable debt	986,020	742,410	742,274	742,212	395,699
Subordinated certificates	1,357,129	1,379,982	1,419,025	1,443,810	1,505,420
Adjusted total liabilities	$22,931,626	$22,625,162	$21,392,856	$20,498,466	$19,445,531

Total equity	$1,303,882	$1,505,853	$1,098,805	$817,378	$911,786
Exclude:
Prior-year cumulative derivative forward value losses	(34,974)	(340,976)	(520,357)	(299,274)	(185,181)
Current-year derivative forward value gains (losses)	(319,730)	306,002	179,381	(221,083)	(114,093)
Accumulated other comprehensive income (1)	2,571	1,980	3,702	4,487	5,371
Include:
Subordinated certificates	1,357,129	1,379,982	1,419,025	1,443,810	1,505,420
Subordinated deferrable debt	986,020	742,410	742,274	742,212	395,699
Adjusted total equity	$3,999,164	$3,661,239	$3,597,378	$3,519,270	$3,106,808
____________________________
(1) Represents AOCI related to derivatives. See “Note 11—Equity” for the components of AOCI.

Table 44 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of the end of each fiscal year during the five-year period ended May 31, 2019.

Table 44: Debt-to-Equity Ratio

	May 31,
	2019	2018	2017	2016	2015
Debt-to-equity ratio (1)	19.80	16.72	21.94	28.69	24.06
Adjusted debt-to-equity ratio (2)	5.73	6.18	5.95	5.82	6.26
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities at period end divided by adjusted total equity as of the end of the period.

Members’ Equity

Total CFC equity includes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income. It also includes amounts recorded in accumulated other comprehensive income. We provide the components of accumulated other comprehensive income in “Note 11—Equity.” Because these amounts generally have not been realized, they are not available to members and are excluded by CFC’s Board of Directors in determining the annual allocation of adjusted net income to patronage capital, members’ capital reserve and other member funds.

Table 45 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2019 and 2018.

Table 45: Members’ Equity

	May 31,
(Dollars in thousands)	2019	2018
Total CFC equity	$1,276,735	$1,474,333
Excludes:
Accumulated other comprehensive income (loss)	(147)	8,544
Current period-end cumulative derivative forward value losses	(348,965)	(30,831)
Subtotal	(349,112)	(22,287)
Members’ equity	$1,625,847	$1,496,620

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk” and “Note 10—Derivative Instruments and Hedging Activities.”

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
National Rural Utilities Cooperative Finance Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended May 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
McLean, Virginia
July 31, 2019

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$1,135,670	$1,077,357	$1,036,634
Interest expense	(836,209)	(792,735)	(741,738)
Net interest income	299,461	284,622	294,896
Benefit (provision) for loan losses	1,266	18,575	(5,978)
Net interest income after benefit (provision) for loan losses	300,727	303,197	288,918
Non-interest income (loss):
Fee and other income	15,355	17,578	19,713
Derivative gains (losses)	(363,341)	231,721	94,903
Results of operations of foreclosed assets	—	—	(1,749)
Unrealized losses on equity securities	(1,799)	—	—
Total non-interest income (loss)	(349,785)	249,299	112,867
Non-interest expense:
Salaries and employee benefits	(49,824)	(51,422)	(47,769)
Other general and administrative expenses	(43,342)	(39,462)	(38,457)
Gains (losses) on early extinguishment of debt	(7,100)	—	192
Other non-interest expense	(1,675)	(1,943)	(1,948)
Total non-interest expense	(101,941)	(92,827)	(87,982)
Income (loss) before income taxes	(150,999)	459,669	313,803
Income tax expense	(211)	(2,305)	(1,704)
Net income (loss)	(151,210)	457,364	312,099
Less: Net (income) loss attributable to noncontrolling interests	1,979	(2,178)	(2,193)
Net income (loss) attributable to CFC	$(149,231)	$455,186	$309,906

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Net income (loss)	$(151,210)	$457,364	$312,099
Other comprehensive income (loss):
Unrealized gains (losses) on equity securities	—	(3,222)	4,614
Unrealized gains (losses) on cash flow hedges	1,059	(1,059)	—
Reclassification of losses on foreclosed assets to net income	—	—	9,823
Reclassification of derivative gains to net income	(468)	(663)	(785)
Defined benefit plan adjustments	(488)	313	(1,535)
Other comprehensive income (loss)	103	(4,631)	12,117
Total comprehensive income (loss)	(151,107)	452,733	324,216
Less: Total comprehensive (income) loss attributable to noncontrolling interests	1,979	(2,178)	(2,193)
Total comprehensive income (loss) attributable to CFC	$(149,128)	$450,555	$322,023

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$177,922	$230,999
Restricted cash	8,282	7,825
Total cash, cash equivalents and restricted cash	186,204	238,824
Time deposits	—	100,000
Investment securities:
Equity securities	87,533	89,332
Debt securities held to maturity, at amortized cost	565,444	520,519
Total investment securities	652,977	609,851
Loans to members	25,916,904	25,178,608
Less: Allowance for loan losses	(17,535)	(18,801)
Loans to members, net	25,899,369	25,159,807
Accrued interest receivable	133,605	127,442
Other receivables	36,712	39,220
Fixed assets, net	120,627	116,031
Derivative assets	41,179	244,526
Other assets	53,699	54,503
Total assets	$27,124,372	$26,690,204

Liabilities:
Accrued interest payable	$158,997	$149,284
Debt outstanding:
Short-term borrowings	3,607,726	3,795,910
Long-term debt	19,210,793	18,714,960
Subordinated deferrable debt	986,020	742,410
Members’ subordinated certificates:
Membership subordinated certificates	630,474	630,448
Loan and guarantee subordinated certificates	505,485	528,386
Member capital securities	221,170	221,148
Total members’ subordinated certificates	1,357,129	1,379,982
Total debt outstanding	25,161,668	24,633,262
Deferred income	57,989	65,922
Derivative liabilities	391,724	275,932
Other liabilities	50,112	59,951
Total liabilities	25,820,490	25,184,351

Equity:
CFC equity:
Retained equity	1,276,882	1,465,789
Accumulated other comprehensive income	(147)	8,544
Total CFC equity	1,276,735	1,474,333
Noncontrolling interests	27,147	31,520
Total equity	1,303,882	1,505,853
Total liabilities and equity	$27,124,372	$26,690,204

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2016	$2,772	$713,853	$587,219	$(513,610)	$790,234	$1,058	$791,292	$26,086	$817,378
Net income	1,000	90,441	43,086	175,379	309,906	—	309,906	2,193	312,099
Other comprehensive income	—	—	—	—	—	12,117	12,117	—	12,117
Patronage capital retirement	—	(42,593)	—	103	(42,490)	—	(42,490)	—	(42,490)
Other	(872)	—	—	—	(872)	—	(872)	573	(299)
Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	1,000	95,012	57,480	301,694	455,186	—	455,186	2,178	457,364
Other comprehensive loss	—	—	—	—	—	(4,631)	(4,631)	—	(4,631)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(955)	—	—	—	(955)	—	(955)	490	(465)
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income (loss)	1,000	96,592	71,312	(318,135)	(149,231)	—	(149,231)	(1,979)	(151,210)
Other comprehensive income	—	—	—	—	—	103	103	—	103
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	(2,908)	(50,415)
Other	(963)	—	—	—	(963)	—	(963)	514	(449)
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(151,210)	$457,364	$312,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(10,009)	(11,296)	(14,072)
Amortization of debt issuance costs and deferred charges	10,439	10,456	9,484
Amortization of discount on long-term debt	10,605	10,164	9,501
Amortization of issuance costs for bank revolving lines of credit	5,324	5,346	5,531
Depreciation and amortization	9,305	7,931	7,173
Provision (benefit) for loan losses	(1,266)	(18,575)	5,978
Results of operations of foreclosed assets	—	—	1,749
Loss on early extinguishment of debt	7,100	—	—
Unrealized losses on equity securities	1,799	—	—
Derivative forward value (gains) losses	319,730	(306,002)	(179,381)
Changes in operating assets and liabilities:
Accrued interest receivable	(6,163)	(15,949)	1,778
Accrued interest payable	9,713	11,808	4,480
Deferred income	2,077	3,246	9,393
Other	(10,401)	741	5,855
Net cash provided by operating activities	197,043	155,234	179,568
Cash flows from investing activities:
Advances on loans, net	(738,171)	(811,164)	(1,145,673)
Investment in fixed assets	(14,725)	(15,194)	(17,793)
Net cash proceeds from sale of foreclosed assets	—	—	51,042
Net proceeds from time deposits	100,000	125,000	114,000
Purchases of held-to-maturity investments	(80,123)	(510,598)	—
Proceeds from maturities of held-to-maturity investments	35,340	1,394	—
Net cash used in investing activities	(697,679)	(1,210,562)	(998,424)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(452,618)	126,211	409,871
Proceeds from short-term borrowings with original maturity greater than 90 days	1,652,005	1,331,910	1,003,185
Repayments of short term-debt with original maturity greater than 90 days	(1,387,571)	(1,005,111)	(1,009,004)
Payments for issuance costs for revolving bank lines of credit	(2,382)	(2,441)	(2,548)
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,281,595	2,349,885	2,923,868
Payments for retirement of long-term debt	(2,806,639)	(1,611,002)	(2,460,730)
Payments made for early extinguishment of debt	(7,100)	—	—
Payments for issuance costs for subordinated deferrable debt	(6,535)	—	(68)
Proceeds from issuance of subordinated debt	250,000	—	—
Proceeds from issuance of members’ subordinated certificates	1,986	6,136	3,626
Payments for retirement of members’ subordinated certificates	(24,861)	(45,180)	(28,220)
Payments for retirement of patronage capital	(49,860)	(44,667)	(41,871)
Repayments for membership fees, net	(4)	(10)	—
Net cash provided by financing activities	448,016	1,105,731	798,109
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,620)	50,403	(20,747)
Beginning cash, cash equivalents and restricted cash	238,824	188,421	209,168
Ending cash, cash equivalents and restricted cash	$186,204	$238,824	$188,421

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$801,966	$766,059	$712,742
Cash paid for income taxes	112	321	407
Noncash financing and investing activities:
Loan provided in connection with the sale of foreclosed assets	$—	$—	$60,000

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management's most significant estimates and assumptions involve determining the allowance for loan losses and the fair value of financial assets and liabilities. Actual results could differ from these estimates. Certain reclassifications have been made to prior periods to conform to the current presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of May 31, 2019 or May 31, 2018. All intercompany balances and transactions have been eliminated. NCSC and RTFC are VIEs that are required to be consolidated by CFC. Unless stated otherwise, references to “we, “our” or “us” relate to CFC and its consolidated entities.

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

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million as of both May 31, 2019 and 2018.

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

Our equity securities consist of investments in Federal Agricultural Mortgage Corporation (“Farmer Mac”) Series A common stock and Farmer Mac Series A, Series B and Series C non-cumulative preferred stock. We previously had investments in equity securities that were classified as available for sale as of May 31, 2018. The unrealized gains and losses on these securities were recorded in other comprehensive income. Effective with our June 1, 2018 adoption of the financial instrument accounting standard on the recognition and measurement of financial assets and financial liabilities, unrealized gains and losses on equity securities are required to be recorded in earnings. Equity securities are carried at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income.

Our investment securities classified as HTM consist of investments in certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, commercial mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”). We currently classify and account for our investments in debt securities as held to maturity (“HTM”) because we have the positive intent and ability to hold these securities to maturity. If we acquire debt securities that we may sell prior to maturity in response to changes in our investment strategy, liquidity needs, credit risk mitigating considerations,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market risk profile or for other reasons, we would classify such securities as available for sale. We report debt securities classified as HTM on our consolidated balance sheets at amortized cost. Interest income, including amortization of premiums and accretion of discounts, is generally recognized over the contractual life of the securities based on the effective yield method.

We regularly evaluate our investment securities whose fair value has declined below the amortized cost to assess whether the decline in fair value is other than temporary. We recognize any other-than-temporary impairment amounts in earnings.

Loans to Members

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered as held for investment. Loans held for investment are carried at the outstanding unpaid principal balance, net of unamortized loan origination costs. We classify and account for loans to members as held for investment. Deferred loan origination costs are amortized using the straight-line method, which approximates the effective interest method, into interest income over the life of the loan.

Nonperforming Loans

A loan is considered past due if a full payment of interest and principal is not received within 30 days of its due date. Loans are classified as nonperforming when the collection of interest and principal has become 90 days past due; court proceedings indicate that collection of interest and principal in accordance with the contractual terms is unlikely; or the full and timely collection of interest or principal becomes otherwise due.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in our loan portfolio, which consists of CFC, NCSC and RTFC loan portfolio segments. Our allowance for loan losses for our portfolio segments consists of a collective allowance for loans that are not individually impaired and a specific allowance for loans identified as individually impaired. We increase or decrease the allowance for loan losses by recording a provision or benefit for loan losses in the statement of operations. We record charge-offs against the allowance for loan losses when management determines that any portion of a loan is uncollectible. We add subsequent recoveries, if any, to the allowance for loan losses.

Collective Allowance

The collective allowance is established, by loan portfolio segment, using an internal model to estimate probable incurred losses as of each balance sheet date. We further stratify our loan portfolio segments and group loans into pools based on member borrower type—distribution, power supply, telecommunications, and statewide and associates—as we consider our members with the same operations to share similar risk characteristics. We delineate each of our loan pools by borrower risk rating and apply loss factors to the outstanding principal balance at the end of each reporting period to determine the collective allowance for loan losses. The loss factors consist of a probability of default, or default rate, and the loss given default, or loss severity or recovery, for each loan pool. We derive the total collective loss estimate by applying the default rate, based on a five-year loss emergence period, and recovery rate, based on our historical experience, to each loan pool. Following is additional information on the key inputs and assumptions used in determining our collective allowance for loan losses.

•
Internal Risk Ratings:  As part of our credit risk-management process, we regularly evaluate each borrower and loan facility in our loan portfolio and assign an internal risk rating. Our borrower risk rating is intended to reflect probability of default. We engage an independent third party to perform an annual review of a sample of borrowers and loan facilities to corroborate our internally assigned risk ratings. The risk ratings are based on quantitative and qualitative factors, including the general financial condition of the borrower; our judgment of the quality of the borrower’s management; our judgment of the borrower’s competitive position within its service territory and industry; our estimate of the potential impact of proposed regulation and litigation; and other factors specific to individual borrowers or classes of borrowers.

•
Loss Emergence Period: The loss emergence period represents the average time between when a loss-triggering event, such as a successful new investment or expansion of services, a severe weather event or deterioration in operations, occurs and the problem loan is charged-off, restructured or otherwise resolved. Our loss emergence period of five years is based on CFC’s historical average loss emergence period.

•
Default Rates: Because we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio, we utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. The third-party default data provides historical expected default rates, based on credit ratings and remaining maturities of outstanding bonds, for the utility sector. We align our internal borrower risk ratings to the credit ratings provided in the utility default rate table and apply the cumulative default rates for our estimated average loss emergence period of five years to each of our loan pools.

•
Recovery Rates: We utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments, as we believe it provides a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally requiring a senior security position on the assets and revenues of borrowers for long-term loans, and the approach we take in working with borrowers that may be experiencing operational or financial issues. The historical recovery rates for each portfolio segment may be adjusted based on management’s consideration and assessment of current conditions and relevant factors, such as recent trends in credit performance, historical variability of recovery rates and additional analysis of long-term loss severity experience, changes in risk management practices, current and past underwriting standards, specific industry issues and trends and general economic conditions.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized depreciation expense of $9 million, $8 million and $7 million in fiscal year 2019, 2018 and 2017, respectively. The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

	May 31,
(Dollars in thousands)	2019	2018
Building and building equipment	$50,167	$50,210
Furniture and fixtures	6,012	6,080
Computer software and hardware	71,915	45,389
Other	1,069	1,006
Depreciable fixed assets	129,163	102,685
Less: Accumulated depreciation	(53,695)	(47,705)
Net depreciable fixed assets	75,468	54,980
Land	23,796	23,796
Software development in progress	21,363	37,255
Fixed assets, net	$120,627	$116,031

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

On March 14, 2018, CFC entered into a purchase and sale agreement (“the agreement”), which was subsequently amended, for the sale of a parcel of land, consisting of approximately 28 acres, located in Loudoun County, Virginia. We designated the property, which has a carrying value of $14 million, as held for sale and reclassified it from fixed assets, net to other assets on our consolidated balance sheet. On July 22, 2019, we closed on the sale of the land and received net proceeds of $22 million, resulting in a gain of $8 million on the sale of this property.

Foreclosed Assets

Foreclosed assets acquired through our lending activities in satisfaction of indebtedness may be held in operating entities created and controlled by CFC and presented separately in our consolidated balance sheets under foreclosed assets, net. These assets are initially recorded at estimated fair value as of the date of acquisition. Subsequent to acquisition, foreclosed assets not classified as held for sale are evaluated for impairment, and the results of operations and any impairment are reported on our consolidated statements of operations under results of operations of foreclosed assets. When foreclosed assets meet the accounting criteria to be classified as held for sale, they are recorded at the lower of cost or fair value less estimated cost to sell at the date of transfer, with the amount at the date of transfer representing the new cost basis. Subsequent changes are recognized in our consolidated statements of operations under results of operations of foreclosed assets. We also review foreclosed assets classified as held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2019 or May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements expense and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified from accumulated other comprehensive income (“AOCI”) to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of operations.

We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). Net periodic cash settlements expense related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

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

Fair Value Valuation Processes

We present certain financial instruments at fair value, including equity securities and derivatives. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). We have various processes and controls in place to ensure that fair value is reasonably estimated. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early-termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity.

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

Interest Income

Interest income on loans and investments is recognized using the effective interest method. The following table presents interest income, by interest-earning asset category, for fiscal years 2019, 2018 and 2017.

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$1,012,277	$1,000,492	$980,173
Long-term variable-rate loans	41,219	27,152	19,902
Line of credit loans	57,847	38,195	25,389
TDR loans(2)	846	889	905
Other income, net(3)	(1,128)	(1,185)	(1,082)
Total loans	1,111,061	1,065,543	1,025,287
Cash, time deposits and investment securities	24,609	11,814	11,347
Total interest income	$1,135,670	$1,077,357	$1,036,634
____________________________
(1) Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2) Troubled debt restructured (“TDR”) loans.
(3) Consists of late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $58 million and $66 million as of May 31, 2019 and 2018, respectively, consists primarily of deferred loan conversion fees totaling $52 million and $60 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The following table presents interest expense, by debt product type, for fiscal years 2019, 2018 and 2017.

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Interest expense by debt product type:(1)(2)
Short-term borrowings	$92,854	$50,616	$26,684
Medium-term notes	133,797	111,814	99,022
Collateral trust bonds	273,413	336,079	340,854
Guaranteed Underwriter Program notes payable	147,895	140,551	142,661
Farmer Mac notes payable	90,942	56,004	33,488
Other notes payable	1,237	1,509	1,780
Subordinated deferrable debt	38,628	37,661	37,657
Subordinated certificates	57,443	58,501	59,592
Total interest expense	$836,209	$792,735	$741,738
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

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting in a statutory tax rate. The federal statutory tax rate for both NCSC and RTFC was 21% for fiscal year 2019. The federal statutory tax rate for NCSC and RTFC was 29% and 12%, respectively, for fiscal year 2018 and the federal statutory tax rate for NCSC and RTFC was 34% and 20%, respectively, for fiscal year 2017. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. NCSC had a deferred tax asset of $2 million as of both May 31, 2019 and 2018, primarily arising from differences in the accounting and tax treatment for derivatives. We believe that it is more likely than not that the deferred tax assets will be realized through taxable earnings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Changes and Other Developments

Accounting Standards Adopted in Fiscal Year 2019

Statement of Cash Flows—Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows—Restricted Cash, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires that the statement of cash flows explain the change in the beginning-of-period and end-of period total of cash, cash equivalents and restricted cash. Under previous guidance, we were required to explain the total change in cash and cash equivalents during the period. We adopted this guidance on June 1, 2018, on a retrospective basis. We made corresponding changes on our consolidated balance sheet to present a total for cash and cash equivalents and restricted cash.

Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. Under this guidance, investments in equity securities must be measured at fair value through earnings, with certain exceptions, and entities can no longer classify investments in equity securities as available for sale or trading. We adopted this guidance on June 1, 2018 on a modified retrospective basis and recorded a cumulative-effect adjustment that increased retained earnings by $9 million as a result of the transition adjustment to reclassify unrealized gains related to our equity securities from AOCI to retained earnings. As a result of adopting this guidance, our investments in equity securities are no longer classified as available for sale and unrealized holding gains and losses are recorded in earnings. Previously, our equity securities were classified as available for sale and unrealized holding gains and losses were recorded in other comprehensive income.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets. This guidance applies to all contracts with customers to provide goods or services in the ordinary course of business, except for certain contracts specifically excluded from the scope, including financial instruments, guarantees, insurance contracts and leases. As a financial institution, substantially all of our revenue is in the form of interest income derived from financial instruments, primarily our investments in loans and securities. We adopted this guidance on June 1, 2018. Given the scope exception for financial instruments, the adoption of the guidance did not have an impact on our consolidated financial statements or cash flows.

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or cash flows.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk management activities and simplifies certain hedge documentation and assessment requirement. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2019. Hedge accounting is elective, and we currently apply hedge accounting on a limited basis, specifically when we enter into treasury rate lock agreements. The adoption of this guidance did not have an impact on our consolidated financial statements or cash flows. If we continue to elect not to apply hedge accounting to our interest rate swaps, the guidance will not have an impact on our consolidated financial statements or cash flows.

Receivables—Nonrefundable Fees and Other Cost

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, which shortens the amortization period for the premium on certain callable debt securities to the earliest call date rather the maturity date. The guidance is applicable to any individual debt security, purchased at a premium, with an explicit and noncontingent call feature with a fixed price on a preset date. The guidance does not impact the accounting for purchased callable debt securities held at a discount; the discount will continue to amortize to the maturity date. The guidance is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is effective for us on June 1, 2019. Adoption of the guidance requires modified retrospection transition as of the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements or cash flows.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The new guidance also requires expanded credit quality disclosures. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. This guidance is effective for us on June 1, 2020. While early adoption is permitted, we do not expect to elect that option. We are continuing to evaluate the impact of the guidance on our consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses. Upon adoption of the guidance on June 1, 2020, we will be required to record a cumulative effect adjustment to retained earnings for the impact as of the date of adoption. The impact will depend on our portfolio composition and credit quality at the date of adoption, as well as forecasts at that time.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which provides new guidance that is intended to improve financial reporting about leasing transactions. The new guidance requires the recognition of a right-of use asset and lease liability on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance. It also requires new disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. This guidance is effective for us on June 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or cash flows.

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

All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC and does not elect directors to the NCSC board. If CFC becomes a member of NCSC, it would control the nomination process for one NCSC director. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a Class C member of CFC. All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC is a non-voting associate of CFC. RTFC members elect directors to the RTFC board based on one vote for each member.

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of May 31, 2019 and 2018.

	May 31,
(Dollars in thousands)	2019	2018
Total loans outstanding	$1,087,988	$1,149,574
Other assets	10,963	10,280
Total assets	$1,098,951	$1,159,854

Long-term debt	$6,000	$8,000
Other liabilities	33,385	33,923
Total liabilities	$39,385	$41,923

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of May 31, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
(Dollars in thousands)	2019	2018
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,059,629	1,116,465
Credit enhancements:
CFC third-party guarantees	11,318	12,005
Other credit enhancements	14,251	14,655
Total credit enhancements(2)	25,569	26,660
Total outstanding commitments	1,085,198	1,143,125
CFC available credit commitments	$4,414,802	$4,356,875
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $27 million. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 3—INVESTMENT SECURITIES

We currently hold investments in equity and debt securities. We record purchases and sales of our investment securities on a trade-date basis. Investments are denominated in US dollars exclusively. The accounting and measurement framework for investment securities differs depending on the security type and the classification. See “Note 1—Summary of Significant Accounting Policies” for additional information on our investment securities

Equity Securities

The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of May 31, 2019 and 2018.

	May 31,
(Dollars in thousands)	2019	2018
Equity securities at fair value:
Farmer Mac—Series A, B and C non-cumulative preferred stock	$82,445	$82,352
Farmer Mac—class A common stock	5,088	6,980
Total equity securities at fair value	$87,533	$89,332

We recognized net unrealized losses on our investments in equity securities of $2 million for the year ended May 31, 2019. These unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations.

We recorded unrealized losses on our investments in equity securities of $3 million in other comprehensive income during the year ended May 31, 2018. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 11—Equity—Accumulated Other Comprehensive Income.”

On June 12, 2019, Farmer Mac redeemed its Series B non-cumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of May 31, 2019, which equals the per share redemption price.

Debt Securities

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

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our debt securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of May 31, 2019 and 2018.

	May 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	12,395	—	—	12,395
U.S. agency debt securities	3,207	108	—	3,315
Corporate debt securities	478,578	4,989	(912)	482,655
Commercial MBS:
Agency	7,255	291	—	7,546
Non-agency	3,453	—	(7)	3,446
Total commercial MBS	10,708	291	(7)	10,992
U.S. state and municipality debt securities	9,608	352	—	9,960
Foreign government debt securities	1,254	42	—	1,296
Other ABS(1)	48,694	290	(48)	48,936
Total debt securities, held to maturity	$565,444	$6,072	$(967)	$570,549

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$5,148	$—	$—	$5,148
Commercial paper	9,134	—	—	9,134
U.S. agency debt securities	2,000	16	—	2,016
Corporate debt securities	455,721	714	(4,595)	451,840
Commercial MBS:
Agency	7,024	63	—	7,087
Non-agency	3,453	3	(3)	3,453
Total commercial MBS	10,477	66	(3)	10,540
U.S. state and municipality debt securities	2,147	24	—	2,171
Foreign government debt securities	1,241	9	—	1,250
Other ABS(1)	34,651	11	(215)	34,447
Total debt securities, held to maturity	$520,519	$840	$(4,813)	$516,546
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of May 31, 2019 and 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	May 31, 2019
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held to maturity:
Commercial paper(1)	$2,688	$—	$—	$—	$2,688	$—
Corporate debt securities	45,999	(198)	164,086	(714)	210,085	(912)
Commercial MBS, non-agency	1,996	(4)	1,448	(3)	3,444	(7)
Other ABS(2)	1,982	(4)	13,840	(44)	15,822	(48)
Total debt securities held to maturity	$52,665	$(206)	$179,374	$(761)	$232,039	$(967)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held to maturity:
Corporate debt securities	$280,139	$(4,595)	$—	$—	$280,139	$(4,595)
Commercial MBS, non-agency	1,451	(3)	—	—	1,451	(3)
Other ABS(2)	27,012	(215)	—	—	27,012	(215)
Total debt securities held to maturity	$308,602	$(4,813)	$—	$—	$308,602	$(4,813)
____________________________
(1)Unrealized losses on the commercial paper investments are less than $1,000.
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 187 as of May 31, 2019. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our HTM investment securities as of May 31, 2019 and 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2019
(Dollars in thousands)	Due in 1 Year or Less	Due >1 Year through 5 Years	Due >5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$—	$1,000	$—	$—	$1,000
Commercial paper	12,395	—	—	—	12,395
U.S. agency debt securities	—	2,678	529	—	3,207
Corporate debt securities	51,923	414,788	11,867	—	478,578
Commercial MBS:
Agency	—	310	6,945	—	7,255
Non-agency	—	—	—	3,453	3,453
Total commercial MBS	—	310	6,945	3,453	10,708
U.S. state and municipality debt securities	—	9,608	—	—	9,608
Foreign government debt securities	—	1,254	—	—	1,254
Other ABS(1)	510	45,730	2,454	—	48,694
Total	$64,828	$475,368	$21,795	$3,453	$565,444

Fair value:
Certificates of deposit	$—	$1,000	$—	$—	$1,000
Commercial paper	12,395	—	—	—	12,395
U.S. agency debt securities	—	2,769	546	—	3,315
Corporate debt securities	51,818	418,606	12,231	—	482,655
Commercial MBS:
Agency	—	317	7,229	—	7,546
Non-agency	—	—	—	3,446	3,446
Total Commercial MBS	—	317	7,229	3,446	10,992
U.S. State and Municipality Debt Securities	—	9,960	—	—	9,960
Foreign Government Debt Securities	—	1,296	—	—	1,296
Other ABS(1)	509	45,916	2,511	—	48,936
Total	$64,722	$479,864	$22,517	$3,446	$570,549

Weighted-average coupon(2)	2.08%	3.10%	3.07%	3.26%	2.98%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$5,148	$—	$—	$—	$5,148
Commercial paper	9,134	—	—	—	9,134
U.S. agency debt securities	—	2,000	—	—	2,000
Corporate debt securities	9,111	377,384	69,226	—	455,721
Commercial MBS:
Agency	—	—	7,024	—	7,024
Non-Agency	—	—	—	3,453	3,453
Total Commercial MBS	—	—	7,024	3,453	10,477
U.S. State and Municipality Debt Securities	—	—	2,147	—	2,147
Foreign Government Debt Securities	—	1,241	—	—	1,241
Other ABS(1)	—	33,357	1,294	—	34,651
Total	$23,393	$413,982	$79,691	$3,453	$520,519

Fair value:
Certificates of deposit	$5,148	$—	$—	$—	$5,148
Commercial paper	9,134	—	—	—	9,134
U.S. agency debt securities	—	2,016	—	—	2,016
Corporate debt securities	9,056	373,284	69,500	—	451,840
Commercial MBS:
Agency	—	—	7,087	—	7,087
Non-Agency	—	—	—	3,453	3,453
Total Commercial MBS	—	—	7,087	3,453	10,540
U.S. State and Municipality Debt Securities	—	—	2,171	—	2,171
Foreign Government Debt Securities	—	1,250	—	—	1,250
Other ABS(1)	—	33,157	1,290	—	34,447
Total	$23,338	$409,707	$80,048	$3,453	$516,546

Weighted average coupon(2)	1.81%	2.84%	3.60%	2.74%	2.91%
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.
(2)Calculated based on the weighted-average coupon rate, which excludes the impact of amortization of premium and accretion of discount.

The average contractual maturity and weighted-average coupon of our HTM investment securities was three years and 2.98%, respectively, as of May 31, 2019. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of May 31, 2019.

Realized Gains and Losses

We did not sell any of our investment securities during either of the years ended May 31, 2019 and May 31, 2018, and therefore have not recorded any realized gains or losses.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

We offer loans under secured long-term facilities with terms up to 35 years and line of credit loans. Under secured long-term facilities, borrowers have the option of selecting a fixed- or variable-rate for a period of one to 35 years for each long-term loan advance. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured. Collateral and security requirements for advances on loan commitments are identical to those required at the time of the initial loan approval.

The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of May 31, 2019 and 2018.

	May 31,
	2019		2018
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type:
Long-term loans:
Fixed rate	$23,094,253	$—	$22,696,185	$—
Variable rate	1,066,880	5,448,636	1,039,491	4,952,834
Total long-term loans	24,161,133	5,448,636	23,735,676	4,952,834
Lines of credit	1,744,531	7,788,922	1,431,818	7,692,784
Total loans outstanding	25,905,664	13,237,558	25,167,494	12,645,618
Deferred loan origination costs	11,240	—	11,114	—
Loans to members	$25,916,904	$13,237,558	$25,178,608	$12,645,618

Member class:
CFC:
Distribution	$20,155,266	$8,773,018	$19,551,511	$8,188,376
Power supply	4,578,841	3,466,680	4,397,353	3,407,095
Statewide and associate	83,569	165,687	69,055	128,025
Total CFC	24,817,676	12,405,385	24,017,919	11,723,496
NCSC	742,888	552,840	786,457	624,663
RTFC	345,100	279,333	363,118	297,459
Total loans outstanding	25,905,664	13,237,558	25,167,494	12,645,618
Deferred loan origination costs	11,240	—	11,114	—
Loans to members	$25,916,904	$13,237,558	$25,178,608	$12,645,618
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of May 31, 2019 and the related maturities, by fiscal year and thereafter, by loan type:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit loans	$7,788,922	$3,998,036	$908,628	$488,017	$1,391,887	$872,813	$129,541
Long-term loans	5,448,636	389,799	736,621	1,404,204	1,210,164	1,694,441	13,407
Total	$13,237,558	$4,387,835	$1,645,249	$1,892,221	$2,602,051	$2,567,254	$142,948

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of May 31, 2019, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,449 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,238 million as of May 31, 2019 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,294 million and $9,789 million as of May 31, 2019 and 2018, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,944 million and $2,857 million as of May 31, 2019 and 2018, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit and the related maturities by fiscal year and thereafter, as of May 31, 2019.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024
Committed lines of credit	$2,943,616	$340,361	$451,865	$191,634	$1,239,917	$719,839

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. Our transfer of loans, which is at par value and sold concurrently with loan closing, meets the applicable accounting criteria for sale accounting. Accordingly,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We sold CFC loans with outstanding balances totaling $35 million, $119 million and $58 million at par for cash in fiscal year 2019, 2018 and 2017, respectively. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of May 31, 2019 and 2018. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

	May 31,
(Dollars in thousands)	2019	2018
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,775,231	$8,643,344
RUS-guaranteed loans qualifying as permitted investments	134,678	140,680
Total pledged collateral	$8,909,909	$8,784,024
Collateral trust bonds outstanding	7,622,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$47,331	$243,418
Collateral trust bonds outstanding	40,000	220,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,751,798	$3,331,775
Notes payable outstanding	3,054,914	2,891,496

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$10,349	$12,615
Cash	415	415
Total pledged collateral	$10,764	$13,030
Notes payable outstanding	9,225	11,556

Federal Financing Bank:
Distribution and power supply system mortgage notes	$6,157,218	$5,772,750
Notes payable outstanding	5,410,507	4,856,375

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States and its territories, including 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,447 members and 222 associates as of May 31, 2019. Texas has the largest number of member cooperatives and the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both May 31, 2019 and 2018. Because we lend primarily to our rural electric utility cooperative members we have a loan portfolio subject to single-industry and single-obligor concentration risks.

Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of May 31, 2019, unchanged from May 31, 2018. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The outstanding loan exposure for our 20 largest borrowers was 22% and 23% as of May 31, 2019 and 2018, respectively. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of both May 31, 2019 and 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both May 31, 2019 and 2018.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $619 million and $660 million as of May 31, 2019 and 2018, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of May 31, 2019. Also, we had long-term loans totaling $154 million and $161 million as of May 31, 2019 and 2018, respectively, guaranteed by RUS.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present total loans outstanding, by member class and borrower risk-rating category, based on the risk ratings used in the estimation of our allowance for loan losses as of May 31, 2019 and 2018. For purposes of these tables and for determining the allowance for loan losses, loans to borrowers that are supported by a full guarantee of repayment by the parent company are grouped in the same risk rating category of the guarantor parent company, rather than the risk rating category of the subsidiary borrower.

	May 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,022,193	$10,375	$122,698	$—	$20,155,266
Power supply	4,530,708	—	48,133	—	4,578,841
Statewide and associate	68,569	15,000	—	—	83,569
CFC total	24,621,470	25,375	170,831	—	24,817,676
NCSC	742,888	—	—	—	742,888
RTFC	339,508	—	5,592	—	345,100
Total loans outstanding	$25,703,866	$25,375	$176,423	$—	$25,905,664

	May 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,429,121	$6,853	$115,537	$—	$19,551,511
Power supply	4,348,328	—	49,025	—	4,397,353
Statewide and associate	69,055	—	—	—	69,055
CFC total	23,846,504	6,853	164,562	—	24,017,919
NCSC	786,457	—	—	—	786,457
RTFC	356,503	523	6,092	—	363,118
Total loans outstanding	$24,989,464	$7,376	$170,654	$—	$25,167,494

The substantial majority of the loans in the substandard category are attributable to loans to one electric distribution cooperative borrower and its subsidiary totaling $171 million and $165 million as of May 31, 2019 and 2018, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The electric distribution cooperative owns and operates a distribution and transmission system. Several years ago, it established a subsidiary to deploy retail broadband service in underserved rural communities. Although the borrower has experienced financial difficulties due to recent net losses and liquidity constraints, the borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower, which operates in a territory that is not rate-regulated, increased its electric rates during fiscal year 2019. All of the loans outstanding to this borrower were secured under our typical collateral requirements for long-term loan advances as of May 31, 2019. Based on the recent rate increase, as well as other actions taken by management, we anticipate an improvement in the borrower’s financial performance and liquidity and currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of May 31, 2019.

Payment Status of Loans

The following tables present the payment status of loans outstanding by member class as of May 31, 2019 and 2018. As indicated in the table, we did not have any past due loans as of either May 31, 2019 or May 31, 2018.

	May 31, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,155,266	$—	$—	$—	$20,155,266	$—
Power supply	4,578,841	—	—	—	4,578,841	—
Statewide and associate	83,569	—	—	—	83,569	—
CFC total	24,817,676	—	—	—	24,817,676	—
NCSC	742,888	—	—	—	742,888	—
RTFC	345,100	—	—	—	345,100	—
Total loans outstanding	$25,905,664	$—	$—	$—	$25,905,664	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$19,551,511	$—	$—	$—	$19,551,511	$—
Power supply	4,397,353	—	—	—	4,397,353	—
Statewide and associate	69,055	—	—	—	69,055	—
CFC total	24,017,919	—	—	—	24,017,919	—
NCSC	786,457	—	—	—	786,457	—
RTFC	363,118	—	—	—	363,118	—
Total loans outstanding	$25,167,494	$—	$—	$—	$25,167,494	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the year ended May 31, 2019. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of May 31, 2019 and 2018.

	May 31,
	2019			2018
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,261	0.03%	$—	$6,507	0.03%	$—
RTFC	5,592	0.02	—	6,092	0.02	—
Total performing TDR loans	11,853	0.05	—	12,599	0.05	—
Total TDR loans	$11,853	0.05%	$—	$12,599	0.05%	$—

We did not have any TDR loans classified as nonperforming as of May 31, 2019 or May 31, 2018. TDR loans classified as performing as of May 31, 2019 and 2018 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had two line of credit facilities as of May 31, 2019. One line of credit facility for $6 million as of both May 31, 2019 and 2018, is restricted for fuel purchases only. Outstanding loans under this facility totaled $3 million as of May 31, 2019 and less than $1 million as of May 31, 2018, and were classified as performing as of each respective date. The other line of credit facility for $2 million as of May 31, 2019, was put in place during fiscal year 2019 to provide bridge funding for electric work plan expenditures in anticipation of receiving RUS funding. Outstanding loans under this facility totaled $1 million as of May 31, 2019, and were classified as performing.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either May 31, 2019 or May 31, 2018.

We had no foregone interest income for loans on nonaccrual status during the years ended May 31, 2019 and 2018. We had less than $1 million foregone interest income for loans on nonaccrual status during the year ended May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

The following table provides information on loans classified as individually impaired as of May 31, 2019 and 2018.

	May 31,
	2019		2018
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,261	$—	$6,507	$—

With a specific allowance recorded:
RTFC	5,592	1,021	6,092	1,198
Total impaired loans	$11,853	$1,021	$12,599	$1,198

The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for fiscal years ended May 31, 2019, 2018 and 2017.

	Average Recorded Investment			Interest Income Recognized
(Dollars in thousands)	2019	2018	2017	2019	2018	2017
CFC	$6,322	$6,524	$6,613	$553	$571	$562
RTFC	5,861	6,361	7,736	293	318	343
Total impaired loans	$12,183	$12,885	$14,349	$846	$889	$905

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the years ended May 31, 2019, 2018 and 2017.

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following tables summarize changes, by company, in the allowance for loan losses as of and for the years ended
May 31, 2019, 2018 and 2017.

	Year Ended May 31, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for loan losses	820	(75)	(2,011)	(1,266)
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Benefit for loan losses	(17,199)	(828)	(548)	(18,575)
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801

	Year Ended May 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2016	$24,559	$3,134	$5,565	$33,258
Provision (benefit) for loan losses	4,781	(224)	1,421	5,978
Charge-offs	—	—	(2,119)	(2,119)
Recoveries	159	—	100	259
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376

The following tables present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of May 31, 2019 and 2018.

	May 31, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,120	$2,007	$1,387	$16,514
Specific allowance	—	—	1,021	1,021
Total ending balance of the allowance	$13,120	$2,007	$2,408	$17,535

Recorded investment in loans:
Collectively evaluated loans	$24,811,415	$742,888	$339,508	$25,893,811
Individually evaluated loans	6,261	—	5,592	11,853
Total recorded investment in loans	$24,817,676	$742,888	$345,100	$25,905,664

Total recorded investment in loans, net (1)	$24,804,556	$740,881	$342,692	$25,888,129

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.27%	0.70%	0.07%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,300	$2,082	$3,221	$17,603
Specific allowance	—	—	1,198	1,198
Total ending balance of the allowance	$12,300	$2,082	$4,419	$18,801

Recorded investment in loans:
Collectively evaluated loans	$24,011,412	$786,457	$357,026	$25,154,895
Individually evaluated loans	6,507	—	6,092	12,599
Total recorded investment in loans	$24,017,919	$786,457	$363,118	$25,167,494

Total recorded investment in loans, net(1)	$24,005,619	$784,375	$358,699	$25,148,693

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.26%	1.22%	0.07%
___________________________
(1)Excludes unamortized deferred loan origination costs of $11 million as of both May 31, 2019 and 2018.

As noted above in “Note 4—Loans,” we did not have any loans classified as nonperforming as of either May 31, 2019 or May 31, 2018.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both May 31, 2019 and 2018.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,608 million and accounted for 14% of total debt outstanding as of May 31, 2019, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. The following table provides comparative information on our short-term borrowings and weighted-average interest rates as of May 31, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
	2019		2018
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper sold through dealers, net of discounts	$944,616	2.46%	$1,064,266	1.87%
Commercial paper sold directly to members, at par	1,111,795	2.52	1,202,105	1.89
Select notes	1,023,952	2.70	780,472	2.04
Daily liquidity fund notes	298,817	2.25	400,635	1.50
Medium-term notes sold to members	228,546	2.87	248,432	1.90
Farmer Mac notes payable (1)	—	—	100,000	2.23
Total short-term borrowings	$3,607,726	2.56	$3,795,910	1.88
___________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated July 31, 2015. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

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

Committed Bank Revolving Line of Credit Agreements

We had $2,975 million and $3,085 million of commitments under committed bank revolving line of credit agreements as of May 31, 2019 and 2018, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of May 31, 2019 and 2018.

	May 31,
	2019			2018
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement, 2020	$—	$—	$—	$1,492	$—	$1,492	November 20, 2020	7.5 bps
3-year agreement, 2021	1,440	—	1,440	—	—	—	November 28, 2021	7.5 bps
Total 3-year agreement	1,440	—	1,440	1,492	—	1,492

5-year agreement, 2022	—	—	—	1,593	3	1,590	November 20, 2022	10 bps
5-year agreement, 2023	1,535	3	1,532	—	—	—	November 28, 2023	10 bps
Total 5-year agreement	1,535	3	1,532	1,593	3	1,590
Total	$2,975	$3	$2,972	$3,085	$3	$3,082
___________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of May 31, 2019 and 2018, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding and the weighted-average interest rates, by debt type, as of
May 31, 2019 and 2018.

	May 31,
	2019			2018
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity Date	Amount	Weighted- Average Interest Rate	Maturity Date
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,962,375	3.55%	2019-2032	$3,026,472	3.51%	2018-2032
Medium-term notes sold to members	397,080	3.03	2019-2037	395,389	2.56	2018-2037
Subtotal medium-term notes	3,359,455	3.49		3,421,861	3.40
Unamortized discount	(931)			(1,256)
Debt issuance costs	(19,399)			(22,237)
Total unsecured medium-term notes	3,339,125			3,398,368
Unsecured notes payable:	13,701	3.97	2022-2023	18,892	3.84	2022-2023
Unamortized discount	(187)			(277)
Debt issuance costs	(46)			(68)
Total unsecured notes payable	13,468	3.97		18,547	3.84
Total unsecured long-term debt	3,352,593	3.49		3,416,915	3.40
Secured long-term debt:
Collateral trust bonds	7,662,711	3.19	2019-2049	7,917,711	3.89	2018-2032
Unamortized discount	(244,643)			(250,421)
Debt issuance costs	(34,336)			(28,197)
Total collateral trust bonds	7,383,732			7,639,093
Guaranteed Underwriter Program notes payable	5,410,507	2.97	2025-2039	4,856,375	2.85	2025-2038
Debt issuance costs	—			(232)
Total Guaranteed Underwriter Program notes payable	5,410,507			4,856,143
Farmer Mac notes payable	3,054,914	3.33	2019-2049	2,791,496	2.90	2018-2048
Other secured notes payable	9,225	2.70	2024	11,556	2.74	2024
Debt issuance costs	(178)			(243)
Total other secured notes payable	9,047			11,313
Total secured notes payable	8,474,468	3.10		7,658,952	2.87
Total secured long-term debt	15,858,200	3.14		15,298,045	3.39
Total long-term debt	$19,210,793	3.20		$18,714,960	3.39

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of long-term debt maturing in each of the five fiscal years subsequent to
May 31, 2019 and thereafter.

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2020	$1,638,048	2.36%
2021	1,827,162	2.73
2022	1,924,953	2.93
2023	1,170,032	2.75
2024	1,076,118	3.18
Thereafter	11,574,480	3.49
Total	$19,210,793	3.20

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

On July 12, 2018, we redeemed $300 million of the $1 billion 10.375% collateral trust bonds due November 1, 2018 at a premium of $7 million. We repaid the remaining $700 million of these bonds on the maturity date.

On October 31, 2018, we issued $325 million aggregate principal amount of 3.90% collateral trust bonds due 2028 and $300 million aggregate principal amount of 4.40% collateral trust bonds due 2048.

On January 31, 2019, we issued $450 million aggregate principal amount of 3.70% collateral trust bonds due 2029 and $500 million aggregate principal amount of 4.30% collateral trust bonds due 2049.

Secured Notes Payable

We had outstanding secured notes payable totaling $5,411 million and $4,856 million as of May 31, 2019 and 2018, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. During the year ended May 31, 2019, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of May 31, 2019.

The notes outstanding under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A- or higher from S&P, (iii) A- or higher from Fitch, or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital.
We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under this program.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, we can currently borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $3,055 million and $2,791 million, as of May 31, 2019 and 2018, respectively. We borrowed $575 million under this note purchase agreement with Farmer Mac during the year ended May 31, 2019.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which was January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. We did not have any outstanding notes payable under this revolving note purchase agreement with Farmer Mac as of May 31, 2019. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of May 31, 2019 and 2018.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt is long-term debt that is subordinated to our outstanding debt and senior to subordinated certificates held by our members. Our 4.75% and 5.25% subordinated debt due 2043 and 2046, respectively, was issued for a term of up to 30 years, pays interest semi-annually, may be called at par after 10 years, converts to a variable rate after 10 years, and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years. Our 5.50% subordinated debt due 2064 was issued for a term of up to 45 years, pays interest quarterly, may be called at par after five years and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 40 consecutive quarterly periods. To date, we have not exercised our right to defer interest payments.

The following table presents subordinated deferrable debt outstanding and the weighted-average interest rates as of
May 31, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
	2019		2018
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
4.75% due 2043 with a call date of April 30, 2023	$400,000	4.75%	$400,000	4.75%
5.25% due 2046 with a call date of April 20, 2026	350,000	5.25	350,000	5.25
5.50% due 2064 with a call date of May 15, 2024	250,000	5.50	—	—
Debt issuance costs	(13,980)		(7,590)
Total subordinated deferrable debt	$986,020	5.11	$742,410	4.98

NOTE 9—MEMBERS’ SUBORDINATED CERTIFICATES

Membership Subordinated Certificates

CFC members were required to purchase membership subordinated certificates as a condition of membership prior to June 2009. Such certificates are interest-bearing, unsecured, subordinated debt. Membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually. No requirement to purchase membership certificates has existed for NCSC or RTFC members.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2019 and 2018.

	May 31,
	2019		2018
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2020 through 2119	$630,466		$630,173
Subscribed and unissued (1)	8		275
Total membership subordinated certificates	630,474	4.95%	630,448	4.94%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	290,259		300,738
Non-interest-bearing loan subordinated certificates maturing through 2047	150,152		162,263
Subscribed and unissued (1)	45		57
Total loan subordinated certificates	440,456	2.73	463,058	2.71
Interest-bearing guarantee subordinated certificates maturing through 2044	47,878		48,177
Non-interest-bearing guarantee subordinated certificates maturing through 2043	17,151		17,151
Total guarantee subordinated certificates	65,029	4.49	65,328	4.50
Total loan and guarantee subordinated certificates	505,485	2.95	528,386	2.93
Member capital securities:
Securities maturing through 2048	221,170	5.00	221,148	5.00
Total members’ subordinated certificates	$1,357,129	4.21	$1,379,982	4.18
___________________________
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 57 years and 58 years as of May 31, 2019 and 2018, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2019 and thereafter.

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2020	$9,178	2.61%
2021	41,776	3.73
2022	14,471	2.91
2023	23,922	3.53
2024	16,457	2.32
Thereafter	1,251,272	4.29
Total	$1,357,076	4.21
___________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Excludes $0.05 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $254 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $17 million in fiscal year 2019 and represented 7% of amortizing loan subordinated certificates outstanding.

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of May 31, 2019 and 2018. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	May 31,
	2019			2018
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,379,280	2.83%	2.60%	$6,987,999	2.83%	2.30%
Receive-fixed swaps	3,399,000	3.25	2.56	3,824,000	2.93	2.50
Total interest rate swaps	10,778,280	2.97	2.58	10,811,999	2.86	2.37
Forward pay-fixed swaps	65,000			256,154
Total	$10,843,280			$11,068,153

The following table presents the maturities for each of the next five fiscal years and thereafter based on the notional amount of our interest rate swaps as of May 31, 2019.

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Interest rate swaps	$10,843,280	$1,311,765	$471,500	$764,282	$337,211	$668,924	$7,289,598

Cash Flow Hedge

In anticipation of the repricing of $100 million in notes payable outstanding under the Guaranteed Underwriter Program, we entered into a treasury rate lock agreement with a notional amount of $100 million on May 25, 2018. The agreement, which was scheduled to mature on October 12, 2018, was designated as a cash flow hedge of the forecasted transaction. We recorded an unrealized loss in AOCI of $1 million as of May 31, 2018 related to this cash flow hedge. On September 25, 2018, we terminated this cash flow hedge as the forecasted transaction was no longer expected to occur. Upon termination, the fair value of the derivative had shifted to a gain of $1 million from a loss of $1 million as of May 31, 2018. We reversed

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the loss recorded in AOCI and recognized the gain in earnings as a component of derivative gains on our consolidated statements of operations.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type as of May 31, 2019 and 2018.

	May 31,
	2019		2018
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$41,179	$2,332,104	$244,526	$5,264,971

Derivative liabilities:
Treasury rate lock—cash flow hedge	$—	$—	$1,059	$100,000
Interest rate swaps	391,724	8,511,176	274,873	5,803,182
Total derivative liabilities	$391,724	$8,511,176	$275,932	$5,903,182

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, in “Note 1—Summary of Significant Accounting Policies,” we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2019 and 2018, and provides information on the impact of netting provisions and collateral pledged.

	May 31, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$41,179	$—	$41,179	$41,176	$—	$3
Derivative liabilities:
Interest rate swaps	391,724	—	391,724	41,176	—	350,548

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$244,526	$—	$244,526	$196,633	$—	$47,893
Derivative liabilities:
Treasury rate lock—cash flow hedge	1,059		1,059			1,059
Interest rate swaps	274,873	—	274,873	196,633	—	78,240

Impact of Derivatives on Consolidated Statements of Operations

Derivative gains (losses) reported in our consolidated statements of operations consist of derivative cash settlements expense and derivative forward value gains (losses). Derivative cash settlements expense represents net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts.

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for our interest rate swaps for fiscal years 2019, 2018 and 2017.

	Year Ended May 31,
(Dollars in thousands)	2019	2018	2017
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(43,611)	$(74,281)	$(84,478)
Derivative forward value gains (losses)	(319,730)	306,002	179,381
Derivative gains (losses)	$(363,341)	$231,721	$94,903

As noted above, during fiscal year 2018, we entered into a treasury rate lock agreement that was designated as a cash flow hedge of a forecasted transaction. This cash flow hedge was terminated on September 25, 2018 and a gain of $1 million was recorded upon termination as a component of derivative cash settlements expense in on our consolidated statements of operations.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of May 31, 2019. Both Moody’s and S&P had our ratings on stable outlook as of May 31, 2019. The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$50,460	$(9,379)	$—	$(9,379)
Falls below Baa1/BBB+	7,024,759	(224,501)	5	(224,496)
Falls to or below Baa2/BBB (2)	562,062	(7,132)	—	(7,132)
Falls below Baa3/BBB-	221,865	(12,292)	—	(12,292)
Total	$7,859,146	$(253,304)	$5	$(253,299)
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $165 million as of May 31, 2019. These contracts were in an unrealized loss position of $20 million as of May 31, 2019.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 23% and 24% of the total outstanding notional amount of derivatives as of May 31, 2019 and 2018, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $266 million as of May 31, 2019.

NOTE 11—EQUITY

Total equity decreased by $202 million to $1,304 million as of May 31, 2019. The decrease was primarily attributable to our reported net loss of $151 million for the year ended May 31, 2019 and the patronage capital retirement of $48 million in August 2018. The following table presents the components of equity as of May 31, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
(Dollars in thousands)	2019	2018
Membership fees	$969	$969
Educational fund	2,013	1,976
Total membership fees and educational fund	2,982	2,945
Patronage capital allocated	860,578	811,493
Members’ capital reserve	759,097	687,785
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(30,831)	(332,525)
Current year derivative forward value gains (losses)(1)	(318,134)	301,694
Current year-end cumulative derivative forward value losses	(348,965)	(30,831)
Other unallocated net income (loss)	3,190	(5,603)
Unallocated net income (loss)	(345,775)	(36,434)
CFC retained equity	1,276,882	1,465,789
Accumulated other comprehensive income (loss)	(147)	8,544
Total CFC equity	1,276,735	1,474,333
Noncontrolling interests	27,147	31,520
Total equity	$1,303,882	$1,505,853
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2019, the CFC Board of Directors authorized the allocation of the fiscal year 2019 net earnings as follows: $97 million to members in the form of patronage, $71 million to the members’ capital reserve and $1 million to the cooperative educational fund. In July 2019, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $63 million, consisting of $48 million, which represented 50% of the patronage capital allocation for fiscal year 2019, and $15 million, which represented the portion of the allocation from fiscal year 1994 net earnings that has been held for 25 years pursuant to the CFC Board of Directors policy. We expect to return this amount to members in cash in the first quarter of fiscal year 2020. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

In July 2018, the CFC Board of Directors authorized the allocation of the fiscal year 2018 net earnings as follows: $95 million to members in the form of patronage capital, $57 million to the members’ capital reserve and $1 million to the cooperative educational fund.

In July 2018, the CFC Board of Directors authorized the retirement of patronage capital totaling $48 million, which represented 50% of the fiscal year 2018 allocation of patronage capital of $95 million. We returned the $48 million to members in cash in August 2018. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the years ended May 31, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect of changes from adoption of new accounting standards	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	1,059	—	1,059
Gains reclassified into earnings	—	(468)	—	(488)	(956)
Other comprehensive income (loss)	—	(468)	1,059	(488)	103
Ending balance	$—	$2,571	$—	$(2,718)	$(147)

	Year Ended May 31, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains Cash Flow Hedge	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,531	$171	$(2,543)	$13,175
Unrealized losses	(3,222)	—	(1,059)	(194)	(4,475)
(Gains) losses reclassified into earnings	—	(492)	(171)	507	(156)
Other comprehensive income (loss)	(3,222)	(492)	(1,230)	313	(4,631)
Ending balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006. Based on the Pension Protection Act (“PPA”) funding target and PPA actuarial value of the plan assets, it was more than 80% funded as of January 1, 2019, 2018 and 2017. We made contributions to the Retirement Security Plan of $5 million, $5 million and $4 million in fiscal year 2019, 2018 and 2017, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Pension Restoration Plan

The Pension Restoration Plan (“PRP”) is a nonqualified defined benefit plan established to provide supplemental benefits to certain eligible employees whose compensation exceeds the IRS limits for the qualified Retirement Security Plan. The PRP restores the value of the Retirement Security Plan for eligible officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The limit was $280,000 for calendar year 2019. The PRP which is administered by NRECA, was frozen as of December 31, 2014.

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

The three participating executive officers have satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the PRP, we will make distributions of any earned benefit from the plan to each of the executive officers included in the plan and the distributions will be credited back to us by NRECA. Accordingly, the distributions have no impact on our consolidated financial statements.

Executive Benefit Restoration Plan

NRECA restricted additional participation in the PRP in December 2014. We therefore adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. There were eight plan participants as of May 31, 2019. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, was $6 million and $4 million as of May 31, 2019 and 2018, respectively. We recognized pension expense for this plan of approximatively $1 million in each of fiscal years 2019, 2018 and 2017.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximatively $1 million to the plan in each of fiscal years 2019, 2018 and 2017.

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

The following table summarizes total guarantees, by type of guarantee and by member class, as of May 31, 2019 and 2018.

	May 31,
(Dollars in thousands)	2019	2018
Total by type:
Long-term tax-exempt bonds(1)	$312,190	$316,985
Letters of credit(2)	379,001	343,970
Other guarantees	146,244	144,206
Total	$837,435	$805,161

Total by member class:
CFC:
Distribution	$235,919	$201,993
Power supply	586,717	587,837
Statewide and associate	3,481	3,326
CFC total	826,117	793,156
NCSC	8,714	10,431
RTFC	2,604	1,574
Total	$837,435	$805,161
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

Long-term tax-exempt bonds of $312 million and $317 million as of May 31, 2019 and 2018, respectively, included $247 million and $250 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $65 million as of May 31, 2019 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $65 million and related interest through maturity, totaled $91 million as of May 31, 2019. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $379 million and $344 million as of May 31, 2019 and 2018, respectively, $126 million and $120 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of May 31, 2019. The maturities for the outstanding letters of credit as May 31, 2019 extend through calendar year 2038.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2019, we may be required to issue up to an additional $53 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2019. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $147 million and $145 million as of May 31, 2019 and 2018, respectively, all of which were unsecured. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $374 million and $344 million and represented 45% and 43% of total guarantees as of May 31, 2019 and 2018, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $247 million of variable-rate tax-exempt bonds as of May 31, 2019, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during fiscal years 2019, 2018 or 2017.

Guarantee Liability

As of May 31, 2019 and 2018, we recorded a guarantee liability of $14 million and $11 million, respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both May 31, 2019 and 2018, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $13 million and $10 million as of May 31, 2019 and 2018, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2019 and thereafter:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amount Maturing
2020	$246,143
2021	133,015
2022	30,882
2023	159,059
2024	31,162
Thereafter	237,174
Total	$837,435

NOTE 14—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. We describe the valuation technique for each level in “Note 1—Summary of Significant Accounting Policies.” The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of May 31, 2019 and 2018. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

	May 31, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,922	$177,922	$177,922	$—	$—
Restricted cash	8,282	8,282	8,282	—	—
Equity securities	87,533	87,533	87,533	—	—
Debt securities held-to-maturity	565,444	570,549	—	570,549	—
Deferred compensation investments	4,984	4,984	4,984	—	—
Loans to members, net	25,899,369	25,743,503	—	—	25,743,503
Accrued interest receivable	133,605	133,605	—	133,605	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	41,179	41,179	—	41,179	—

Liabilities:
Short-term borrowings	$3,607,726	$3,608,259	$—	$3,608,259	$—
Long-term debt	19,210,793	20,147,183	—	11,482,715	8,664,468
Accrued interest payable	158,997	158,997	—	158,997	—
Guarantee liability	13,666	13,307	—	—	13,307
Derivative liabilities	391,724	391,724	—	391,724	—
Subordinated deferrable debt	986,020	1,004,707	—	1,004,707	—
Members’ subordinated certificates	1,357,129	1,357,129	—	—	1,357,129

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230,999	$230,999	$230,999	$—	$—
Restricted cash	7,825	7,825	7,825	—	—
Time deposits	100,000	100,000	—	100,000	—
Equity securities	89,332	89,332	89,332	—	—
Debt securities held-to-maturity	520,519	516,546		516,546
Deferred compensation investments	5,194	5,194	5,194	—	—
Loans to members, net	25,159,807	24,167,886	—	—	24,167,886
Accrued interest receivable	127,442	127,442	—	127,442	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	244,526	244,526	—	244,526	—

Liabilities:
Short-term borrowings	$3,795,910	$3,795,799	$—	$3,695,799	$100,000
Long-term debt	18,714,960	18,909,276	—	11,373,216	7,536,060
Accrued interest payable	149,284	149,284	—	149,284	—
Guarantee liability	10,589	10,454	—	—	10,454
Derivative liabilities	275,932	275,932	—	275,932	—
Subordinated deferrable debt	742,410	766,088	—	766,088	—
Members’ subordinated certificates	1,379,982	1,380,004	—	—	1,380,004

On June 1, 2018, we adopted the accounting guidance on the overall recognition and measurement of financial assets and financial liabilities. This guidance eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the consolidated balance sheet, except for loans receivable where the fair value is not based on exit price. The guidance did not, however, eliminate the requirement to describe the valuation techniques used in estimating the fair value of financial instruments recorded at fair value on a recurring basis.

Loans to Members, Net

Because of the interest rate repricing options we provide to borrowers on loan advances and other characteristics of our loans, there is no ready market from which to obtain fair value quotes or observable inputs for similar loans. As a result, we are unable to use the exit price to estimate the fair value of loans to members. We therefore estimate fair value for fixed-rate loans by discounting the expected future cash flows based on the current rate at which we would make a similar new loan for the same remaining maturity to a borrower. The assumed maturity date used in estimating the fair value of loans with a fixed rate for a selected rate term is the next repricing date because at the repricing date, the loan will reprice at the current market rate. The carrying value of our variable-rate loans adjusted for credit risk approximates fair value since variable-rate loans are eligible to be reset at least monthly.

The fair value of loans with different risk characteristics, specifically nonperforming and restructured loans, is estimated using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See below for information on how we estimate the fair value of certain impaired loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2019 and 2018 and the classification of the valuation technique within the fair value hierarchy.

	May 31,
	2019			2018
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$87,533	$—	$87,533	$89,332	$—	$89,332
Deferred compensation investments	4,984	—	4,984	5,194	—	5,194
Derivative assets	—	41,179	41,179	—	244,526	244,526
Derivative liabilities	—	391,724	391,724	—	275,932	275,932

Below is a description of the valuation techniques we use to estimate fair value of our financial assets and liabilities recorded at fair value on a recurring basis, the significant inputs used in those techniques, if applicable, and the classification within the fair value hierarchy.

Equity Securities

Our investments in equity securities consist of investments in Farmer Mac Class A common stock and Series A, Series B and Series C preferred stock. These securities are reported at fair value in our consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. That stock exchange with respect to Farmer Mac Class A common stock is an active market based on the volume of shares transacted. Fair values for these securities are classified within Level 1 of the fair value hierarchy.

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

Derivative Instruments

Our derivatives primarily consist of over-the-counter interest rate swaps. All of our swap agreements are subject to master netting agreements. There is not an active secondary market for the types of interest rate swaps we use. We determine the fair value of our derivatives using models that incorporate observable market inputs, such as spot LIBOR rates, Eurodollar futures contracts and market swap rates. These inputs can vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. The impact of counterparty nonperformance risk is considered when measuring the fair value of derivative assets. Internal pricing is compared against additional pricing sources, such as external valuation agents and other sources. Pricing variances among different pricing sources are analyzed and validated. The technique for determining the fair value for our interest rate swaps is classified as Level 2.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data includes, but is not limited to, quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis during the fiscal years ended May 31, 2019 and 2018.

Nonrecurring Fair Value Measurements

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis on our consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate for impairment. Assets measured at fair value on a nonrecurring basis and still held as of May 31, 2019 and 2018 consisted of certain impaired loans. Fair value measurement adjustments for individually impaired loans are recorded in the provision for loan losses on our consolidated statements of operations. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy. We did not have any nonrecurring fair value measurement adjustments recorded in earnings attributable to these assets during fiscal years 2019, 2018 or 2017.

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

Because of the limited amount of impaired loans as of May 31, 2019 and 2018, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

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

The consolidated CFC financial statements include three operating segments: CFC, NCSC and RTFC. The NCSC and RTFC operating segments are not required to be separately reported as the financial results of NCSC and RTFC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting as of May 31, 2019. As a result, we have elected to aggregate the NCSC and RTFC financial results into a combined “Other” segment. CFC is the primary source of funding to NCSC. CFC is the sole source of funding to RTFC. Pursuant to a guarantee agreement, CFC has agreed to indemnify NCSC and RTFC for loan losses. The loan loss allowance at NCSC and RTFC is offset by a guarantee receivable from CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables display segment results for the years ended May 31, 2019, 2018 and 2017, and assets attributable to each segment as of May 31, 2019 and 2018.

	Year Ended May 31, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,126,869	$51,741	$(42,940)	$1,135,670
Interest expense	(835,491)	(43,658)	42,940	(836,209)
Net interest income	291,378	8,083	—	299,461
Benefit for loan losses	1,266	—	—	1,266
Net interest income after benefit for loan losses	292,644	8,083	—	300,727
Non-interest income (loss):
Fee and other income	20,515	2,655	(7,815)	15,355
Derivative losses:
Derivative cash settlements expense	(42,618)	(993)	—	(43,611)
Derivative forward value losses	(318,135)	(1,595)	—	(319,730)
Derivative losses	(360,753)	(2,588)	—	(363,341)
Unrealized losses on equity securities	(1,799)	—	—	(1,799)
Total non-interest income (loss)	(342,037)	67	(7,815)	(349,785)
Non-interest expense:
General and administrative expenses	(91,063)	(8,477)	6,374	(93,166)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(1,675)	(1,441)	1,441	(1,675)
Total non-interest expense	(99,838)	(9,918)	7,815	(101,941)
Loss before income taxes	(149,231)	(1,768)	—	(150,999)
Income tax expense	—	(211)	—	(211)
Net loss	$(149,231)	$(1,979)	$—	$(151,210)

	May 31, 2019
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$25,877,305	$1,087,988	$(1,059,629)	$25,905,664
Deferred loan origination costs	11,240	—	—	11,240
Less: Allowance for loan losses	(17,535)	—	—	(17,535)
Loans to members, net	25,871,010	1,087,988	(1,059,629)	25,899,369
Other assets	1,214,045	104,890	(93,932)	1,225,003
Total assets	$27,085,055	$1,192,878	$(1,153,561)	$27,124,372

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,067,016	$49,182	$(38,841)	$1,077,357
Interest expense	(791,836)	(39,740)	38,841	(792,735)
Net interest income	275,180	9,442	—	284,622
Benefit for loan losses	18,575	—	—	18,575
Net interest income after benefit for loan losses	293,755	9,442	—	303,197
Non-interest income:
Fee and other income	17,369	1,372	(1,163)	17,578
Derivative gains (losses):
Derivative cash settlements expense	(71,906)	(2,375)	—	(74,281)
Derivative forward value gains	301,694	4,308	—	306,002
Derivative gains	229,788	1,933	—	231,721
Total non-interest income	247,157	3,305	(1,163)	249,299
Non-interest expense:
General and administrative expenses	(83,783)	(7,101)	—	(90,884)
Other non-interest expense	(1,943)	(1,163)	1,163	(1,943)
Total non-interest expense	(85,726)	(8,264)	1,163	(92,827)
Income before income taxes	455,186	4,483	—	459,669
Income tax expense	—	(2,305)	—	(2,305)
Net income	$455,186	$2,178	$—	$457,364

	May 31, 2018
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$25,134,384	$1,149,575	$(1,116,465)	$25,167,494
Deferred loan origination costs	11,114	—	—	11,114
Less: Allowance for loan losses	(18,801)	—	—	(18,801)
Loans to members, net	25,126,697	1,149,575	(1,116,465)	25,159,807
Other assets	1,520,118	106,455	(96,176)	1,530,397
Total assets	$26,646,815	$1,256,030	$(1,212,641)	$26,690,204

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,026,302	$43,502	$(33,170)	$1,036,634
Interest expense	(740,695)	(34,250)	33,207	(741,738)
Net interest income	285,607	9,252	37	294,896
Provision for loan losses	(5,978)	—	—	(5,978)
Net interest income after provision for loan losses	279,629	9,252	37	288,918
Non-interest income:
Fee and other income	18,858	3,528	(2,673)	19,713
Derivative gains (losses):
Derivative cash settlements expense	(81,489)	(2,989)	—	(84,478)
Derivative forward value gains	175,379	4,002	—	179,381
Derivative gains	93,890	1,013	—	94,903
Results of operations from foreclosed assets	(1,749)	—	—	(1,749)
Total non-interest income	110,999	4,541	(2,673)	112,867
Non-interest expense:
General and administrative expenses	(78,965)	(7,261)	—	(86,226)
Gains on early extinguishment of debt	192	—	—	192
Other non-interest expense	(1,949)	(2,635)	2,636	(1,948)
Total non-interest expense	(80,722)	(9,896)	2,636	(87,982)
Income before income taxes	309,906	3,897	—	313,803
Income tax expense	—	(1,704)	—	(1,704)
Net income	$309,906	$2,193	$—	$312,099

SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial information for fiscal years May 31, 2019 and 2018 is presented below.

	Fiscal Year May 31, 2019
(Dollars in thousands)	Aug 31, 2018	Nov 30, 2018	Feb 28, 2019	May 31, 2019	Total
Interest income	$278,491	$281,253	$285,566	$290,360	$1,135,670
Interest expense	(210,231)	(204,166)	(207,335)	(214,477)	(836,209)
Net interest income	68,260	77,087	78,231	75,883	299,461
Benefit (provision) for loan losses	109	1,788	(182)	(449)	1,266
Net interest income after benefit (provision) for loan losses	68,369	78,875	78,049	75,434	300,727
Non-interest income (loss):
Derivative gains (losses)	7,183	63,343	(132,174)	(301,693)	(363,341)
Other non-interest income	3,185	4,321	3,714	2,336	13,556
Total non-interest income (loss)	10,368	67,664	(128,460)	(299,357)	(349,785)
Non-interest expense	(30,699)	(26,570)	(21,209)	(23,463)	(101,941)
Income (loss) before income taxes	48,038	119,969	(71,620)	(247,386)	(150,999)
Income tax expense (benefit)	(60)	(243)	149	(57)	(211)
Net income (loss)	47,978	119,726	(71,471)	(247,443)	(151,210)
Less: Net (income) loss attributable to noncontrolling interests	(13)	(466)	539	1,919	1,979
Net income (loss) attributable to CFC	$47,965	$119,260	$(70,932)	$(245,524)	$(149,231)

	Fiscal Year May 31, 2018
(Dollars in thousands)	Aug 31, 2017	Nov 30, 2017	Feb 28, 2018	May 31, 2018	Total
Interest income	$265,915	$265,823	$271,468	$274,151	$1,077,357
Interest expense	(192,731)	(195,170)	(198,071)	(206,763)	(792,735)
Net interest income	73,184	70,653	73,397	67,388	284,622
Benefit (provision) for loan losses	298	304	(1,105)	19,078	18,575
Net interest income after benefit (provision) for loan losses	73,482	70,957	72,292	86,466	303,197
Non-interest income (loss):
Derivative gains (losses)	(46,198)	125,593	168,048	(15,722)	231,721
Other non-interest income	3,921	5,532	3,935	4,190	17,578
Total non-interest income (loss)	(42,277)	131,125	171,983	(11,532)	249,299
Non-interest expense	(22,158)	(22,532)	(22,614)	(25,523)	(92,827)
Income before income taxes	9,047	179,550	221,661	49,411	459,669
Income tax expense	(32)	(827)	(632)	(814)	(2,305)
Net income	9,015	178,723	221,029	48,597	457,364
Less: Net (income) loss attributable to noncontrolling interest	118	(1,150)	(1,614)	468	(2,178)
Net income attributable to CFC	$9,133	$177,573	$219,415	$49,065	$455,186

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of our assets that could have a material effect on our financial statements; and

(iv)
ensure disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2019.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ J. ANDREW DON
	Sheldon C. Petersen Chief Executive Officer		J. Andrew Don Senior Vice President and Chief Financial Officer
	July 31, 2019		July 31, 2019

By:	/s/ ROBERT E. GEIER
Robert E. Geier Vice President and Controller
July 31, 2019

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Kent D. Farmer (President of CFC)	61	2014	2020
Dean R. Tesch (Vice President of CFC)	57	2015	2021
Alan W. Wattles (Secretary-Treasurer of CFC)	53	2016	2022
Thomas A. Bailey	77	2019	2022
Robert Brockman	69	2015	2019
Chris D. Christensen	55	2019	2022(1)
David E. Felkel	58	2018	2021
Dennis Fulk	68	2019	2022
Barbara E. Hampton	57	2019	2022
Doyle Jay Hanson	73	2015	2021
Thomas L. Hayes	63	2014	2020
Bradley P. Janorschke	55	2019	2022
Jimmy A. LaFoy	78	2015	2021
G. Anthony Norton	67	2019	2022
Debra L. Robinson	61	2016	2019
Timothy Rodriguez	58	2018	2021
Bradley J. Schardin	59	2015	2021
Marsha L. Thompson	64	2017	2020
Stephen C. Vail	60	2014	2020
Bruce A. Vitosh	53	2017	2020
Todd P. Ware	53	2015	2021
Gregory D. Williams	60	2015	2020
Curtis Wynn	55	2017	2021(1)
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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Kent D. Farmer	61	2019
Vice President and Director	Dean R. Tesch	57	2019
Secretary-Treasurer and Director	Alan W. Wattles	53	2019
Chief Executive Officer	Sheldon C. Petersen	66	1995
Senior Vice President and Chief Financial Officer	J. Andrew Don	59	2014
Senior Vice President & Chief Administrative Officer	Graceann D. Clendenen	61	2019
Senior Vice President, Member Services	Joel Allen	53	2014
Senior Vice President and General Counsel	Roberta B. Aronson	61	2014
Senior Vice President, Credit Risk Management	John M. Borak	74	2003
Senior Vice President, Corporate Relations	Brad L. Captain	49	2014
Senior Vice President, Strategic Services	Steven M. Kettler	60	2014
Senior Vice President, Loan Operations	Robin C. Reed	57	2016
Senior Vice President, Business and Industry Development	Gregory Starheim	56	2016
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

Mr. Tesch has served as board chairman of Taylor Electric Cooperative in Stetsonville, Wisconsin, since August 2014. Mr. Tesch also served as a director for the cooperative’s wholesale power supplier, Dairyland Power Cooperative, headquartered in La Crosse, Wisconsin, from June 2014 to June 2019. Mr. Tesch has been a certified financial planner since 2000 and is a former elementary school teacher. From 2010 to January 2019 he served as a member of the Certified Financial Planners Board Item Writing Group. As the board chairman of Taylor Electric Cooperative, Mr. Tesch has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Tesch has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Wattles has been president and chief executive officer of Monroe County Electric Co-Operative in Waterloo, Illinois since 2002. He has been a board member of Southern Illinois Power Cooperative since 2002. As president and chief executive officer of Monroe County Electric Co-Operative, Mr. Wattles has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wattles has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bailey has served as a director of Vermont Electric Cooperative in Johnson, Vermont since January 2004. From 2006 to 2015 Mr. Bailey served as board president of Vermont Electric Cooperative. He has operated a real estate investment business since 2009. As a director of Vermont Electric Cooperative, Mr. Bailey has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bailey has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Brockman has been a director at Wheatland Rural Electric Association in Wheatland, Wyoming since 2006. He has served as president and real estate broker for Keyhole Land Co. in Wheatland, Wyoming, since 1988. As a director of Wheatland Rural Electric Association, Mr. Brockman has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Brockman has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Christensen has served as a director of Norval Electric Cooperative, Inc. in Glasgow, Montana since 2004. Mr. Christensen has also served as a director of the NRECA Board of Directors since 2014, and has served as NRECA board vice president since March 2019. He has been a self-employed rancher since 1979. As a director of Norval Electric Cooperative, Inc. and NRECA, Mr. Christensen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Christensen has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Fulk has served as a director of Platte-Clay Electric Cooperative in Kearney, Missouri since 1993, including serving as board President from 2000 to 2015. He served as a director of NW Electric Cooperative from 2014 until April 2019, serving as board Vice President from 2011 to April 2019. Mr. Fulk also served as a director of the Association of Missouri Electric Cooperatives from 2000 until 2015, serving as board President from 2010 to 2011. As a director of Platte-Clay Electric Cooperative, Mr. Fulk has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Fulk has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Hampton has served as the Senior Vice President, CFO at Georgia Transmission Corporation in Tucker, Georgia since 2005. Mrs. Hampton has been a Certified Public Accountant since 1990. As Senior Vice President, CFO of Georgia Transmission Corporation, Mrs. Hampton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Hampton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mrs. Hampton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes her qualified to serve as CFC’s Audit Committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.

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

Mr. Hayes has been a director of Brown County Rural Electrical Association in Sleepy Eye, Minnesota since 1997. Mr. Hayes also served as the vice president of Brown County Rural Electrical Association from March 2014 to March 2016 and as president from 2004 to March 2014. He has been a self-employed farmer since 1973. Mr. Hayes was a director and utility committee chair of Cooperative Network from 1998 to 2014. As the president of Brown County Rural Electrical Association, Mr. Hayes has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayes has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Janorschke has been the General Manager at Homer Electric Association, Inc. in Homer, Alaska since 2004. He has also been the General Manager of Alaska Electric and Energy Cooperative in Homer, Alaska, since 2004. Mr. Janorschke has also served on the Board of Trustees of the Northwest Public Power Association in Vancouver, Washington, since 2014. As the General Manager of Homer Electric Association, Inc., Mr. Janorschke has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Janorschke has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Norton has served as a director of Snapping Shoals Electric Membership Corporation in Covington, Georgia since 1993. Mr. Norton has also served as a director at Georgia Electric Membership Corporation in Tucker, Georgia, since 2009 and Georgia System Operations Corporation in Tucker, Georgia, since 2012. Mr. Norton has owned and operated Conyers Pharmacy in Conyers, Georgia from 1982 to 2018. As a director of Snapping Shoals Electric Membership Corporation, Mr. Norton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Norton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Robinson has served as chief executive officer and general manager of Wood County Electric Cooperative, Inc. in Quitman, Texas since 1997. Mrs. Robinson has also served as the Board President of East Texas Electric Cooperative, Inc. in Nacogdoches, Texas since July 2002 and as a director of Northeast Texas Electric Cooperative, Inc. in Longview, Texas since 1997. Mrs. Robinson is also a certified public accountant. As chief executive officer and general manager of Wood County Electric Cooperative, Inc., Mrs. Robinson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Robinson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Schardin has served as general manager of Southeastern Electric Cooperative in Marion, South Dakota since 1990. He chaired the Managers Advisory Committee for his cooperative’s wholesale power supplier, East River Electric Power Cooperative from January 2013 to 2015 and at the same time was a member of the Basin Electric Power Cooperative Managers Advisory Committee. Mr. Schardin has also been a member of the South Dakota Rural Electric Association Strategic Issues Committee since 2005 and a director on the Rural Electric Economic Development Fund Board of Directors since 1996. As general manager of Southeastern Electric Cooperative, Mr. Schardin has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Schardin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Vail has served as director of NineStar Connect in Greenfield, Indiana since 1999. Mr. Vail has also served as the board chairman of NineStar Connect from 2012 to 2016 and has served as its board vice-chairman since April 2019. Since 2011, he also has served as a board member of the Indiana Statewide Association of Rural Electric Cooperatives. Mr. Vail has been the owner of ETL Group since 2011. The ETL Group provides strategic and operational efficiency consulting services to business entities and non-profit organizations. Mr. Vail has held various positions at the Hancock Regional Hospital, and he was the senior special accounts loan officer at Farm Credit Services. He has been a member of Hancock Redevelopment Commission since 2010. As a former board chairman and current vice-chairman of NineStar Connect, Mr. Vail has acquired extensive experience with and knowledge of the rural electric cooperative industry. We, therefore, believe Mr. Vail has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Vitosh has been general manager and CEO of Norris Public Power District in Beatrice, Nebraska since 2012. From 2008 to 2012, Mr. Vitosh was the Manager of Finance and Accounting at Norris Public Power District. Mr. Vitosh is a CPA and is a member of the Nebraska Society of Certified Public Accountants. Mr. Vitosh has also been a self-employed farmer since 2004. As general manager and CEO of Norris Public Power District, Mr. Vitosh has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Vitosh has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mr. Vitosh’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him qualified to serve as the Chairman of CFC’s Audit Committee.

Mr. Ware has been president and CEO of Licking Rural Electrification-The Energy Cooperative in Newark, Ohio since 2012. Mr. Ware was the vice president and CFO of Licking Rural Electrification-The Energy Cooperative from 2000 until 2011. In May 2019 Mr. Ware was elected as a director of Farmer Mac, a federally chartered and publicly traded corporation that provides a secondary market for a variety of loans made to borrowers in rural America, where he serves on the Audit and Enterprise Risk Committees. He has served as a director of Licking County United Way and Genesis Healthcare Foundation from 2009 to 2018. He also served as a director of Altheirs Oil Inc. since 2005, the cooperative’s wholesale power supplier, Buckeye Power Cooperative, since 2012, and The Ohio State University-Newark Advisory Board since 2016 where he currently serves as vice-chairman. He is also a member of the Buckeye Power Cooperative Executive and Rate Committees and the American Gas Association Leadership Council. As president and CEO of Licking Rural Electrification-The Energy Cooperative, Mr. Ware has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ware has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Williams has been the general manager and executive vice president of Appalachian Electric Cooperative in New Market, Tennessee since 2010. He served as a board member of the East Tennessee Economic Development Agency from 2010 to 2018 and has served as a board member of the Northeast Tennessee Valley Industrial Development Association since 2010. He also served as chairman of the board of the Tennessee Valley Public Power Association from 2015-2017. As general manager and executive vice president of Appalachian Electric Cooperative, Mr. Williams has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Williams has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Wynn has been president and CEO of Roanoke Electric Membership Corporation in Aulander, North Carolina since 1997. He has been a director on the NRECA Board of Directors since 2007, and has served as NRECA board president since March 2019. Mr. Wynn also served as NRECA vice president from 2017 to 2019. Mr. Wynn has also served as a director of the North Carolina Electric Membership Corporation and the North Carolina Association of Electric Cooperatives since

1997. As president and CEO of Roanoke Electric Membership Corporation and director of NRECA, Mr. Wynn has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wynn has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Ms. Clendenen joined CFC in 1982. Throughout her career with CFC, Ms. Clendenen has held various positions. She served as Vice President, Human Resources until February 2012. In February 2012, she became Vice President, Human Resources & Corporate Services until April 2014.  In April 2014, she became Senior Vice President, Corporate Services. Effective December 17, 2018, Ms. Clendenen became Senior Vice President and Chief Administrative Officer.

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

Mr. Starheim joined CFC as Senior Vice President, Business and Industry Development on July 6, 2015. Prior to joining CFC, Mr. Starheim served as CEO and General Manager of Delaware County Electric Cooperative in upstate New York from 2001 until 2012. From 2012 until joining CFC, Mr. Starheim held the position of President and CEO of Kenergy Corp in Henderson, Kentucky.

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

(i) Nominating Committee

Our board of directors does not have a standing nominating committee. As described above under “Item 10(a) Directors,” 20 of our directors are each elected by members in the district for which the director serves. To nominate director candidates, at the district meeting before the meeting at which candidates are to be elected from such district, a nominating committee is elected composed of one person from each state within the district. Each member of the nominating committee must be a trustee, director or manager of one of our members. Each district nominating committee then submits names of two or more nominees for each position in the district for which an election is to be held. We provide members of the nominating committee with director guidelines to use in reviewing applications from potential candidates. One or more candidates for the at-large director position who satisfies the requirements of an Audit Committee financial expert are nominated by our board of directors if the board determines that it is appropriate to fill the seat. Our board of directors believes that it is appropriate for the full board of directors to nominate this director because of the position’s specific qualification requirements and the lack of any local district qualification requirement.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Vitosh (Chairperson), Mr. Williams (Vice Chairperson), Mr. Farmer (Ex Officio), Mr. Christensen, Mr. Felkel, Mrs. Hampton, Mr. Hayes, Mr. Janorschke, Mr. Norton, Mr. Tesch, Mr. Vail and Mr. Ware. Mrs. Hampton was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2019. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2019 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Farmer, Mr. Tesch, Mr. Wattles, Mr. Vitosh, Mrs. Thompson, Mr. Felkel and Mr. Schardin. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2019, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the “Compensation Discussion and Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long term incentive granted as well as long term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC in fiscal year 2019.

In fiscal year 2019, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest.

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
The board of directors appoints the CEO. The CEO is not a member of the board of directors. If the CEO position becomes vacant, the Chief Administrative Officer will exercise the responsibilities of the CEO until a permanent or interim CEO is selected by the board of directors.

Board Role in Risk Oversight

The board of directors has primary responsibility for the oversight and strategic direction of risk management. The board of directors has adopted a comprehensive risk management policy that describes the roles and responsibilities of the board and management within an established framework for identifying and managing risks. The board of directors reviews the risk management policy annually and updates it accordingly. The board of directors has developed a risk management philosophy, which is reviewed and, if appropriate, updated annually. It states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

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

In fulfilling its risk management oversight duties, the board of directors receives periodic reports on business activities and risk management activities from management and from various operating groups and committees across the organization, including the Credit Risk Management, the Member Services, the Treasury, the Internal Audit, the Business and Technology Services and the Legal Services groups, as well as Corporate Compliance, the Asset Liability Committee, the Corporate Credit Committee, the Investment Management Committee and the Disclosure Committee. Management provides reports to the board of directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing risk at CFC through the ERM program, management’s responses for the critical business risks identified during each risk assessment process and the status of any gaps or deficiencies, and CFC’s risk profile and trends, as well as emerging risks and opportunities.

The board of directors places particular emphasis on the oversight of cybersecurity risks. Each quarter, or more frequently as requested by the board of directors, management provides reports on CFC’s security operations, including any cybersecurity incidents, management’s efforts to manage any incidents, and any other information requested from management. On at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity events. Additionally, upon the occurrence of a material cybersecurity incident, the board of directors will be notified of the event so it may properly evaluate such incident, including management’s remediation plan.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Don, Evans, Starheim, Allen and Ms. Aronson) are consistent with those offered to all employees. Mr. Evans is reported as a named executive officer, however he is deceased as of September 2, 2018.

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

Compensation Analysis

In fiscal year 2019, Mercer (US), Inc. (“Mercer US”) was engaged by the Compensation Committee to conduct a survey to provide compensation data for the CEO position using 15 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit system and 13 regional banks and financial services companies.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s May 31, 2018 total assets of $26.7 billion, and included seven companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc.; Signature Bank; Nelnet, Inc.; Webster Financial Corporation; Flagstar Bancorp, Inc.; People’s United Financial, Inc.; Bok Financial Corporation; Hancock Whitney Corporation; Onemain Holdings, Inc.; BankUnited, Inc.; Synovus Financial Corporation; TFS Financial Corporation; and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers. Synovus Financial Corporation and BankUnited, Inc. were added to the peer group in fiscal year 2019, one to replace Nationstar Mortgage Holdings, Inc., which was removed due to its acquisition, and one in anticipation of a future merger.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.
The elements of compensation reviewed include:

•	current base salary;

•	target and actual annual incentive paid in fiscal year 2018;

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

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results met or exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the Committee increased the CEO’s base pay to $1,145,000 effective January 1, 2019.

As discussed under “Compensation Analysis” above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don, Mr. Starheim, Ms. Aronson, and Mr. Allen all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way that would typically warrant a merit-based increase in base pay and/or a one-time cash award. Mr. Allen received a merit increase. Mr. Don, Mr. Starheim and Ms. Aronson received a merit increase as well as a one-time cash award. The merit increases and/or cash awards granted are included in the total compensation table below.

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

Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers. The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Over the last 10 years, the actual payout percentage has ranged from 52.5% to 100% of total opportunity, with an average over the 10 years of 83.88%. This equates to a 10-year average payout of 16.07% of base salaries for all employees.

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

The four quadrants for fiscal year 2019, which were the basis for the short-term incentive payment, were the same as they have been in previous years: Customer Engagement; Financial Ratios; Internal Process and Operations; and Learning, Growth and Innovation. For fiscal year 2019, the board of directors established six corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2019 were:

•	Customer Engagement: Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.

•	Internal Process and Operations: One goal focused on managing CFC’s operating expense levels.

•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.

•	Learning, Growth & Innovation: One goal focused on the development of a program to assess the effectiveness of CFC’s existing and new products and services.

The determination of the extent to which the six goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2019 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that four goals were achieved at the target level. Each goal may carry a different weight varying between 10% and 20% resulting in an aggregate payout of 52.5% of the total opportunity.

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

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2019, the target rating level was “A+ Stable,” which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for fiscal year 2017, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of fiscal year 2017 base pay.

The following table presents the potential payout values for performance units awarded for the program cycle that ended May 31, 2019:

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

As of May 31, 2019, there were three active long-term incentive plans in which named executive officers were participants. Performance units issued to all named executive officers in fiscal year 2017 had a payout value based on our issuer credit ratings in place on May 31, 2019. Performance units issued to all named executive officers in fiscal year 2018 will have a payout value based on issuer credit ratings in place on May 31, 2020; and performance units issued to named executive officers in fiscal year 2019 will have a payout value based on issuer credit ratings in place on May 31, 2021.
Payments made to the named executive officers for fiscal year 2019 were for performance units issued in fiscal year 2017 and were based on the May 31, 2019 issuer credit rating level of A stable outlook, which has a value of $40 per performance unit, or 40% of the targeted opportunity (10% of fiscal year 2017 base pay).

All current plans will pay out if the three rating agencies rate our issuer credit rating at a high enough level to receive a payout. The payout will be based on the average of the three ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2019 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We also offer a Pension Restoration Plan (“PRP”) and an Executive Benefit Restoration Plan (“EBR”). The PRP is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The PRP restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The PRP was frozen as of December 31, 2014. We then established the EBR to provide a similar benefit to a select group of management. A named executive officer may participate in the PRP or the EBR. Unlike the Retirement Security Plan, the PRP and the EBR are unfunded, unsecured obligations of CFC and are not qualified for tax purposes. All six named executive officers are participants in either the PRP or the EBR.

Under the PRP, we pay the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice(s) to NRECA. Under the EBR, we will also pay any amounts owed to the named executive officers for the restoration benefit once the risk of forfeiture has expired; amounts will be paid directly by CFC. We record an unfunded pension obligation and an offsetting adjustment to AOCI for this liability.

For more information on the Retirement Security Plan, the PRP and the EBR, see the “Pension Benefits Table” and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2019 cap for contributions is $19,000. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

The CEO is eligible to earn retirement benefits in addition to those credited under any of the above-mentioned plans in a Supplemental Executive Retirement Plan (“SERP”). This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2019, the CFC Board of Directors used its discretion and credited the account. According to the terms of the SERP, the CEO became fully vested and those benefits were paid in full. These payments are reflected in the Summary Compensation Table below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance, an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel, and home security. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2019, the board of directors authorized an aggregate of $30,000 to cover these two allowances. We provide security for Mr. Petersen, including security in addition to that provided at business facilities. We believe that all company-incurred security costs are reasonable and necessary and for the company’s benefit.

Severance/Change-in-Control Agreements

Mr. Petersen, CEO, has an executive agreement with CFC under which he may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. No other named executive officers have termination or change-in-control agreements. For more information on this severance arrangement, see “Termination of Employment and Change-in-Control Arrangements” below.

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

Submitted by the Compensation Committee:
Kent D. Farmer
David E. Felkel
Bradley J. Schardin
Dean R. Tesch
Marsha L. Thompson
Bruce A. Vitosh
Alan W. Wattles

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2019, 2018 and 2017 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total
Sheldon C. Petersen	2019	$1,118,750	$—	$246,293	$415,728	$40,870	$1,821,641
Chief Executive	2018	1,062,171	—	363,015	636,443	46,532	2,108,161
Officer	2017	1,017,563	—	275,172	443,017	42,747	1,778,499

J. Andrew Don	2019	470,000	10,000	105,688	49,564	8,125	643,377
Senior Vice President	2018	455,000	10,000	156,270	314,276	8,025	943,571
and Chief Financial	2017	440,000	5,000	119,500	288,597	7,925	861,022
Officer

John T. Evans(5)	2019	550,000	—	60,019	—	156,682	766,701
Executive Vice	2018	550,000	15,000	191,020	191,083	5,400	952,503
President and Chief	2017	550,000	15,000	149,750	160,950	5,425	881,125
Operating Officer

Gregory J. Starheim(5)	2019	459,750	10,000	101,454	113,379	8,292	692,875
Senior Vice President,	2018	435,000	—	148,520	333,817	8,254	925,591
Business and Industry	2017	410,000	10,000	92,250	337,809	44,370	894,429
Development

Roberta B. Aronson	2019	406,250	10,000	90,794	114,130	5,646	626,820
Senior Vice President	2018	392,500	—	134,125	320,023	5,546	852,194
and General Counsel	2017	375,000	3,600	101,495	262,477	5,425	747,997

Joel Allen	2019	360,000	—	80,490	5,218	9,125	454,833
Senior Vice President
of Member Services
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2019 can be found in “Elements of Compensation” in “Compensation Discussion and Analysis” above.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in “Compensation Discussion and Analysis” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA. For Mr. Petersen, in fiscal years 2017, 2018 and 2019 this also includes a payment from the SERP. For a discussion of the SERP, see “Benefits” in “Compensation Discussion and Analysis” above.
(4) For Mr. Petersen for fiscal year 2019, includes (i) perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance, and (ii) $3,770 representing the approximate aggregate incremental cost to the company for maintaining security arrangements for Mr. Petersen in addition to security arrangements provided at the headquarters facility. We do not believe this provides a personal benefit (other than the intended security) nor do we view these security arrangements as compensation to the individual. We report these security arrangements as perquisites as required under applicable SEC rules. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. For Mr. Evans for fiscal year 2019, the amount represents a payout for an accrued and unused annual leave balance at the time of his death. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.
(5) Mr. Evans is deceased as of September 2, 2018 and Mr. Starheim began employment on July 6, 2015.

The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-Term Incentive Plan	Long-Term Incentive Plan
Sheldon C. Petersen	2019	$145,773	$100,520
	2018	265,495	97,520
	2017	228,932	46,240

J. Andrew Don	2019	61,688	44,000
	2018	113,750	42,520
	2017	99,000	20,500

John T. Evans	2019	18,769	41,250
	2018	137,500	53,520
	2017	123,750	26,000

Gregory J. Starheim	2019	60,454	41,000
	2018	108,750	39,770
	2017	92,250	—

Roberta B. Aronson	2019	53,274	37,520
	2018	98,125	36,000
	2017	84,375	17,120

Joel Allen	2019	47,250	33,240

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2019.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Sheldon C. Petersen
Long-Term Incentive Plan (1)	June 1, 2018	$—	$275,000	$412,500
Short-Term Incentive Plan (2)		—	286,250	286,250
J. Andrew Don
Long-Term Incentive Plan (1)	June 1, 2018	—	117,500	176,250
Short-Term Incentive Plan (2)		—	117,500	117,500
John T. Evans
Long-Term Incentive Plan (1)	June 1, 2018	—	137,500	206,250
Short-Term Incentive Plan (2)		—	137,500	137,500
Gregory J. Starheim
Long-Term Incentive Plan (1)	June 1, 2018	—	112,400	168,600
Short-Term Incentive Plan (2)		—	117,500	117,500
Roberta B. Aronson
Long-Term Incentive Plan (1)	June 1, 2018	—	100,600	150,900
Short-Term Incentive Plan (2)		—	102,500	102,500
Joel Allen
Long-Term Incentive Plan (1)	June 1, 2018	—	90,000	135,000
Short-Term Incentive Plan (2)		—	90,000	90,000
___________________________
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of A+ stable as of May 31, 2021.
(2) Target and maximum payouts represent 25% of May 31, 2019 base salary. For the payout earned under the fiscal year 2019 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above.

The board of directors approved a new long-term incentive plan with grants of performance units effective June 1, 2019.  The performance units will be calculated and issued to the named executive officers in August 2019.  The payout under these grants will be determined on May 31, 2022.

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

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. However, two of the named executive officers have satisfied the provisions established to receive the benefit from the PRP. They were grandfathered in the plan and no longer have a risk of forfeiture of the benefit under the PRP. Distributions are made from the plan to each of those named executive officers annually. The details of theses distributions are shown in the Pension Benefits table below.

In addition, the CEO is eligible for benefits under the SERP. This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2019, the CFC Board of Directors used its discretion and credited the account. According to the terms of the SERP, the CEO became fully vested and those benefits totaling $67,141 were paid in full during fiscal year 2019, as presented in the table below.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2019, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
Sheldon C. Petersen (4)	NRECA Retirement Security Plan	9.33	$698,389	$325,683
	SERP	—	—	67,141
J. Andrew Don	NRECA Retirement Security Plan	18.66	2,080,458	—
John T. Evans (3)	NRECA Retirement Security Plan	—	—	684,532
Gregory J. Starheim	NRECA Retirement Security Plan	13.25	1,253,229	—
Roberta B. Aronson	NRECA Retirement Security Plan	22.83	1,919,408	—
Joel Allen	NRECA Retirement Security Plan	27.66	1,831,203	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All other named executive officers, except for Mr. Starheim, have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2019, as provided by the plan administrator, NRECA, using interest rates ranging from 1.50% to 4.88% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2019 were as a result of named executive officers no longer being at risk of forfeiture with respect to these amounts provided under the PRP. Mr. Don, Mr. Starheim, Mr. Allen and Ms. Aronson continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made. Mr. Evans’ distributions were as a result of his death on September 2, 2018.
(4) The NRECA Pension Plan allows active employees who have reached normal retirement age to cash in their lump-sum benefit accrued through August 31, 2010, or “quasi-retire.” Due to the quasi-retirements of Mr. Petersen in February 2015 his credited years of service was reduced and he received 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2019 cap for contributions is $19,000. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2019.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$18,708	$—	$34,597	$—	$850,802
J. Andrew Don	18,500	—	1,054	—	58,762
John T. Evans	4,625	—	14,104	(464,860)	—
Gregory J. Starheim	18,708	—	(2,888)	—	219,325
Roberta B. Aronson	18,500	—	2,722	—	127,249
Joel Allen	—	—	—	—	—
___________________________
(1)Executive contributions are also included in the fiscal year 2019 Salary column in the “Summary Compensation Table” above.

Termination of Employment and Change-in-Control Arrangements

Mr. Petersen has an executive agreement with CFC under which he may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Petersen

Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump-sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year. Assuming a triggering event on May 31, 2019, the compensation payable to Mr. Petersen for termination without cause would be $4,235,250. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

For purposes of Mr. Petersen’s executive agreement, “cause” generally means (i) the willful and continued failure by Mr. Petersen to perform his duties under the agreement or comply with written policies of CFC, (ii) willful conduct materially injurious to CFC, or (iii) conviction of a felony involving moral turpitude. “Good reason” generally means (i) a reduction in the rate of Mr. Petersen’s base salary, (ii) a decrease in his titles, duties or responsibilities, or the assignment of new responsibilities which, in either case, is materially less favorable to Mr. Petersen when compared with his titles, duties and responsibilities that were in effect immediately prior to such assignment, or (iii) the relocation of CFC’s principal office or the relocation of Mr. Petersen to a location more than 50 miles from the principal office of CFC.

This estimate does not include amounts to which the named executive officer would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Chief Executive Officer Pay Ratio

The fiscal year 2019 compensation ratio of the median annual total compensation of all of our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$123,915
Annual total compensation of Sheldon C. Petersen, Chief Executive Officer	1,821,641
Ratio of the median annual total compensation of all employees to the annual total compensation of Sheldon C. Petersen, Chief Executive Officer	14.70:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 29, 2019. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 29, 2019, and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

The following chart summarizes the total compensation earned by CFC’s directors during the fiscal year ended May 31, 2019.

Name	Total Fees Earned
Alan Wattles	$56,500
Barbara Hampton	13,750
Bradley J. Schardin	55,000
Bradley P. Janorschke	13,750
Bruce A. Vitosh	55,000
Chris Christensen	13,750
Curtin Rakestraw	41,250
Curtis Wynn	55,000
David Felkel	55,000
Dean Tesch	61,000
Debra Robinson	55,000
Dennis Fulk	13,750
Gordon Anthony Norton	13,750
Gregory Williams	55,000
Harry N. Park	45,750
Jay Hanson	55,000
Jimmy LaFoy	55,000
Kent Farmer	61,000
Marsha L. Thompson	55,000
Patrick Bridges	41,250
Philip Carson	41,250
Robert Brockman	55,000
Robert Hill	41,250
Roman Gillen	41,250
Stephen Vail	55,000
Thomas Bailey	13,750
Thomas Hayes	55,000
Timothy Rodriguez	55,000
Todd Ware	55,000

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2019, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our board of directors has established a written policy governing related-person transactions. The policy covers transactions between CFC, on the one hand, and its directors, executive officers or key employees and their immediate family members and entities of which any of our directors, executive officers or key employees (i) is an officer, director, trustee, alternative director or trustee or employee, (ii) control, or (iii) have a substantial interest. Under this policy, a related person transaction is any transaction in excess of $120,000 in which CFC was, is or is proposed to be a direct or indirect participant in which a related person had, has or will have a direct or indirect material interest in the transaction. Related person transactions do not include compensation or expense reimbursement arrangements with directors, officers or key employees (notwithstanding that officer compensation may be disclosed in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K, elsewhere in the CFC’s periodic reports filed with the SEC or otherwise disclosed publicly as a related person transaction), transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions deemed to be related credits. Related-person transactions are subject to review by the general counsel, or in some cases, the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2019 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Graceann D. Clendenen
Senior Vice President & Chief Administrative Officer	$629,920

Steven M. Kettler
Senior Vice President, Strategic Services	474,591

John M. Borak
Senior Vice President, Credit Risk Management	401,234

Robin C. Reed
Senior Vice President, Loan Operations	370,742

Brad L. Captain
Senior Vice President, Corporate Relations	353,117

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2019. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Thomas A. Bailey	Patrick L. Bridges(1)	Robert Brockman
Philip A. Carson (1)	Chris D. Christensen	Kent D. Farmer
David E. Felkel	Dennis Fulk	Barbara E. Hampton
Doyle Jay Hanson	Thomas L. Hayes	Robert M. Hill (1)
Jimmy A. LaFoy	G. Anthony Norton	Harry N. Park (1)
Curtin R. Rakestraw II (1)	Bradley J. Schardin	Dean R. Tesch
Marsha L. Thompson	Stephen C. Vail	Bruce A. Vitosh
Gregory D. Williams	Curtis Wynn
____________________________
(1) This director served during fiscal year 2019; however, he was no longer a director as of May 31, 2019.

Item 14.	Principal Accounting Fees and Services

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2019 and 2018. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to the Company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2019 and 2018, including fees for the 2019 and 2018 audits. All services for fiscal years 2019 and 2018 were pre-approved by the Audit Committee.

	May 31,
(Dollars in thousands)	2019	2018
Description of fees:
Audit fees(1)	$1,589	$1,540
Tax fees(2)	13	15
All other fees(3)	11	11
Total	$1,613	$1,566
____________________________
(1) Audit fees for fiscal years 2019 and 2018 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC and NCSC. Audit fees for fiscal years 2019 and 2018 also include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) All other fees for fiscal years 2019 and 2018 consist of fees for certain agreed-upon procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Statements of Operations for the Years Ended May 31, 2019, 2018 and 2017	79
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2019, 2018 and 2017	80
	Consolidated Balance Sheets as of May 31, 2019 and 2018	81
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2019, 2018 and 2017	82
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2019, 2018 and 2017	83
	Notes to Consolidated Financial Statements	85
	Supplementary Data	137

	2. Schedules

	None.

(b)	Exhibits

	An Exhibit Index has been filed as part of this Form 10-K and is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
4.1*	—	Description of Securities.
4.2	—	Form of Capital Term Certificate.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
Indenture dated as of December 15,1987, between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 333-155631).

4.6	—
First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed on April 5, 1995 (Registration No. 33-58445).

4.7	—
Form of indenture dated May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on May 25, 2000 (Registration No. 333-37940).

4.8	—
First Supplemental Indenture dated March 12, 2007, between the Registrant and U.S. Bank National Association, as successor trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3ASR filed on April 19, 2007 (Registration No. 333-142230).

4.9	—
Indenture dated October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

4.10	—	Indenture dated October 15, 1996, between the Registrant and U.S. Bank National Association, as successor trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 28, 1996.
10.1^	—	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan amended and restated effective January 1, 2015.
10.2^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014. Incorporated by reference to Exhibit 10.6 to our Form 10-K filed on August 28, 2014.
10.3^	—	Plan Document for CFC's Executive Benefit Restoration Plan dated December 9, 2014. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.
10.4^	—	Employment Agreement between the Company and Sheldon C. Petersen, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2014.
10.5^	—	Supplemental Executive Retirement Plan of the Company, effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2014.
10.6	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2018. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2016.
10.7	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2020. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2016.
10.8	—
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

10.10	—
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
Amendment No. 3 dated as of November 28, 2018 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 21, 2028. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 11, 2019.

10.13	—
Amendment No. 3 dated as of November 28, 2018 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2023. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2019.

10.14	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.15	—
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.16	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

10.17	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.18	—
Series C Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.19	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.20	—
Series D Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.21	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.22	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.23	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.24	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.25	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.26	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

Exhibit No.		Description
10.27	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.28	—
Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 14, 2015.

10.29	—
Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 14, 2015.

10.30	—
Series K Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of March 29, 2016 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 4, 2016.

10.31	—
Series K Future Advance Bond from the Registrant to the Federal Financing Bank dated as of March 29, 2016 for up to $250,000,000 maturing on January 15, 2039. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 4, 2016.

10.32	—
Series L Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2016 for up to $375,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2017.

10.33	—
Series L Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2016 for up to $375,000,000 maturing on October 15, 2039. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2017.

10.34	—
Series M Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 9, 2017 for up to $750,000,000. Incorporated by reference to Exhibit 10.03 to our Form 10-Q filed on January 11, 2018.

10.35	—
Series M Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 9, 2017 for up to $750,000,000 maturing on July 15, 2042. Incorporated by reference to Exhibit 10.04 to our Form 10-Q filed on January 11, 2018.

10.36	—
Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.37	—
Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.38	—
Fifth Amended, Restated and Consolidated Pledge Agreement dated as of November 15, 2018 between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on January 11, 2019.

10.39	—
Fifth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 15, 2018 between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 11, 2019.

10.40	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

10.41	—
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

Exhibit No.		Description
10.45	—
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 31st day of July 2019.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer	July 31, 2019
Sheldon C. Petersen

/s/ J. ANDREW DON	Senior Vice President and Chief Financial Officer	July 31, 2019
J. Andrew Don

/s/ ROBERT E. GEIER	Vice President and Controller	July 31, 2019
Robert E. Geier

/s/ KENT D. FARMER	President and Director	July 31, 2019
Kent D. Farmer

/s/ DEAN R. TESCH	Vice President and Director	July 31, 2019
Dean R. Tesch

/s/ ALAN W. WATTLES	Secretary-Treasurer and Director	July 31, 2019
Alan W. Wattles

/s/ THOMAS A. BAILEY	Director	July 31, 2019
Thomas A. Bailey

/s/ ROBERT BROCKMAN	Director	July 31, 2019
Robert Brockman

/s/ CHRIS D. CHRISTENSEN	Director	July 31, 2019
Chris D. Christensen

/s/ DAVID E. FELKEL	Director	July 31, 2019
David E. Felkel

/s/ DENNIS FULK	Director	July 31, 2019
Dennis Fulk

/s/ BARBARA E. HAMPTON	Director	July 31, 2019
Barbara E. Hampton

/s/ DOYLE JAY HANSON	Director	July 31, 2019
Doyle Jay Hanson

/s/ THOMAS L. HAYES	Director	July 31, 2019
Thomas L. Hayes

/s/ BRADLEY P. JANORSCHKE	Director	July 31, 2019
Bradley P. Janorschke

/s/ JIMMY A. LAFOY	Director	July 31, 2019
Jimmy A. LaFoy

/s/ G. ANTHONY NORTON	Director	July 31, 2019
G. Anthony Norton

/s/ DEBRA L. ROBINSON	Director	July 31, 2019
Debra L. Robinson

/s/ TIMOTHY RODRIGUEZ	Director	July 31, 2019
Timothy Rodriguez

/s/ BRADLEY J. SCHARDIN	Director	July 31, 2019
Bradley J. Schardin

/s/ MARSHA L. THOMPSON	Director	July 31, 2019
Marsha L. Thompson

/s/ STEPHEN C. VAIL	Director	July 31, 2019
Stephen C. Vail

/s/ BRUCE A. VITOSH	Director	July 31, 2019
Bruce A. Vitosh

/s/ TODD P. WARE	Director	July 31, 2019
Todd P. Ware

/s/ GREGORY D. WILLIAMS	Director	July 31, 2019
Gregory D. Williams

/s/ CURTIS WYNN	Director	July 31, 2019
Curtis Wynn