Form 10-Q
period 2019-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2020-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
OR

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

INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	10
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	13
4	Non-Interest Income	16
5	Derivative Gains (Losses)	16
6	Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates	17
7	Non-Interest Expense	19
8	Loans Outstanding by Type and Member Class	20
9	Historical Retention Rate and Repricing Selection	21
10	Total Debt Outstanding	22
11	Member Investments	24
12	Collateral Pledged	25
13	Unencumbered Loans	25
14	Equity	26
15	Guarantees Outstanding	27
16	Maturities of Guarantee Obligations	28
17	Unadvanced Loan Commitments	28
18	Notional Maturities of Unadvanced Loan Commitments	29
19	Maturities of Notional Amount of Unconditional Committed Lines of Credit	30
20	Loan Portfolio Security Profile	31
21	Loan Exposure to 20 Largest Borrowers	33
22	Troubled Debt Restructured Loans	34
23	Allowance for Loan Losses	35
24	Rating Triggers for Derivatives	36
25	Available Liquidity	37
26	Committed Bank Revolving Line of Credit Agreements	38
27	Short-Term Borrowings—Funding Sources	40
28	Short-Term Borrowings	40
29	Issuances and Repayments of Long-Term and Subordinated Debt	41
30	Principal Maturity of Long-Term and Subordinated Debt	41
31	Projected Sources and Uses of Liquidity from Debt and Investment Activity	42
32	Credit Ratings	43
33	Interest Rate Gap Analysis	45
34	Adjusted Financial Measures—Income Statement	46
35	TIER and Adjusted TIER	47
36	Adjusted Financial Measures—Balance Sheet	47
37	Debt-to-Equity Ratio	47
38	Members’ Equity	48

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC and its consolidated entities have not held any foreclosed assets since the quarter ended August 31, 2017. See “Item 1. Business—Overview” in our 2019 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $26,438 million as of November 30, 2019, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $171 million for the six months ended November 30, 2019, compared with $153 million for the same prior-year period. The substantial majority of our total revenue is attributable to CFC. We provide information on the financial performance of each of our business segments in “Note 13—Business Segments.”

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and six months ended November 30, 2019 and 2018, and as of November 30, 2019 and May 31, 2019. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Statement of operations:
Interest income	$287,037	$281,253	2%	$577,052	$559,744	3%
Interest expense	(207,871)	(204,166)	2	(421,142)	(414,397)	2
Net interest income	79,166	77,087	3	155,910	145,347	7
Fee and other income(1)	3,842	3,595	7	14,783	7,506	97
Total revenue	83,008	80,682	3	170,693	152,853	12
Benefit for loan losses	1,045	1,788	(42)	1,015	1,897	(46)
Derivative gains (losses)(2)	183,450	63,343	190	(212,275)	70,526	**
Unrealized gains (losses) on equity securities(1)	(114)	(1,619)	(93)	1,506	(2,345)	**
Operating expenses(3)	(24,769)	(23,870)	4	(50,098)	(47,075)	6
Other non-interest (expense) income	(929)	(355)	162	6,250	(7,849)	**
Income (loss) before income taxes	241,691	119,969	101	(82,909)	168,007	**
Income tax benefit (expense)	(91)	(243)	(63)	430	(303)	**
Net income (loss)	$241,600	$119,726	102	$(82,479)	$167,704	**

Adjusted operational financial measures
Adjusted interest expense(4)	$(222,021)	$(215,971)	3	$(446,335)	$(439,031)	2
Adjusted net interest income(4)	65,016	65,282	—	130,717	120,713	8
Adjusted net income(4)	44,000	44,578	(1)	104,603	72,544	44

Selected ratios
Fixed-charge coverage ratio/TIER(5)	2.16	1.59	57 bps	0.80	1.40	(60) bps
Adjusted TIER(4)	1.20	1.21	(1)	1.23	1.17	6
Net interest yield(6)	1.17%	1.19%	(2)	1.16%	1.12%	4
Adjusted net interest yield(4)(7)	0.96	1.01	(5)	0.97	0.93	4
Net charge-off rate(8)	0.00	0.00	—	0.00	0.00	—

	November 30, 2019	May 31, 2019	Change
Balance sheet
Cash, cash equivalents and restricted cash	$124,671	$186,204	(33)%
Investment securities	637,356	652,977	(2)
Loans to members(9)	26,438,181	25,916,904	2
Allowance for loan losses	(16,520)	(17,535)	(6)
Loans to members, net	26,421,661	25,899,369	2
Total assets	27,566,601	27,124,372	2
Short-term borrowings	4,789,024	3,607,726	33
Long-term debt	18,434,451	19,210,793	(4)
Subordinated deferrable debt	986,026	986,020	—
Members’ subordinated certificates	1,355,052	1,357,129	—
Total debt outstanding	25,564,553	25,161,668	2
Total liabilities	26,408,707	25,820,490	2
Total equity	1,157,894	1,303,882	(11)
Guarantees(10)	794,723	837,435	(5)

Selected ratios period end
Allowance coverage ratio(11)	0.06%	0.07%	(1) bps
Debt-to-equity ratio(12)	22.81	19.80	301
Adjusted debt-to-equity ratio(4)	5.78	5.73	5
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
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both November 30, 2019 and May 31, 2019.
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

Financial Performance

Reported Results

We reported net income of $242 million and a TIER of 2.16 for the quarter ended November 30, 2019 (“current quarter”), compared with net income of $120 million and a TIER of 1.59 for the same prior-year quarter. We reported a net loss of $82 million for the six months ended November 30, 2019, which resulted in a TIER of 0.80. In comparison, we reported net income of $168 million and a TIER of 1.40 for the same prior-year period. The significant variance between our reported results for the current year periods and the same prior-year periods was primarily attributable to mark-to-market changes in the fair value of our derivative instruments resulting from interest rate changes. Our debt-to-equity ratio increased to 22.81 as of November 30, 2019, from 19.80 as of May 31, 2019, due to the combined impact of an increase in debt to fund growth in our loan portfolio, an increase in the fair value of derivative liabilities and a decrease in equity resulting from our reported net loss of $82 million for the six months ended November 30, 2019 and patronage capital retirement of $63 million in September 2019.

The variance of $122 million between our reported net income of $242 million for the current quarter and our reported net income of $120 million for the same prior-year quarter was driven by an increase in derivative gains of $120 million. We recorded derivative gains of $183 million for the current quarter, compared with derivative gains of $63 million for the same prior-year quarter. The derivative gains in both periods were primarily attributable to an increase in the fair value of our pay-fixed swaps due to increases in medium- and long-term swap rates during each period. The rise in medium- and long-term interest rates, however, was more pronounced during the current quarter relative to the same prior-year quarter, resulting in significantly higher derivative gains. Net interest income, which accounted for 95% and 96% of total revenue for both the current quarter and same prior-year quarter, increased by $2 million, or 3%, to $79 million. The increase was attributable to an increase in our average interest-earning assets of $1,121 million, or 4%, which was partially offset by a decrease in the net interest yield of 2 basis points, or 2%, to 1.17%.

The variance of $250 million between our reported net loss of $82 million for the six months ended November 30, 2019, and our reported net income of $168 million for the same prior-year period was driven by an unfavorable shift in derivative fair value changes of $283 million. We recorded derivative losses of $212 million for the six months ended November 30, 2019, largely due to a decrease in the fair value of our pay-fixed swaps resulting from a decline in interest rates across the swap curve. In comparison, we recorded derivative gains of $71 million during the comparable prior-year period due to an increase in the fair value of our pay-fixed swaps resulting from a rise in interest rates across the swap yield curve. Net interest income, which accounted for 91% and 95% of total revenue for the six months ended November 30, 2019 and 2018, respectively, increased $11 million, or 7%, to $156 million. The increase was attributable to the combined impact of an increase in average interest-earning assets of $976 million, or 4%, and an increase in the net interest yield of 4 basis points, or 4%, to 1.16%. The increase in the net interest yield was due to a reduction in our average cost of funds of 5 basis points to 3.32%, which was partially offset by a slight decrease in the average yield on interest-earning assets of 1 basis point to 4.28%. The decrease in our average cost of funds reflects the impact of the interest savings from the repayment of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, which more than offset an increase in the average cost of our short-term and variable-rate funding due to a rise in short-term interest rates during fiscal year 2019.

Other factors affecting the variance between our results for the six months ended November 30, 2019 and the comparable prior-year period include an increase in fee income of $7 million due to higher prepayment fees, a gain of $8 million recorded in connection with the July 22, 2019 sale of land and the absence of the loss of $7 million on the early redemption of $300 million of 10.375% collateral trust bonds recorded in the same prior-year period.

Adjusted Non-GAAP Results

Our adjusted net income totaled $44 million and adjusted TIER was 1.20 for the current quarter, compared with adjusted net income of $45 million and adjusted TIER of 1.21 for the same prior-year quarter. Adjusted net income totaled $105 million and adjusted TIER was 1.23 for the six months ended November 30, 2019, compared with adjusted net income of $73 million and adjusted TIER of 1.17 for the same prior-year period. Our adjusted debt-to-equity ratio increased to 5.78 as of November 30, 2019, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt to fund loan growth.

Adjusted net income for the current quarter was relatively unchanged from the same prior-year quarter, as a modest increase in operating expenses and losses on early extinguishment of debt and a reduction in the benefit for loan losses were largely offset by lower unrealized losses on equity securities. Adjusted net interest income of $44 million also remained relatively flat compared with the same prior-year quarter, as a decrease in our adjusted net interest yield of 5 basis points, or 5%, to 0.96% was offset by the increase in average interest-earning assets of $1,121 million, or 4%. The decrease in our adjusted net interest yield of 5 basis points was driven by a decline in the average yield on interest-earning assets of 8 basis points to 4.26%, which was partially offset by a reduction in our adjusted average cost of funds of 3 basis points to 3.50%.

The increase in adjusted net income of $32 million for the six months ended November 30, 2019 from the same prior-year period was attributable to an increase in adjusted net interest income of $10 million, or 8%, to $105 million, the increase in fee income of $7 million due to higher prepayment fees, the gain of $8 million recorded in connection with the sale of land in July 2019 and the absence of the loss of $7 million on the early redemption of collateral trust bonds recorded in the same prior-year period. The increase in our adjusted net interest income of 8% was driven by the increase in our average interest-earning assets of 4% and an increase in our adjusted net interest yield of 4 basis points, or 4%, to 0.97%. Our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of funds of 5 basis points to 3.52%, which was partially offset by a slight decrease in the average yield on interest-earning assets of 1 basis point to 4.28%. The reduction in our adjusted average cost of funds was also largely attributable to the interest savings from the repayment of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, which more than offset an increase in the average cost of our short-term and variable-rate funding.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $26,438 million as of November 30, 2019, an increase of $521 million, or 2%, from May 31, 2019. The increase in loans was driven by a net increase in long-term loans of $631 million, which was partially offset by a net decrease in revolving line-of-credit loans of $110 million. CFC distribution loans, CFC power supply loans and RTFC loans increased by $527 million, $23 million and $11 million, respectively, while NCSC loans decreased by $41 million.

Long-term loan advances totaled $1,387 million during the six months ended November 30, 2019, with approximately 69% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $814 million during the same prior-year period, with approximately 83% of those advances for capital expenditures and 14% for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $234 million that were scheduled to reprice during the six months ended November 30, 2019. Of this total, $224 million repriced to a new long-term fixed rate, $7 million repriced to a long-term variable rate and $3 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $439 million that were scheduled to reprice during the same prior-year period, of which $296 million repriced to a new long-term fixed rate, $88 million repriced to a long-term variable rate and $55 million was repaid in full.

Credit Quality

The overall credit quality of our loan portfolio remained high as of November 30, 2019, as evidenced by our continued strong credit performance metrics. We had no delinquent or nonperforming loans as of November 30, 2019, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of November 30, 2019, unchanged from May 31, 2019. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 93% were secured and 7% were unsecured as of November 30, 2019, compared to 92% secured and 8% unsecured as of May 31, 2019. The allowance for loan losses was $17 million as of November 30, 2019, compared with $18 million as of May 31, 2019, and the allowance coverage ratio was 0.06% as of November 30, 2019, and 0.07% as of May 31, 2019

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased by $403 million, or 2%, to $25,565 million as of November 30, 2019, from May 31, 2019, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in member commercial paper, select notes and daily liquidity fund notes totaling $916 million, a net increase in dealer commercial paper outstanding of $94 million and a net increase in Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $40 million. These increases were partially offset by a net decrease in medium-term notes of $296 million, a net decrease in collateral trust bonds of $297 million and a net decrease in borrowings under USDA’s Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) of $47 million. Outstanding dealer commercial paper totaled $1,039 million as of November 30, 2019, below our targeted maximum threshold of $1,250 million.

On September 25, 2019, we received a commitment letter for the guarantee by RUS of a $500 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program.

On November 14, 2019, we provided notice to Farmer Mac of termination of the $300 million revolving note purchase agreement, effective December 20, 2019. On November 27, 2019, we received an advance of $150 million under this revolving note purchase agreement with Farmer Mac, which was repaid on December 4, 2019.

On November 26, 2019, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022, and to terminate certain bank commitments totaling $125 million under the three-year agreement and $125 million under the five-year agreement. The total commitment amount under the amended three-year and five-year bank revolving line of credit agreements is $1,315 million and $1,410 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,725 million.

Outlook for the Next 12 Months

We currently expect that our net interest income, adjusted net interest income, net interest yield and adjusted net interest yield will increase slightly over the next 12 months, largely due to a projected decrease in our average cost of funds and an increase in average interest-earning assets.

The face value of long-term debt scheduled to mature over the next 12 months totaled $1,772 million as of November 30, 2019, consisting of $1,624 million of fixed-rate debt with a weighted average cost of 2.45% and $148 million of variable-rate debt. We believe we have sufficient liquidity from the combination of existing cash and cash equivalents, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of November 30, 2019, sources of liquidity readily available for access totaled $6,591 million, consisting of (i) $114 million in cash and cash equivalents; (ii) up to $1,350 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $2,722 million available for access under committed bank revolving line of credit agreements; (iv) up to $2,255 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions; and (v) up to $150 million available under a committed revolving note purchase agreement with Farmer Mac.

We believe we can continue to roll over outstanding member short-term debt of $3,600 million as of November 30, 2019, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our short-term liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 5.78 as of November 30, 2019, below our targeted threshold. Based on our projection of loan advances and adjusted equity over the next 12 months, we anticipate that our adjusted debt-to-equity ratio will remain below our target threshold of 6.00-to-1.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended November 30, 2019 and 2018 and the six months ended November 30, 2019 and 2018. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of November 30, 2019 and May 31, 2019. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and six months ended November 30, 2019 and 2018, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
(Dollars in thousands)	2019			2018
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$23,837,295	$260,714	4.40%	$22,688,250	$253,340	4.48%
Long-term variable-rate loans	929,958	8,131	3.52	1,096,965	10,066	3.68
Line of credit loans	1,528,905	12,678	3.34	1,351,917	11,752	3.49
TDR loans(2)	11,179	212	7.63	12,184	211	6.95
Other income, net(3)	—	(287)	—	—	(251)	—
Total loans	26,307,337	281,448	4.30	25,149,316	275,118	4.39
Cash, time deposits and investment securities	795,676	5,589	2.83	833,165	6,135	2.95
Total interest-earning assets	$27,103,013	$287,037	4.26%	$25,982,481	$281,253	4.34%
Other assets, less allowance for loan losses	552,945			1,090,619
Total assets	$27,655,958			$27,073,100

Liabilities:
Short-term borrowings	$4,108,239	$22,112	2.16%	$3,816,429	$22,619	2.38%
Medium-term notes	3,485,891	31,440	3.63	3,910,610	33,816	3.47
Collateral trust bonds	7,232,411	64,523	3.59	7,265,598	68,934	3.81
Guaranteed Underwriter Program notes payable	5,375,091	39,786	2.98	4,835,203	35,014	2.90
Farmer Mac notes payable	2,962,126	22,654	3.08	2,556,991	19,697	3.09
Other notes payable	21,519	230	4.30	29,923	322	4.32
Subordinated deferrable debt	985,996	12,884	5.26	742,456	9,417	5.09
Subordinated certificates	1,355,773	14,242	4.22	1,377,089	14,347	4.18
Total interest-bearing liabilities	$25,527,046	$207,871	3.28%	$24,534,299	$204,166	3.34%
Other liabilities	1,116,838			976,113
Total liabilities	26,643,884			25,510,412
Total equity	1,012,074			1,562,688
Total liabilities and equity	$27,655,958			$27,073,100

Net interest spread(4)			0.98%			1.00%
Impact of non-interest bearing funding(5)			0.19			0.19
Net interest income/net interest yield(6)		$79,166	1.17%		$77,087	1.19%

Adjusted net interest income/adjusted net interest yield:
Interest income		$287,037	4.26%		$281,253	4.34%
Interest expense		207,871	3.28		204,166	3.34
Add: Net accrued periodic derivative cash settlement(7)		14,150	0.54		11,805	0.43
Adjusted interest expense/adjusted average cost(8)		$222,021	3.50%		$215,971	3.53%

Adjusted net interest spread(4)			0.76%			0.81%
Impact of non-interest bearing funding(5)			0.20			0.20
Adjusted net interest income/adjusted net interest yield(9)		$65,016	0.96%		$65,282	1.01%

	Six Months Ended November 30,
(Dollars in thousands)	2019			2018
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$23,596,704	$519,192	4.40%	$22,691,903	$505,141	4.44%
Long-term variable-rate loans	961,704	17,887	3.72	1,084,188	19,447	3.58
Line of credit loans	1,620,994	28,711	3.54	1,387,579	23,385	3.36
TDR loans(2)	11,484	418	7.28	12,369	429	6.92
Other income, net(3)	—	(571)	—	—	(576)	—
Total loans	26,190,886	565,637	4.32	25,176,039	547,826	4.34
Cash, time deposits and investment securities	782,146	11,415	2.92	821,222	11,918	2.89
Total interest-earning assets	$26,973,032	$577,052	4.28%	$25,997,261	$559,744	4.29%
Other assets, less allowance for loan losses	579,465			907,444
Total assets	$27,552,497			$26,904,705

Liabilities:
Short-term borrowings	$3,809,089	$44,934	2.36%	$3,667,402	$42,038	2.29%
Medium-term notes	3,529,164	63,516	3.60	3,833,484	66,226	3.45
Collateral trust bonds	7,309,165	129,904	3.55	7,370,550	146,639	3.97
Guaranteed Underwriter Program notes payable	5,386,771	80,219	2.98	4,841,855	70,348	2.90
Farmer Mac notes payable	2,997,053	47,728	3.18	2,674,397	40,808	3.04
Other notes payable	22,027	484	4.39	29,900	644	4.30
Subordinated deferrable debt	986,005	25,766	5.23	742,439	18,834	5.06
Subordinated certificates	1,355,960	28,591	4.22	1,377,524	28,860	4.18
Total interest-bearing liabilities	$25,395,234	$421,142	3.32%	$24,537,551	$414,397	3.37%
Other liabilities	1,064,284			836,273
Total liabilities	26,459,518			25,373,824
Total equity	1,092,979			1,530,881
Total liabilities and equity	$27,552,497			$26,904,705

Net interest spread(4)			0.96%			0.92%
Impact of non-interest bearing funding(5)			0.20			0.20
Net interest income/net interest yield(6)		$155,910	1.16%		$145,347	1.12%

Adjusted net interest income/adjusted net interest yield:
Interest income		$577,052	4.28%		$559,744	4.29%
Interest expense		421,142	3.32		414,397	3.37
Add: Net accrued periodic derivative cash settlement(7)		25,193	0.47		24,634	0.45
Adjusted interest expense/adjusted average cost(8)		$446,335	3.52%		$439,031	3.57%

Adjusted net interest spread(4)			0.76%			0.72%
Impact of non-interest bearing funding(5)			0.21			0.21
Adjusted net interest income/adjusted net interest yield(9)		$130,717	0.97%		$120,713	0.93%
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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $10,599 million and $11,123 million for the three months ended November 30, 2019 and 2018, respectively. The average outstanding notional amount of interest rate swaps was $10,676 million and $11,039 million for the six months ended November 30, 2019 and 2018, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2019 versus 2018			2019 versus 2018
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$7,374	$12,103	$(4,729)	$14,051	$18,706	$(4,655)
Long-term variable-rate loans	(1,935)	(1,556)	(379)	(1,560)	(2,244)	684
Line of credit loans	926	1,502	(576)	5,326	3,859	1,467
Restructured loans	1	(18)	19	(11)	(32)	21
Other income, net	(36)	—	(36)	5	—	5
Total loans	6,330	12,031	(5,701)	17,811	20,289	(2,478)
Cash, time deposits and investment securities	(546)	(292)	(254)	(503)	(598)	95
Interest income	5,784	11,739	(5,955)	17,308	19,691	(2,383)

Interest expense:
Short-term borrowings	(507)	1,663	(2,170)	2,896	1,505	1,391
Medium-term notes	(2,376)	(3,755)	1,379	(2,710)	(5,424)	2,714
Collateral trust bonds	(4,411)	(502)	(3,909)	(16,735)	(1,619)	(15,116)
Guaranteed Underwriter Program notes payable	4,772	3,803	969	9,871	7,703	2,168
Farmer Mac notes payable	2,957	3,058	(101)	6,920	4,798	2,122
Other notes payable	(92)	(91)	(1)	(160)	(171)	11
Subordinated deferrable debt	3,467	3,055	412	6,932	6,110	822
Subordinated certificates	(105)	(261)	156	(269)	(529)	260
Interest expense	3,705	6,970	(3,265)	6,745	12,373	(5,628)
Net interest income	$2,079	$4,769	$(2,690)	$10,563	$7,318	$3,245

Adjusted net interest income:
Interest income	$5,784	$11,739	$(5,955)	$17,308	$19,691	$(2,383)
Interest expense	3,705	6,970	(3,265)	6,745	12,373	(5,628)
Net accrued periodic derivative cash settlements expense(2)	2,345	(587)	2,932	559	(874)	1,433
Adjusted interest expense(3)	6,050	6,383	(333)	7,304	11,499	(4,195)
Adjusted net interest income	$(266)	$5,356	$(5,622)	$10,004	$8,192	$1,812
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

Reported Net Interest Income
Reported net interest income of $79 million for the current quarter was up $2 million, or 3%, from the comparable prior-year quarter, as the decrease in the net interest yield of 2% (2 basis points) to 1.17% was partially offset by an increase in average interest-earning assets of 4%.

•
Net Interest Yield: The decrease of 2 basis points in the net interest yield for the current quarter was due to a decrease in the average yield on interest-earning assets of 8 basis points to 4.26%, partially offset by a decrease in the average cost of funds of 6 basis points to 3.28%. The decrease in the average yield on interest-earning assets was attributable to an 8 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since November 30, 2018. The decrease in our average cost of funds was largely due to higher interest cost savings during the current quarter from the full repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds during the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding. The replacement of this debt with lower-cost funding more than offset an increase in the average cost of our short-term and variable-rate funding.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% during the current quarter was driven by growth in average total loans of $1,158 million, or 5%, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

Reported net interest income of $156 million for the six months ended November 30, 2019 was up $11 million, or 7%, from the comparable prior-year period, driven by an increase in the net interest yield of 4% (4 basis points) to 1.16%, coupled with an increase in average interest-earning assets of 4%.

•
Net Interest Yield: The increase of 4 basis points in the net interest yield was due to a decrease in the average cost of funds of 5 basis points to 3.32%, partially offset by a decrease in the average yield on interest-earning assets of 1 basis point to 4.28%. The decrease in our average cost of funds was largely due to the interest cost savings from the repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding. These amounts more than offset the increase in the average cost of our short-term, variable-rate borrowings resulting from the rise in short-term interest rates during fiscal year 2019 and an increase in the average cost of subordinated deferrable debt resulting from the issuance of $250 million of 5.50% subordinated deferrable debt in May 2019. The decrease in the average yield on interest-earning assets was attributable to a 4 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since November 30, 2018. The decrease in the average yield on our long-term fixed rate loan portfolio was partially offset by higher average rates on line of credit and variable-rate loans due to the overall rise in short-term interest rates during fiscal year 2019.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% during the six months ended November 30, 2019 was driven by growth in average total loans of $1,015 million, or 4%, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

Adjusted Net Interest Income

Adjusted net interest income of $65 million for the current quarter remained relatively unchanged from the comparable prior-year quarter, as the decrease in the adjusted net interest yield of 5 basis points, or 5%, to 0.96% offset the increase in average interest-earning assets of 4%.

•
Adjusted Net Interest Yield: The decrease in the adjusted net interest yield was primarily due to a decrease in the average yield on interest-earning assets of 8 basis points to 4.26%, partially offset by a reduction in our adjusted average cost of funds of 3 basis points to 3.50%. As noted above, the decrease in the average yield on interest-earning assets was attributable to an 8 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since November 30, 2018. The reduction in our adjusted average cost of funds was also largely attributable to higher interest cost savings from the full repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds during the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding. The replacement of this debt with lower-cost funding more than offset an increase in the average cost of our short-term and variable-rate funding.

•	Average Interest-Earning Assets: The increase in average interest-earning assets of 4% was driven by the growth in average total loans of $1,158 million.

Adjusted net interest income of $131 million for the six months ended November 30, 2019 was up $10 million, or 8%, from the comparable prior-year period, driven by an increase in the adjusted net interest yield of 4 basis points, or 4%, to 0.97% and the increase in average interest-earning assets of 4%.

•
Adjusted Net Interest Yield: The increase in the adjusted net interest yield was due to a reduction in our adjusted average cost of funds of 5 basis points to 3.52%, partially offset by the decrease in the average yield on interest-earning assets of 1 basis point to 4.28%. As noted above, the reduction in our adjusted average cost of funds was largely attributable to the interest cost savings from the repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds and the replacement of this debt with lower-cost funding. Together these amounts more than offset the increase in the average cost of our short-term, variable-rate borrowings resulting from the rise in short-term interest rates during fiscal year 2019 and the increase in the average cost of subordinated deferrable debt resulting from the issuance of $250 million of 5.50% subordinated deferrable debt in May 2019. The decrease in the average yield on interest-earning assets was attributable to a 4 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since November 30, 2018. The decrease in the average yield on our long-term fixed rate loan portfolio was partially offset by higher average rates on line of credit and variable-rate loans due to the overall rise in short-term interest rates during fiscal year 2019.

•	Average Interest-Earning Assets: The increase in average interest-earning assets of 4% was driven by the growth in average total loans of $1,015 million.

We include net accrued periodic derivative cash settlements during the period in the calculation of our adjusted average cost of funds, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Net periodic derivative cash settlement expense totaled $14 million for the current quarter, compared with $12 million for the same prior-year quarter. Net periodic derivative cash settlement expense totaled $25 million for the six months ended November 30, 2019, relatively unchanged from the same prior-year period. See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date. The allowance for loan losses was $17 million and $18 million as of November 30, 2019 and May 31, 2019, respectively.

We recorded a benefit for loan losses of $1 million for both the three and six months ended November 30, 2019. In comparison, we recorded a benefit for loan losses of $2 million for both the three and six months ended November 30, 2018. The credit quality and performance statistics of our loan portfolio remain strong. We had no payment defaults or charge-offs during the quarter, and no delinquent loans or nonperforming loans in our loan portfolio as of November 30, 2019 or May 31, 2019.

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

Table 4 presents the components of non-interest income for the three and six months ended November 30, 2019 and 2018.

Table 4: Non-Interest Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest income:
Fee and other income	$3,842	$3,595	$14,783	$7,506
Derivative gains (losses)	183,450	63,343	(212,275)	70,526
Unrealized gains (losses) on equity securities	(114)	(1,619)	1,506	(2,345)
Total non-interest income	$187,178	$65,319	$(195,986)	$75,687

The significant variance in non-interest income between periods was primarily attributable to changes in the net derivative gains (losses) recognized in our condensed consolidated statements of operations. In addition, fee and other income increased by $7 million due to higher prepayment fees during the six months ended November 30, 2019.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2019 or May 31, 2019.

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

Table 5: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(14,150)	$(11,805)	$(25,193)	$(24,634)
Derivative forward value gains (losses)	197,600	75,148	(187,082)	95,160
Derivative gains (losses)	$183,450	$63,343	$(212,275)	$70,526

The net derivative gains of $183 million for the three months ended November 30, 2019 were attributable to a net increase in the fair value of our pay-fixed swaps resulting from an increase in medium- and long-term interest rates during the current quarter. The net derivative losses of $212 million for the six months ended November 30, 2019, were attributable to a net decrease in the fair value of our pay-fixed swaps resulting from a decline in interest rates across the swap curve, with short-term interest rates experiencing a greater decline than medium- and long-term rates. The swap curve remained inverted, as short-term interest rates continued to exceed medium- and long-term interest rates as of the end of the current quarter, as depicted by the November 30, 2019, August 31, 2019 and May 31, 2019 swap curves presented in the comparative swap curves chart below.

The net derivative gains of $63 million and $71 million in the three and six months ended November 30, 2018, respectively, were attributable to an increase in the fair value of our pay-fixed swaps resulting from an increase in interest rates across the swap yield curve, as depicted by the November 30, 2018 and May 31, 2018 swap curves presented in the comparative swap curves chart below.

Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps representing approximately 70% and 68% of the outstanding notional amount of our derivative portfolio as of November 30, 2019 and May 31, 2019, respectively. The profile of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage exposure to interest rate risk. The average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and four years, respectively, as of November 30, 2019. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of November 30, 2018.

Derivative Cash Settlements

As indicated in Table 5 above, net periodic derivative cash settlement expense totaled $14 million and $25 million for the three and six months ended November 30, 2019, respectively. In comparison, net periodic derivative cash settlement expense totaled $12 million and $25 million for the three and six months ended November 30, 2018, respectively. Table 6 displays, by swap agreement type, the average notional amount outstanding and the weighted-average interest rate paid and received for derivative cash settlements during each respective period.

Table 6: Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates

	Three Months Ended November 30,
	2019			2018
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,299,322	2.84%	2.08%	$7,424,114	2.82%	2.43%
Receive-fixed swaps	3,300,099	2.77	2.59	3,699,000	3.05	2.52
Total	$10,599,421	2.82%	2.24%	$11,123,114	2.90%	2.46%

	Six Months Ended November 30,
	2019			2018
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,326,509	2.84%	2.24%	$7,308,859	2.82%	2.38%
Receive-fixed swaps	3,349,820	2.93	2.57	3,729,738	3.01	2.52
Total	$10,676,329	2.87%	2.34%	$11,038,597	2.88%	2.43%

Comparative Swap Curves

The chart below provides comparative swap curves as of the end of November 30, 2019, August 31, 2019, May 31, 2019, November 30, 2018 and May 31, 2018.

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

Table 7 presents the components of non-interest expense recorded in results of operations for the three and six months ended November 30, 2019 and 2018.

Table 7: Non-Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest expense:
Salaries and employee benefits	$(12,728)	$(12,392)	$(25,670)	$(25,074)
Other general and administrative expenses	(12,041)	(11,478)	(24,428)	(22,001)
Losses on early extinguishment of debt	(614)	—	(614)	(7,100)
Other non-interest (expense) income	(315)	(355)	6,864	(749)
Total non-interest expense	$(25,698)	$(24,225)	$(43,848)	$(54,924)

Non-interest expense of $26 million for the current quarter increased by $1 million, or 6%, from the comparable prior-year quarter, primarily due to increases in general and administrative expenses and other non-interest expense.

Non-interest expense of $44 million for the six months ended November 30, 2019 decreased by $11 million, or 20%, from the same prior-year period. The decrease was largely due to the gain of $8 million recorded in connection with the July 22, 2019 sale of land and lower losses on early extinguishment of debt.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for the three months ended November 30, 2019 and a net loss of $2 million for the six months ended November 30, 2019. In comparison, we recorded net income attributable to noncontrolling interests of less than $1 million for both the three and six months ended November 30, 2018.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $27,567 million as of November 30, 2019 increased by $442 million, or 2%, from May 31, 2019, primarily due to growth in our loan portfolio. Total liabilities of $26,409 million as of November 30, 2019 increased by $588 million, or 2%, from May 31, 2019, primarily due to debt issuances to fund loan growth and an increase in our derivative liabilities, attributable to a decrease in the fair value of our pay-fixed swaps. Total equity decreased by $146 million to $1,158 million as of November 30, 2019, attributable to our reported net loss of $82 million during the six months ended November 30, 2019 and the patronage capital retirement of $63 million in September 2019.

Following is a discussion of changes in the major components of our assets and liabilities during the six months ended November 30, 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term loans that provide borrowers the option to select fixed- and variable-rate loan advances and line of credit loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured.

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of November 30, 2019 and May 31, 2019. As indicated in Table 8, long-term fixed-rate loans accounted for 90% and 89% of loans to members as of November 30, 2019 and May 31, 2019, respectively.

Table 8: Loans Outstanding by Type and Member Class

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Loans by type:
Long-term loans:
Fixed-rate	$23,861,584	90%	$23,094,253	89%	$767,331
Variable-rate	930,949	4	1,066,880	4	(135,931)
Total long-term loans	24,792,533	94	24,161,133	93	631,400
Lines of credit	1,634,346	6	1,744,531	7	(110,185)
Total loans outstanding	26,426,879	100	25,905,664	100	521,215
Deferred loan origination costs	11,302	—	11,240	—	62
Loans to members	$26,438,181	100%	$25,916,904	100%	$521,277

Loans by member class:
CFC:
Distribution	$20,682,596	78%	$20,155,266	78%	$527,330
Power supply	4,601,783	18	4,578,841	18	22,942
Statewide and associate	83,897	—	83,569	—	328
CFC total	25,368,276	96	24,817,676	96	550,600
NCSC	702,279	3	742,888	3	(40,609)
RTFC	356,324	1	345,100	1	11,224
Total loans outstanding	26,426,879	100	25,905,664	100	521,215
Deferred loan origination costs	11,302	—	11,240	—	62
Loans to members	$26,438,181	100%	$25,916,904	100%	$521,277

Loans to members totaled $26,438 million as of November 30, 2019, an increase of $521 million, or 2%, from May 31, 2019. The increase in loans was driven by a net increase in long-term loans of $631 million, which was partially offset by a net decrease in revolving line-of-credit loans of $110 million. CFC distribution loans, CFC power supply loans and RTFC loans increased by $527 million, $23 million and $11 million, respectively, while NCSC loans decreased by $41 million.

Long-term loan advances totaled $1,387 million during the six months ended November 30, 2019, with approximately 69% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $814 million during the same prior-year period, with approximately 83% of those advances for capital expenditures by members and 14% for refinancing of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2019 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the six months ended November 30, 2019 and during fiscal year 2019. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term of between one year and up to the final maturity of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Six Months Ended		Fiscal Year Ended
	November 30, 2019		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$224,423	96%	$568,252	75%
Long-term variable rate selected	6,772	3	123,636	16
Total loans retained by CFC	231,195	99	691,888	91
Loans repaid	2,634	1	69,250	9
Total	$233,829	100%	$761,138	100%
____________________________
(1)Does not include NCSC and RTFC loans.

As shown in Table 9, of the loans that repriced during the six months ended November 30, 2019 and fiscal year 2019, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, which is calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal year period ended May 31, 2019.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of November 30, 2019 and May 31, 2019. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	November 30, 2019	May 31, 2019	Change
Debt product type:
Commercial paper:
Members, at par	$1,371,902	$1,111,795	$260,107
Dealer, net of discounts	1,038,862	944,616	94,246
Total commercial paper	2,410,764	2,056,411	354,353
Select notes to members	1,470,579	1,023,952	446,627
Daily liquidity fund notes to members	508,169	298,817	209,352
Medium-term notes:
Members, at par	673,051	625,626	47,425
Dealer, net of discounts	2,598,972	2,942,045	(343,073)
Total medium-term notes	3,272,023	3,567,671	(295,648)
Collateral trust bonds	7,086,585	7,383,732	(297,147)
Guaranteed Underwriter Program notes payable	5,363,798	5,410,507	(46,709)
Farmer Mac notes payable	3,094,954	3,054,914	40,040
Other notes payable	16,603	22,515	(5,912)
Subordinated deferrable debt	986,026	986,020	6
Members’ subordinated certificates:
Membership subordinated certificates	630,479	630,474	5
Loan and guarantee subordinated certificates	503,403	505,485	(2,082)
Member capital securities	221,170	221,170	—
Total members’ subordinated certificates	1,355,052	1,357,129	(2,077)
Total debt outstanding	$25,564,553	$25,161,668	$402,885

Security type:
Secured debt	61%	63%
Unsecured debt	39	37
Total	100%	100%

Funding source:
Members	21%	18%
Private placement:
Guaranteed Underwriter Program notes payable	21	21
Farmer Mac notes payable	12	12
Total private placement	33	33
Capital markets	46	49
Total	100%	100%

Interest rate type:
Fixed-rate debt	72%	77%
Variable-rate debt	28	23
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	89%	93%
Variable-rate debt(2)	11	7
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	19%	14%
Long-term and subordinated debt(4)	81	86
Total	100%	100%

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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the six months ended November 30, 2019, our debt volume also increased. Total debt outstanding of $25,565 million as of November 30, 2019, increased by $403 million or 2%, from May 31, 2019, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to net increases in member commercial paper, select notes and daily liquidity fund notes of $916 million, a net increase in dealer commercial paper outstanding of $94 million and a net increase in Farmer Mac notes payable of $40 million. These increases were partially offset by a net decrease in medium-term notes of $296 million, a net decrease in collateral trust bonds of $297 million and a net decrease in borrowings under the Guaranteed Underwriter Program of $47 million.

Below is a summary of significant financing activities during the six months ended November 30, 2019.

•	On September 25, 2019, we received a commitment letter for the guarantee by RUS of a $500 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program.

•	On October 15, 2019, we redeemed the $300 million outstanding principal amount of our 2.30% collateral trust bonds due November 15, 2019 at par.

•
On November 14, 2019, we provided notice to Farmer Mac of termination of the $300 million revolving note purchase agreement, effective December 20, 2019. On November 27, 2019, we received an advance of $150 million under this revolving note purchase agreement with Farmer Mac, which was repaid on December 4, 2019, prior to the termination of the agreement.

•	On November 15, 2019, we redeemed the $6 million outstanding principal amount of our 9.07% notes payable due
May 15, 2022, at a premium of approximatively $1 million.

•
On November 26, 2019 we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022, and to terminate certain third-party bank commitments under each agreement, which resulted in a reduction of $250 million in the total commitment amount under our committed bank revolving line of credit agreements.

•
On November 27, 2019, we provided notice to investors of our intent to redeem all $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020, on December 27, 2019. We redeemed these outstanding collateral trust bonds at par on December 27, 2019.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of November 30, 2019 and May 31, 2019.

Table 11: Member Investments

	November 30, 2019		May 31, 2019		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,371,902	57%	$1,111,795	54%	$260,107
Select notes	1,470,579	100	1,023,952	100	446,627
Daily liquidity fund notes	508,169	100	298,817	100	209,352
Medium-term notes	673,051	21	625,626	18	47,425
Members’ subordinated certificates	1,355,052	100	1,357,129	100	(2,077)
Total outstanding member debt	$5,378,753		$4,417,319		$961,434

Percentage of total debt outstanding	21%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $5,379 million and accounted for 21% of total debt outstanding as of November 30, 2019, compared with $4,417 million, or 18%, of total debt outstanding as of May 31, 2019. Over the last three fiscal years, total outstanding member investments as of the end of each quarterly reporting period has averaged $4,551 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,789 million and accounted for 19% of total debt outstanding as of November 30, 2019, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $20,776 million and accounted for 81% of total debt outstanding as of November 30, 2019, compared with $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of November 30, 2019 and May 31, 2019 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			November 30, 2019	May 31, 2019
Collateral trust bonds 1994 indenture	100%	150%	131%	118%
Collateral trust bonds 2007 indenture	100	150	117	117
Guaranteed Underwriter Program notes payable	100	150	114	114
Farmer Mac notes payable	100	150	121	123
Clean Renewable Energy Bonds Series 2009A	100	150	106	112
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $25,565 million as of November 30, 2019, $15,554 million, or 61%, was secured by pledged loans totaling $18,450 million. In comparison, of our total debt outstanding of $25,162 million as of May 31, 2019, $15,858 million, or 63%, was secured by pledged loans totaling $18,877 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2019 and May 31, 2019.

Table 13: Unencumbered Loans

(Dollars in thousands)	November 30, 2019	May 31, 2019
Total loans outstanding(1)	$26,426,879	$25,905,664
Less: Loans required to be pledged for secured debt (2)	(15,825,688)	(16,137,357)
Loans pledged in excess of requirement (2)(3)	(2,623,949)	(2,739,248)
Total pledged loans	(18,449,637)	(18,876,605)
Unencumbered loans	$7,977,242	$7,029,059
Unencumbered loans as a percentage of total loans	30%	27%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2019 and May 31, 2019.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,624 million and $2,739 million as of November 30, 2019 and May 31, 2019, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 14 presents the components of total CFC equity and total equity as of November 30, 2019 and May 31, 2019.

Table 14: Equity

(Dollars in thousands)	November 30, 2019	May 31, 2019	Change
Membership fees and educational fund:
Membership fees	$970	$969	$1
Educational fund	1,473	2,013	(540)
Total membership fees and educational fund	2,443	2,982	(539)
Patronage capital allocated	797,756	860,578	(62,822)
Members’ capital reserve	759,097	759,097	—
Total allocated equity	1,559,296	1,622,657	(63,361)
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(348,965)	(30,831)	(318,134)
Current year derivative forward value losses(1)	(186,375)	(318,134)	131,759
Current period-end cumulative derivative forward value losses(1)	(535,340)	(348,965)	(186,375)
Other unallocated net income	108,735	3,190	105,545
Unallocated net loss	(426,605)	(345,775)	(80,830)
CFC retained equity	1,132,691	1,276,882	(144,191)
Accumulated other comprehensive loss	(82)	(147)	65
Total CFC equity	1,132,609	1,276,735	(144,126)
Noncontrolling interests	25,285	27,147	(1,862)
Total equity	$1,157,894	$1,303,882	$(145,988)
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 13—Business Segments” for the statements of operations for CFC.

Total equity decreased by $146 million to $1,158 million as of November 30, 2019, attributable to our reported net loss of $82 million during the six months ended November 30, 2019 and the patronage capital retirement of $63 million in September 2019.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 15 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of November 30, 2019 and May 31, 2019.

Table 15: Guarantees Outstanding

(Dollars in thousands)	November 30, 2019	May 31, 2019	Change
Guarantee type:
Long-term tax-exempt bonds	$308,750	$312,190	$(3,440)
Letters of credit	339,241	379,001	(39,760)
Other guarantees	146,732	146,244	488
Total	$794,723	$837,435	$(42,712)

Company:
CFC	$782,132	$827,344	$(45,212)
NCSC	12,591	8,517	4,074
RTFC	—	1,574	(1,574)
Total	$794,723	$837,435	$(42,712)

Of the total notional amount of our outstanding guarantee obligations of $795 million and $837 million as of November 30, 2019 and May 31, 2019, respectively, 56% and 55%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $309 million as of November 30, 2019, we also were the liquidity provider on $245 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2019 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $339 million as of November 30, 2019. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of November 30, 2019, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $54 million as of November 30, 2019. All of our master letter of credit facilities as of November 30, 2019 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 16 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations of $795 million as of November 30, 2019.

Table 16: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Guarantees	$794,723	$95,041	$223,621	$27,693	$158,793	$32,545	$257,030

We recorded a guarantee liability of $13 million and $14 million as of November 30, 2019 and May 31, 2019, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 17 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of November 30, 2019 and May 31, 2019.

Table 17: Unadvanced Loan Commitments

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$4,845,520	36%	$4,845,306	37%	$214
Unconditional(2)	3,070,365	23	2,943,616	22	126,749
Total line of credit unadvanced commitments	7,915,885	59	7,788,922	59	126,963
Total long-term loan unadvanced commitments(1)	5,410,294	41	5,448,636	41	(38,342)
Total unadvanced loan commitments	$13,326,179	100%	$13,237,558	100%	$88,621
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 18 presents the amount of unadvanced loan commitments, by loan type, as of November 30, 2019 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 18: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit loans	$7,915,885	$437,701	$4,059,897	$492,117	$1,362,948	$1,168,481	$394,741
Long-term loans	5,410,294	230,642	622,895	1,349,256	1,022,784	1,737,285	447,432
Total	$13,326,179	$668,343	$4,682,792	$1,841,373	$2,385,732	$2,905,766	$842,173

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of November 30, 2019, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,410 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,326 million as of November 30, 2019 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,256 million and $10,294 million as of November 30, 2019 and May 31, 2019, respectively, and accounted for 77% and 78%, respectively, of the combined total of unadvanced line of credit and long-term loan commitments as of both November 30, 2019 and May 31, 2019. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,070 million and $2,944 million as of November 30, 2019 and May 31, 2019, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of November 30, 2019. The remaining 10% represented unconditional committed line of credit loans, for which any new advance would be made at rates determined by us.

Table 19 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of November 30, 2019.

Table 19: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Committed lines of credit	$3,070,365	$18,073	$417,498	$173,335	$1,082,986	$897,894	$480,579

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

Table 20 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of November 30, 2019 and May 31, 2019. Of our total loans outstanding, 93% were secured and 7% were unsecured as of November 30, 2019. In comparison, of our total loans outstanding, 92% were secured and 8% were unsecured as of May 31, 2019.

Table 20: Loan Portfolio Security Profile

	November 30, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$23,496,376	98%	$365,208	2%	$23,861,584
Long-term variable-rate loans	924,814	99	6,135	1	930,949
Total long-term loans	24,421,190	99	371,343	1	24,792,533
Line of credit loans	138,026	8	1,496,320	92	1,634,346
Total loans outstanding(1)	$24,559,216	93	$1,867,663	7	$26,426,879

Company:
CFC	$23,595,827	93%	$1,772,449	7%	$25,368,276
NCSC	625,188	89	77,091	11	702,279
RTFC	338,201	95	18,123	5	356,324
Total loans outstanding(1)	$24,559,216	93	$1,867,663	7	$26,426,879

	May 31, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,674,330	98%	$419,923	2%	$23,094,253
Long-term variable-rate loans	1,058,434	99	8,446	1	1,066,880
Total long-term loans	23,732,764	98	428,369	2	24,161,133
Line of credit loans	121,741	7	1,622,790	93	1,744,531
Total loans outstanding(1)	$23,854,505	92	$2,051,159	8	$25,905,664

Company:
CFC	$22,861,414	92%	$1,956,262	8%	$24,817,676
NCSC	664,618	89	78,270	11	742,888
RTFC	328,473	95	16,627	5	345,100
Total loans outstanding(1)	$23,854,505	92	$2,051,159	8	$25,905,664
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both November 30, 2019 and May 31, 2019.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $593 million as of November 30, 2019, compared with $619 million as of May 31, 2019. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $150 million and $154 million as of November 30, 2019 and May 31, 2019, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of November 30, 2019, unchanged from May 31, 2019. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States, with a total of 898 borrowers located in 49 states as of November 30, 2019. Loans to borrowers in Texas accounted for 15% of total loans outstanding as of both November 30, 2019 and May 31, 2019, representing the largest concentration of outstanding loans to borrowers and the largest number of borrowers in any one state.

Single-Obligor Concentration

Table 21 displays the outstanding loan exposure for the 20 largest borrowers, by company, as of November 30, 2019 and May 31, 2019. The 20 largest borrowers consisted of 11 distribution systems, eight power supply systems and one NCSC associate as of November 30, 2019. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest total exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both November 30, 2019 and May 31, 2019.

Table 21: Loan Exposure to 20 Largest Borrowers

	November 30, 2019		May 31, 2019		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$5,441,259	21%	$5,369,879	21%	$71,380
NCSC	248,476	1	245,559	1	2,917
Total loan exposure to 20 largest borrowers	5,689,735	22	5,615,438	22	74,297
Less: Loans covered under Farmer Mac standby purchase commitment	(350,983)	(1)	(360,012)	(1)	9,029
Net loan exposure to 20 largest borrowers	$5,338,752	21%	$5,255,426	21%	$83,326

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for 99% of our outstanding loans as of November 30, 2019, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong credit performance metrics, including low levels of criticized exposure. As displayed in Table 20 above, 93% and 92% of our total outstanding loans were secured as of November 30, 2019 and May 31, 2019, respectively. We had no delinquent or nonperforming loans as of November 30, 2019 and May 31, 2019. In addition, we had no loan defaults or charge-offs during the six months ended November 30, 2019.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $199 million, or 0.75%, of total loans outstanding as of November 30, 2019. Of this amount, $173 million, was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $202 million, or 0.78%, of total loans outstanding as of May 31, 2019. Of this amount, $176 million was classified as substandard. We did not have any loans classified as doubtful as of November 30, 2019 or May 31, 2019. See “Note 4—Loans” for a description of each of the risk rating classifications.

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

Table 22 presents the carrying value of loans modified as TDRs and the performance status as of November 30, 2019 and May 31, 2019. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 22: Troubled Debt Restructured Loans

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$5,755	0.02%	$6,261	0.03%
RTFC	5,342	0.02	5,592	0.02
Total TDR loans	$11,097	0.04%	$11,853	0.05%

Performance status of TDR loans:
Performing TDR loans	$11,097	0.04%	$11,853	0.05%

As indicated in Table 22 above, we did not have any TDR loans classified as nonperforming as of November 30, 2019 or May 31, 2019.

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

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the six months ended November 30, 2019 and 2018.

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

Outstanding loans to electric utility organizations totaled $26,071 million and accounted for 99% of our total outstanding loan portfolio as of November 30, 2019, while outstanding RTFC telecommunications loans totaled $356 million and accounted for 1% of our total outstanding loan portfolio as of November 30, 2019.

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

Table 23 summarizes changes in the allowance for loan losses for the three and six months ended November 30, 2019 and 2018, and provides a comparison of the allowance by company as of November 30, 2019 and May 31, 2019.

Table 23: Allowance for Loan Losses

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$17,565	$18,692	$17,535	$18,801
Benefit for loan losses	(1,045)	(1,788)	(1,015)	(1,897)
Ending balance	$16,520	$16,904	$16,520	$16,904

			November 30, 2019	May 31, 2019
Allowance for loan losses by company:
CFC			$13,076	$13,120
NCSC			810	2,007
RTFC			2,634	2,408
Total			$16,520	$17,535

Allowance coverage ratios:
Total loans outstanding(1)			$26,426,879	$25,905,664
Percentage of total loans outstanding			0.06%	0.07%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2019 and May 31, 2019.

Our allowance for loan losses was $17 million as of November 30, 2019, compared with $18 million as of May 31, 2019. The allowance coverage ratio was 0.06% and 0.07% as of November 30, 2019 and May 31, 2019, respectively. We had no loans classified as nonperforming as of November 30, 2019 or May 31, 2019. We experienced no charge-offs during the three and six months ended November 30, 2019 and 2018. Loans designated as individually impaired totaled $11 million and $12 million as of November 30, 2019 and May 31, 2019, respectively, and the specific allowance related to those loans totaled $1 million as of both November 30, 2019 and May 31, 2019.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of November 30, 2019. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 23% of the total outstanding notional amount of derivatives as of both November 30, 2019 and May 31, 2019.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of November 30, 2019. Both Moody’s and S&P had our ratings on stable outlook as of November 30, 2019. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$47,955	$(9,457)	$—	$(9,457)
Falls below Baa1/BBB+	6,861,619	(346,099)	—	(346,099)
Falls to or below Baa2/BBB (2)	479,629	(13,704)	—	(13,704)
Falls below Baa3/BBB-	221,078	(12,385)	—	(12,385)
Total	$7,610,281	$(381,645)	$—	$(381,645)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $165 million as of November 30, 2019. These contracts were in an unrealized loss position of $31 million as of November 30, 2019.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $402 million as of November 30, 2019. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of November 30, 2019. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 25 presents the sources of our available liquidity as of November 30, 2019 and May 31, 2019.

Table 25: Available Liquidity

	November 30, 2019			May 31, 2019
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$114	$—	$114	$178	$—	$178
Committed bank revolving line of credit agreements—unsecured(1)	2,725	3	2,722	2,975	3	2,972
Guaranteed Underwriter Program committed facilities—secured(2)	7,298	5,948	1,350	7,298	5,948	1,350
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,200	2,945	2,255	5,200	3,055	2,145
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured(4)	300	150	150	300	—	300
Total	$15,637	$9,046	$6,591	$15,951	$9,006	$6,945
____________________________
(1)The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both November 30, 2019 and May 31, 2019, relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(3)Availability subject to market conditions.
(4) This Farmer Mac revolving note purchase agreement was terminated effective December 20, 2019.

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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of November 30, 2019. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 26, 2019, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022, and to terminate certain bank commitments totaling $125 million under the three-year agreement and $125 million under the five-year agreement. The total commitment amount under the amended three-year and five-year bank revolving line of credit agreements is $1,315 million and $1,410 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,725 million.

Table 26 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of November 30, 2019. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of November 30, 2019.

Table 26: Committed Bank Revolving Line of Credit Agreements

	November 30, 2019
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Advance	Maturity	Annual Facility Fee (1)
3-year agreement	$1,315	$—	$1,315	November 28, 2022	7.5 bps
5-year agreement	1,410	3	1,407	November 28, 2023	10 bps
Total	$2,725	$3	$2,722
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

We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of November 30, 2019. Of this amount, $600 million is available for advance through July 15, 2022 and $750 million is available for advance through July 15, 2023. On September 25, 2019, we received a commitment letter for the guarantee by RUS of a $500 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 25, we had two revolving note purchase agreements with Farmer Mac as of November 30, 2019, which together allowed us to borrow up to $5,500 million from Farmer Mac. Under the first revolving note purchase agreement, dated March 24, 2011, as amended, we can borrow up to $5,200 million as of November 30, 2019, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable totaling $2,945 million and $3,055 million as of November 30, 2019 and May 31, 2019, respectively, under this Farmer Mac revolving note purchase agreement. The available borrowing amount totaled $2,255 million as of November 30, 2019.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we could borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allowed us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Under this revolving note purchase agreement, we had outstanding secured notes payable totaling $150 million and an available borrowing amount of $150 million as of November 30, 2019. We had no notes payable outstanding under this agreement as of May 31, 2019. On November 14, 2019, we provided notice to Farmer Mac of termination of the $300 million revolving note purchase agreement, effective December 20, 2019. We repaid the outstanding secured notes payable of $150 million on December 4, 2019, prior to termination of the agreement.

Under the terms of the first Farmer Mac revolving note purchase agreement of $5,200 million discussed above, the commitment amount increases by $300 million in the event of termination of the second revolving note purchase agreement of $300 million. As a result of the termination of the second revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement increased to $5,500 million, effective December 20, 2019.

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

Table 27 displays the composition, by funding source, of our short-term borrowings as of November 30, 2019 and May 31, 2019. Member borrowings accounted for 75% of total short-term borrowings as of November 30, 2019, compared with 74% of total short-term borrowings as of May 31, 2019.

Table 27: Short-Term Borrowings—Funding Sources

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,600,162	75%	$2,663,110	74%
Private placement—Farmer Mac notes payable	150,000	3	—	—
Capital markets	1,038,862	22	944,616	26
Total	$4,789,024	100%	$3,607,726	100%

Table 28 displays the composition, by product type, of our short-term borrowings as of November 30, 2019 and May 31, 2019.

Table 28: Short-Term Borrowings

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,038,862	4%	$944,616	4%
Commercial paper to members, at par	1,371,902	5	1,111,795	4
Total commercial paper	2,410,764	9	2,056,411	8
Select notes to members	1,470,579	6	1,023,952	4
Daily liquidity fund notes to members	508,169	2	298,817	1
Medium-term notes sold to members	249,512	1	228,546	1
Farmer Mac revolving facility	150,000	1	—	—
Total short-term borrowings	$4,789,024	19%	$3,607,726	14%

Our short-term borrowings totaled $4,789 million and accounted for 19% of total debt outstanding as of November 30, 2019, compared with $3,608 million, or 14% of total debt outstanding as of May 31, 2019. Of the total commercial paper, $1,039 million, or 4% of total debt outstanding, was issued to dealers as of November 30, 2019, compared with $945 million, or 4% of total debt outstanding, that was issued to dealers as of May 31, 2019. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future.

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

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,776 million and accounted for 81% of total debt outstanding as of November 30, 2019, from $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. Table 29 summarizes long-term and subordinated debt issuances and repayments during the six months ended November 30, 2019.

Table 29: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Six Months Ended November 30, 2019
(Dollars in thousands)	Issuances	Repayments(2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$—	$305,000	$(305,000)
Guaranteed Underwriter Program notes payable	—	46,709	(46,709)
Farmer Mac notes payable	—	109,960	(109,960)
Medium-term notes sold to members	160,595	134,136	26,459
Medium-term notes sold to dealers	—	345,022	(345,022)
Other notes payable	—	6,000	(6,000)
Members’ subordinated certificates	1,427	3,504	(2,077)
Total	$162,022	$950,331	$(788,309)
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.
(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 30 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of November 30, 2019.

Table 30: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2020	$717,037	3%
May 31, 2021	1,980,053	10
May 31, 2022	1,976,692	10
May 31, 2023	1,198,691	6
May 31, 2024	1,092,521	5
Thereafter	13,810,478	66
Total	$20,775,472	100%
____________________________
(1)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $252 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio, which totaled $637 million and $653 million as of November 30, 2019 and May 31, 2019, respectively, composed of equity securities and held-to-maturity investment securities. The decrease in our investment portfolio of $16 million during the six months ended November 30, 2019 was primarily attributable to the redemption by Farmer Mac of its Series B non-cumulative preferred stock on June 12, 2019, at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of the redemption date, which equaled the per share redemption price.

Our investment portfolio is unencumbered and structured so that the securities generally have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements. While we have structured our investment portfolio to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs, we have the positive intent and ability to hold to maturity investment securities classified as held to maturity. As such, we have classified them as held to maturity on our condensed consolidated balance sheets. Our held-to-maturity investment securities totaled $574 million and $565 million as of November 30, 2019 and May 31, 2019, respectively. The average contractual maturity and weighted average coupon of our held-to-maturity investment securities was three years and 2.90%, respectively, as of November 30, 2019.

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

Table 31 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ending May 31, 2021. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of November 30, 2019, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 31: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

3Q FY 2020	$890	$326	$171	$1,387	$650	$391	$225	$1,266	$230
4Q FY 2020	190	320	8	518	233	347	—	580	(15)
1Q FY 2021	920	331	—	1,251	592	325	—	917	(297)
2Q FY 2021	570	335	—	905	547	350	—	897	(23)
3Q FY 2021	320	317	—	637	335	310	—	645	—
4Q FY 2021	570	302	—	872	576	300	—	876	(49)
Total	$3,460	$1,931	$179	$5,570	$2,933	$2,023	$225	$5,181	$(154)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending May 31, 2021.
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

As displayed in Table 31, we currently project long-term advances of $1,413 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,312 million by approximately $101 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 32 displays our credit ratings as of November 30, 2019. During the current quarter, Moody's, S&P and Fitch affirmed our ratings and outlook. Our credit ratings as of November 30, 2019 are unchanged from May 31, 2019, and as of the date of the filing of this Report.

Table 32: Credit Ratings

November 30, 2019
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

Financial Ratios

Our debt-to-equity ratio increased to 22.81 as of November 30, 2019, from 19.80 as of May 31, 2019, due to the combined impact of an increase in debt to fund loan growth, an increase in derivative liabilities and a decrease in equity resulting from our reported net loss of $82 million and the patronage capital retirement of $63 million in September 2019.

Our adjusted debt-to-equity ratio increased to 5.78 as of November 30, 2019, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt outstanding to fund loan growth. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2019.

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

Table 33 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of November 30, 2019. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% and 11% of our total loan portfolio as of November 30, 2019 and May 31, 2019, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 33: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/20	Two Years 6/1/20 to 5/31/22	Two Years 6/1/22 to 5/31/24	Five Years 6/1/24 to 5/31/29	10 Years 6/1/29 to 5/31/39	6/1/39 and Thereafter	Total
Asset amortization and repricing	$874	$3,399	$2,910	$6,078	$7,657	$3,375	$24,293
Liabilities and members’ equity:
Long-term debt (1)(2)	$1,122	$3,820	$2,453	$6,182	$4,911	$1,994	$20,482
Subordinated deferrable debt and subordinated certificates(2)(3)	7	40	416	616	158	815	2,052
Members’ equity (4)	—	21	27	110	306	979	1,443
Total liabilities and members’ equity	$1,129	$3,881	$2,896	$6,908	$5,375	$3,788	$23,977
Gap (5)	$(255)	$(482)	$14	$(830)	$2,282	$(413)	$316

Cumulative gap	(255)	(737)	(723)	(1,553)	729	316
Cumulative gap as a % of total assets	(0.93)%	(2.67)%	(2.62)%	(5.63)%	2.64%	1.15%
Cumulative gap as a % of adjusted total assets(6)	(0.93)	(2.68)	(2.63)	(5.64)	2.65	1.15
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

As indicated above in Table 33, we were in a warehousing position of $316 million as of November 30, 2019, down from a prefunded position of $798 million as of May 31, 2019. The gap of $316 million represented 1.15% of both total assets and adjusted total assets (total assets excluding derivative assets) as of November 30, 2019. As discussed above, we manage this gap within a prescribed range because funding long-term fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

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

Statements of Operations Non-GAAP Adjustments

Table 34 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures for the three and six months ended November 30, 2019 and 2018. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 34: Adjusted Financial Measures—Income Statement

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense	$(207,871)	$(204,166)	$(421,142)	$(414,397)
Include: Derivative cash settlements expense	(14,150)	(11,805)	(25,193)	(24,634)
Adjusted interest expense	$(222,021)	$(215,971)	$(446,335)	$(439,031)

Net interest income	$79,166	$77,087	$155,910	$145,347
Include: Derivative cash settlements expense	(14,150)	(11,805)	(25,193)	(24,634)
Adjusted net interest income	$65,016	$65,282	$130,717	$120,713

Net income (loss)	$241,600	$119,726	$(82,479)	$167,704
Exclude: Derivative forward value gains (losses)	197,600	75,148	(187,082)	95,160
Adjusted net income	$44,000	$44,578	$104,603	$72,544

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements expense in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 35 displays the calculation of our TIER and adjusted TIER for the three and six months ended November 30, 2019 and 2018.

Table 35: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
TIER (1)	2.16	1.59	0.80	1.40

Adjusted TIER (2)	1.20	1.21	1.23	1.17
____________________________
(1)TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2)Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 36 provides a reconciliation between our total liabilities and total equity and the amounts used to calculate our adjusted debt-to-equity ratio as of November 30, 2019 and May 31, 2019. As indicated in Table 36, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 36: Adjusted Financial Measures—Balance Sheet

(Dollars in thousands)	November 30, 2019	May 31, 2019
Total liabilities	$26,408,707	$25,820,490
Exclude:
Derivative liabilities	591,027	391,724
Debt used to fund loans guaranteed by RUS	150,422	153,991
Subordinated deferrable debt	986,026	986,020
Subordinated certificates	1,355,052	1,357,129
Adjusted total liabilities	$23,326,180	$22,931,626

Total equity	$1,157,894	$1,303,882
Exclude:
Prior fiscal year-end cumulative derivative forward value losses	(354,704)	(34,974)
Current year derivative forward value losses	(187,082)	(319,730)
Accumulated other comprehensive income attributable to derivatives(1)	2,345	2,571
Include:
Subordinated deferrable debt	986,026	986,020
Subordinated certificates	1,355,052	1,357,129
Adjusted total equity	$4,038,413	$3,999,164
____________________________
(1) Represents AOCI related to derivatives. See “Note 10—Equity” for the components of AOCI.

Table 37 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2019 and May 31, 2019.

Table 37: Debt-to-Equity Ratio

	November 30, 2019	May 31, 2019
Debt-to-equity ratio (1)	22.81	19.80
Adjusted debt-to-equity ratio (2)	5.78	5.73
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.

(2) Calculated based on adjusted total liabilities as of the end of the period divided by adjusted total equity as of the end of the period.

Members’ Equity

Members’ equity represents equity attributable to CFC members. Table 38 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2019 and May 31, 2019.

Table 38: Members’ Equity

(Dollars in thousands)	November 30, 2019	May 31, 2019
Members’ equity:
Total CFC equity	$1,132,609	$1,276,735
Excludes:
Accumulated other comprehensive loss	(82)	(147)
Current period-end cumulative derivative forward value losses	(535,340)	(348,965)
Subtotal	(535,422)	(349,112)
Members’ equity	$1,668,031	$1,625,847

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$287,037	$281,253	$577,052	$559,744
Interest expense	(207,871)	(204,166)	(421,142)	(414,397)
Net interest income	79,166	77,087	155,910	145,347
Benefit for loan losses	1,045	1,788	1,015	1,897
Net interest income after benefit for loan losses	80,211	78,875	156,925	147,244
Non-interest income:
Fee and other income	3,842	3,595	14,783	7,506
Derivative gains (losses)	183,450	63,343	(212,275)	70,526
Unrealized gains (losses) on equity securities	(114)	(1,619)	1,506	(2,345)
Total non-interest income	187,178	65,319	(195,986)	75,687
Non-interest expense:
Salaries and employee benefits	(12,728)	(12,392)	(25,670)	(25,074)
Other general and administrative expenses	(12,041)	(11,478)	(24,428)	(22,001)
Losses on early extinguishment of debt	(614)	—	(614)	(7,100)
Other non-interest (expense) income	(315)	(355)	6,864	(749)
Total non-interest expense	(25,698)	(24,225)	(43,848)	(54,924)
Income (loss) before income taxes	241,691	119,969	(82,909)	168,007
Income tax benefit (expense)	(91)	(243)	430	(303)
Net income (loss)	241,600	119,726	(82,479)	167,704
Less: Net (income) loss attributable to noncontrolling interests	(8)	(466)	1,649	(479)
Net income (loss) attributable to CFC	$241,592	$119,260	$(80,830)	$167,225

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income (loss)	$241,600	$119,726	$(82,479)	$167,704
Other comprehensive income (loss):
Unrealized gains on cash flow hedge	—	1,035	—	1,059
Reclassification of derivative gains to net income	(114)	(120)	(226)	(239)
Defined benefit plan adjustments	146	131	291	262
Other comprehensive income	32	1,046	65	1,082
Total comprehensive income (loss)	241,632	120,772	(82,414)	168,786
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(8)	(466)	1,649	(479)
Total comprehensive income (loss) attributable to CFC	$241,624	$120,306	$(80,765)	$168,307

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2019	May 31, 2019
Assets:
Cash and cash equivalents	$114,033	$177,922
Restricted cash	10,638	8,282
Total cash, cash equivalents and restricted cash	124,671	186,204
Investment securities:
Equity securities	63,809	87,533
Debt securities held-to-maturity, at amortized cost	573,547	565,444
Total investment securities	637,356	652,977
Loans to members	26,438,181	25,916,904
Less: Allowance for loan losses	(16,520)	(17,535)
Loans to members, net	26,421,661	25,899,369
Accrued interest receivable	130,950	133,605
Other receivables	36,265	36,712
Fixed assets, net	121,931	120,627
Derivative assets	53,174	41,179
Other assets	40,593	53,699
Total assets	$27,566,601	$27,124,372

Liabilities:
Accrued interest payable	$148,875	$158,997
Debt outstanding:
Short-term borrowings	4,789,024	3,607,726
Long-term debt	18,434,451	19,210,793
Subordinated deferrable debt	986,026	986,020
Members’ subordinated certificates:
Membership subordinated certificates	630,479	630,474
Loan and guarantee subordinated certificates	503,403	505,485
Member capital securities	221,170	221,170
Total members’ subordinated certificates	1,355,052	1,357,129
Total debt outstanding	25,564,553	25,161,668
Patronage capital retirement payable	1,933	—
Deferred income	53,947	57,989
Derivative liabilities	591,027	391,724
Other liabilities	48,372	50,112
Total liabilities	26,408,707	25,820,490

Equity:
CFC equity:
Retained equity	1,132,691	1,276,882
Accumulated other comprehensive loss	(82)	(147)
Total CFC equity	1,132,609	1,276,735
Noncontrolling interests	25,285	27,147
Total equity	1,157,894	1,303,882
Total liabilities and equity	$27,566,601	$27,124,372

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended November 30, 2019
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2019	$2,676	$797,756	$759,097	$(668,197)	$891,332	$(114)	$891,218	$27,210	$918,428
Net income	—	—	—	241,592	241,592	—	241,592	8	241,600
Other comprehensive income	—	—	—	—	—	32	32	—	32
Patronage capital retirement	—	—	—	—	—	—	—	(1,933)	(1,933)
Other	(233)	—	—	—	(233)	—	(233)	—	(233)
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894

	Six Months Ended November 30, 2019
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net loss	—	—	—	(80,830)	(80,830)	—	(80,830)	(1,649)	(82,479)
Other comprehensive income	—	—	—	—	—	65	65	—	65
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(539)	—	—	—	(539)	—	(539)	1,720	1,181
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894

	Three Months Ended November 30, 2018
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2018	$2,609	$763,986	$687,785	$20,325	$1,474,705	$(214)	$1,474,491	$32,085	$1,506,576
Net income	—	—	—	119,260	119,260	—	119,260	466	119,726
Other comprehensive income	—	—	—	—	—	1,046	1,046	—	1,046
Other	(209)	—	—	—	(209)	—	(209)	(1)	(210)
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138

	Six Months Ended November 30, 2018
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income	—	—	—	167,225	167,225	—	167,225	479	167,704
Other comprehensive income	—	—	—	—	—	1,082	1,082	—	1,082
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	—	(47,507)
Other	(545)	—	—	—	(545)	—	(545)	551	6
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(82,479)	$167,704
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(4,704)	(5,201)
Amortization of debt issuance costs and deferred charges	4,677	5,596
Amortization of discount on long-term debt	5,304	5,416
Amortization of issuance costs for bank revolving lines of credit	3,034	2,813
Depreciation and amortization	4,755	4,346
Benefit for loan losses	(1,015)	(1,897)
Loss on early extinguishment of debt	614	7,100
Gain on sale of land	(7,713)	—
Unrealized (gains) losses on equity securities	(1,506)	2,345
Derivative forward value (gains) losses	187,082	(95,160)
Changes in operating assets and liabilities:
Accrued interest receivable	2,655	(6,547)
Accrued interest payable	(10,122)	(2,645)
Deferred income	1,013	796
Other	(4,041)	(16,466)
Net cash provided by operating activities	97,554	68,200

Cash flows from investing activities:
Advances on loans, net	(521,215)	(115,459)
Investment in fixed assets	(6,217)	(7,403)
Proceeds from sale of land	21,268	—
Net proceeds from time deposits	—	100,000
Proceeds from redemption of equity securities	25,000	—
Purchases of held-to-maturity debt securities	(51,386)	(52,845)
Proceeds from maturities of held-to-maturity debt securities	43,250	15,354
Net cash used in investing activities	(489,300)	(60,353)

Cash flows from financing activities:
Proceeds from short-term borrowings, net	1,129,496	341,562
Proceeds from short-term borrowings with original maturity greater than 90 days	1,266,609	629,350
Repayments of short term-debt with original maturity greater than 90 days	(1,214,807)	(666,216)
Payments for issuance costs for revolving bank lines of credit	(976)	(2,342)
Proceeds from issuance of long-term debt, net of discount and issuance costs	160,595	1,362,714
Payments for retirement of long-term debt	(946,828)	(1,611,437)
Payments made for early extinguishment of debt	(614)	(7,100)
Payments for issuance costs for subordinated deferrable debt	(84)	—
Proceeds from issuance of members’ subordinated certificates	1,427	964
Payments for retirement of members’ subordinated certificates	(3,504)	(4,279)
Payments for retirement of patronage capital	(61,102)	(46,953)
Additions (repayments) for membership fees, net	1	(2)
Net cash provided by (used in) financing activities	330,213	(3,739)
Net increase (decrease) in cash, cash equivalents and restricted cash	(61,533)	4,108
Beginning cash, cash equivalents and restricted cash	186,204	238,824
Ending cash, cash equivalents and restricted cash	$124,671	$242,932

Supplemental disclosure of cash flow information:
Cash paid for interest	$415,069	$405,249
Cash paid for income taxes	18	30

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of November 30, 2019 or May 31, 2019. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $11 million and $8 million as of November 30, 2019 and May 31, 2019, respectively.

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

Interest Income

The following table presents interest income, by interest-earning asset category, for the three and six months ended November 30, 2019 and 2018.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$260,714	$253,340	$519,192	$505,141
Long-term variable-rate loans	8,131	10,066	17,887	19,447
Line of credit loans	12,678	11,752	28,711	23,385
TDR loans(2)	212	211	418	429
Other income, net(3)	(287)	(251)	(571)	(576)
Total loans	281,448	275,118	565,637	547,826
Cash, time deposits and investment securities	5,589	6,135	11,415	11,918
Total interest income	$287,037	$281,253	$577,052	$559,744
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructured (“TDR”) loans.
(3)Consists of late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $54 million and $58 million as of November 30, 2019 and May 31, 2019, respectively, consists primarily of deferred loan conversion fees totaling $48 million and $52 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for the three and six months ended November 30, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense by debt product type:(1)(2)
Short-term borrowings	$22,112	$22,619	$44,934	$42,038
Medium-term notes	31,440	33,816	63,516	66,226
Collateral trust bonds	64,523	68,934	129,904	146,639
Guaranteed Underwriter Program notes payable	39,786	35,014	80,219	70,348
Farmer Mac notes payable	22,654	19,697	47,728	40,808
Other notes payable	230	322	484	644
Subordinated deferrable debt	12,884	9,417	25,766	18,834
Subordinated certificates	14,242	14,347	28,591	28,860
Total interest expense	$207,871	$204,166	$421,142	$414,397
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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The new guidance also requires expanded credit quality disclosures. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. This guidance is effective for us on June 1, 2020. While early adoption is permitted, we have decided not to elect that option. We are continuing to evaluate the impact of the guidance on our consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses. Upon adoption of the guidance on June 1, 2020, we will be required to record a cumulative effect adjustment to retained earnings for the impact as of the date of adoption. The impact will depend on our portfolio composition and credit quality at the date of adoption, as well as forecasts at that time.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s condensed consolidated financial statements, after intercompany eliminations, as of November 30, 2019 and May 31, 2019.

(Dollars in thousands)	November 30, 2019	May 31, 2019
Total loans outstanding	$1,058,603	$1,087,988
Other assets	12,805	10,963
Total assets	$1,071,408	$1,098,951

Long-term debt	$—	$6,000
Other liabilities	36,729	33,385
Total liabilities	$36,729	$39,385

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of November 30, 2019 and May 31, 2019.

(Dollars in thousands)	November 30, 2019	May 31, 2019
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,037,863	1,059,629
Credit enhancements:
CFC third-party guarantees	12,591	10,091
Other credit enhancements	8,958	14,251
Total credit enhancements(2)	21,549	24,342
Total outstanding commitments	1,059,412	1,083,971
CFC available credit commitments	$4,440,588	$4,416,029
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $22 million as of November 30, 2019. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 3—INVESTMENT SECURITIES

We currently hold investments in equity and debt securities. We record purchases and sales of our investment securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification.

Equity Securities

The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of November 30, 2019 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	November 30, 2019	May 31, 2019
Equity securities at fair value:
Farmer Mac—Series A, B and C non-cumulative preferred stock	$57,873	$82,445
Farmer Mac—class A common stock	5,936	5,088
Total equity securities at fair value	$63,809	$87,533

We recognized net unrealized losses on our investments in equity securities of less than $1 million during the three months ended November 30, 2019 and net unrealized gains of $2 million during the six months ended November 30, 2019. We recognized net unrealized losses on our investments in equity securities of $2 million during both the three and six months ended November 30, 2018, respectively. These unrealized amounts are reported as a component of non-interest income on our condensed consolidated statements of operations.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our debt securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of November 30, 2019 and May 31, 2019.

	November 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held-to-maturity:
Certificates of deposit	$8,687	$1	$—	$8,688
Commercial paper	4,972	—	—	4,972
U.S. treasury and agency debt securities	4,566	145	—	4,711
Corporate debt securities	483,791	8,620	(106)	492,305
Commercial MBS:
Agency	7,235	384	—	7,619
Non-agency	3,327	1	(2)	3,326
Total commercial MBS	10,562	385	(2)	10,945
U.S. state and municipality debt securities	9,604	458	—	10,062
Foreign government debt securities	1,260	50	—	1,310
Other ABS(1)	50,105	344	(3)	50,446
Total debt securities held-to-maturity	$573,547	$10,003	$(111)	$583,439

	May 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held-to-maturity:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	12,395	—	—	12,395
U.S. agency debt securities	3,207	108	—	3,315
Corporate debt securities	478,578	4,989	(912)	482,655
Commercial MBS:
Agency	7,255	291	—	7,546
Non-agency	3,453	—	(7)	3,446
Total commercial MBS	10,708	291	(7)	10,992
U.S. state and municipality debt securities	9,608	352	—	9,960
Foreign government debt securities	1,254	42	—	1,296
Other ABS(1)	48,694	290	(48)	48,936
Total debt securities held-to-maturity	$565,444	$6,072	$(967)	$570,549
____________________________
(1) Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of November 30, 2019 and May 31, 2019. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	November 30, 2019
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held-to-maturity:
Corporate debt securities	$29,640	$(36)	$15,621	$(70)	$45,261	$(106)
Commercial MBS, non-agency	1,998	(2)	—	—	1,998	(2)
Other ABS(1)	5,085	(3)	467	—	5,552	(3)
Total debt securities held-to-maturity	$36,723	$(41)	$16,088	$(70)	$52,811	$(111)

	May 31, 2019
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held-to-maturity:
Commercial paper(2)	$2,688	$—	$—	$—	$2,688	$—
Corporate debt securities	45,999	(198)	164,086	(714)	210,085	(912)
Commercial MBS, non-agency	1,996	(4)	1,448	(3)	3,444	(7)
Other ABS(1)	1,982	(4)	13,840	(44)	15,822	(48)
Total debt securities held-to-maturity	$52,665	$(206)	$179,374	$(761)	$232,039	$(967)
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.
(2)Unrealized losses on the commercial paper investments are less than $1,000.

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 65 as of November 30, 2019. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our held-to-maturity investment securities as of November 30, 2019 and May 31, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

	November 30, 2019
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$7,687	$1,000	$—	$—	$8,687
Commercial paper	4,972	—	—	—	4,972
U.S. treasury and agency debt securities	—	3,214	1,352	—	4,566
Corporate debt securities	72,443	400,770	10,578	—	483,791
Commercial MBS:
Agency	—	3,864	3,371	—	7,235
Non-agency	—	—	—	3,327	3,327
Total commercial MBS	—	3,864	3,371	3,327	10,562
U.S. state and municipality debt securities	—	9,604	—	—	9,604
Foreign government debt securities	—	1,260	—	—	1,260
Other ABS(1)	865	48,738	502	—	50,105
Total	$85,967	$468,450	$15,803	$3,327	$573,547

Fair value:
Certificates of deposit	$7,688	$1,000	$—	$—	$8,688
Commercial paper	4,972	—	—	—	4,972
U.S. treasury and agency debt securities	—	3,343	1,368	—	4,711
Corporate debt securities	72,539	408,850	10,916	—	492,305
Commercial MBS:
Agency	—	4,060	3,559	—	7,619
Non-Agency	—	—	—	3,326	3,326
Total commercial MBS	—	4,060	3,559	3,326	10,945
U.S. state and municipality debt securities	—	10,062	—	—	10,062
Foreign government debt securities	—	1,310	—	—	1,310
Other ABS(1)	865	49,079	502	—	50,446
Total	$86,064	$477,704	$16,345	$3,326	$583,439

Weighted average coupon(2)	2.41%	2.99%	2.91%	2.59%	2.90%

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

The average contractual maturity and weighted average coupon of our held-to-maturity investment securities was three years and 2.90%, respectively, as of November 30, 2019. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of November 30, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realized Gains and Losses

We did not sell any of our debt securities during the three and six months ended November 30, 2019, and therefore have not recorded any realized gains or losses. In connection with Farmer Mac’s early redemption of its Series B non-cumulative preferred stock, we recorded a realized loss on equity securities of $0.2 million for the six months ended November 30, 2019.

NOTE 4—LOANS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of
November 30, 2019 and May 31, 2019.

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$23,861,584	$—	$23,094,253	$—
Variable rate	930,949	5,410,294	1,066,880	5,448,636
Total long-term loans	24,792,533	5,410,294	24,161,133	5,448,636
Lines of credit	1,634,346	7,915,885	1,744,531	7,788,922
Total loans outstanding	26,426,879	13,326,179	25,905,664	13,237,558
Deferred loan origination costs	11,302	—	11,240	—
Loans to members	$26,438,181	$13,326,179	$25,916,904	$13,237,558

Member class:
CFC:
Distribution	$20,682,596	$8,764,486	$20,155,266	$8,773,018
Power supply	4,601,783	3,531,558	4,578,841	3,466,680
Statewide and associate	83,897	177,722	83,569	165,687
Total CFC	25,368,276	12,473,766	24,817,676	12,405,385
NCSC	702,279	563,865	742,888	552,840
RTFC	356,324	288,548	345,100	279,333
Total loans outstanding	26,426,879	13,326,179	25,905,664	13,237,558
Deferred loan origination costs	11,302	—	11,240	—
Loans to members	$26,438,181	$13,326,179	$25,916,904	$13,237,558
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of November 30, 2019 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit loans	$7,915,885	$437,701	$4,059,897	$492,117	$1,362,948	$1,168,481	$394,741
Long-term loans	5,410,294	230,642	622,895	1,349,256	1,022,784	1,737,285	447,432
Total	$13,326,179	$668,343	$4,682,792	$1,841,373	$2,385,732	$2,905,766	$842,173

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of November 30, 2019, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,410 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,326 million as of November 30, 2019 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,256 million and $10,294 million as of November 30, 2019 and May 31, 2019, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,070 million and $2,944 million as of November 30, 2019 and May 31, 2019, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of November 30, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Committed lines of credit	$3,070,365	$18,073	$417,498	$173,335	$1,082,986	$897,894	$480,579

Loan Sales

We transfer, from time to time, loans to third parties. We sold CFC loans with outstanding balances totaling $60 million, at par for cash, during the six months ended November 30, 2019. We did not have any loan sales during the six months ended November 30, 2018. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under USDA’s Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of November 30, 2019 and May 31, 2019. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	November 30, 2019	May 31, 2019
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,442,063	$8,775,231
RUS-guaranteed loans qualifying as permitted investments	131,560	134,678
Total pledged collateral	$8,573,623	$8,909,909
Collateral trust bonds outstanding	7,322,711	7,622,711

1994 indenture:
Distribution system mortgage notes	$45,702	$47,331
Collateral trust bonds outstanding	35,000	40,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,729,692	$3,751,798
Notes payable outstanding	3,094,954	3,054,914

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$9,756	$10,349
Cash	1,188	415
Total pledged collateral	$10,944	$10,764
Notes payable outstanding	9,225	9,225

Federal Financing Bank:
Distribution and power supply system mortgage notes	$6,090,864	$6,157,218
Notes payable outstanding	5,363,798	5,410,507

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States, with a total of 898 borrowers located in 49 states as of November 30, 2019. Loans to borrowers in Texas accounted for approximately 15% of total loans outstanding as of both November 30, 2019 and May 31, 2019, representing the largest concentration of outstanding loans to borrowers and the largest number of borrowers in any one state.

Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of November 30, 2019, unchanged from May 31, 2019. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The outstanding loan exposure for our 20 largest borrowers was 22% as of both November 30, 2019 and May 31, 2019. The 20 largest borrowers consisted of 11 distribution systems, eight power supply systems and one NCSC associate as of November 30, 2019. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both November 30, 2019 and May 31, 2019.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $593 million and $619 million as of November 30, 2019 and May 31, 2019, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of November 30, 2019. Also, we had long-term loans totaling $150 million and $154 million as of November 30, 2019 and May 31, 2019, respectively, guaranteed by RUS.

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

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings as of November 30, 2019 and May 31, 2019. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we group the outstanding loans in the borrower risk rating category of the guarantor parent company instead of the risk rating category of the subsidiary borrower for purposes of estimating the allowance for loan losses. The borrower risk ratings for loans outstanding presented in the tables below are based on this risk rating grouping.

	November 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,552,574	$9,563	$120,459	$—	$20,682,596
Power supply	4,554,111	—	47,672	—	4,601,783
Statewide and associate	67,640	16,257	—	—	83,897
CFC total	25,174,325	25,820	168,131	—	25,368,276
NCSC	702,279	—	—	—	702,279
RTFC	350,982	—	5,342	—	356,324
Total loans outstanding	$26,227,586	$25,820	$173,473	$—	$26,426,879

	May 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,022,193	$10,375	$122,698	$—	$20,155,266
Power supply	4,530,708	—	48,133	—	4,578,841
Statewide and associate	68,569	15,000	—	—	83,569
CFC total	24,621,470	25,375	170,831	—	24,817,676
NCSC	742,888	—	—	—	742,888
RTFC	339,508	—	5,592	—	345,100
Total loans outstanding	$25,703,866	$25,375	$176,423	$—	$25,905,664

The substantial majority of the loans in the substandard category are attributable to loans to one electric distribution cooperative borrower and its subsidiary totaling $168 million and $171 million as of November 30, 2019 and May 31, 2019, respectively. The electric distribution cooperative owns and operates a distribution and transmission system. Several years

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ago, it established a subsidiary to deploy retail broadband service in underserved rural communities. Although the borrower has experienced financial difficulties due to recent net losses and liquidity constraints, the borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower, which operates in a territory that is not rate-regulated, recently increased its electric and broadband rates and has begun taking other actions to improve its financial performance and liquidity. All of the loans outstanding to this borrower were secured under our typical collateral requirements for long-term loan advances as of November 30, 2019. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of November 30, 2019.

Payment Status of Loans

The following tables present the payment status of loans outstanding by member class as of November 30, 2019 and May 31, 2019. As indicated in the table, we did not have any past due loans as of either November 30, 2019 or May 31, 2019.

	November 30, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,682,596	$—	$—	$—	$20,682,596	$—
Power supply	4,601,783	—	—	—	4,601,783	—
Statewide and associate	83,897	—	—	—	83,897	—
CFC total	25,368,276	—	—	—	25,368,276	—
NCSC	702,279	—	—	—	702,279	—
RTFC	356,324	—	—	—	356,324	—
Total loans outstanding	$26,426,879	$—	$—	$—	$26,426,879	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,155,266	$—	$—	$—	$20,155,266	$—
Power supply	4,578,841	—	—	—	4,578,841	—
Statewide and associate	83,569	—	—	—	83,569	—
CFC total	24,817,676	—	—	—	24,817,676	—
NCSC	742,888	—	—	—	742,888	—
RTFC	345,100	—	—	—	345,100	—
Total loans outstanding	$25,905,664	$—	$—	$—	$25,905,664	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the six months ended November 30, 2019. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of November 30, 2019 and May 31, 2019.

	November 30, 2019			May 31, 2019
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$5,755	0.02%	$—	$6,261	0.03%	$—
RTFC	5,342	0.02	—	5,592	0.02	—
Total performing TDR loans	11,097	0.04	—	11,853	0.05	—
Total TDR loans	$11,097	0.04%	$—	$11,853	0.05%	$—

We did not have any TDR loans classified as nonperforming as of November 30, 2019 or May 31, 2019. TDR loans classified as performing as of November 30, 2019 and May 31, 2019 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had two line of credit facilities as of both November 30, 2019 and May 31, 2019. One line of credit facility for $6 million as of both November 30, 2019 and May 31, 2019, is restricted for fuel purchases only. Outstanding loans under this facility totaled $2 million and $3 million as of November 30, 2019 and May 31, 2019, respectively, and were classified as performing as of each respective date. The other line of credit facility for $2 million as of both November 30, 2019 and May 31, 2019, provides bridge funding for electric work plan expenditures in anticipation of receiving RUS funding. Outstanding loans under this facility totaled $2 million and $1 million as of November 30, 2019 and May 31, 2019, respectively, and were classified as performing.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either November 30, 2019 or May 31, 2019.

We had no foregone interest income for loans on nonaccrual status during the three and six months ended November 30, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired Loans

The following table provides information on loans classified as individually impaired as of November 30, 2019 and May 31, 2019.

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$5,755	$—	$6,261	$—

With a specific allowance recorded:
RTFC	5,342	956	5,592	1,021
Total impaired loans	$11,097	$956	$11,853	$1,021
The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three and six months ended November 30, 2019 and 2018.

	Three Months Ended November 30,
	2019	2018	2019	2018
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$5,755	$6,261	$144	$137
RTFC	5,424	5,923	68	74
Total impaired loans	$11,179	$12,184	$212	$211

	Six Months Ended November 30,
	2019	2018	2019	2018
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$5,999	$6,383	$281	$279
RTFC	5,485	5,986	137	150
Total impaired loans	$11,484	$12,369	$418	$429

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three and six months ended November 30, 2019 and 2018.

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

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three and six months ended November 30, 2019 and 2018.

	Three Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2019	$12,962	$2,077	$2,526	$17,565
Provision (benefit) for loan losses	114	(1,267)	108	(1,045)
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520

	Three Months Ended November 30, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2018	$12,508	$2,012	$4,172	$18,692
Benefit for loan losses	(334)	(43)	(1,411)	(1,788)
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904

	Six Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for loan losses	(44)	(1,197)	226	(1,015)
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520

	Six Months Ended November 30, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Benefit for loan losses	(126)	(113)	(1,658)	(1,897)
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904

The following tables present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of November 30, 2019 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,076	$810	$1,678	$15,564
Specific allowance	—	—	956	956
Total ending balance of the allowance	$13,076	$810	$2,634	$16,520

Recorded investment in loans:
Collectively evaluated loans	$25,362,521	$702,279	$350,982	$26,415,782
Individually evaluated loans	5,755	—	5,342	11,097
Total recorded investment in loans	$25,368,276	$702,279	$356,324	$26,426,879

Total recorded investment in loans, net(1)	$25,355,200	$701,469	$353,690	$26,410,359

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.12%	0.74%	0.06%

	May 31, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,120	$2,007	$1,387	$16,514
Specific allowance	—	—	1,021	1,021
Total ending balance of the allowance	$13,120	$2,007	$2,408	$17,535

Recorded investment in loans:
Collectively evaluated loans	$24,811,415	$742,888	$339,508	$25,893,811
Individually evaluated loans	6,261	—	5,592	11,853
Total recorded investment in loans	$24,817,676	$742,888	$345,100	$25,905,664

Total recorded investment in loans, net(1)	$24,804,556	$740,881	$342,692	$25,888,129

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.27%	0.70%	0.07%
____________________________
(1)Excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2019 and May 31, 2019.

As noted above in “Note 4—Loans,” we did not have any loans classified as nonperforming as of either November 30, 2019 or May 31, 2019.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both November 30, 2019 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,789 million and accounted for 19% of total debt outstanding as of November 30, 2019, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. The following table provides comparative information on our short-term borrowings as of November 30, 2019 and May 31, 2019.

(Dollars in thousands)	November 30, 2019	May 31, 2019
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,038,862	$944,616
Commercial paper sold directly to members, at par	1,371,902	1,111,795
Total commercial paper	2,410,764	2,056,411
Select notes to members	1,470,579	1,023,952
Daily liquidity fund notes to members	508,169	298,817
Medium-term notes to members	249,512	228,546
Farmer Mac revolving facility(1)	150,000	—
Total short-term borrowings	$4,789,024	$3,607,726
____________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated July 31, 2015. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements

We had $2,725 million and $2,975 million of commitments under committed bank revolving line of credit agreements as of November 30, 2019 and May 31, 2019, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 26, 2019, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022, and to terminate certain bank commitments totaling $125 million under the three-year agreement and $125 million under the five-year agreement. As a result, the total commitment amount from third-parties under the three-year facility and the five-year facility is $1,315 million and $1,410 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,725 million.

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of November 30, 2019 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2019			May 31, 2019
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$—	$—	$—	$1,440	$—	$1,440	November 28, 2021	7.5 bps
3-year agreement	1,315	—	1,315	—	—	—	November 28, 2022	7.5 bps
Total 3-year agreement	1,315	—	1,315	1,440	—	1,440
5-year agreement	1,410	3	1,407	1,535	3	1,532	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,975	$3	$2,972
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of November 30, 2019 or May 31, 2019, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of November 30, 2019 and May 31, 2019.

(Dollars in thousands)	November 30, 2019	May 31, 2019
Secured long-term debt:
Collateral trust bonds	$7,357,711	$7,662,711
Unamortized discount	(239,551)	(244,643)
Debt issuance costs	(31,575)	(34,336)
Total collateral trust bonds	7,086,585	7,383,732
Guaranteed Underwriter Program notes payable	5,363,798	5,410,507
Farmer Mac notes payable	2,944,954	3,054,914
Other secured notes payable	9,225	9,225
Debt issuance costs	(146)	(178)
Total other secured notes payable	9,079	9,047
Total secured notes payable	8,317,831	8,474,468
Total secured long-term debt	15,404,416	15,858,200
Unsecured long-term debt:
Medium-term notes sold through dealers	2,617,353	2,962,375
Medium-term notes sold to members	423,539	397,080
Subtotal medium-term notes	3,040,892	3,359,455
Unamortized discount	(764)	(931)
Debt issuance costs	(17,617)	(19,399)
Total unsecured medium-term notes	3,022,511	3,339,125
Unsecured notes payable	7,701	13,701
Unamortized discount	(142)	(187)
Debt issuance costs	(35)	(46)
Total unsecured notes payable	7,524	13,468
Total unsecured long-term debt	3,030,035	3,352,593
Total long-term debt	$18,434,451	$19,210,793

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.

On October 15, 2019, we redeemed the $300 million outstanding principal amount of our 2.30% collateral trust bonds due November 15, 2019 at par.

On November 27, 2019, we provided notice to investors of our intent to redeem all $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020 on December 27, 2019. We redeemed these outstanding collateral trust bonds at par on December 27, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Secured Notes Payable

We had outstanding secured notes payable totaling $5,364 million and $5,411 million as of November 30, 2019 and May 31, 2019, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of November 30, 2019. On September 25, 2019, we received a commitment letter for the guarantee by RUS of a $500 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program.

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

We had two revolving note purchase agreements with Farmer Mac as of November 30, 2019, which together allowed us to borrow up to $5,500 million from Farmer Mac. Under the first revolving note purchase agreement, dated March 24, 2011, as amended, we can borrow up to $5,200 million as of November 30, 2019, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable totaling $2,945 million and $3,055 million as of November 30, 2019 and May 31, 2019, respectively, under this Farmer Mac revolving note purchase agreement. The available borrowing amount totaled $2,255 million as of November 30, 2019.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we could borrow up to $300 million at any time through December 20, 2023 at a fixed spread over London Interbank Offered Rate (“LIBOR”). This agreement also allowed us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Under this revolving note purchase agreement, we had outstanding secured notes payable totaling $150 million and an available borrowing amount of $150 million as of November 30, 2019. We had no notes payable outstanding under this agreement as of May 31, 2019. On November 14, 2019, we provided notice to Farmer Mac of termination of the $300 million revolving note purchase agreement, effective December 20, 2019. We repaid the outstanding secured notes payable of $150 million on December 4, 2019, prior to termination of the agreement.

Under the terms of the first Farmer Mac revolving note purchase agreement of $5,200 million discussed above, the commitment amount increases by $300 million in the event of termination of the second revolving note purchase agreement of $300 million. As a result of the termination of the second revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement increased to $5,500 million, effective December 20, 2019.

Pursuant to both Farmer Mac revolving note purchase agreements, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Note 4—Loans” for additional information on pledged collateral.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unsecured Notes Payable

On November 15, 2019, we redeemed the $6 million outstanding principal amount of our 9.07% notes payable due May 15, 2022, at a premium of less than $1 million.

We were in compliance with all covenants and conditions under our senior debt indentures as of November 30, 2019 and May 31, 2019.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of November 30, 2019 and May 31, 2019. See “Note 8—Subordinated Deferrable Debt” of our 2019 Form 10-K for additional information on the terms of our subordinated deferrable debt outstanding.

(Dollars in thousands)	November 30, 2019	May 31, 2019
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
5.50% due 2064 with a call date of May 15, 2024	250,000	250,000
Debt issuance costs	(13,974)	(13,980)
Total subordinated deferrable debt	$986,026	$986,020

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

We generally do not designate interest rate swaps, which represented all of our outstanding derivatives as of November 30, 2019, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). Net periodic cash settlements expense related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

Outstanding Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of November 30, 2019 and May 31, 2019. The substantial majority of our interest rate swaps use an index based on LIBOR for either the pay or receive leg of the swap agreement.

	November 30, 2019			May 31, 2019
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,271,741	2.84%	2.00%	$7,379,280	2.83%	2.60%
Receive-fixed swaps	3,099,000	2.66	2.66	3,399,000	3.25	2.56
Total interest rate swaps	10,370,741	2.78	2.20	10,778,280	2.97	2.58
Forward pay-fixed swaps	65,000			65,000
Total	$10,435,741			$10,843,280

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type, as of November 30, 2019 and May 31, 2019.

	November 30, 2019		May 31, 2019
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$53,174	$2,335,476	$41,179	$2,332,104

Derivative liabilities:
Interest rate swaps	$591,027	$8,100,265	$391,724	$8,511,176

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of November 30, 2019 and May 31, 2019, and provides information on the impact of netting provisions and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$53,174	$—	$53,174	$53,174	$—	$—
Derivative liabilities:
Interest rate swaps	591,027	—	591,027	53,174	—	537,853

	May 31, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$41,179	$—	$41,179	$41,176	$—	$3
Derivative liabilities:
Interest rate swaps	391,724	—	391,724	41,176	—	350,548

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and six months ended November 30, 2019 and 2018.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2019	2018	2019	2018
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(14,150)	$(11,805)	$(25,193)	$(24,634)
Derivative forward value gains (losses)	197,600	75,148	(187,082)	95,160
Derivative gains (losses)	$183,450	$63,343	$(212,275)	$70,526

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of November 30, 2019. Both Moody’s and S&P had our ratings on stable outlook as of November 30, 2019. The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$47,955	$(9,457)	$—	$(9,457)
Falls below Baa1/BBB+	6,861,619	(346,099)	—	(346,099)
Falls to or below Baa2/BBB (2)	479,629	(13,704)	—	(13,704)
Falls below Baa3/BBB-	221,078	(12,385)	—	(12,385)
Total	$7,610,281	$(381,645)	$—	$(381,645)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $165 million as of November 30, 2019. These contracts were in an unrealized loss position of $31 million as of November 30, 2019.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 23% of the total outstanding notional amount of derivatives as of both November 30, 2019 and May 31, 2019. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $402 million as of November 30, 2019.

NOTE 10—EQUITY

Total equity decreased by $146 million to $1,158 million as of November 30, 2019. The decrease was primarily attributable to our reported net loss of $82 million for the six months ended November 30, 2019 and the patronage capital retirement of $63 million in September 2019.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the three and six months ended November 30, 2019 and 2018.

	Three Months Ended November 30, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,459	$—	$(2,573)	$(114)
(Gains) losses reclassified into earnings	—	(114)	—	146	32
Ending balance	$—	$2,345	$—	$(2,427)	$(82)

	Three Months Ended November 30, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,920	$(1,035)	$(2,099)	$(214)
Unrealized gains	—	—	1,035	—	1,035
(Gains) losses reclassified into earnings	—	(120)	—	131	11
Other comprehensive income (loss)	—	(120)	1,035	131	1,046
Ending balance	$—	$2,800	$—	$(1,968)	$832

	Six Months Ended November 30, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives(1)	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan(2)	Total
Beginning balance	$—	$2,571	$—	$(2,718)	$(147)
(Gains) losses reclassified into earnings	—	(226)	—	291	65
Ending balance	$—	$2,345	$—	$(2,427)	$(82)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives(1)	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan(2)	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect of changes from adoption of new accounting standard	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	1,059	—	1,059
(Gains) losses reclassified into earnings	—	(239)	—	262	23
Other comprehensive income (loss)	—	(239)	1,059	262	1,082
Ending balance	$—	$2,800	$—	$(1,968)	$832
____________________________
(1)Amounts are reclassified into income in the derivative forward value gains (losses) component of the derivative gains (losses) line item of our condensed consolidated statements of operations.
(2)Amounts are reclassified into income in the other general and administrative expenses line item of our condensed consolidated statements of operations.

We expect to reclassify less than $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NOTE 11—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of November 30, 2019 and May 31, 2019.

(Dollars in thousands)	November 30, 2019	May 31, 2019
Total by type:
Long-term tax-exempt bonds(1)	$308,750	$312,190
Letters of credit(2)	339,241	379,001
Other guarantees	146,732	146,244
Total	$794,723	$837,435

Total by member class:
CFC:
Distribution	$243,668	$235,919
Power supply	533,168	586,717
Statewide and associate	5,296	4,708
CFC total	782,132	827,344
NCSC	12,591	8,517
RTFC	—	1,574
Total	$794,723	$837,435
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Long-term tax-exempt bonds of $309 million and $312 million as of November 30, 2019 and May 31, 2019, respectively, included $245 million and $247 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $64 million as of November 30, 2019 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $64 million and related interest through maturity, totaled $89 million as of November 30, 2019. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $339 million and $379 million as of November 30, 2019 and May 31, 2019, respectively, $109 million and $126 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of November 30, 2019. The maturities for the outstanding letters of credit as of November 30, 2019 extend through calendar year 2039.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2019, we may be required to issue up to an additional $54 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2019. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $147 million as of both November 30, 2019 and May 31, 2019 of which $25 million was secured as of both November 30, 2019 and May 31, 2019. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $352 million and $374 million and represented 44% and 45% of total guarantees as of November 30, 2019 and May 31, 2019, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $245 million of variable-rate tax-exempt bonds as of November 30, 2019, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2019 or the prior fiscal year.

Guarantee Liability

As of November 30, 2019 and May 31, 2019, we recorded a guarantee liability of $13 million and $14 million, respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both November 30, 2019 and May 31, 2019, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $12 million and $13 million as of November 30, 2019 and May 31, 2019, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of November 30, 2019 and May 31, 2019. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

	November 30, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,033	$114,033	$114,033	$—	$—
Restricted cash	10,638	10,638	10,638	—	—
Equity securities	63,809	63,809	63,809	—	—
Debt securities held-to-maturity	573,547	583,439	—	583,439	—
Deferred compensation investments	5,682	5,682	5,682	—	—
Loans to members, net	26,421,661	28,008,555	—	—	28,008,555
Accrued interest receivable	130,950	130,950	—	130,950	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	53,174	53,174	—	53,174	—

Liabilities:
Short-term borrowings	$4,789,024	$4,789,768	$—	$4,639,768	$150,000
Long-term debt	18,434,451	19,783,264	—	11,153,207	8,630,057
Accrued interest payable	148,875	148,875	—	148,875	—
Guarantee liability	13,489	13,763	—	—	13,763
Derivative liabilities	591,027	591,027	—	591,027	—
Subordinated deferrable debt	986,026	1,052,215	—	1,052,215	—
Members’ subordinated certificates	1,355,052	1,355,052	—	—	1,355,052

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,922	$177,922	$177,922	$—	$—
Restricted cash	8,282	8,282	8,282	—	—
Equity securities	87,533	87,533	87,533	—	—
Debt securities held-to-maturity	565,444	570,549	—	570,549	—
Deferred compensation investments	4,984	4,984	4,984	—	—
Loans to members, net	25,899,369	25,743,503	—	—	25,743,503
Accrued interest receivable	133,605	133,605	—	133,605	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	41,179	41,179	—	41,179	—

Liabilities:
Short-term borrowings	$3,607,726	$3,608,259	$—	$3,608,259	$—
Long-term debt	19,210,793	20,147,183	—	11,482,715	8,664,468
Accrued interest payable	158,997	158,997	—	158,997	—
Guarantee liability	13,666	13,307	—	—	13,307
Derivative liabilities	391,724	391,724	—	391,724	—
Subordinated deferrable debt	986,020	1,004,707	—	1,004,707	—
Members’ subordinated certificates	1,357,129	1,357,129	—	—	1,357,129

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the six months ended November 30, 2019 and 2018.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of November 30, 2019 and May 31, 2019, and the classification of the valuation technique within the fair value hierarchy.

	November 30, 2019			May 31, 2019
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$63,809	$—	$63,809	$87,533	$—	$87,533
Deferred compensation investments	5,682	—	5,682	4,984	—	4,984
Derivative assets	—	53,174	53,174	—	41,179	41,179
Derivative liabilities	—	591,027	591,027	—	391,724	391,724

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring Fair Value

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis on our condensed consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate for impairment. Assets measured at fair value on a nonrecurring basis and still held during the six months ended November 30, 2019 and 2018 consisted of certain impaired loans. Fair value measurement adjustments for individually impaired loans are recorded in the provision for loan losses on our condensed consolidated statements of operations. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy. We did not have any nonrecurring fair value measurement adjustments recorded in earnings attributable to these assets during the three and six months ended November 30, 2019 and 2018.

Significant Unobservable Level 3 Inputs

Impaired Loans

The fair value of impaired loans is typically measured based on the present value of expected future cash flows. Our estimate of expected future cash flows incorporates, among other items, assumptions regarding default rates, loss severities, the amounts and timing of prepayments, as well as the characteristics of the loan. If we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, the fair value of the collateral less estimated costs to sell is used as the basis for measuring fair value. We employ various approaches and techniques to determine the fair value of collateral-dependent loans, including developing market multiples and obtaining valuations from third-party specialists. The significant unobservable inputs used in measuring the fair value of collateral-dependent loans include estimated cash flows before interest, taxes, depreciation and amortization and market multiples for comparable companies. Our Credit Risk Management group reviews the unobservable inputs to assess the reasonableness of the assumptions used and the accuracy of the work performed. We did not have any impaired collateral-dependent loans as of November 30, 2019 or May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three and six months ended November 30, 2019 and 2018, and assets attributable to each segment as of November 30, 2019 and November 30, 2018.

	Three Months Ended November 30, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$285,036	$11,719	$(9,718)	$287,037
Interest expense	(207,759)	(9,830)	9,718	(207,871)
Net interest income	77,277	1,889	—	79,166
Benefit for loan losses	1,045	—	—	1,045
Net interest income after benefit for loan losses	78,322	1,889	—	80,211
Non-interest income:
Fee and other income	5,181	587	(1,926)	3,842
Derivative gains (losses):
Derivative cash settlements expense	(13,874)	(276)	—	(14,150)
Derivative forward value gains	196,387	1,213	—	197,600
Derivative gains	182,513	937	—	183,450
Unrealized losses on equity securities	(114)	—	—	(114)
Total non-interest income	187,580	1,524	(1,926)	187,178
Non-interest expense:
General and administrative expenses	(23,994)	(2,420)	1,645	(24,769)
Losses on early extinguishment of debt	—	(614)	—	(614)
Other non-interest expense	(316)	(280)	281	(315)
Total non-interest expense	(24,310)	(3,314)	1,926	(25,698)
Income before income taxes	241,592	99	—	241,691
Income tax expense	—	(91)	—	(91)
Net income	$241,592	$8	$—	$241,600

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$279,033	$12,945	$(10,725)	$281,253
Interest expense	(203,985)	(10,906)	10,725	(204,166)
Net interest income	75,048	2,039	—	77,087
Benefit for loan losses	1,788	—	—	1,788
Net interest income after benefit for loan losses	76,836	2,039	—	78,875
Non-interest income:
Fee and other income	4,897	490	(1,792)	3,595
Derivative gains (losses):
Derivative cash settlements	(11,546)	(259)	—	(11,805)
Derivative forward value gains	74,591	557	—	75,148
Derivative gains	63,045	298	—	63,343
Unrealized losses on equity securities	(1,619)	—	—	(1,619)
Total non-interest income	66,323	788	(1,792)	65,319
Non-interest expense:
General and administrative expenses	(23,544)	(1,919)	1,593	(23,870)
Other non-interest expense	(355)	(199)	199	(355)
Total non-interest expense	(23,899)	(2,118)	1,792	(24,225)
Income before income taxes	119,260	709	—	119,969
Income tax expense	—	(243)	—	(243)
Net income	$119,260	$466	$—	$119,726

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$573,000	$24,066	$(20,014)	$577,052
Interest expense	(420,894)	(20,262)	20,014	(421,142)
Net interest income	152,106	3,804	—	155,910
Benefit for loan losses	1,015	—	—	1,015
Net interest income after benefit for loan losses	153,121	3,804	—	156,925
Non-interest income:
Fee and other income	17,463	8,408	(11,088)	14,783
Derivative losses:
Derivative cash settlements expense	(24,675)	(518)	—	(25,193)
Derivative forward value losses	(186,375)	(707)	—	(187,082)
Derivative losses	(211,050)	(1,225)	—	(212,275)
Unrealized gains on equity securities	1,506	—	—	1,506
Total non-interest income	(192,081)	7,183	(11,088)	(195,986)
Non-interest expense:
General and administrative expenses	(48,733)	(4,655)	3,290	(50,098)
Losses on early extinguishment of debt	—	(614)	—	(614)
Other non-interest (expense) income	6,863	(7,797)	7,798	6,864
Total non-interest expense	(41,870)	(13,066)	11,088	(43,848)
Loss before income taxes	(80,830)	(2,079)	—	(82,909)
Income tax benefit	—	430	—	430
Net loss	$(80,830)	$(1,649)	$—	$(82,479)

	November 30, 2019
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$26,406,139	$1,058,603	$(1,037,863)	$26,426,879
Deferred loan origination costs	11,302	—	—	11,302
Loans to members	26,417,441	1,058,603	(1,037,863)	26,438,181
Less: Allowance for loan losses	(16,520)	—	—	(16,520)
Loans to members, net	26,400,921	1,058,603	(1,037,863)	26,421,661
Other assets	1,132,171	106,301	(93,532)	1,144,940
Total assets	$27,533,092	$1,164,904	$(1,131,395)	$27,566,601

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$555,276	$25,929	$(21,461)	$559,744
Interest expense	(414,035)	(21,823)	21,461	(414,397)
Net interest income	141,241	4,106	—	145,347
Benefit for loan losses	1,897	—	—	1,897
Net interest income after benefit for loan losses	143,138	4,106	—	147,244
Non-interest income:
Fee and other income	10,096	1,054	(3,644)	7,506
Derivative gains (losses):
Derivative cash settlements expense	(24,108)	(526)	—	(24,634)
Derivative forward value gains	94,262	898	—	95,160
Derivative gains	70,154	372	—	70,526
Unrealized losses on equity securities	(2,345)	—	—	(2,345)
Total non-interest income	77,905	1,426	(3,644)	75,687
Non-interest expense:
General and administrative expenses	(45,969)	(4,293)	3,187	(47,075)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(749)	(457)	457	(749)
Total non-interest expense	(53,818)	(4,750)	3,644	(54,924)
Income before income taxes	167,225	782	—	168,007
Income tax expense	—	(303)	—	(303)
Net income	$167,225	$479	$—	$167,704

	November 30, 2018
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,250,000	$1,122,718	$(1,089,765)	$25,282,953
Deferred loan origination costs	11,222	—	—	11,222
Loans to members	25,261,222	1,122,718	(1,089,765)	25,294,175
Less: Allowance for loan losses	(16,904)	—	—	(16,904)
Loans to members, net	25,244,318	1,122,718	(1,089,765)	25,277,271
Other assets	1,542,099	112,923	(102,535)	1,552,487
Total assets	$26,786,417	$1,235,641	$(1,192,300)	$26,829,758

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 4 dated as of November 26, 2019 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2022.
10.2*	—	Amendment No. 4 dated as of November 26, 2019 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2023.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: January 13, 2020

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller and Principal Accounting Officer