Form 10-Q
period 2020-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2020-04-10
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
OR

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

INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Liquidity Sources	9
3	Debt Maturities Over Next 12 Months—March 31, 2020	10
4	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	13
5	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	16
6	Non-Interest Income	19
7	Derivative Gains (Losses)	20
8	Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates	20
9	Non-Interest Expense	22
10	Loans Outstanding by Type and Member Class	23
11	Historical Retention Rate and Repricing Selection	24
12	Total Debt Outstanding	25
13	Member Investments	27
14	Collateral Pledged	28
15	Unencumbered Loans	28
16	Equity	29
17	Guarantees Outstanding	30
18	Maturities of Guarantee Obligations	31
19	Unadvanced Loan Commitments	31
20	Notional Maturities of Unadvanced Loan Commitments	32
21	Maturities of Notional Amount of Unconditional Committed Lines of Credit	33
22	Loan Portfolio Security Profile	34
23	Loan Exposure to 20 Largest Borrowers	36
24	Troubled Debt Restructured Loans	37
25	Allowance for Loan Losses	38
26	Rating Triggers for Derivatives	39
27	Available Liquidity	40
28	Committed Bank Revolving Line of Credit Agreements	42
29	Short-Term Borrowings—Funding Sources	43
30	Short-Term Borrowings	44
31	Issuances and Repayments of Long-Term and Subordinated Debt	45
32	Principal Maturity of Long-Term and Subordinated Debt	45
33	Projected Sources and Uses of Liquidity from Debt and Investment Activity	47
34	Credit Ratings	47
35	Interest Rate Gap Analysis	49
36	Adjusted Financial Measures—Income Statement	51
37	TIER and Adjusted TIER	51
38	Adjusted Financial Measures—Balance Sheet	52
39	Debt-to-Equity Ratio	52
40	Members’ Equity	52

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, technological changes within the rural electric utility industry, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members, the impact of natural disasters or public health emergencies, such as the current outbreak of a novel strain of coronavirus (“COVID-19”) that the World Health Organization (“WHO”) declared a global pandemic in March 2020, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“2019 Form 10-K”) and under “Item 1A. Risk Factors” of this Report. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Our principal operations are organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $26,823 million as of February 29, 2020, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $258 million for the nine months ended February 29, 2020, compared with $235 million for the same prior-year period. The substantial majority of our total revenue is attributable to CFC. We provide information on the financial performance of each of our business segments in “Note 13—Business Segments.”

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and nine months ended February 29, 2020 and February 28, 2019, and as of February 29, 2020 and May 31, 2019. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Statement of operations:
Interest income	$287,195	$285,566	1%	$864,247	$845,310	2%
Interest expense	(203,040)	(207,335)	(2)	(624,182)	(621,732)	—
Net interest income	84,155	78,231	8	240,065	223,578	7
Fee and other income	3,647	3,714	(2)	18,430	11,220	64
Total revenue	87,802	81,945	7	258,495	234,798	10
Benefit (provision) for loan losses	(2,382)	(182)	1,209	(1,367)	1,715	**
Derivative losses(2)	(337,936)	(132,174)	156	(550,211)	(61,648)	793
Unrealized gains (losses) on equity securities(1)	749	2,144	(65)	2,255	(201)	**
Operating expenses(3)	(25,269)	(22,998)	10	(75,367)	(70,073)	8
Other non-interest (expense) income(1)	(359)	(355)	1	5,891	(8,204)	**
Income (loss) before income taxes	(277,395)	(71,620)	287	(360,304)	96,387	**
Income tax benefit (expense)	426	149	186	856	(154)	**
Net income (loss)	$(276,969)	$(71,471)	288	$(359,448)	$96,233	**

Adjusted operational financial measures
Adjusted interest expense(4)	$(217,394)	$(217,134)	—	$(663,729)	$(656,165)	1
Adjusted net interest income(4)	69,801	68,432	2	200,518	189,145	6
Adjusted net income(4)	46,613	50,904	(8)	151,216	123,448	22

Selected ratios
Fixed-charge coverage ratio/TIER(5)	(0.36)	0.66	(102) bps	0.42	1.15	(73) bps
Adjusted TIER(4)	1.21	1.23	(2)	1.23	1.19	4
Net interest yield(6)	1.23%	1.19%	4	1.18%	1.14%	4
Adjusted net interest yield(4)(7)	1.02	1.04	(2)	0.99	0.96	3
Net charge-off rate(8)	0.00	0.00	—	0.00	0.00	—

	February 29, 2020	May 31, 2019	Change
Balance sheet
Cash, cash equivalents and restricted cash	$63,428	$186,204	(66)%
Investment securities	636,533	652,977	(3)
Loans to members(9)	26,822,530	25,916,904	3
Allowance for loan losses	(18,902)	(17,535)	8
Loans to members, net	26,803,628	25,899,369	3
Total assets	27,946,182	27,124,372	3
Short-term borrowings	4,275,388	3,607,726	19
Long-term debt	19,190,693	19,210,793	—
Subordinated deferrable debt	986,072	986,020	—
Members’ subordinated certificates	1,340,373	1,357,129	(1)
Total debt outstanding	25,792,526	25,161,668	3
Total liabilities	27,065,441	25,820,490	5
Total equity	880,741	1,303,882	(32)
Guarantees(10)	798,988	837,435	(5)

Selected ratios period end
Allowance coverage ratio(11)	0.07%	0.07%	—
Debt-to-equity ratio(12)	30.73	19.80	1,093
Adjusted debt-to-equity ratio(4)	5.80	5.73	7
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
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both February 29, 2020 and May 31, 2019.
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

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize profit; therefore, the rates we charge our member-borrowers reflect our funding costs plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio at approximately 6.00-to-1 or below.

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

Financial Performance

Reported Results

We reported a net loss of $277 million for the quarter ended February 29, 2020 (“current quarter”), which resulted in no TIER coverage. In comparison, we reported a net loss of $71 million and a TIER of 0.66 for the same prior-year quarter. We reported a net loss of $359 million and a TIER of 0.42 for the nine months ended February 29, 2020, compared with net income of $96 million and a TIER of 1.15 for the same prior-year period. The significant variance between our reported results for the current year periods and the same prior-year periods was primarily attributable to mark-to-market changes in the fair value of our derivative instruments resulting from interest rate changes. Our debt-to-equity ratio increased to 30.73 as of February 29, 2020, from 19.80 as of May 31, 2019, due to the combined impact of an increase in debt to fund growth in our loan portfolio, an increase in the fair value of derivative liabilities and a decrease in equity resulting from our reported net loss of $359 million for the nine months ended February 29, 2020 and patronage capital retirement of $63 million during the first quarter of fiscal year 2020.

The variance of $206 million between our reported net loss of $277 million for the current quarter and our reported net loss of $71 million for the same prior-year quarter was driven by an increase in derivative losses of $206 million. We recorded derivative losses of $338 million and $132 million for the current quarter and same prior-year quarter, respectively. The derivative losses in both periods were primarily attributable to a decrease in the fair value of our pay-fixed swaps resulting from a decline in interest rates across the swap curve. The decrease in interest rates, however, was more pronounced during the current quarter relative to the same prior-year quarter, resulting in significantly higher derivative losses. Net interest income, which accounted for 96% and 95% of total revenue for the current quarter and same prior-year quarter, respectively, increased by $6 million, or 8%, to $84 million. The increase was attributable to the combined impact of an increase in our average interest-earning assets of $784 million, or 3%, and an increase in the net interest yield of 4 basis points, or 3%, to 1.23%.

The variance of $455 million between our reported net loss of $359 million for the nine months ended February 29, 2020, and our reported net income of $96 million for the same prior-year period was driven by an unfavorable shift in derivative fair value changes of $489 million. We recorded derivative losses of $550 million and $62 million for the nine months ended February 29, 2020 and February 28, 2019, respectively, largely due to a decrease in the fair value of our pay-fixed swaps in both periods, resulting from a decline in interest rates across the swap curve during the nine months ended February 29, 2020 and a decline in medium- and longer-term interest rates during the comparable prior-year period. Net interest income, which accounted for 93% and 95% of total revenue for the nine months ended February 29, 2020 and February 28, 2019, respectively, increased $16 million, or 7%, to $240 million. The increase was attributable to the combined impact of an increase in average interest-earning assets of $914 million, or 3%, and an increase in the net interest yield of 4 basis points, or 4%, to 1.18%. The increase in the net interest yield was due to a reduction in our average cost of funds of 10 basis points to 3.26%, which was partially offset by a decrease in the average yield on interest-earning assets of 6 basis point to 4.25%. The decrease in our average cost of funds reflects the impact of the interest savings from the repayment of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020, as the 3-month London Interbank Offered Rate (“LIBOR”) decreased by 116 basis points to 1.46% and the federal funds rate decreased by 75 basis points to 1.75% during the last twelve months.

Other factors affecting the variance between our results for the nine months ended February 29, 2020 and the comparable prior-year period include an increase in fee income of $7 million due to higher prepayment fees, a gain of $8 million recorded in connection with the July 22, 2019 sale of land and the absence of the loss of $7 million on the early redemption of $300 million of 10.375% collateral trust bonds recorded in the same prior-year period.

Adjusted Non-GAAP Results

Our adjusted net income totaled $47 million and adjusted TIER was 1.21 for the current quarter, compared with adjusted net income of $51 million and adjusted TIER of 1.23 for the same prior-year quarter. Adjusted net income totaled $151 million and adjusted TIER was 1.23 for the nine months ended February 29, 2020, compared with adjusted net income of $123 million and adjusted TIER of 1.19 for the same prior-year period. While our adjusted debt-to-equity ratio increased to 5.80 as of February 29, 2020, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt to fund loan growth, it remained below our targeted threshold of 6.00-to-1.

The decrease in adjusted net income of $4 million in the current quarter from the comparable prior-year quarter was primarily attributable to an increase of $2 million in both the provision for loan losses and operating expenses during the current quarter. Adjusted net interest income of $70 million increased slightly by $1 million, or 2%, compared with the same prior-year quarter, as the increase in average interest-earning assets of $784 million, or 3%, was partially offset by the decrease in our adjusted net interest yield of 2 basis points, or 2%, to 1.02%. The decrease in our adjusted net interest yield of 2 basis points was driven by a decline in the average yield on interest-earning assets of 14 basis points to 4.20%, which was partially offset by a reduction in our adjusted average cost of funds of 10 basis points to 3.39%.

The increase in adjusted net income of $28 million for the nine months ended February 29, 2020 from the same prior-year period was attributable to an increase in adjusted net interest income of $11 million, or 6%, to $201 million, the increase in fee income of $7 million due to higher prepayment fees, the gain of $8 million recorded in connection with the sale of land in July 2019 and the absence of the loss of $7 million on the early redemption of collateral trust bonds recorded in the same prior-year period. The increase in our adjusted net interest income of 6% was driven by the increase in our average interest-earning assets of 3% and an increase in our adjusted net interest yield of 3 basis points, or 3%, to 0.99%. Our adjusted net interest yield reflected the combined favorable impact of a reduction in our adjusted average cost of funds of 7 basis points to 3.47% and an increased benefit from non-interest bearing funding of 2 basis points to 0.21%, which was partially offset by a decrease in the average yield on interest-earning assets of 6 basis point to 4.25%. The reduction in our adjusted average cost of funds was also largely attributable to the interest savings from the repayment of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020, as the 3-month LIBOR decreased by 116 basis points to 1.46% and the federal funds rate decreased by 75 basis points to 1.75% during the last twelve months.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $26,823 million as of February 29, 2020, an increase of $906 million, or 3%, from May 31, 2019. The increase in loans was driven by a net increase in long-term loans of $858 million. CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans increased by $842 million, $103 million, $9 million and $8 million, respectively, while NCSC loans decreased by $57 million.

Long-term loan advances totaled $1,950 million during the nine months ended February 29, 2020, with approximately 77% of those advances for capital expenditures by members and 18% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,441 million during the same prior-year period, with approximately 85% of those advances for capital expenditures and 13% for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $350 million that were scheduled to reprice during the nine months ended February 29, 2020. Of this total, $330 million repriced to a new long-term fixed rate, $10 million repriced to a long-term variable rate and $10 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $676 million that were scheduled to reprice during the same prior-year period, of which $490 million repriced to a new long-term fixed rate, $119 million repriced to a long-term variable rate and $67 million was repaid in full.

Credit Quality

The overall credit quality of our loan portfolio remained high as of February 29, 2020, as evidenced by our continued strong credit performance metrics. We had no delinquent or nonperforming loans as of February 29, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of February 29, 2020, unchanged from May 31, 2019. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 93% were secured and 7% were unsecured as of February 29, 2020, compared to 92% secured and 8% unsecured as of May 31, 2019. The allowance for loan losses was $19 million as of February 29, 2020, compared with $18 million as of May 31, 2019, and the allowance coverage ratio was 0.07% as of both February 29, 2020 and May 31, 2019.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased by $631 million, or 3%, to $25,793 million as of February 29, 2020, from May 31, 2019, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in member commercial paper, select notes and daily liquidity fund notes totaling $324 million, a net increase in dealer commercial paper outstanding of $300 million, a net increase in medium-term notes of $205 million and a net increase in borrowings under USDA’s Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) of $255 million. These increases were partially offset by a net decrease in collateral trust bonds of $199 million and a net decrease in Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $228 million. Outstanding dealer commercial paper totaled $1,245 million as of February 29, 2020, below our targeted maximum threshold of $1,250 million.

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

On December 20, 2019, we terminated the $300 million revolving note purchase agreement with Farmer Mac. As a result of the termination of this revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement with Farmer Mac increased to $5,500 million effective December 20, 2019.

On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. With the closing of this committed loan facility, the amount available for access under the Guaranteed Underwriter Program increased to $1,525 million as of February 29, 2020.

Recent Developments

COVID-19

COVID-19 has spread globally, including to every state in the United States, and has resulted in the WHO declaring COVID-19 to be a global pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The initial 15-day social distancing guidelines issued by the U.S. federal government, which were due to expire on March 30, 2020, have been extended through April 30, 2020, and may be extended further, as a measure to reduce the escalation of the spread of COVID-19 in the United States. More than 40 states and certain U.S. territories, including the District of Columbia, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. We have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our members. As of March 18, 2020, most of our employees were working remotely, with only certain operationally critical employees working on site at our headquarters. We are monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.

The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. On March 27, 2020, the U.S. President signed into law a $2.2 trillion relief bill, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), that is intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of a $349 billion Paycheck Protection Program that provides federal government loan forgiveness for Small Business Administration Section 7(a) loans for small businesses, which may include our members or our members’ customers, to pay up to eight weeks of basic expenses, including utilities such as electric and telephone bills. The CARES Act also adds $45 billion for the disaster relief fund administered by the Federal Emergency Management Agency (“FEMA”) that our members may rely on to restore power after storms and emergencies. In addition, the CARES Act includes funds totaling $900 million for the Low-Income Home Energy Assistance Program, which may assist low-income and moderate-income consumers located in our members’ territories in paying their utility bills. We will continue to evaluate the provisions of the CARES Act and its impact on CFC and our employees as well as our rural utility member cooperatives and their customers.

Liquidity Update

In light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, but are not limited to, drawing additional advances under our committed credit facilities, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities from our investment portfolio. We borrowed an additional $625 million under the Guaranteed Underwriter Program and $250 million under the Farmer Mac note purchase agreement. Table 2 below displays our liquidity sources as of March 31, 2020.

Table 2: Liquidity Sources

	March 31, 2020
(Dollars in millions)	Total	Accessed	Available
Cash and cash equivalents	$857	$—	$857
Committed bank revolving line of credit agreements—unsecured(1)	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(2)	7,798	6,898	900
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,500	3,074	2,426
Subtotal	$16,880	$9,975	$6,905
Investment securities, excluding equity securities(4)	546	—	546
Scheduled principal payments on long-term loans(5)	1,310	—	1,310
Total sources of liquidity	$18,736	$9,975	$8,761
____________________________
(1)The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of March 31, 2020 relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(3)Availability subject to market conditions.
(4) Due to our decision in March 2020 to revise our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity, we transferred the securities in this portfolio to trading. As such, we are now including this portfolio of debt securities as part of our available liquidity. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we have excluded this investment portfolio from our sources of liquidity.
(5)Represents scheduled principal payments over the next 12 months on long-term loans.

Due largely to the actions undertaken in March, we increased our cash position to $857 million as of March 31, 2020, up from $56 million as February 29, 2020. As of March 31, 2020, we had $6,048 million in remaining committed financing capacity under our bank revolving line of credit agreements, the Guaranteed Underwriter Program and the Farmer Mac note purchase agreement.

Subsequent to our cash management actions in early March, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, ease liquidity pressure and calm market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased since the actions taken by the FOMC.

Our access to funding has not been interrupted to an extent that the ability to meet our obligations has been compromised, As such, we suspended the plan for the orderly liquidation of a portion of debt securities in our investment portfolio. Table 3 displays our debt maturities over the 12 months subsequent to March 31, 2020.

Table 3: Debt Maturities Over Next 12 Months—March 31, 2020

(Dollars in thousands)	Debt Maturities Next 12 Months
Debt product type:
Commercial paper:
Members, at par	$1,184,577
Dealer, net of discounts	1,242,980
Total commercial paper	2,427,557
Select notes to members	1,439,816
Daily liquidity fund notes to members	470,905
Medium-term notes:
Members, at par	496,366
Dealer, at par	610,268
Total medium-term notes	1,106,634
Collateral trust bonds, at par	755,000
Guaranteed Underwriter Program notes payable	135,513
Farmer Mac notes payable	531,461
Other notes payable	3,564
Subordinated deferrable debt	—
Members’ subordinated certificates	38,208
Total debt maturities over next 12 months as of March 31, 2020	$6,908,658
Less: Short-term member investments(1)	(3,591,664)
Total debt maturities over next 12 months, excluding short-term member investments as of March 31, 2020	$3,316,994
____________________________
(1)Includes short-term member investments in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes.

As indicated in the above tables, our available liquidity of $8,761 million as of March 31, 2020 was $1,852 million, or 1.3 times, in excess of our expected debt obligations of $6,909 million over the next 12 months. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. We currently expect that our members will continue to reinvest their excess cash in these short-term investments. Our maturing debt obligations over the next 12 months, excluding short-term member investments of $3,592 million, totaled $3,317 million as of March 31, 2020. Our available liquidity of $8,761 million as of March 31, 2020 was $5,444 million, or 2.6 times, in excess of this amount.

Although we currently believe that our excess liquidity along with the ability to access the capital markets as a well-known seasoned issuer of debt will be more than sufficient to cover our debt obligations over the next 12 months subsequent to March 31, 2020, as well as meet the borrowing needs of our members, we continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further and for an extended period.

We provide additional information on our management of liquidity risk, our primary sources and uses of liquidity and our liquidity profile below under “Liquidity.”

Asset Impairment

In April 2020, management determined that we would not complete an ongoing project to develop a new internal-use loan origination and servicing platform with the current vendor. The project was intended to update our loan platform to provide increased functionality and flexibility and enhance the operational efficiency of our lending, loan servicing and loan accounting processes. As a result of the decision to abandon the existing project and select a new vendor, we recognized a non-cash impairment charge of $31 million in the fourth quarter of fiscal year 2020. This non-cash impairment charge represents the total capitalized amount, which is included as a component of fixed assets, on our consolidated balance sheet as of March 31, 2020, for the development of this platform.

Outlook for the Next 12 Months

The spread of COVID-19 has had, and is expected to continue to have, direct effects on our business and operations. The broader implications of COVID-19 on the operations and overall financial performance of our members is uncertain due to the currently unknowable duration and severity of the COVID-19 pandemic. The extent of the impact of COVID-19 on our operational and financial performance over the next 12 months is likewise currently uncertain and will depend on certain developments, including, among others, the ultimate impact of COVID-19 on our members, potential further disruption and deterioration in the corporate debt markets and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended February 29, 2020 and February 28, 2019 and the nine months ended February 29, 2020 and February 28, 2019. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 29, 2020 and May 31, 2019. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 4 presents average balances for the three and nine months ended February 29, 2020 and February 28, 2019, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 4 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 4: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended
(Dollars in thousands)	February 29, 2020			February 28, 2019
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$23,957,348	$261,036	4.38%	$22,821,326	$251,149	4.46%
Long-term variable-rate loans	929,992	7,552	3.27	1,107,669	10,711	3.92
Line of credit loans	1,757,380	13,378	3.06	1,861,104	17,178	3.74
TDR loans(2)	11,053	210	7.64	12,060	209	7.03
Other income, net(3)	—	(419)	—	—	(291)	—
Total loans	26,655,773	281,757	4.25	25,802,159	278,956	4.38
Cash, time deposits and investment securities	834,920	5,438	2.62	904,775	6,610	2.96
Total interest-earning assets	$27,490,693	$287,195	4.20%	$26,706,934	$285,566	4.34%
Other assets, less allowance for loan losses	482,234			1,141,344
Total assets	$27,972,927			$27,848,278

Liabilities:
Short-term borrowings	$4,824,675	$21,185	1.77%	$4,105,330	$27,070	2.67%
Medium-term notes	3,408,324	30,860	3.64	3,888,915	34,329	3.58
Collateral trust bonds	6,937,982	62,914	3.65	7,215,271	61,405	3.45
Guaranteed Underwriter Program notes payable	5,379,993	39,708	2.97	5,074,697	36,911	2.95
Farmer Mac notes payable	2,930,004	21,220	2.91	2,808,774	23,691	3.42
Other notes payable	14,226	97	2.74	27,592	302	4.44
Subordinated deferrable debt	986,041	12,881	5.25	742,491	9,416	5.14
Subordinated certificates	1,345,250	14,175	4.24	1,363,731	14,211	4.23
Total interest-bearing liabilities	$25,826,495	$203,040	3.16%	$25,226,801	$207,335	3.33%
Other liabilities	1,064,666			1,002,547
Total liabilities	26,891,161			26,229,348
Total equity	1,081,766			1,618,930
Total liabilities and equity	$27,972,927			$27,848,278

Net interest spread(4)			1.04%			1.01%
Impact of non-interest bearing funding(5)			0.19			0.18
Net interest income/net interest yield(6)		$84,155	1.23%		$78,231	1.19%

Adjusted net interest income/adjusted net interest yield:
Interest income		$287,195	4.20%		$285,566	4.34%
Interest expense		203,040	3.16		207,335	3.33
Add: Net accrued periodic derivative cash settlement(7)		14,354	0.58		9,799	0.36
Adjusted interest expense/adjusted average cost(8)		$217,394	3.39%		$217,134	3.49%

Adjusted net interest spread(4)			0.81%			0.85%
Impact of non-interest bearing funding(5)			0.21			0.19
Adjusted net interest income/adjusted net interest yield(9)		$69,801	1.02%		$68,432	1.04%

	Nine Months Ended
(Dollars in thousands)	February 29, 2020			February 28, 2019
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$23,716,480	$780,228	4.39%	$22,734,570	$756,290	4.45%
Long-term variable-rate loans	951,172	25,439	3.57	1,091,929	30,158	3.69
Line of credit loans	1,666,290	42,089	3.37	1,543,686	40,563	3.51
TDR loans(2)	11,341	628	7.40	12,267	638	6.95
Other income, net(3)	—	(990)	—	—	(867)	—
Total loans	26,345,283	847,394	4.30	25,382,452	826,782	4.35
Cash, time deposits and investment securities	799,673	16,853	2.82	848,767	18,528	2.92
Total interest-earning assets	$27,144,956	$864,247	4.25%	$26,231,219	$845,310	4.31%
Other assets, less allowance for loan losses	547,173			984,554
Total assets	$27,692,129			$27,215,773

Liabilities:
Short-term borrowings	$4,146,382	$66,119	2.13%	$3,811,774	$69,108	2.42%
Medium-term notes	3,489,031	94,376	3.61	3,851,758	100,555	3.49
Collateral trust bonds	7,185,889	192,818	3.58	7,319,359	208,044	3.80
Guaranteed Underwriter Program notes payable	5,384,520	119,927	2.98	4,918,616	107,259	2.92
Farmer Mac notes payable	2,974,785	68,948	3.10	2,718,697	64,499	3.17
Other notes payable	19,436	581	3.99	29,139	946	4.34
Subordinated deferrable debt	986,017	38,647	5.24	742,456	28,250	5.09
Subordinated certificates	1,352,403	42,766	4.22	1,372,977	43,071	4.19
Total interest-bearing liabilities	$25,538,463	$624,182	3.26%	$24,764,776	$621,732	3.36%
Other liabilities	1,064,411			891,089
Total liabilities	26,602,874			25,655,865
Total equity	1,089,255			1,559,908
Total liabilities and equity	$27,692,129			$27,215,773

Net interest spread(4)			0.99%			0.95%
Impact of non-interest bearing funding(5)			0.19			0.19
Net interest income/net interest yield(6)		$240,065	1.18%		$223,578	1.14%

Adjusted net interest income/adjusted net interest yield:
Interest income		$864,247	4.25%		$845,310	4.31%
Interest expense		624,182	3.26		621,732	3.36
Add: Net accrued periodic derivative cash settlement(7)		39,547	0.51		34,433	0.42
Adjusted interest expense/adjusted average cost(8)		$663,729	3.47%		$656,165	3.54%

Adjusted net interest spread(4)			0.78%			0.77%
Impact of non-interest bearing funding(5)			0.21			0.19
Adjusted net interest income/adjusted net interest yield(9)		$200,518	0.99%		$189,145	0.96%
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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $9,997 million and $10,980 million for the three months ended February 29, 2020 and February 28, 2019, respectively. The average outstanding notional amount of interest rate swaps was $10,451 million and $11,019 million for the nine months ended February 29, 2020 and February 28, 2019, respectively.
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

Table 5 displays the change in net interest income between periods and the extent to which the variance is attributable to:
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

Table 5: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 29, 2020 versus February 28, 2019			Nine Months Ended February 29, 2020 versus February 28, 2019
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$9,887	$14,703	$(4,816)	$23,938	$33,391	$(9,453)
Long-term variable-rate loans	(3,159)	(1,643)	(1,516)	(4,719)	(3,863)	(856)
Line of credit loans	(3,800)	(822)	(2,978)	1,526	3,262	(1,736)
Restructured loans	1	(16)	17	(10)	(48)	38
Other income, net	(128)	—	(128)	(123)	—	(123)
Total loans	2,801	12,222	(9,421)	20,612	32,742	(12,130)
Cash, time deposits and investment securities	(1,172)	(459)	(713)	(1,675)	(1,056)	(619)
Interest income	1,629	11,763	(10,134)	18,937	31,686	(12,749)

Interest expense:
Short-term borrowings	(5,885)	5,009	(10,894)	(2,989)	6,136	(9,125)
Medium-term notes	(3,469)	(3,991)	522	(6,179)	(9,386)	3,207
Collateral trust bonds	1,509	(1,867)	3,376	(15,226)	(3,606)	(11,620)
Guaranteed Underwriter Program notes payable	2,797	2,547	250	12,668	10,268	2,400
Farmer Mac notes payable	(2,471)	1,229	(3,700)	4,449	6,140	(1,691)
Other notes payable	(205)	(145)	(60)	(365)	(314)	(51)
Subordinated deferrable debt	3,465	3,193	272	10,397	9,302	1,095
Subordinated certificates	(36)	(76)	40	(305)	(606)	301
Interest expense	(4,295)	5,899	(10,194)	2,450	17,934	(15,484)
Net interest income	$5,924	$5,864	$60	$16,487	$13,752	$2,735

Adjusted net interest income:
Interest income	$1,629	$11,763	$(10,134)	$18,937	$31,686	$(12,749)
Interest expense	(4,295)	5,899	(10,194)	2,450	17,934	(15,484)
Net accrued periodic derivative cash settlements expense(2)	4,555	(803)	5,358	5,114	(1,746)	6,860
Adjusted interest expense(3)	260	5,096	(4,836)	7,564	16,188	(8,624)
Adjusted net interest income	$1,369	$6,667	$(5,298)	$11,373	$15,498	$(4,125)
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

Reported Net Interest Income

Reported net interest income of $84 million for the current quarter was up $6 million, or 8%, from the comparable prior-year quarter, primarily driven by an increase in the net interest yield of 3% (4 basis points) to 1.23% and an increase in average interest-earning assets of 3%.

•
Net Interest Yield: The increase of 4 basis points in the net interest yield for the current quarter was due to a decrease in the average cost of funds of 17 basis points to 3.16%, partially offset by a decrease in the average yield on interest-earning assets of 14 basis points to 4.20%. The decrease in our average cost of funds was due to a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020. The decrease in the average yield on interest-earning assets was primarily attributable to an 8 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since February 28, 2019. We also experienced a decrease in the average yield on our line of credit and variable-rate loans due to the overall decline in short-term interest rates since February 28, 2019.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 3% during the current quarter was driven by growth in average total loans of $854 million, or 3%, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

Reported net interest income of $240 million for the nine months ended February 29, 2020 was up $16 million, or 7%, from the comparable prior-year period, driven by an increase in the net interest yield of 4% (4 basis points) to 1.18%, coupled with an increase in average interest-earning assets of 3%.

•
Net Interest Yield: The increase of 4 basis points in the net interest yield was due to a decrease in the average cost of funds of 10 basis points to 3.26%, partially offset by a decrease in the average yield on interest-earning assets of 6 basis point to 4.25%. The decrease in our average cost of funds was largely due to the interest cost savings from the repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020, as the 3-month LIBOR decreased by 116 basis points to 1.46% and the federal funds rate decreased by 75 basis points to 1.75% during the last twelve months. The decrease in the average yield on interest-earning assets was primarily attributable to a 6 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since February 28, 2019.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 3% during the nine months ended February 29, 2020 was driven by growth in average total loans of $963 million, or 4%, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

Adjusted Net Interest Income

Adjusted net interest income of $70 million for the current quarter increased slightly by $1 million, or 2%, from the comparable prior-year quarter, as the increase in average interest-earning assets of 3% was partially offset by the decrease in the adjusted net interest yield of 2 basis points, or 2%, to 1.02%.

•
Adjusted Net Interest Yield: The decrease in the adjusted net interest yield was primarily due to a decrease in the average yield on interest-earning assets of 14 basis points to 4.20%, partially offset by a reduction in our adjusted average cost of funds of 10 basis points to 3.39%. As noted above, the decrease in the average yield on interest-earning assets was primarily attributable to an 8 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since February 28, 2019. We also experienced a decrease in the average yield on our line of credit and variable-rate loans due to the overall decline in short-term interest rates since February 28, 2019. The reduction in our adjusted average cost of funds was due to a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020.

•	Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was driven by the growth in average total loans of $854 million.

Adjusted net interest income of $201 million for the nine months ended February 29, 2020 was up $11 million, or 6%, from the comparable prior-year period, driven by an increase in the adjusted net interest yield of 3 basis points, or 3%, to 0.99% and the increase in average interest-earning assets of 3%.

•
Adjusted Net Interest Yield: The increase in the adjusted net interest yield was due to the combined favorable impact of a reduction in our adjusted average cost of funds of 7 basis points to 3.47% and an increased benefit from non-interest bearing funding of 2 basis points to 0.21%, which was partially offset by the decrease in the average yield on interest-earning assets of 6 basis point to 4.25%. The reduction in our adjusted average cost of funds was largely attributable to the interest cost savings from the repayment of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020, as the 3-month LIBOR decreased by 116 basis points to 1.46% and the federal funds rate decreased by 75 basis points to 1.75% during the last twelve months. The decrease in the average yield on interest-earning assets was attributable to a 6 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as new loan advances were made at lower rates due to a decline in medium- and long-term interest rates since February 28, 2019.

•	Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was driven by the growth in average total loans of $963 million.

We include net accrued periodic derivative cash settlements during the period in the calculation of our adjusted average cost of funds, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Net periodic derivative cash settlement expense totaled $14 million for the current quarter, compared with $10 million for the same prior-year quarter. Net periodic derivative cash settlement expense totaled $40 million for the nine months ended February 29, 2020, compared with $34 million for the same prior-year period. See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date. The allowance for loan losses was $19 million and $18 million as of February 29, 2020 and May 31, 2019, respectively.

We recorded a provision for loan losses of $2 million and $1 million for the three and nine months ended February 29, 2020. In comparison, we recorded a provision for loan losses of less than $1 million for the three months ended February 28, 2019 and a benefit for loan losses of $2 million for the nine months ended February 28, 2019. The credit quality and performance statistics of our loan portfolio remained strong as of February 29, 2020. We had no payment defaults or charge-offs during the quarter, and no delinquent loans or nonperforming loans in our loan portfolio as of February 29, 2020 or May 31, 2019.

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

Table 6 presents the components of non-interest income for the three and nine months ended February 29, 2020 and February 28, 2019.

Table 6: Non-Interest Income

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Non-interest income:
Fee and other income	$3,647	$3,714	$18,430	$11,220
Derivative losses	(337,936)	(132,174)	(550,211)	(61,648)
Unrealized gains (losses) on equity securities	749	2,144	2,255	(201)
Total non-interest income	$(333,540)	$(126,316)	$(529,526)	$(50,629)

The significant variance in non-interest income between periods was primarily attributable to changes in the net derivative gains (losses) recognized in our condensed consolidated statements of operations. In addition, fee and other income increased by $7 million due to higher prepayment fees during the nine months ended February 29, 2020.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of February 29, 2020 or May 31, 2019.

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

Table 7 presents the components of net derivative gains (losses) recorded in our results of operations. Derivative cash settlements expense represents the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 7: Derivative Gains (Losses)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Derivative losses attributable to:
Derivative cash settlements expense	$(14,354)	$(9,799)	$(39,547)	$(34,433)
Derivative forward value losses	(323,582)	(122,375)	(510,664)	(27,215)
Derivative losses	$(337,936)	$(132,174)	$(550,211)	$(61,648)

The net derivative losses of $338 million for the three months ended February 29, 2020 were attributable to a net decrease in the fair value of our pay-fixed swaps resulting from a decrease in interest rates across the swap curve during the current quarter, with medium- and long-term rates experiencing a greater decline than short-term interest rates. The net derivative losses of $550 million for the nine months ended February 29, 2020 were attributable to a net decrease in the fair value of our pay-fixed swaps resulting from a decline in interest rates across the swap curve. The swap curve remained inverted, as short-term interest rates continued to exceed medium- and long-term interest rates as of the end of the current quarter, as depicted by the February 29, 2020, November 30, 2019 and May 31, 2019 swap curves presented in the comparative swap curves chart below.

The net derivative losses of $132 million and $62 million in the three and nine months ended February 28, 2019, respectively, were attributable to a decrease in the fair value of our pay-fixed swaps resulting from a decrease in medium- and longer-term interest rates as depicted by the February 28, 2019 and May 31, 2018 swap curves presented in the comparative swap curves chart below.

Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps representing approximately 71% and 68% of the outstanding notional amount of our derivative portfolio as of February 29, 2020 and May 31, 2019, respectively. The profile of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage exposure to interest rate risk. The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of both February 29, 2020 and February 28, 2019.

Derivative Cash Settlements

As indicated in Table 7 above, net periodic derivative cash settlement expense totaled $14 million and $40 million for the three and nine months ended February 29, 2020, respectively. In comparison, net periodic derivative cash settlement expense totaled $10 million and $34 million for the three and nine months ended February 28, 2019, respectively. Table 8 displays, by swap agreement type, the average notional amount outstanding and the weighted-average interest rate paid and received for derivative cash settlements during each respective period.

Table 8: Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates

	Three Months Ended
	February 29, 2020			February 28, 2019
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,047,332	2.82%	1.89%	$7,373,993	2.83%	2.73%
Receive-fixed swaps	2,949,549	2.58	2.69	3,605,666	3.30	2.53
Total	$9,996,881	2.75%	2.12%	$10,979,659	2.99%	2.66%

	Nine Months Ended
	February 29, 2020			February 28, 2019
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,233,790	2.83%	2.12%	$7,330,332	2.82%	2.50%
Receive-fixed swaps	3,216,883	2.82	2.61	3,688,835	3.10	2.52
Total	$10,450,673	2.83%	2.27%	$11,019,167	2.92%	2.50%

Comparative Swap Curves

The chart below provides comparative swap curves as of the end of February 29, 2020, November 30, 2019, May 31, 2019, February 28, 2019 and May 31, 2018.

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

Table 9 presents the components of non-interest expense recorded in results of operations for the three and nine months ended February 29, 2020 and February 28, 2019.

Table 9: Non-Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Non-interest expense:
Salaries and employee benefits	$(12,895)	$(13,020)	$(38,565)	$(38,094)
Other general and administrative expenses	(12,374)	(9,978)	(36,802)	(31,979)
Losses on early extinguishment of debt	(69)	—	(683)	(7,100)
Other non-interest (expense) income	(290)	(355)	6,574	(1,104)
Total non-interest expense	$(25,628)	$(23,353)	$(69,476)	$(78,277)

Non-interest expense of $26 million for the current quarter increased by $3 million, or 10%, from the comparable prior-year quarter, primarily due to increases in general and administrative expenses.

Non-interest expense of $69 million for the nine months ended February 29, 2020 decreased by $9 million, or 11%, from the same prior-year period. The decrease was largely due to the $8 million gain recorded in connection with the July 22, 2019 sale of land and the absence of the loss of $7 million on the early redemption of $300 million of 10.375% collateral trust bonds recorded in the same prior-year period, partially offset by increases in general and administrative expenses.

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

We recorded net loss attributable to noncontrolling interests of $1 million and $3 million for the three and nine months ended February 29, 2020, respectively. In comparison, we recorded net loss attributable to noncontrolling interests of $1 million and less than $1 million for the three and nine months ended February 28, 2019, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $27,946 million as of February 29, 2020 increased by $822 million, or 3%, from May 31, 2019, primarily due to growth in our loan portfolio. Total liabilities of $27,065 million as of February 29, 2020 increased by $1,245 million, or 5%, from May 31, 2019, primarily due to debt issuances to fund loan growth and an increase in our derivative liabilities, attributable to a decrease in the fair value of our pay-fixed swaps. Total equity decreased by $423 million to $881 million as of February 29, 2020, attributable to our reported net loss of $359 million during the nine months ended February 29, 2020 and the patronage capital retirement of $63 million during the first quarter of fiscal year 2020.

Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 29, 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term loans that provide borrowers the option to select fixed- and variable-rate loan advances and line of credit loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured.

Loans Outstanding

Table 10 summarizes loans to members, by loan type and by member class, as of February 29, 2020 and May 31, 2019. As indicated in Table 10, long-term fixed-rate loans accounted for 90% and 89% of loans to members as of February 29, 2020 and May 31, 2019, respectively.

Table 10: Loans Outstanding by Type and Member Class

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Loans by type:
Long-term loans:
Fixed-rate	$24,087,516	90%	$23,094,253	89%	$993,263
Variable-rate	931,642	3	1,066,880	4	(135,238)
Total long-term loans	25,019,158	93	24,161,133	93	858,025
Lines of credit	1,791,943	7	1,744,531	7	47,412
Total loans outstanding	26,811,101	100	25,905,664	100	905,437
Deferred loan origination costs	11,429	—	11,240	—	189
Loans to members	$26,822,530	100%	$25,916,904	100%	$905,626

Loans by member class:
CFC:
Distribution	$20,997,144	78%	$20,155,266	78%	$841,878
Power supply	4,681,862	18	4,578,841	18	103,021
Statewide and associate	92,473	—	83,569	—	8,904
CFC total	25,771,479	96	24,817,676	96	953,803
NCSC	686,061	3	742,888	3	(56,827)
RTFC	353,561	1	345,100	1	8,461
Total loans outstanding	26,811,101	100	25,905,664	100	905,437
Deferred loan origination costs	11,429	—	11,240	—	189
Loans to members	$26,822,530	100%	$25,916,904	100%	$905,626

Loans to members totaled $26,823 million as of February 29, 2020, an increase of $906 million, or 3%, from May 31, 2019. The increase in loans was driven by a net increase in long-term loans of $858 million. CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans increased by $842 million, $103 million, $9 million and $8 million, respectively, while NCSC loans decreased by $57 million.

Long-term loan advances totaled $1,950 million during the nine months ended February 29, 2020, with approximately 77% of those advances for capital expenditures by members and 18% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,441 million during the same prior-year period, with approximately 85% of those advances for capital expenditures by members and 13% for refinancing of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2019 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 11 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the nine months ended February 29, 2020 and during fiscal year 2019. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term of between one year and up to the final maturity of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 11: Historical Retention Rate and Repricing Selection(1)

	Nine Months Ended		Fiscal Year Ended
	February 29, 2020		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$330,258	94%	$568,252	75%
Long-term variable rate selected	9,678	3	123,636	16
Total loans retained by CFC	339,936	97	691,888	91
Loans repaid	10,349	3	69,250	9
Total	$350,285	100%	$761,138	100%
____________________________
(1)Does not include NCSC and RTFC loans.

As shown in Table 11, of the loans that repriced during the nine months ended February 29, 2020 and fiscal year 2019, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, which is calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal year period ended May 31, 2019.

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

Debt Outstanding

Table 12 displays the composition, by product type, of our outstanding debt as of February 29, 2020 and May 31, 2019. Table 12 also displays the composition of our debt based on several additional selected attributes.

Table 12: Total Debt Outstanding

(Dollars in thousands)	February 29, 2020	May 31, 2019	Change
Debt product type:
Commercial paper:
Members, at par	$1,046,043	$1,111,795	$(65,752)
Dealer, net of discounts	1,244,773	944,616	300,157
Total commercial paper	2,290,816	2,056,411	234,405
Select notes to members	1,352,309	1,023,952	328,357
Daily liquidity fund notes to members	360,016	298,817	61,199
Medium-term notes:
Members, at par	676,236	625,626	50,610
Dealer, net of discounts	3,096,224	2,942,045	154,179
Total medium-term notes	3,772,460	3,567,671	204,789
Collateral trust bonds	7,184,664	7,383,732	(199,068)
Guaranteed Underwriter Program notes payable	5,665,403	5,410,507	254,896
Farmer Mac notes payable	2,827,340	3,054,914	(227,574)
Other notes payable	13,073	22,515	(9,442)
Subordinated deferrable debt	986,072	986,020	52
Members’ subordinated certificates:
Membership subordinated certificates	630,479	630,474	5
Loan and guarantee subordinated certificates	487,724	505,485	(17,761)
Member capital securities	222,170	221,170	1,000
Total members’ subordinated certificates	1,340,373	1,357,129	(16,756)
Total debt outstanding	$25,792,526	$25,161,668	$630,858

Security type:
Secured debt	61%	63%
Unsecured debt	39	37
Total	100%	100%

Funding source:
Members	19%	18%
Private placement:
Guaranteed Underwriter Program notes payable	22	21
Farmer Mac notes payable	11	12
Total private placement	33	33
Capital markets	48	49
Total	100%	100%

Interest rate type:
Fixed-rate debt	76%	77%
Variable-rate debt	24	23
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	91%	93%
Variable-rate debt(2)	9	7
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	17%	14%
Long-term and subordinated debt(4)	83	86
Total	100%	100%

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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 29, 2020, our debt volume also increased. Total debt outstanding of $25,793 million as of February 29, 2020, increased by $631 million or 3%, from May 31, 2019, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to net increases in member commercial paper, select notes and daily liquidity fund notes of $324 million, a net increase in dealer commercial paper outstanding of $300 million, a net increase in medium-term notes of $205 million and a net increase in borrowings under the Guaranteed Underwriter Program of $255 million. These increases were partially offset by a net decrease in collateral trust bonds of $199 million and a net decrease in Farmer Mac notes payable of $228 million.

Below is a summary of significant financing activities during the nine months ended February 29, 2020.

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

•
On December 20, 2019, we terminated the $300 million revolving note purchase agreement with Farmer Mac. As a result of the termination of this revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement with Farmer Mac increased to $5,500 million effective December 20, 2019.

•	On December 27, 2019, we redeemed $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020 at par.

•	On February 5, 2020, we issued $500 million aggregate principal amount of 1.75% dealer medium-term notes due 2022.

•	On February 5, 2020, we issued $500 million aggregate principal amount of 2.40% collateral trust bonds due 2030.

•	On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 13 displays outstanding member debt, by debt product type, as of February 29, 2020 and May 31, 2019.

Table 13: Member Investments

	February 29, 2020		May 31, 2019		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,046,043	46%	$1,111,795	54%	$(65,752)
Select notes	1,352,309	100	1,023,952	100	328,357
Daily liquidity fund notes	360,016	100	298,817	100	61,199
Medium-term notes	676,236	18	625,626	18	50,610
Members’ subordinated certificates	1,340,373	100	1,357,129	100	(16,756)
Total outstanding member debt	$4,774,977		$4,417,319		$357,658

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $4,775 million and accounted for 19% of total debt outstanding as of February 29, 2020, compared with $4,417 million, or 18%, of total debt outstanding as of May 31, 2019. Over the last three fiscal years, total outstanding member investments as of the end of each quarterly reporting period has averaged $4,601 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,275 million and accounted for 17% of total debt outstanding as of February 29, 2020, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $21,517 million and accounted for 83% of total debt outstanding as of February 29, 2020, compared with $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 14 displays the collateral coverage ratios as of February 29, 2020 and May 31, 2019 for the debt agreements noted above that require us to pledge collateral.

Table 14: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			February 29, 2020	May 31, 2019
Collateral trust bonds 1994 indenture	100%	150%	128%	118%
Collateral trust bonds 2007 indenture	100	150	114	117
Guaranteed Underwriter Program notes payable	100	150	116	114
Farmer Mac notes payable	100	150	132	123
Clean Renewable Energy Bonds Series 2009A	100	150	122	112
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $25,793 million as of February 29, 2020, $15,685 million, or 61%, was secured by pledged loans totaling $18,798 million. In comparison, of our total debt outstanding of $25,162 million as of May 31, 2019, $15,858 million, or 63%, was secured by pledged loans totaling $18,877 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 15 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 29, 2020 and May 31, 2019.

Table 15: Unencumbered Loans

(Dollars in thousands)	February 29, 2020	May 31, 2019
Total loans outstanding(1)	$26,811,101	$25,905,664
Less: Loans required to be pledged for secured debt (2)	(15,958,021)	(16,137,357)
Loans pledged in excess of requirement (2)(3)	(2,839,890)	(2,739,248)
Total pledged loans	(18,797,911)	(18,876,605)
Unencumbered loans	$8,013,190	$7,029,059
Unencumbered loans as a percentage of total loans	30%	27%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both February 29, 2020 and May 31, 2019.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 15, we had excess loans pledged as collateral totaling $2,840 million and $2,739 million as of February 29, 2020 and May 31, 2019, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 16 presents the components of total CFC equity and total equity as of February 29, 2020 and May 31, 2019.

Table 16: Equity

(Dollars in thousands)	February 29, 2020	May 31, 2019	Change
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	1,297	2,013	(716)
Total membership fees and educational fund	2,266	2,982	(716)
Patronage capital allocated	797,756	860,578	(62,822)
Members’ capital reserve	759,097	759,097	—
Total allocated equity	1,559,119	1,622,657	(63,538)
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(348,965)	(30,831)	(318,134)
Current year derivative forward value losses(1)	(508,404)	(318,134)	(190,270)
Current period-end cumulative derivative forward value losses(1)	(857,369)	(348,965)	(508,404)
Other unallocated net income	155,200	3,190	152,010
Unallocated net loss	(702,169)	(345,775)	(356,394)
CFC retained equity	856,950	1,276,882	(419,932)
Accumulated other comprehensive loss	(45)	(147)	102
Total CFC equity	856,905	1,276,735	(419,830)
Noncontrolling interests	23,836	27,147	(3,311)
Total equity	$880,741	$1,303,882	$(423,141)
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 13—Business Segments” for the statements of operations for CFC.

Total equity decreased by $423 million to $881 million as of February 29, 2020, attributable to our reported net loss of $359 million during the nine months ended February 29, 2020 and the patronage capital retirement of $63 million during the first quarter of fiscal year 2020.

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

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 40 of the last 41 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2019 Form 10-K for additional information.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 17 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of February 29, 2020 and May 31, 2019.

Table 17: Guarantees Outstanding

(Dollars in thousands)	February 29, 2020	May 31, 2019	Change
Guarantee type:
Long-term tax-exempt bonds	$308,245	$312,190	$(3,945)
Letters of credit	343,970	379,001	(35,031)
Other guarantees	146,773	146,244	529
Total	$798,988	$837,435	$(38,447)

Company:
CFC	$786,423	$827,344	$(40,921)
NCSC	12,565	8,517	4,048
RTFC	—	1,574	(1,574)
Total	$798,988	$837,435	$(38,447)

Of the total notional amount of our outstanding guarantee obligations of $799 million and $837 million as of February 29, 2020 and May 31, 2019, respectively, 56% and 55%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $308 million as of February 29, 2020, we also were the liquidity provider on $245 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 29, 2020 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $344 million as of February 29, 2020. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of February 29, 2020, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $70 million as of February 29, 2020. All of our master letter of credit facilities as of February 29, 2020 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 18 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations of $799 million as of February 29, 2020.

Table 18: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Guarantees	$798,988	$17,944	$273,503	$27,745	$158,781	$33,028	$287,987

We recorded a guarantee liability of $13 million and $14 million as of February 29, 2020 and May 31, 2019, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 19 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 29, 2020 and May 31, 2019.

Table 19: Unadvanced Loan Commitments

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$4,848,016	36%	$4,845,306	37%	$2,710
Unconditional(2)	3,000,139	23	2,943,616	22	56,523
Total line of credit unadvanced commitments	7,848,155	59	7,788,922	59	59,233
Total long-term loan unadvanced commitments(1)	5,445,168	41	5,448,636	41	(3,468)
Total unadvanced loan commitments	$13,293,323	100%	$13,237,558	100%	$55,765
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 20 presents the amount of unadvanced loan commitments, by loan type, as of February 29, 2020 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 20: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit loans	$7,848,155	$71,827	$3,988,057	$566,254	$1,269,017	$1,010,428	$942,572
Long-term loans	5,445,168	122,358	481,510	1,280,976	935,815	1,678,346	946,163
Total	$13,293,323	$194,185	$4,469,567	$1,847,230	$2,204,832	$2,688,774	$1,888,735

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of February 29, 2020, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,445 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,293 million as of February 29, 2020 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,293 million and $10,294 million as of February 29, 2020 and May 31, 2019, respectively, and accounted for 77% and 78%, respectively, of the combined total of unadvanced line of credit and long-term loan commitments as of both February 29, 2020 and May 31, 2019. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,000 million and $2,944 million as of February 29, 2020 and May 31, 2019, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of February 29, 2020. The remaining 10% represented unconditional committed line of credit loans, for which any new advance would be made at rates determined by us.

Table 21 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of February 29, 2020.

Table 21: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Committed lines of credit	$3,000,139	$370	$266,022	$172,506	$1,046,556	$711,660	$803,025

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

•
Operational risk is the risk of loss resulting from inadequate or failed internal controls, processes, systems, human error or external events, including natural disasters or public health emergencies, such as the current COVID-19 global pandemic. Operational risk also includes compliance risk, fiduciary risk, reputational risk and litigation risk.

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

Table 22 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of February 29, 2020 and May 31, 2019. Of our total loans outstanding, 93% were secured and 7% were unsecured as of February 29, 2020. In comparison, of our total loans outstanding, 92% were secured and 8% were unsecured as of May 31, 2019.

Table 22: Loan Portfolio Security Profile

	February 29, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$23,743,753	99%	$343,763	1%	$24,087,516
Long-term variable-rate loans	925,818	99	5,824	1	931,642
Total long-term loans	24,669,571	99	349,587	1	25,019,158
Line of credit loans	161,046	9	1,630,897	91	1,791,943
Total loans outstanding(1)	$24,830,617	93	$1,980,484	7	$26,811,101

Company:
CFC	$23,853,941	93%	$1,917,538	7%	$25,771,479
NCSC	634,598	92	51,463	8	686,061
RTFC	342,078	97	11,483	3	353,561
Total loans outstanding(1)	$24,830,617	93	$1,980,484	7	$26,811,101

	May 31, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,674,330	98%	$419,923	2%	$23,094,253
Long-term variable-rate loans	1,058,434	99	8,446	1	1,066,880
Total long-term loans	23,732,764	98	428,369	2	24,161,133
Line of credit loans	121,741	7	1,622,790	93	1,744,531
Total loans outstanding(1)	$23,854,505	92	$2,051,159	8	$25,905,664

Company:
CFC	$22,861,414	92%	$1,956,262	8%	$24,817,676
NCSC	664,618	89	78,270	11	742,888
RTFC	328,473	95	16,627	5	345,100
Total loans outstanding(1)	$23,854,505	92	$2,051,159	8	$25,905,664
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both February 29, 2020 and May 31, 2019.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $577 million as of February 29, 2020, compared with $619 million as of May 31, 2019. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $149 million and $154 million as of February 29, 2020 and May 31, 2019, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of February 29, 2020, unchanged from May 31, 2019. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States, with a total of 894 borrowers located in 49 states as of February 29, 2020. Loans to borrowers in Texas accounted for 16% and 15% of total loans outstanding as of February 29, 2020 and May 31, 2019, respectively, representing the largest concentration of outstanding loans to borrowers and the largest number of borrowers in any one state.

Single-Obligor Concentration

Table 23 displays the outstanding loan exposure for the 20 largest borrowers, by company, as of February 29, 2020 and May 31, 2019. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of February 29, 2020. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest total exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both February 29, 2020 and May 31, 2019.

Table 23: Loan Exposure to 20 Largest Borrowers

	February 29, 2020		May 31, 2019		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$5,581,785	21%	$5,369,879	21%	$211,906
NCSC	219,541	1	245,559	1	(26,018)
Total loan exposure to 20 largest borrowers	5,801,326	22	5,615,438	22	185,888
Less: Loans covered under Farmer Mac standby purchase commitment	(317,541)	(1)	(360,012)	(1)	42,471
Net loan exposure to 20 largest borrowers	$5,483,785	21%	$5,255,426	21%	$228,359

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for 99% of our outstanding loans as of February 29, 2020, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong credit performance metrics, including low levels of criticized exposure. As displayed in Table 22 above, 93% and 92% of our total outstanding loans were secured as of February 29, 2020 and May 31, 2019, respectively. We had no delinquent or nonperforming loans as of February 29, 2020 and May 31, 2019. In addition, we had no loan defaults or charge-offs during the nine months ended February 29, 2020.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $206 million, or 0.77%, of total loans outstanding as of February 29, 2020. Of this amount, $172 million, was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $202 million, or 0.78%, of total loans outstanding as of May 31, 2019. Of this amount, $176 million was classified as substandard. We did not have any loans classified as doubtful as of February 29, 2020 or May 31, 2019. See “Note 4—Loans” for a description of each of the risk rating classifications.

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

Table 24 presents the carrying value of loans modified as TDRs and the performance status as of February 29, 2020 and May 31, 2019. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 24: Troubled Debt Restructured Loans

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$5,755	0.02%	$6,261	0.03%
RTFC	5,217	0.02	5,592	0.02
Total TDR loans	$10,972	0.04%	$11,853	0.05%

Performance status of TDR loans:
Performing TDR loans	$10,972	0.04%	$11,853	0.05%

As indicated in Table 24 above, we did not have any TDR loans classified as nonperforming as of February 29, 2020 or May 31, 2019. During the quarter ended February 29, 2020, we amended the restructured loan agreement for the RTFC TDR loan to extend the maturity by two years. The TDR loan will continue to amortize monthly through maturity and will remain on accrual status.

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

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the nine months ended February 29, 2020 and February 28, 2019.

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

Outstanding loans to electric utility organizations totaled $26,457 million and accounted for 99% of our total outstanding loan portfolio as of February 29, 2020, while outstanding RTFC telecommunications loans totaled $354 million and accounted for 1% of our total outstanding loan portfolio as of February 29, 2020.

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

Table 25 summarizes changes in the allowance for loan losses for the three and nine months ended February 29, 2020 and February 28, 2019, and provides a comparison of the allowance by company as of February 29, 2020 and May 31, 2019.

Table 25: Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Beginning balance	$16,520	$16,904	$17,535	$18,801
Provision (benefit) for loan losses	2,382	182	1,367	(1,715)
Ending balance	$18,902	$17,086	$18,902	$17,086

			February 29, 2020	May 31, 2019
Allowance for loan losses by company:
CFC			$13,229	$13,120
NCSC			857	2,007
RTFC			4,816	2,408
Total			$18,902	$17,535

Allowance coverage ratios:
Total loans outstanding(1)			$26,811,101	$25,905,664
Percentage of total loans outstanding			0.07%	0.07%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both February 29, 2020 and May 31, 2019.

Our allowance for loan losses was $19 million as of February 29, 2020, compared with $18 million as of May 31, 2019. The allowance coverage ratio was 0.07% as of both February 29, 2020 and May 31, 2019. We had no loans classified as nonperforming as of February 29, 2020 or May 31, 2019. We experienced no charge-offs during the three and nine months ended February 29, 2020 and February 28, 2019. Loans designated as individually impaired totaled $11 million and $12 million as of February 29, 2020 and May 31, 2019, respectively, and the specific allowance related to those loans totaled $1 million as of both February 29, 2020 and May 31, 2019.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of February 29, 2020. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 25% and 23% of the total outstanding notional amount of derivatives as of February 29, 2020 and May 31, 2019, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 29, 2020. Both Moody’s and S&P had our ratings on stable outlook as of February 29, 2020. Table 26 displays the notional amounts of our derivative contracts with rating triggers as of February 29, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 26: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$45,860	$(10,614)	$—	$(10,614)
Falls below Baa1/BBB+	6,217,389	(554,316)	—	(554,316)
Falls to or below Baa2/BBB (2)	425,542	(25,911)	—	(25,911)
Falls below Baa3/BBB-	45,680	(13,992)	—	(13,992)
Total	$6,734,471	$(604,833)	$—	$(604,833)

____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $165 million as of February 29, 2020. These contracts were in an unrealized loss position of $50 million as of February 29, 2020.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $633 million as of February 29, 2020. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 29, 2020. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” in our 2019 Form 10-K and “Item 1A. Risk Factors” in this Report for additional information about credit risk related to our business.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 27 presents the sources of our available liquidity as of February 29, 2020 and May 31, 2019.

Table 27: Available Liquidity

	February 29, 2020			May 31, 2019
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$56	$—	$56	$178	$—	$178
Committed bank revolving line of credit agreements—unsecured(1)	2,725	3	2,722	2,975	3	2,972
Guaranteed Underwriter Program committed facilities—secured(2)	7,798	6,273	1,525	7,298	5,948	1,350
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,500	2,827	2,673	5,200	3,055	2,145
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured(4)	—	—	—	300	—	300
Total	$16,079	$9,103	$6,976	$15,951	$9,006	$6,945
____________________________
(1)The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both February 29, 2020 and May 31, 2019, relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2)The committed facilities under the Guaranteed Underwriter Program are not revolving.

(3)Availability subject to market conditions.
(4) This Farmer Mac revolving note purchase agreement was terminated effective December 20, 2019.

Liquidity Update

As discussed above in “Executive Summary—Recent Developments—Liquidity Update,” in light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, but are not limited to, drawing additional advances under our committed credit facilities, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities in our investment portfolio. We borrowed an additional $625 million under the Guaranteed Underwriter Program and $250 million under the Farmer Mac note purchase agreement. Due largely to the actions undertaken in March, we increased our cash position to $857 million as of March 31, 2020, up from $56 million as of February 29, 2020.

Subsequent to our cash management actions in early March, the FOMC unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, ease liquidity pressure and calm market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased since the actions taken by the FOMC. Our access to funding, however, has not been interrupted to an extent that the ability to meet our obligations has been compromised. As such, we suspended the plan for the orderly liquidation of a portion of debt securities in our investment portfolio.

Although we currently believe we have sufficient liquidity from the available on- and off-balance sheet liquidity sources and our ability to issue debt in the capital markets to meet demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months, we continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further and for an extended period.

Borrowing Capacity Under Current Facilities

Following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks and committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreements with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of February 29, 2020. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

Table 28 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 29, 2020. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of February 29, 2020.

Table 28: Committed Bank Revolving Line of Credit Agreements

	February 29, 2020
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

On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. During the nine months ended February 29, 2020, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,525 million available for access under the Guaranteed Underwriter Program as of February 29, 2020. Of this amount, $275 million is available for advance through July 15, 2022, $750 million is available for advance through July 15, 2023 and $500 million is available for advance through July 15, 2024. Subsequent to quarter end, we borrowed an additional $625 million under our committed loan facilities with the Federal Financing Bank.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 27, we had one revolving note purchase agreement with Farmer Mac as of February 29, 2020, which allowed us to borrow up to $5,500 million from Farmer Mac. Under this revolving note purchase agreement, dated March 24, 2011, as amended, we can borrow up to $5,500 million as of February 29, 2020, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable totaling $2,827 million and $3,055 million as of February 29, 2020 and May 31, 2019, respectively, under this Farmer Mac revolving note purchase agreement. The available borrowing amount totaled $2,673 million as of February 29, 2020. Subsequent to quarter end, we borrowed an additional $250 million under our revolving note purchase agreement with Farmer Mac.

As of May 31, 2019, we had a second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, under which we could borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allowed us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no notes payable outstanding under this agreement as of May 31, 2019. On December 20, 2019, we terminated the $300 million revolving note purchase agreement with Farmer Mac. As a result of the termination of this revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement with Farmer Mac discussed above, increased to $5,500 million, effective December 20, 2019.

Pursuant to the Farmer Mac revolving note purchase agreement, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans” for additional information on pledged collateral.

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

Table 29 displays the composition, by funding source, of our short-term borrowings as of February 29, 2020 and May 31, 2019. Member borrowings accounted for 71% of total short-term borrowings as of February 29, 2020, compared with 74% of total short-term borrowings as of May 31, 2019.

Table 29: Short-Term Borrowings—Funding Sources

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,030,615	71%	$2,663,110	74%
Capital markets	1,244,773	29	944,616	26
Total	$4,275,388	100%	$3,607,726	100%

Table 30 displays the composition, by product type, of our short-term borrowings as of February 29, 2020 and
May 31, 2019.

Table 30: Short-Term Borrowings

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,244,773	5%	$944,616	4%
Commercial paper to members, at par	1,046,043	4	1,111,795	4
Total commercial paper	2,290,816	9	2,056,411	8
Select notes to members	1,352,309	5	1,023,952	4
Daily liquidity fund notes to members	360,016	2	298,817	1
Medium-term notes sold to members	272,247	1	228,546	1
Total short-term borrowings	$4,275,388	17%	$3,607,726	14%

Our short-term borrowings totaled $4,275 million and accounted for 17% of total debt outstanding as of February 29, 2020, compared with $3,608 million, or 14% of total debt outstanding as of May 31, 2019. Of the total commercial paper, $1,245 million, or 5% of total debt outstanding, was issued to dealers as of February 29, 2020, compared with $945 million, or 4% of total debt outstanding, that was issued to dealers as of May 31, 2019. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future.

Long-Term and Subordinated Debt

In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” In September 2019, we filed a new shelf registration statement for our collateral trust bonds under which we can issue an unlimited amount of collateral trust bonds until September 2022. On February 5, 2020, we issued $500 million aggregate principal amount of 2.40% collateral trust bonds due 2030 and $500 million aggregate principal amount of 1.75% dealer medium-term notes due 2022. See “Item 7. MD&A—Liquidity Risk” in our 2019 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $21,517 million and accounted for 83% of total debt outstanding as of February 29, 2020, from $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. Table 31 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 29, 2020.

Table 31: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Nine Months Ended February 29, 2020
(Dollars in thousands)	Issuances	Repayments(2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$500,000	$705,000	$(205,000)
Guaranteed Underwriter Program notes payable	325,000	70,104	254,896
Farmer Mac notes payable	—	227,574	(227,574)
Medium-term notes sold to members	171,592	164,683	6,909
Medium-term notes sold to dealers	509,904	357,173	152,731
Other notes payable	—	9,565	(9,565)
Members’ subordinated certificates	2,993	19,749	(16,756)
Total	$1,509,489	$1,553,848	$(44,359)
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.
(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 32 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of February 29, 2020.

Table 32: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2020	$135,076	1%
May 31, 2021	1,999,024	9
May 31, 2022	2,493,775	11
May 31, 2023	1,212,801	6
May 31, 2024	1,107,120	5
Thereafter	14,569,285	68
Total	$21,517,081	100%
____________________________
(1)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $237 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio, which totaled $637 million and $653 million as of February 29, 2020 and May 31, 2019, respectively, composed of equity securities and debt securities classified as held to maturity. Pursuant to our investment policy and guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P or BBB- or higher by Fitch, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

The decrease in our investment portfolio of $16 million during the nine months ended February 29, 2020, was primarily attributable to the redemption by Farmer Mac of its Series B non-cumulative preferred stock on June 12, 2019, at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of the redemption date, which equaled the per share redemption price.

Our investment portfolio is unencumbered and structured so that the securities generally have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements. We initially structured our investment portfolio to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs. Because we had the positive intent and ability to hold purchased debt securities to maturity, we designated these securities as held to maturity and included them in our held-to-maturity investment portfolio. Our held-to-maturity investment portfolio totaled $572 million and $565 million as of February 29, 2020 and May 31, 2019, respectively. The average contractual maturity and weighted average coupon of our held-to-maturity investment securities was three years and 2.87%, respectively, as of February 29, 2020.

We continued to have the positive intent and ability to hold to maturity debt securities in our held-to-maturity investment portfolio as of February 29, 2020. As such, these securities were classified as held to maturity on our condensed consolidated balance sheet as of this date. As discussed above under “Liquidity Update,” subsequent to the end of the current quarter, management revised its objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executed a plan for the orderly liquidation of a portion of debt securities in our investment portfolio due to the extreme volatility and disruptions in the capital and credit markets in early March 2020. We therefore transferred the securities in our held-to-maturity investment portfolio to trading and, in conjunction with the transfer, recognized an unrealized gain of $2 million in earnings in the fourth quarter of fiscal year 2020. As noted above, we subsequently suspended the execution of the plan for the orderly liquidation of a portion of debt securities in our investment portfolio.

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

Table 33 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ending August 31, 2021. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of February 29, 2020, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 33: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

4Q FY 2020	$965	$360	$55	$1,380	$237	$534	$414	$1,185	$153
1Q FY 2021	550	377	—	927	596	536	—	1,132	(34)
2Q FY 2021	750	344	—	1,094	585	374	—	959	(21)
3Q FY 2021	850	324	—	1,174	397	473	—	870	150
4Q FY 2021	500	321	—	821	580	326	—	906	94
1Q FY 2022	545	325	—	870	480	411	—	891	53
Total	$4,160	$2,051	$55	$6,266	$2,875	$2,654	$414	$5,943	$395
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending August 31, 2021.
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

As displayed in Table 33, we currently project long-term advances of $1,917 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,405 million by approximately $512 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 34 displays our credit ratings as of February 29, 2020. During the current quarter, Moody's, S&P and Fitch affirmed our ratings and outlook. Our credit ratings as of February 29, 2020 are unchanged from May 31, 2019, and as of the date of the filing of this Report.

Table 34: Credit Ratings

February 29, 2020
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

Financial Ratios

Our debt-to-equity ratio increased to 30.73 as of February 29, 2020, from 19.80 as of May 31, 2019, due to the combined impact of an increase in debt to fund loan growth, an increase in derivative liabilities and a decrease in equity resulting from our reported net loss of $359 million and the patronage capital retirement of $63 million during the first quarter of fiscal year 2020.

Our adjusted debt-to-equity ratio increased to 5.80 as of February 29, 2020, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt outstanding to fund loan growth. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 29, 2020.

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

Table 35 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of February 29, 2020. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% and 11% of our total loan portfolio as of February 29, 2020 and May 31, 2019, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 35: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/20	Two Years 6/1/20 to 5/31/22	Two Years 6/1/22 to 5/31/24	Five Years 6/1/24 to 5/31/29	10 Years 6/1/29 to 5/31/39	6/1/39 and Thereafter	Total
Asset amortization and repricing	$447	$3,450	$2,951	$6,230	$7,780	$3,658	$24,516
Liabilities and members’ equity:
Long-term debt (1)(2)	$417	$4,602	$2,469	$6,227	$5,500	$2,017	$21,232
Subordinated deferrable debt and subordinated certificates(2)(3)	3	37	410	609	152	808	2,019
Members’ equity (4)	—	21	28	110	308	1,059	1,526
Total liabilities and members’ equity	$420	$4,660	$2,907	$6,946	$5,960	$3,884	$24,777
Gap (5)	$27	$(1,210)	$44	$(716)	$1,820	$(226)	$(261)

Cumulative gap	27	(1,183)	(1,139)	(1,855)	(35)	(261)
Cumulative gap as a % of total assets	0.10%	(4.23)%	(4.08)%	(6.64)%	(0.13)%	(0.93)%
Cumulative gap as a % of adjusted total assets(6)	0.10	(4.25)	(4.09)	(6.67)	(0.13)	(0.94)
____________________________
(1)Includes long-term fixed-rate debt and the net impact of our interest rate swaps.

(2) The maturity presented for debt is based on the call date.
(3)Represents the amount of subordinated deferrable debt and subordinated certificates allocated to fund fixed-rate assets.
(4)Represents the portion of members’ equity and loan loss allowance allocated to fund fixed-rate assets. See Table 40: Members’ Equity below under “Non-GAAP Financial Measures” for a reconciliation of total CFC equity to members’ equity.
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

As indicated above in Table 35, we were in a prefunded position of $261 million as of February 29, 2020, rather than our typical warehouse position. The prefunded position was primarily attributable to our issuance of long‐term fixed-rate debt at an attractive coupon rate due to a relative flat yield curve environment. We do not expect to maintain a prefunded position as we expect to continue to fund long-term fixed-rate loans in the future.

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

Statements of Operations Non-GAAP Adjustments

Table 36 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures for the three and nine months ended February 29, 2020 and February 28, 2019. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 36: Adjusted Financial Measures—Income Statement

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest expense	$(203,040)	$(207,335)	$(624,182)	$(621,732)
Include: Derivative cash settlements expense	(14,354)	(9,799)	(39,547)	(34,433)
Adjusted interest expense	$(217,394)	$(217,134)	$(663,729)	$(656,165)

Net interest income	$84,155	$78,231	$240,065	$223,578
Include: Derivative cash settlements expense	(14,354)	(9,799)	(39,547)	(34,433)
Adjusted net interest income	$69,801	$68,432	$200,518	$189,145

Net income (loss)	$(276,969)	$(71,471)	$(359,448)	$96,233
Exclude: Derivative forward value losses	(323,582)	(122,375)	(510,664)	(27,215)
Adjusted net income	$46,613	$50,904	$151,216	$123,448

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements expense in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 37 displays the calculation of our TIER and adjusted TIER for the three and nine months ended February 29, 2020 and February 28, 2019.

Table 37: TIER and Adjusted TIER

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
TIER (1)	(0.36)	0.66	0.42	1.15

Adjusted TIER (2)	1.21	1.23	1.23	1.19
____________________________
(1)TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2)Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 38 provides a reconciliation between our total liabilities and total equity and the amounts used to calculate our adjusted debt-to-equity ratio as of February 29, 2020 and May 31, 2019. As indicated in Table 38, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 38: Adjusted Financial Measures—Balance Sheet

(Dollars in thousands)	February 29, 2020	May 31, 2019
Total liabilities	$27,065,441	$25,820,490
Exclude:
Derivative liabilities	979,610	391,724
Debt used to fund loans guaranteed by RUS	148,735	153,991
Subordinated deferrable debt	986,072	986,020
Subordinated certificates	1,340,373	1,357,129
Adjusted total liabilities	$23,610,651	$22,931,626

Total equity	$880,741	$1,303,882
Exclude:
Prior fiscal year-end cumulative derivative forward value losses	(354,704)	(34,974)
Current year derivative forward value losses	(510,664)	(319,730)
Accumulated other comprehensive income attributable to derivatives(1)	2,236	2,571
Include:
Subordinated deferrable debt	986,072	986,020
Subordinated certificates	1,340,373	1,357,129
Adjusted total equity	$4,070,318	$3,999,164
____________________________
(1) Represents AOCI related to derivatives. See “Note 10—Equity” for the components of AOCI.

Table 39 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 29, 2020 and May 31, 2019.

Table 39: Debt-to-Equity Ratio

	February 29, 2020	May 31, 2019
Debt-to-equity ratio (1)	30.73	19.80
Adjusted debt-to-equity ratio (2)	5.80	5.73
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities as of the end of the period divided by adjusted total equity as of the end of the period.

Members’ Equity

Members’ equity represents equity attributable to CFC members. Table 40 provides a reconciliation of members’ equity to total CFC equity as of February 29, 2020 and May 31, 2019.

Table 40: Members’ Equity

(Dollars in thousands)	February 29, 2020	May 31, 2019
Members’ equity:
Total CFC equity	$856,905	$1,276,735
Excludes:
Accumulated other comprehensive loss	(45)	(147)
Current period-end cumulative derivative forward value losses	(857,369)	(348,965)
Subtotal	(857,414)	(349,112)
Members’ equity	$1,714,319	$1,625,847

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest income	$287,195	$285,566	$864,247	$845,310
Interest expense	(203,040)	(207,335)	(624,182)	(621,732)
Net interest income	84,155	78,231	240,065	223,578
Benefit (provision) for loan losses	(2,382)	(182)	(1,367)	1,715
Net interest income after benefit (provision) for loan losses	81,773	78,049	238,698	225,293
Non-interest income:
Fee and other income	3,647	3,714	18,430	11,220
Derivative losses	(337,936)	(132,174)	(550,211)	(61,648)
Unrealized gains (losses) on equity securities	749	2,144	2,255	(201)
Total non-interest income	(333,540)	(126,316)	(529,526)	(50,629)
Non-interest expense:
Salaries and employee benefits	(12,895)	(13,020)	(38,565)	(38,094)
Other general and administrative expenses	(12,374)	(9,978)	(36,802)	(31,979)
Losses on early extinguishment of debt	(69)	—	(683)	(7,100)
Other non-interest (expense) income	(290)	(355)	6,574	(1,104)
Total non-interest expense	(25,628)	(23,353)	(69,476)	(78,277)
Income (loss) before income taxes	(277,395)	(71,620)	(360,304)	96,387
Income tax benefit (expense)	426	149	856	(154)
Net income (loss)	(276,969)	(71,471)	(359,448)	96,233
Less: Net loss attributable to noncontrolling interests	1,405	539	3,054	60
Net income (loss) attributable to CFC	$(275,564)	$(70,932)	$(356,394)	$96,293

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income (loss)	$(276,969)	$(71,471)	$(359,448)	$96,233
Other comprehensive income (loss):
Unrealized gains on cash flow hedge	—	—	—	1,059
Reclassification of derivative gains to net income	(109)	(115)	(335)	(354)
Defined benefit plan adjustments	146	130	437	392
Other comprehensive income	37	15	102	1,097
Total comprehensive income (loss)	(276,932)	(71,456)	(359,346)	97,330
Less: Total comprehensive loss attributable to noncontrolling interests	1,405	539	3,054	60
Total comprehensive income (loss) attributable to CFC	$(275,527)	$(70,917)	$(356,292)	$97,390

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 29, 2020	May 31, 2019
Assets:
Cash and cash equivalents	$55,616	$177,922
Restricted cash	7,812	8,282
Total cash, cash equivalents and restricted cash	63,428	186,204
Investment securities:
Equity securities	64,558	87,533
Debt securities held-to-maturity, at amortized cost	571,975	565,444
Total investment securities	636,533	652,977
Loans to members	26,822,530	25,916,904
Less: Allowance for loan losses	(18,902)	(17,535)
Loans to members, net	26,803,628	25,899,369
Accrued interest receivable	124,357	133,605
Other receivables	34,520	36,712
Fixed assets, net	121,220	120,627
Derivative assets	118,067	41,179
Other assets	44,429	53,699
Total assets	$27,946,182	$27,124,372

Liabilities:
Accrued interest payable	$190,628	$158,997
Debt outstanding:
Short-term borrowings	4,275,388	3,607,726
Long-term debt	19,190,693	19,210,793
Subordinated deferrable debt	986,072	986,020
Members’ subordinated certificates:
Membership subordinated certificates	630,479	630,474
Loan and guarantee subordinated certificates	487,724	505,485
Member capital securities	222,170	221,170
Total members’ subordinated certificates	1,340,373	1,357,129
Total debt outstanding	25,792,526	25,161,668
Deferred income	52,752	57,989
Derivative liabilities	979,610	391,724
Other liabilities	49,925	50,112
Total liabilities	27,065,441	25,820,490

Equity:
CFC equity:
Retained equity	856,950	1,276,882
Accumulated other comprehensive loss	(45)	(147)
Total CFC equity	856,905	1,276,735
Noncontrolling interests	23,836	27,147
Total equity	880,741	1,303,882
Total liabilities and equity	$27,946,182	$27,124,372

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended February 29, 2020
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894
Net loss	—	—	—	(275,564)	(275,564)	—	(275,564)	(1,405)	(276,969)
Other comprehensive income	—	—	—	—	—	37	37	—	37
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(177)	—	—	—	(177)	—	(177)	(44)	(221)
Balance as of February 29, 2020	$2,266	$797,756	$759,097	$(702,169)	$856,950	$(45)	$856,905	$23,836	$880,741

	Nine Months Ended February 29, 2020
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net loss	—	—	—	(356,394)	(356,394)	—	(356,394)	(3,054)	(359,448)
Other comprehensive income	—	—	—	—	—	102	102	—	102
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(716)	—	—	—	(716)	—	(716)	1,676	960
Balance as of February 29, 2020	$2,266	$797,756	$759,097	$(702,169)	$856,950	$(45)	$856,905	$23,836	$880,741

	Three Months Ended February 28, 2019
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138
Net loss	—	—	—	(70,932)	(70,932)	—	(70,932)	(539)	(71,471)
Other comprehensive income	—	—	—	—	—	15	15	—	15
Patronage capital retirement	—	—	—	—	—	—	—	(2,908)	(2,908)
Other	(128)	—	—	—	(128)	—	(128)	(34)	(162)
Balance as of February 28, 2019	$2,272	$763,986	$687,785	$68,653	$1,522,696	$847	$1,523,543	$29,069	$1,552,612

	Nine Months Ended February 28, 2019
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income	—	—	—	96,293	96,293	—	96,293	(60)	96,233
Other comprehensive income	—	—	—	—	—	1,097	1,097	—	1,097
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	(2,908)	(50,415)
Other	(673)	—	—	—	(673)	—	(673)	517	(156)
Balance as of February 28, 2019	$2,272	$763,986	$687,785	$68,653	$1,522,696	$847	$1,523,543	$29,069	$1,552,612

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income (loss)	$(359,448)	$96,233
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(6,999)	(7,650)
Amortization of debt issuance costs and deferred charges	6,870	8,067
Amortization of discount on long-term debt	8,029	8,036
Amortization of issuance costs for bank revolving lines of credit	3,854	4,056
Depreciation and amortization	7,219	6,693
Provision (benefit) for loan losses	1,367	(1,715)
Loss on early extinguishment of debt	683	7,100
Gain on sale of land	(7,713)	—
Unrealized (gains)/losses on equity securities	(2,255)	201
Derivative forward value losses	510,664	27,215
Changes in operating assets and liabilities:
Accrued interest receivable	9,248	(3,228)
Accrued interest payable	31,631	41,227
Deferred income	2,112	2,351
Other	(5,310)	(14,900)
Net cash provided by operating activities	199,952	173,686

Cash flows from investing activities:
Advances on loans, net	(905,437)	(838,942)
Investment in fixed assets	(8,153)	(10,254)
Proceeds from sale of land	21,268	—
Net proceeds from time deposits	—	100,000
Proceeds from redemption of equity securities	25,000	—
Purchases of held-to-maturity debt securities	(76,339)	(66,039)
Proceeds from maturities of held-to-maturity debt securities	69,726	25,252
Net cash used in investing activities	(873,935)	(789,983)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	618,527	(176,885)
Proceeds from short-term borrowings with original maturity greater than 90 days	1,920,660	1,028,749
Repayments of short term-debt with original maturity greater than 90 days	(1,871,525)	(995,833)
Payments for issuance costs for revolving bank lines of credit	(1,025)	(2,382)
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,499,236	3,178,198
Payments for retirement of long-term debt	(1,534,099)	(2,344,199)
Payments made for early extinguishment of debt	(683)	(7,100)
Payments for issuance costs for subordinated deferrable debt	(84)	—
Proceeds from issuance of members’ subordinated certificates	2,993	1,781
Payments for retirement of members’ subordinated certificates	(19,749)	(24,366)
Payments for retirement of patronage capital	(63,035)	(49,860)
Repayments for membership fees, net	(9)	(2)
Net cash provided by financing activities	551,207	608,101
Net decrease in cash, cash equivalents and restricted cash	(122,776)	(8,196)
Beginning cash, cash equivalents and restricted cash	186,204	238,824
Ending cash, cash equivalents and restricted cash	$63,428	$230,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$566,567	$562,714
Cash paid for income taxes	18	93

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of February 29, 2020 or May 31, 2019. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million as of both February 29, 2020 and May 31, 2019.

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

Interest Income

The following table presents interest income, by interest-earning asset category, for the three and nine months ended February 29, 2020 and February 28, 2019.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$261,036	$251,149	$780,228	$756,290
Long-term variable-rate loans	7,552	10,711	25,439	30,158
Line of credit loans	13,378	17,178	42,089	40,563
TDR loans(2)	210	209	628	638
Other income, net(3)	(419)	(291)	(990)	(867)
Total loans	281,757	278,956	847,394	826,782
Cash, time deposits and investment securities	5,438	6,610	16,853	18,528
Total interest income	$287,195	$285,566	$864,247	$845,310
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructured (“TDR”) loans.
(3)Consists of late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $53 million and $58 million as of February 29, 2020 and May 31, 2019, respectively, consists primarily of deferred loan conversion fees totaling $46 million and $52 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for the three and nine months ended February 29, 2020 and February 28, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest expense by debt product type:(1)(2)
Short-term borrowings	$21,185	$27,070	$66,119	$69,108
Medium-term notes	30,860	34,329	94,376	100,555
Collateral trust bonds	62,914	61,405	192,818	208,044
Guaranteed Underwriter Program notes payable	39,708	36,911	119,927	107,259
Farmer Mac notes payable	21,220	23,691	68,948	64,499
Other notes payable	97	302	581	946
Subordinated deferrable debt	12,881	9,416	38,647	28,250
Subordinated certificates	14,175	14,211	42,766	43,071
Total interest expense	$203,040	$207,335	$624,182	$621,732
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

Recent Accounting Changes and Other Developments

Accounting Standards Adopted in Fiscal Year 2020

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk management activities and simplifies certain hedge documentation and assessment requirement. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. We adopted this guidance on June 1, 2019. Hedge accounting is elective, and we currently apply hedge accounting on a limited basis, specifically when we enter into treasury rate lock agreements. The adoption of this guidance did not have an impact on our consolidated financial statements or cash flows. If we continue to elect not to apply hedge accounting to our interest rate swaps, the guidance will not have an impact on our consolidated financial statements or cash flows.

Receivables—Nonrefundable Fees and Other Cost

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) , which shortens the amortization period for the premium on certain callable debt securities to the earliest call date rather the maturity date. The guidance is applicable to any individual debt security, purchased at a premium, with an explicit and noncontingent call feature with a fixed price on a preset date. The guidance does not impact the accounting for purchased callable debt securities held at a discount. The guidance is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance on June 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or cash flows.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides new guidance that is intended to improve financial reporting about leasing transactions. The new guidance requires the recognition of a right-of use asset and lease liability on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance. It also requires new disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We adopted this guidance on June 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or cash flows.

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or cash flows.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss (“CECL”) model for financial assets carried at amortized cost, including loans and held-to-maturity debt securities. CECL requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also expands credit quality disclosures and amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. A modified retrospective approach is required at adoption with a cumulative effect adjustment to retained earnings as of the adoption date. The effective date for our adoption of CECL is June 1, 2020.

We have made significant efforts in completing the development of our CECL model and are conducting parallel runs and testing of the model, validating data inputs and making refinements as necessary. We are also identifying and fulfilling additional data needs for new disclosures and reporting requirements, drafting accounting policies and refining our procedures, controls and governance documentation to comply with CECL. We expect to continue these efforts through the remainder of fiscal year 2020. Due to the significant uncertainty of the impact of the current outbreak of a novel strain of coronavirus (“COVID-19”) on the economy, the business operations of our members and credit quality of our loan portfolio, we currently are unable to provide an estimate of the impact of CECL on our allowance for loan losses at adoption. The ultimate impact of CECL on our allowance for loan losses will depend on the size, composition and credit quality of our portfolio at the time of adoption, as well as any refinements to our models, methodology and other key assumptions.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s condensed consolidated financial statements, after intercompany eliminations, as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Total loans outstanding	$1,039,622	$1,087,988
Other assets	11,284	10,963
Total assets	$1,050,906	$1,098,951

Long-term debt	$—	$6,000
Other liabilities	34,671	33,385
Total liabilities	$34,671	$39,385

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,018,833	1,059,629
Credit enhancements:
CFC third-party guarantees	12,564	10,091
Other credit enhancements	10,511	14,251
Total credit enhancements(2)	23,075	24,342
Total outstanding commitments	1,041,908	1,083,971
CFC available credit commitments	$4,458,092	$4,416,029
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $23 million as of February 29, 2020. The maturities for obligations guaranteed by CFC extend through 2031.

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

Equity Securities

The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Equity securities at fair value:
Farmer Mac—Series A, B and C non-cumulative preferred stock	$59,200	$82,445
Farmer Mac—class A common stock	5,358	5,088
Total equity securities at fair value	$64,558	$87,533

We recognized net unrealized gains on our investments in equity securities of $1 million and $2 million during the three and nine months ended February 29, 2020, respectively. We recognized net unrealized gains on our investments in equity securities of $2 million during the three months ended February 28, 2019 and net unrealized losses of less than $1 million during the nine months ended February 28, 2019. These unrealized amounts are reported as a component of non-interest income on our condensed consolidated statements of operations.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our debt securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of February 29, 2020 and May 31, 2019.

	February 29, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held-to-maturity:
Certificates of deposit	$9,135	$1	$—	$9,136
Commercial paper	2,494	—	—	2,494
U.S. treasury and agency debt securities	4,569	266	—	4,835
Corporate debt securities	485,409	13,327	(27)	498,709
Commercial MBS:
Agency	7,213	553	—	7,766
Non-agency	3,327	—	(5)	3,322
Total commercial MBS	10,540	553	(5)	11,088
U.S. state and municipality debt securities	9,602	699	—	10,301
Foreign government debt securities	1,264	68	—	1,332
Other ABS(1)	48,962	566	—	49,528
Total debt securities held-to-maturity	$571,975	$15,480	$(32)	$587,423

	May 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held-to-maturity:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	12,395	—	—	12,395
U.S. agency debt securities	3,207	108	—	3,315
Corporate debt securities	478,578	4,989	(912)	482,655
Commercial MBS:
Agency	7,255	291	—	7,546
Non-agency	3,453	—	(7)	3,446
Total commercial MBS	10,708	291	(7)	10,992
U.S. state and municipality debt securities	9,608	352	—	9,960
Foreign government debt securities	1,254	42	—	1,296
Other ABS(1)	48,694	290	(48)	48,936
Total debt securities held-to-maturity	$565,444	$6,072	$(967)	$570,549
____________________________
(1) Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of February 29, 2020 and May 31, 2019. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	February 29, 2020
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held-to-maturity:
Corporate debt securities	$5,470	$(2)	$4,783	$(25)	$10,253	$(27)
Commercial MBS, non-agency	3,318	(5)	—	—	3,318	(5)
Other ABS(1) (2)	9	—	—	—	9	—
Total debt securities held-to-maturity	$8,797	$(7)	$4,783	$(25)	$13,580	$(32)

	May 31, 2019
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held-to-maturity:
Commercial paper(2)	$2,688	$—	$—	$—	$2,688	$—
Corporate debt securities	45,999	(198)	164,086	(714)	210,085	(912)
Commercial MBS, non-agency	1,996	(4)	1,448	(3)	3,444	(7)
Other ABS(1)	1,982	(4)	13,840	(44)	15,822	(48)
Total debt securities held-to-maturity	$52,665	$(206)	$179,374	$(761)	$232,039	$(967)
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.
(2)Unrealized losses on the other ABS and commercial paper investments are less than $1,000.

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 12 as of February 29, 2020. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our held-to-maturity investment securities as of February 29, 2020 and May 31, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

	February 29, 2020
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$8,135	$1,000	$—	$—	$9,135
Commercial paper	2,494	—	—	—	2,494
U.S. treasury and agency debt securities	—	3,217	1,352	—	4,569
Corporate debt securities	70,757	406,648	8,004	—	485,409
Commercial MBS:
Agency	—	7,213	—	—	7,213
Non-agency	—	—	—	3,327	3,327
Total commercial MBS	—	7,213	—	3,327	10,540
U.S. state and municipality debt securities	—	9,602	—	—	9,602
Foreign government debt securities	—	1,264	—	—	1,264
Other ABS(1)	347	46,051	2,564	—	48,962
Total	$81,733	$474,995	$11,920	$3,327	$571,975

Fair value:
Certificates of deposit	$8,136	$1,000	$—	$—	$9,136
Commercial paper	2,494	—	—	—	2,494
U.S. treasury and agency debt securities	—	3,409	1,426	—	4,835
Corporate debt securities	70,991	419,455	8,263	—	498,709
Commercial MBS:
Agency	—	7,766	—	—	7,766
Non-Agency	—	—	—	3,322	3,322
Total commercial MBS	—	7,766	—	3,322	11,088
U.S. state and municipality debt securities	—	10,301	—	—	10,301
Foreign government debt securities	—	1,332	—	—	1,332
Other ABS(1)	347	46,583	2,598	—	49,528
Total	$81,968	$489,846	$12,287	$3,322	$587,423

Weighted average coupon(2)	2.48%	2.94%	2.73%	2.49%	2.87%

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

The average contractual maturity and weighted average coupon of our held-to-maturity investment securities was three years and 2.87%, respectively, as of February 29, 2020. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of February 29, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realized Gains and Losses

We did not sell any of our debt securities during the three and nine months ended February 29, 2020, and therefore have not recorded any realized gains or losses. In connection with Farmer Mac’s early redemption of its Series B non-cumulative preferred stock, we recorded a realized loss on equity securities of $0.2 million for the nine months ended February 29, 2020.

Subsequent Events

In light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, among others, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities in our investment portfolio. We therefore transferred the securities in our held-to-maturity investment portfolio to trading and, in conjunction with the transfer, recognized an unrealized gain of $2 million in earnings in the fourth quarter of fiscal year 2020. We subsequently suspended the plan for the orderly liquidation of a portion of debt securities in our investment portfolio.

NOTE 4—LOANS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of February 29, 2020 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$24,087,516	$—	$23,094,253	$—
Variable rate	931,642	5,445,168	1,066,880	5,448,636
Total long-term loans	25,019,158	5,445,168	24,161,133	5,448,636
Lines of credit	1,791,943	7,848,155	1,744,531	7,788,922
Total loans outstanding	26,811,101	13,293,323	25,905,664	13,237,558
Deferred loan origination costs	11,429	—	11,240	—
Loans to members	$26,822,530	$13,293,323	$25,916,904	$13,237,558

Member class:
CFC:
Distribution	$20,997,144	$8,743,436	$20,155,266	$8,773,018
Power supply	4,681,862	3,518,993	4,578,841	3,466,680
Statewide and associate	92,473	169,893	83,569	165,687
Total CFC	25,771,479	12,432,322	24,817,676	12,405,385
NCSC	686,061	542,323	742,888	552,840
RTFC	353,561	318,678	345,100	279,333
Total loans outstanding	26,811,101	13,293,323	25,905,664	13,237,558
Deferred loan origination costs	11,429	—	11,240	—
Loans to members	$26,822,530	$13,293,323	$25,916,904	$13,237,558
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of February 29, 2020 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Line of credit loans	$7,848,155	$71,827	$3,988,057	$566,254	$1,269,017	$1,010,428	$942,572
Long-term loans	5,445,168	122,358	481,510	1,280,976	935,815	1,678,346	946,163
Total	$13,293,323	$194,185	$4,469,567	$1,847,230	$2,204,832	$2,688,774	$1,888,735

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of February 29, 2020, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,445 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,293 million as of February 29, 2020 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,293 million and $10,294 million as of February 29, 2020 and May 31, 2019, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,000 million and $2,944 million as of February 29, 2020 and May 31, 2019, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of February 29, 2020.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2020	2021	2022	2023	2024	Thereafter
Committed lines of credit	$3,000,139	$370	$266,022	$172,506	$1,046,556	$711,660	$803,025

Loan Sales

We transfer, from time to time, loans to third parties. We sold CFC loans with outstanding balances totaling $87 million, at par for cash, during the nine months ended February 29, 2020. We did not have any loan sales during the nine months ended February 28, 2019. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under USDA’s Guaranteed Underwriter Program

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of February 29, 2020 and May 31, 2019. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,340,565	$8,775,231
RUS-guaranteed loans qualifying as permitted investments	130,101	134,678
Total pledged collateral	$8,470,666	$8,909,909
Collateral trust bonds outstanding	7,422,711	7,622,711

1994 indenture:
Distribution system mortgage notes	$44,882	$47,331
Collateral trust bonds outstanding	35,000	40,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,729,209	$3,751,798
Notes payable outstanding	2,827,340	3,054,914

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$9,200	$10,349
Cash	—	415
Total pledged collateral	$9,200	$10,764
Notes payable outstanding	7,567	9,225

Federal Financing Bank:
Distribution and power supply system mortgage notes	$6,543,954	$6,157,218
Notes payable outstanding	5,665,403	5,410,507

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States, with a total of 894 borrowers located in 49 states as of February 29, 2020. Loans to borrowers in Texas accounted for approximately 16% and 15% of total loans outstanding as of February 29, 2020 and May 31, 2019, respectively, representing the largest concentration of outstanding loans to borrowers and the largest number of borrowers in any one state.

Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of February 29, 2020, unchanged from May 31, 2019. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The outstanding loan exposure for our 20 largest borrowers was 22% as of both February 29, 2020 and May 31, 2019. The 20

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

largest borrowers consisted of 11 distribution systems and nine power supply systems as of February 29, 2020. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both February 29, 2020 and May 31, 2019.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $577 million and $619 million as of February 29, 2020 and May 31, 2019, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of February 29, 2020. Also, we had long-term loans totaling $149 million and $154 million as of February 29, 2020 and May 31, 2019, respectively, guaranteed by RUS.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings as of February 29, 2020 and May 31, 2019. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we group the outstanding loans in the borrower risk rating category of the guarantor parent company instead of the risk rating category of the subsidiary borrower for purposes of estimating the allowance for loan losses. The borrower risk ratings for loans outstanding presented in the tables below are based on this risk rating grouping.

	February 29, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,869,205	$8,617	$119,322	$—	$20,997,144
Power supply	4,634,423	—	47,439	—	4,681,862
Statewide and associate	76,232	16,241	—	—	92,473
CFC total	25,579,860	24,858	166,761	—	25,771,479
NCSC	686,061	—	—	—	686,061
RTFC	339,293	9,051	5,217	—	353,561
Total loans outstanding	$26,605,214	$33,909	$171,978	$—	$26,811,101

	May 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,022,193	$10,375	$122,698	$—	$20,155,266
Power supply	4,530,708	—	48,133	—	4,578,841
Statewide and associate	68,569	15,000	—	—	83,569
CFC total	24,621,470	25,375	170,831	—	24,817,676
NCSC	742,888	—	—	—	742,888
RTFC	339,508	—	5,592	—	345,100
Total loans outstanding	$25,703,866	$25,375	$176,423	$—	$25,905,664

The substantial majority of the loans in the substandard category are attributable to loans to one electric distribution cooperative borrower and its subsidiary totaling $167 million and $171 million as of February 29, 2020 and May 31, 2019, respectively. The electric distribution cooperative borrower owns and operates a distribution and transmission system. Several years ago, it established a subsidiary to deploy retail broadband service in underserved rural communities. Although the borrower has experienced financial difficulties due to recent net losses and liquidity constraints, the borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower, which operates in a territory that is not rate-regulated, increased its electric and broadband rates in March 2019 and has begun taking other actions to improve its financial performance and liquidity. All of the loans outstanding to this borrower were secured under our typical collateral requirements for long-term loan advances as of February 29, 2020. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of February 29, 2020.

Payment Status of Loans

The following tables present the payment status of loans outstanding by member class as of February 29, 2020 and May 31, 2019. As indicated in the table, we did not have any past due loans as of either February 29, 2020 or May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 29, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,997,144	$—	$—	$—	$20,997,144	$—
Power supply	4,681,862	—	—	—	4,681,862	—
Statewide and associate	92,473	—	—	—	92,473	—
CFC total	25,771,479	—	—	—	25,771,479	—
NCSC	686,061	—	—	—	686,061	—
RTFC	353,561	—	—	—	353,561	—
Total loans outstanding	$26,811,101	$—	$—	$—	$26,811,101	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,155,266	$—	$—	$—	$20,155,266	$—
Power supply	4,578,841	—	—	—	4,578,841	—
Statewide and associate	83,569	—	—	—	83,569	—
CFC total	24,817,676	—	—	—	24,817,676	—
NCSC	742,888	—	—	—	742,888	—
RTFC	345,100	—	—	—	345,100	—
Total loans outstanding	$25,905,664	$—	$—	$—	$25,905,664	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the nine months ended February 29, 2020. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of February 29, 2020 and May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 29, 2020			May 31, 2019
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$5,755	0.02%	$—	$6,261	0.03%	$—
RTFC	5,217	0.02	—	5,592	0.02	—
Total performing TDR loans	10,972	0.04	—	11,853	0.05	—
Total TDR loans	$10,972	0.04%	$—	$11,853	0.05%	$—

We did not have any TDR loans classified as nonperforming as of February 29, 2020 or May 31, 2019. TDR loans classified as performing as of February 29, 2020 and May 31, 2019 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. The TDR loan outstanding amount for RTFC relates to a loan with one borrower. During the quarter ended February 29, 2020, we amended the restructured loan agreement with the borrower to extend the maturity by two years. The loan will continue to amortize monthly through the extended maturity date and will remain on accrual status.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either February 29, 2020 or May 31, 2019.

We had no foregone interest income for loans on nonaccrual status during the three and nine months ended February 29, 2020 and February 28, 2019.

Impaired Loans

The following table provides information on loans classified as individually impaired as of February 29, 2020 and May 31, 2019.

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$5,755	$—	$6,261	$—

With a specific allowance recorded:
RTFC	5,217	1,065	5,592	1,021
Total impaired loans	$10,972	$1,065	$11,853	$1,021

The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three and nine months ended February 29, 2020 and February 28, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$5,755	$6,261	$143	$137
RTFC	5,300	5,800	67	72
Total impaired loans	$11,055	$12,061	$210	$209

	Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$5,918	$6,343	$424	$416
RTFC	5,423	5,924	204	222
Total impaired loans	$11,341	$12,267	$628	$638

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three and nine months ended February 29, 2020 and February 28, 2019.

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

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three and nine months ended February 29, 2020 and February 28, 2019.

	Three Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520
Provision for loan losses	153	47	2,182	2,382
Balance as of February 29, 2020	$13,229	$857	$4,816	$18,902

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904
Provision (benefit) for loan losses	146	116	(80)	182
Balance as of February 28, 2019	$12,320	$2,085	$2,681	$17,086

	Nine Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for loan losses	109	(1,150)	2,408	1,367
Balance as of February 29, 2020	$13,229	$857	$4,816	$18,902

	Nine Months Ended February 28, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for loan losses	20	3	(1,738)	(1,715)
Balance as of February 28, 2019	$12,320	$2,085	$2,681	$17,086

The following tables present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 29, 2020 and May 31, 2019.

	February 29, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,229	$857	$3,751	$17,837
Specific allowance	—	—	1,065	1,065
Total ending balance of the allowance	$13,229	$857	$4,816	$18,902

Recorded investment in loans:
Collectively evaluated loans	$25,765,724	$686,061	$348,344	$26,800,129
Individually evaluated loans	5,755	—	5,217	10,972
Total recorded investment in loans	$25,771,479	$686,061	$353,561	$26,811,101

Total recorded investment in loans, net(1)	$25,758,250	$685,204	$348,745	$26,792,199

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.12%	1.36%	0.07%

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
____________________________
(1)Excludes unamortized deferred loan origination costs of $11 million as of both February 29, 2020 and May 31, 2019.

As noted above in “Note 4—Loans,” we did not have any loans classified as nonperforming as of either February 29, 2020 or May 31, 2019.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both February 29, 2020 and May 31, 2019.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,275 million and accounted for 17% of total debt outstanding as of February 29, 2020, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. The following table provides comparative information on our short-term borrowings as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,244,773	$944,616
Commercial paper sold directly to members, at par	1,046,043	1,111,795
Total commercial paper	2,290,816	2,056,411
Select notes to members	1,352,309	1,023,952
Daily liquidity fund notes to members	360,016	298,817
Medium-term notes to members	272,247	228,546
Total short-term borrowings	$4,275,388	$3,607,726

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Committed Bank Revolving Line of Credit Agreements

We had $2,725 million and $2,975 million of commitments under committed bank revolving line of credit agreements as of February 29, 2020 and May 31, 2019, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 29, 2020 and May 31, 2019.

	February 29, 2020			May 31, 2019
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$—	$—	$—	$1,440	$—	$1,440	November 28, 2021	7.5 bps
3-year agreement	1,315	—	1,315	—	—	—	November 28, 2022	7.5 bps
Total 3-year agreement	1,315	—	1,315	1,440	—	1,440
5-year agreement	1,410	3	1,407	1,535	3	1,532	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,975	$3	$2,972
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of February 29, 2020 or May 31, 2019, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Secured long-term debt:
Collateral trust bonds	$7,457,711	$7,662,711
Unamortized discount	(239,133)	(244,643)
Debt issuance costs	(33,914)	(34,336)
Total collateral trust bonds	7,184,664	7,383,732
Guaranteed Underwriter Program notes payable	5,665,403	5,410,507
Farmer Mac notes payable	2,827,340	3,054,914
Other secured notes payable	7,567	9,225
Debt issuance costs	(133)	(178)
Total other secured notes payable	7,434	9,047
Total secured notes payable	8,500,177	8,474,468
Total secured long-term debt	15,684,841	15,858,200
Unsecured long-term debt:
Medium-term notes sold through dealers	3,115,106	2,962,375
Medium-term notes sold to members	403,989	397,080
Subtotal medium-term notes	3,519,095	3,359,455
Unamortized discount	(1,104)	(931)
Debt issuance costs	(17,778)	(19,399)
Total unsecured medium-term notes	3,500,213	3,339,125
Unsecured notes payable	5,794	13,701
Unamortized discount	(124)	(187)
Debt issuance costs	(31)	(46)
Total unsecured notes payable	5,639	13,468
Total unsecured long-term debt	3,505,852	3,352,593
Total long-term debt	$19,190,693	$19,210,793

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On February 5, 2020, we issued $500 million aggregate principal amount of 1.75% dealer medium-term notes due 2022.

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

On December 27, 2019, we redeemed $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020 at par.

On February 5, 2020, we issued $500 million aggregate principal amount of 2.40% collateral trust bonds due 2030.

Secured Notes Payable

We had outstanding secured notes payable totaling $5,665 million and $5,411 million as of February 29, 2020 and May 31, 2019, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. During the nine months ended February 29, 2020, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,525 million available for access under the Guaranteed Underwriter Program as of February 29, 2020.

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

We had one revolving note purchase agreement with Farmer Mac as of February 29, 2020, which allowed us to borrow up to $5,500 million from Farmer Mac. Under this revolving note purchase agreement, dated March 24, 2011, as amended, we can borrow up to $5,500 million as of February 29, 2020, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable totaling $2,827 million and $3,055 million as of February 29, 2020 and May 31, 2019, respectively, under this Farmer Mac revolving note purchase agreement. The available borrowing amount totaled $2,673 million as of February 29, 2020.

As of May 31, 2019, we had a second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, under which we could borrow up to $300 million at any time through December 20, 2023 at a fixed spread over London Interbank Offered Rate (“LIBOR”). This agreement also allowed us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no notes payable outstanding under this agreement as of May 31, 2019. On December 20, 2019, we terminated the $300 million revolving note purchase agreement with Farmer Mac. As a result of the termination of this revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement with Farmer Mac discussed above, increased to $5,500 million, effective December 20, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Farmer Mac revolving note purchase agreement, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Note 4—Loans” for additional information on pledged collateral.

Unsecured Notes Payable

On November 15, 2019, we redeemed the $6 million outstanding principal amount of our 9.07% notes payable due May 15, 2022, at a premium of less than $1 million.

We were in compliance with all covenants and conditions under our senior debt indentures as of February 29, 2020 and May 31, 2019.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of February 29, 2020 and May 31, 2019. See “Note 8—Subordinated Deferrable Debt” of our 2019 Form 10-K for additional information on the terms of our subordinated deferrable debt outstanding.

(Dollars in thousands)	February 29, 2020	May 31, 2019
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
5.50% due 2064 with a call date of May 15, 2024	250,000	250,000
Debt issuance costs	(13,928)	(13,980)
Total subordinated deferrable debt	$986,072	$986,020

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

We generally do not designate interest rate swaps, which represented all of our outstanding derivatives as of February 29, 2020, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). Net periodic cash settlements expense related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

Outstanding Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 29, 2020 and May 31, 2019. The substantial majority of our interest rate swaps use an index based on LIBOR for either the pay or receive leg of the swap agreement.

	February 29, 2020			May 31, 2019
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,761,122	2.77%	1.81%	$7,379,280	2.83%	2.60%
Receive-fixed swaps	2,699,000	2.53	2.75	3,399,000	3.25	2.56
Total interest rate swaps	9,460,122	2.70	2.08	10,778,280	2.97	2.58
Forward pay-fixed swaps	—			65,000
Total	$9,460,122			$10,843,280

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type, as of February 29, 2020 and May 31, 2019.

	February 29, 2020		May 31, 2019
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$118,067	$2,699,000	$41,179	$2,332,104

Derivative liabilities:
Interest rate swaps	$979,610	$6,761,122	$391,724	$8,511,176

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets and liabilities reported on our condensed consolidated balance sheets as of February 29, 2020 and May 31, 2019, and provides information on the impact of netting provisions and collateral pledged, if any.

	February 29, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$118,067	$—	$118,067	$118,067	$—	$—
Derivative liabilities:
Interest rate swaps	979,610	—	979,610	118,067	—	861,543

	May 31, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$41,179	$—	$41,179	$41,176	$—	$3
Derivative liabilities:
Interest rate swaps	391,724	—	391,724	41,176	—	350,548

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 29, 2020 and February 28, 2019.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Derivative losses attributable to:
Derivative cash settlements expense	$(14,354)	$(9,799)	$(39,547)	$(34,433)
Derivative forward value losses	(323,582)	(122,375)	(510,664)	(27,215)
Derivative losses	$(337,936)	$(132,174)	$(550,211)	$(61,648)

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 29, 2020. Both Moody’s and S&P had our ratings on stable outlook as of February 29, 2020. The following table displays the notional amounts of our derivative contracts with rating triggers as of February 29, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$45,860	$(10,614)	$—	$(10,614)
Falls below Baa1/BBB+	6,217,389	(554,316)	—	(554,316)
Falls to or below Baa2/BBB (2)	425,542	(25,911)	—	(25,911)
Falls below Baa3/BBB-	45,680	(13,992)	—	(13,992)
Total	$6,734,471	$(604,833)	$—	$(604,833)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $165 million as of February 29, 2020. These contracts were in an unrealized loss position of $50 million as of February 29, 2020.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% and 23% of the total outstanding notional amount of derivatives as of February 29, 2020 and May 31, 2019, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $633 million as of February 29, 2020.

NOTE 10—EQUITY

Total equity decreased by $423 million to $881 million as of February 29, 2020. The decrease was primarily attributable to our reported net loss of $359 million for the nine months ended February 29, 2020 and the patronage capital retirement of $63 million during the first quarter of fiscal year 2020.

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

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 40 of the last 41 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2019 Form 10-K for additional information.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the three and nine months ended February 29, 2020 and February 28, 2019.

	Three Months Ended February 29, 2020
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,345	$—	$(2,427)	$(82)
(Gains) losses reclassified into earnings	—	(109)	—	146	37
Ending balance	$—	$2,236	$—	$(2,281)	$(45)

	Three Months Ended February 28, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,800	$—	$(1,968)	$832
(Gains) losses reclassified into earnings	—	(115)	—	130	15
Ending balance	$—	$2,685	$—	$(1,838)	$847

	Nine Months Ended February 29, 2020
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives(1)	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan(2)	Total
Beginning balance	$—	$2,571	$—	$(2,718)	$(147)
(Gains) losses reclassified into earnings	—	(335)	—	437	102
Ending balance	$—	$2,236	$—	$(2,281)	$(45)

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

We expect to reclassify less than $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NOTE 11—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of February 29, 2020 and May 31, 2019.

(Dollars in thousands)	February 29, 2020	May 31, 2019
Total by type:
Long-term tax-exempt bonds(1)	$308,245	$312,190
Letters of credit(2)	343,970	379,001
Other guarantees	146,773	146,244
Total	$798,988	$837,435

Total by member class:
CFC:
Distribution	$249,078	$235,919
Power supply	531,950	586,717
Statewide and associate	5,395	4,708
CFC total	786,423	827,344
NCSC	12,565	8,517
RTFC	—	1,574
Total	$798,988	$837,435
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Long-term tax-exempt bonds of $308 million and $312 million as of February 29, 2020 and May 31, 2019, respectively, included $245 million and $247 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $63 million as of February 29, 2020 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $63 million and related interest through maturity, totaled $88 million as of February 29, 2020. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $344 million and $379 million as of February 29, 2020 and May 31, 2019, respectively, $110 million and $126 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of February 29, 2020. The maturities for the outstanding letters of credit as of February 29, 2020 extend through calendar year 2039.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 29, 2020, we may be required to issue up to an additional $70 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 29, 2020. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $147 million and $146 million as of February 29, 2020 and May 31, 2019, respectively, of which $25 million was secured as of both February 29, 2020 and May 31, 2019. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $355 million and $374 million and represented 44% and 45% of total guarantees as of February 29, 2020 and May 31, 2019, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $245 million of variable-rate tax-exempt bonds as of February 29, 2020, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 29, 2020 or the prior fiscal year.

Guarantee Liability

As of February 29, 2020 and May 31, 2019, we recorded a guarantee liability of $13 million and $14 million, respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both February 29, 2020 and May 31, 2019, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $12 million and $13 million as of February 29, 2020 and May 31, 2019, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of February 29, 2020 and May 31, 2019. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

	February 29, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$55,616	$55,616	$55,616	$—	$—
Restricted cash	7,812	7,812	7,812	—	—
Equity securities	64,558	64,558	64,558	—	—
Debt securities held-to-maturity	571,975	587,423	—	587,423	—
Deferred compensation investments	5,272	5,272	5,272	—	—
Loans to members, net	26,803,628	29,782,772	—	—	29,782,772
Accrued interest receivable	124,357	124,357	—	124,357	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	118,067	118,067	—	118,067	—

Liabilities:
Short-term borrowings	$4,275,388	$4,276,186	$—	$4,276,186	$—
Long-term debt	19,190,693	21,162,514	—	12,097,486	9,065,028
Accrued interest payable	190,628	190,628	—	190,628	—
Guarantee liability	13,041	13,370	—	—	13,370
Derivative liabilities	979,610	979,610	—	979,610	—
Subordinated deferrable debt	986,072	1,062,564	—	1,062,564	—
Members’ subordinated certificates	1,340,373	1,340,373	—	—	1,340,373

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,922	$177,922	$177,922	$—	$—
Restricted cash	8,282	8,282	8,282	—	—
Equity securities	87,533	87,533	87,533	—	—
Debt securities held-to-maturity	565,444	570,549	—	570,549	—
Deferred compensation investments	4,984	4,984	4,984	—	—
Loans to members, net	25,899,369	25,743,503	—	—	25,743,503
Accrued interest receivable	133,605	133,605	—	133,605	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	41,179	41,179	—	41,179	—

Liabilities:
Short-term borrowings	$3,607,726	$3,608,259	$—	$3,608,259	$—
Long-term debt	19,210,793	20,147,183	—	11,482,715	8,664,468
Accrued interest payable	158,997	158,997	—	158,997	—
Guarantee liability	13,666	13,307	—	—	13,307
Derivative liabilities	391,724	391,724	—	391,724	—
Subordinated deferrable debt	986,020	1,004,707	—	1,004,707	—
Members’ subordinated certificates	1,357,129	1,357,129	—	—	1,357,129

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the nine months ended February 29, 2020 and February 28, 2019.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of February 29, 2020 and May 31, 2019, and the classification of the valuation technique within the fair value hierarchy.

	February 29, 2020			May 31, 2019
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$64,558	$—	$64,558	$87,533	$—	$87,533
Deferred compensation investments	5,272	—	5,272	4,984	—	4,984
Derivative assets	—	118,067	118,067	—	41,179	41,179
Derivative liabilities	—	979,610	979,610	—	391,724	391,724

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring Fair Value

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis on our condensed consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate for impairment. Assets measured at fair value on a nonrecurring basis and still held during the nine months ended February 29, 2020 and February 28, 2019 consisted of certain impaired loans. Fair value measurement adjustments for individually impaired loans are recorded in the provision for loan losses on our condensed consolidated statements of operations. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy. We did not have any nonrecurring fair value measurement adjustments recorded in earnings attributable to these assets during the three and nine months ended February 29, 2020 and February 28, 2019.

Significant Unobservable Level 3 Inputs

Impaired Loans

The fair value of impaired loans is typically measured based on the present value of expected future cash flows. Our estimate of expected future cash flows incorporates, among other items, assumptions regarding default rates, loss severities, the amounts and timing of prepayments, as well as the characteristics of the loan. If we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, the fair value of the collateral less estimated costs to sell is used as the basis for measuring fair value. We employ various approaches and techniques to determine the fair value of collateral-dependent loans, including developing market multiples and obtaining valuations from third-party specialists. The significant unobservable inputs used in measuring the fair value of collateral-dependent loans include estimated cash flows before interest, taxes, depreciation and amortization and market multiples for comparable companies. Our Credit Risk Management group reviews the unobservable inputs to assess the reasonableness of the assumptions used and the accuracy of the work performed. We did not have any impaired collateral-dependent loans as of February 29, 2020 or May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three and nine months ended February 29, 2020 and February 28, 2019, and assets attributable to each segment as of February 29, 2020 and February 28, 2019.

	Three Months Ended February 29, 2020
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$285,316	$11,608	$(9,729)	$287,195
Interest expense	(203,040)	(9,729)	9,729	(203,040)
Net interest income	82,276	1,879	—	84,155
Provision for loan losses	(2,382)	—	—	(2,382)
Net interest income after provision for loan losses	79,894	1,879	—	81,773
Non-interest income:
Fee and other income	4,978	557	(1,888)	3,647
Derivative losses:
Derivative cash settlements expense	(14,056)	(298)	—	(14,354)
Derivative forward value losses	(322,029)	(1,553)	—	(323,582)
Derivative losses	(336,085)	(1,851)	—	(337,936)
Unrealized gains on equity securities	749	—	—	749
Total non-interest income	(330,358)	(1,294)	(1,888)	(333,540)
Non-interest expense:
General and administrative expenses	(24,742)	(2,173)	1,646	(25,269)
Losses on early extinguishment of debt	(69)	—	—	(69)
Other non-interest expense	(289)	(243)	242	(290)
Total non-interest expense	(25,100)	(2,416)	1,888	(25,628)
Loss before income taxes	(275,564)	(1,831)	—	(277,395)
Income tax benefit	—	426	—	426
Net loss	$(275,564)	$(1,405)	$—	$(276,969)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$283,372	$12,951	$(10,757)	$285,566
Interest expense	(207,153)	(10,939)	10,757	(207,335)
Net interest income	76,219	2,012	—	78,231
Provision for loan losses	(182)	—	—	(182)
Net interest income after provision for loan losses	76,037	2,012	—	78,049
Non-interest income:
Fee and other income	4,943	632	(1,861)	3,714
Derivative losses:
Derivative cash settlements expense	(9,559)	(240)	—	(9,799)
Derivative forward value losses	(121,574)	(801)	—	(122,375)
Derivative losses	(131,133)	(1,041)	—	(132,174)
Unrealized gains on equity securities	2,144	—	—	2,144
Total non-interest income	(124,046)	(409)	(1,861)	(126,316)
Non-interest expense:
General and administrative expenses	(22,568)	(2,023)	1,593	(22,998)
Other non-interest expense	(355)	(268)	268	(355)
Total non-interest expense	(22,923)	(2,291)	1,861	(23,353)
Loss before income taxes	(70,932)	(688)	—	(71,620)
Income tax benefit	—	149	—	149
Net loss	$(70,932)	$(539)	$—	$(71,471)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 29, 2020
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$858,316	$35,674	$(29,743)	$864,247
Interest expense	(623,934)	(29,991)	29,743	(624,182)
Net interest income	234,382	5,683	—	240,065
Provision for loan losses	(1,367)	—	—	(1,367)
Net interest income after provision for loan losses	233,015	5,683	—	238,698
Non-interest income:
Fee and other income	22,441	8,965	(12,976)	18,430
Derivative losses:
Derivative cash settlements expense	(38,731)	(816)	—	(39,547)
Derivative forward value losses	(508,404)	(2,260)	—	(510,664)
Derivative losses	(547,135)	(3,076)	—	(550,211)
Unrealized gains on equity securities	2,255	—	—	2,255
Total non-interest income	(522,439)	5,889	(12,976)	(529,526)
Non-interest expense:
General and administrative expenses	(73,475)	(6,828)	4,936	(75,367)
Losses on early extinguishment of debt	(69)	(614)	—	(683)
Other non-interest (expense) income	6,574	(8,040)	8,040	6,574
Total non-interest expense	(66,970)	(15,482)	12,976	(69,476)
Loss before income taxes	(356,394)	(3,910)	—	(360,304)
Income tax benefit	—	856	—	856
Net loss	$(356,394)	$(3,054)	$—	$(359,448)

	February 29, 2020
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$26,790,313	$1,039,622	$(1,018,834)	$26,811,101
Deferred loan origination costs	11,429	—	—	11,429
Loans to members	26,801,742	1,039,622	(1,018,834)	26,822,530
Less: Allowance for loan losses	(18,902)	—	—	(18,902)
Loans to members, net	26,782,840	1,039,622	(1,018,834)	26,803,628
Other assets	1,131,269	102,709	(91,424)	1,142,554
Total assets	$27,914,109	$1,142,331	$(1,110,258)	$27,946,182

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$838,648	$38,880	$(32,218)	$845,310
Interest expense	(621,188)	(32,762)	32,218	(621,732)
Net interest income	217,460	6,118	—	223,578
Benefit for loan losses	1,715	—	—	1,715
Net interest income after benefit for loan losses	219,175	6,118	—	225,293
Non-interest income:
Fee and other income	15,039	1,686	(5,505)	11,220
Derivative gains (losses):
Derivative cash settlements expense	(33,667)	(766)	—	(34,433)
Derivative forward value gains (losses)	(27,312)	97	—	(27,215)
Derivative losses	(60,979)	(669)	—	(61,648)
Unrealized losses on equity securities	(201)	—	—	(201)
Total non-interest income	(46,141)	1,017	(5,505)	(50,629)
Non-interest expense:
General and administrative expenses	(68,537)	(6,316)	4,780	(70,073)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(1,104)	(725)	725	(1,104)
Total non-interest expense	(76,741)	(7,041)	5,505	(78,277)
Income before income taxes	96,293	94	—	96,387
Income tax expense	—	(154)	—	(154)
Net income (loss)	$96,293	$(60)	$—	$96,233

	February 28, 2019
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,975,580	$1,125,301	$(1,094,446)	$26,006,435
Deferred loan origination costs	11,244	—	—	11,244
Loans to members	25,986,824	1,125,301	(1,094,446)	26,017,679
Less: Allowance for loan losses	(17,086)	—	—	(17,086)
Loans to members, net	25,969,738	1,125,301	(1,094,446)	26,000,593
Other assets	1,398,270	103,783	(92,585)	1,409,468
Total assets	$27,368,008	$1,229,084	$(1,187,031)	$27,410,061

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14—SUBSEQUENT EVENTS

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. We have been monitoring developments closely, and although our operations have not been materially affected by the COVID-19 outbreak to date, we are unable at this time to estimate the future impact of COVID-19 on our operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including, among others, the duration and severity of the COVID-19 pandemic, the ultimate impact on our members, potential further disruption and deterioration in the corporate debt markets and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

Asset Impairment

In April 2020, management determined that we would not complete an ongoing project to develop a new internal-use loan origination and servicing platform with the current vendor. The project was intended to update our loan platform to provide increased functionality and flexibility and enhance the operational efficiency of our lending, loan servicing and loan accounting processes. As a result of the decision to abandon the existing project and select a new vendor, we recognized a non-cash impairment charge of $31 million, in the fourth quarter of fiscal year 2020. This non-cash impairment charge represents the total capitalized amount, which is included as a component of fixed assets, on our consolidated balance sheet as of March 31, 2020, for the development of this platform.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to February 29, 2020, we have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

The following risk factor is in addition to our risk factors included in “Part I—Item 1A. Risk Factors” in our 2019
Form 10-K that could affect our business, financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected.

Natural or man-made disasters, including widespread health emergencies such as the COVID-19 pandemic, or other similar external events beyond our control could disrupt our business and adversely affect our results of operations and financial condition.

Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, public health emergencies, such as the recent COVID-19 pandemic, or other unexpected or disastrous conditions, events, or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event or climate change and changing weather patterns.

COVID-19 has spread globally, including to every state in the United States, and has resulted in the declaration of the COVID-19 outbreak as a pandemic by the World Health Organization. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19 and more than 40 states and certain U.S. territories, including the District of Columbia, have since issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the business, activities, and operations of our members, as well our business and operations. As providers of essential services, our members are generally required to maintain operations and continue to provide services to their customers regardless of the potential inability of customers affected by COVID-19 to make timely payments for such services. In addition, certain of our members that service commercial and industrial sectors may experience load reductions due to a decrease in demand resulting from closures of non-essential businesses or closures due to the economic conditions. The potential inability to collect, or delays in collecting, payment for services provided, and decrease in commercial and industrial load demand could result in a decrease in member cash receipts and revenues and constrained resources and additional safety precautions due to the COVID-19 pandemic could result in higher costs, which together could reduce cash flows and earnings and impair the ability of members to satisfy their obligations to us and other creditors, impair the value of underlying collateral or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on the quality of our credit portfolio, which could ultimately have a material adverse effect on our business, results of operations or financial condition.

While it is not possible at this time to estimate the duration of the COVID-19 pandemic and as such the impact it could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries, as well as measures taken by state and local governments in the United States, could adversely impact our business, results of operations or financial condition. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and actions to contain its impact.

Although we have implemented a business continuity management program that we continue to enhance on an ongoing basis, there can be no assurance that the program will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies may divert our attention away from normal operations and limit necessary resources. We generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Series P Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of February 13, 2020 for up to $500,000,000.
10.2*	—	Series P Future Advance Bond from the Registrant to the Federal Financing Bank dated as of February 13, 2020 for up to $500,000,000 maturing on July 15, 2054.
10.3*	—	Sixth Amended, Restated and Consolidated Pledge Agreement dated as of February 13, 2020 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.4*	—	Sixth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of February 13, 2020 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: April 10, 2020

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller and Principal Accounting Officer