Form 10-K
period 2020-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2020-08-05
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2020
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

i

ii

INDEX OF MD&A TABLES

Table	Description	Page
1	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	36
2	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	38
3	Non-Interest Income	40
4	Derivative Gains (Losses)	41
5	Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates	42
6	Non-Interest Expense	43
7	Loans Outstanding by Type and Member Class	44
8	Historical Retention Rate and Repricing Selection	45
9	Long-Term Loan Scheduled Principal Payments	45
10	Debt Product Types	46
11	Total Debt Outstanding and Weighted-Average Interest Rates	47
12	Member Investments	49
13	Collateral Pledged	50
14	Unencumbered Loans	50
15	Equity	51
16	Guarantees Outstanding	53
17	Maturities of Guarantee Obligations	53
18	Unadvanced Loan Commitments	54
19	Notional Maturities of Unadvanced Loan Commitments	54
20	Maturities of Notional Amount of Unconditional Committed Lines of Credit	55
21	Loan Portfolio Security Profile	58
22	Loan Geographic Concentration	60
23	Loan Exposure to 20 Largest Borrowers	61
24	Troubled Debt Restructured Loans	62
25	Net Charge-Offs (Recoveries)	63
26	Allowance for Loan Losses	65
27	Rating Triggers for Derivatives	67
28	Available Liquidity	68
29	Committed Bank Revolving Line of Credit Agreements	69
30	Short-Term Borrowings—Funding Sources	71
31	Short-Term Borrowings	71
32	Issuances and Repayments of Long-Term and Subordinated Debt	73
33	Projected Sources and Uses of Liquidity from Debt and Investment Activity	74
34	Contractual Obligations	75
35	Credit Ratings	75
36	Interest Rate Gap Analysis	78
37	Financial Instruments	79
38	Loan Repricing	79
39	Adjusted Financial Measures—Income Statement	82
40	TIER and Adjusted TIER	82
41	Adjusted Financial Measures—Balance Sheet	83
42	Debt-to-Equity Ratio	84
43	Members’ Equity	84

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, technological changes within the rural electric utility industry, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members, the impact of natural disasters or public health emergencies, such as the emergence in 2019 and continued spread of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”), which was declared a global pandemic by the World Health Organization (“WHO”) in March 2020, and the factors listed and described under “Item 1A. Risk Factors” in this Report. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2020 or May 31, 2019. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members, entities eligible to be members of CFC and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. See “Members” below for a description of our member classes. NCSC’s membership consists of distribution systems, power supply systems and statewide and regional associations that were members of CFC as of May 31, 2020. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

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

Focus on Electric Lending

CFC focuses on lending to its member electric utility cooperatives. Substantially all of our electric cooperative borrowers continue to demonstrate stable operating performance and strong financial ratios as of May 31, 2020. Our electric cooperative members experience limited competition as they generally operate in exclusive territories and the majority are not rate regulated. Loans to electric utility organizations represented approximately 99% of total loans outstanding as of both May 31, 2020 and 2019, respectively.

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

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. CFC may make long-term loans to distribution systems, on a case-by-case basis, that do not meet this general criterion. Power supply systems generally are required: (i) to maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater; (ii) to establish and collect rates and other revenue in an amount to yield margins for interest, as defined in an indenture, in each fiscal year sufficient to equal at least 1.00; or (iii) both. CFC may make long-term loans to power supply systems, on a case-by-case basis, that may include other requirements, such as maintenance of a minimum equity level.

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

We provide additional information on our loan programs in the sections “Item 7. MD&A—Consolidated Balance Sheet Analysis,” “Item 7. MD&A—Off-Balance Sheet Arrangements” and “Item 7. MD&A—Credit Risk.”

GUARANTEE PROGRAMS

When we guarantee our members’ debt obligations, we use the same credit policies and monitoring procedures for guarantees as for loans. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. The member system is required to repay any amount advanced by us with interest pursuant to the documents evidencing the member system’s reimbursement obligation. We were not required to perform pursuant to any of our guarantee obligations during the fiscal year ended May 31, 2020.

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

The U.S. Federal Communications Commission (“FCC”) has designated CFC as an acceptable source for letters of credit in support of USDA and FCC programs that encourage deployment of high-speed broadband services throughout rural America. The designation allows CFC to provide credit support for rural electric and telecommunication cooperatives that participate in programs designed to increase deployment of broadband services to underserved rural areas.

Other Guarantees

We may provide other guarantees as requested by our members. Other guarantees are generally unsecured with guarantee fees payable to us.

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2020 and 2019 in “Item 7. MD&A—Off-Balance Sheet Arrangements” and “Note 13—Guarantees.”

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our board of directors. Pursuant to our current investment policy, an Investment Management Committee was established to oversee and administer our investments with the objective of seeking returns consistent with the preservation of principal and maintenance of adequate liquidity. The Investment Management Committee may direct funds to be invested in: direct obligations of, or obligations guaranteed by, the United States or agencies thereof and investments in government-sponsored enterprises, certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments, municipal securities, asset-backed securities, mortgage-backed securities and certain corporate bonds. In addition, we may invest in overnight or term repurchase agreements. Investments are denominated in U.S. dollars exclusively. All of these investments are subject to requirements and limitations set forth in our investment policy.

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

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others. Over 30 electric cooperatives were awarded approximately $254 million in federal funding through the FCC’s Connect America Fund phase II auction (“CAF II”) process that was held in 2018; those funds will be distributed over a 10-year period. We expect that more than 100 electric cooperatives, many of which are already offering or building out projects, will apply for funds though the FCC’s Rural Development Opportunity Fund (“RDOF”). As federal and state governments increase funding opportunities for electric cooperatives in order to offer broadband services, we will continue to increase our credit support, which may include loans and/or letters of credit, of borrowers who participate in CAF II, RDOF and other programs designed to increase broadband services in rural areas.

Electric Member Operating Environment

In general, electric cooperatives have not been significantly impacted by the effects of retail deregulation. There were 19 states that had adopted programs that allow consumers to choose their supplier of electricity as of May 31, 2020. Depending on the state, the choices can range from being limited to commercial and industrial consumers to “retail choice” for all consumers. In most states, cooperatives have been exempted from or have been allowed to opt out of the regulations allowing for competition. In states offering retail competition, it is important to note that while consumers may be able to choose their energy supplier, the electric utility still receives compensation for the necessary service of delivering electricity to consumers through its utility transmission and distribution plant.

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
Electric cooperatives have options to mitigate the impact of such issues, such as rate structures to ensure that costs are appropriately recovered for grid and other necessary ancillary services and the use of electricity for end-uses that would otherwise be powered by fossil fuels where doing so reduces emissions and saves consumers money (“beneficial electrification”). The push away from fossil fuel use may continue the trend toward beneficial electrification such as the adoption of electric vehicles which may increase kilowatt-hour sales to many utilities. Beneficial electrification may also improve the utilities’ ability to balance load profiles by leveraging and balancing consumer and system assets such as electric vehicles and battery storage.
Regulatory Oversight

There are 11 states in which some or all electric cooperatives are subject to state regulatory oversight of their rates and tariffs (“terms and conditions”) by state utility commissions. Those states are Arizona, Arkansas, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, Vermont, Virginia and West Virginia. Regulatory jurisdiction by state commissions generally includes rate and tariff regulation, the issuance of securities and the enforcement of service territory as provided for by state law.

The Federal Energy Regulatory Commission (“FERC”) has regulatory authority over the below three aspects of electric power, as provided for under Parts II and III of the Federal Power Act (“FPA”):

•	the transmission of electric energy in interstate commerce;

•	the sale of electric energy at wholesale in interstate commerce; and

•	the approval and enforcement of reliability standards affecting all users, owners and operators of the bulk power system.

In addition, FERC regulates the issuance of securities by public utilities under the FPA in the event the applicable state commission does not.

Our electric distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations. At the federal level, the U.S. Environmental Protection Agency (“EPA”) from time to time proposes rulemakings that could force the electric utility industry to incur capital costs to comply with potential new regulations and possibly retire coal-fired generating capacity. Since there are only 11 states in which some or all electric cooperatives are subject to state regulatory oversight of their rates and tariffs, in most cases any associated costs of compliance can be passed on to cooperative consumers without additional regulatory approval.

On June 19, 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule. Falling under Section 111(d) of the Federal Clean Air Act, the ACE rule addresses existing sources of emissions and sets a framework under which states should develop plans establishing standards of performance for their existing emissions sources and then submit those plans to the EPA for approval. States will have three years from the date of the final rule to prepare and submit a plan that establishes a standard of performance. A coalition of 23 states, several local governments and several environmental organizations filed a lawsuit against the EPA challenging the ACE rule in the U.S. Court of Appeals for the D.C. Circuit.

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

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 51 years. Further, on an annual basis, we allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, publications and various conferences, meetings and training workshops.

In order to meet other financing needs of our members, we offer options that include credit support in the form of letters of credit and guarantees, loan syndications and loan participations. Our credit products are tailored to meet the specific needs of each member cooperative, and we often offer specific transaction structures that our competitors do not provide. CFC also offers certain risk-mitigation products and interest rate discounts on secured, long-term loans for its members that meet certain criteria, including performance, volume, collateral and equity requirements.

CFC has established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual net earnings in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by the CFC Board of Directors, a portion of the contributions to the fund are distributed through the electric cooperative statewide associations. Since 1986, CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund, which is funded through voluntary contributions from members. Grants from the integrity fund are distributed to applicants who establish that: (i) all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity; (ii) face a significant threat in their ability to continue to provide non-electric energy services to customers; or (iii) are facing regulatory, judicial or legislative challenges that threaten their existence under the cooperative business model.

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

The following table displays long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry as of December 31, 2019 and 2018, based on financial data reported to us by our electric utility cooperative members. The data as of December 31, 2019, was provided by 800 distribution systems and 53 power supply systems, while the data as of December 31, 2018, was provided by 812 distribution systems and 54 power supply systems.

	December 31,
	2019		2018
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$49,976,016		$49,464,999
Power supply	43,958,889		44,876,633
Less: Long-term debt funded by RUS	(39,214,146)		(40,039,961)
Members’ non-RUS long-term debt	$54,720,759		$54,301,671

Funding sources of members’ long-term debt:
Long-term debt funded by CFC	$23,938,749	44%	$22,897,749	42%
Long-term debt funded by other lenders	30,782,010	56	31,403,922	58
Members’ non-RUS long-term debt	$54,720,759	100%	$54,301,671	100%
____________________________
(1) Reported amounts are based on member-provided information, which may not have been subject to audit by an independent accounting firm.

Members’ long-term debt funded by CFC, by type, as of December 31, 2019 and 2018 is summarized further below.

	December 31,
	2019		2018
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Distribution	$19,540,233	82%	$18,782,014	82%
Power supply	4,398,516	18	4,115,735	18
Long-term debt funded by CFC	$23,938,749	100%	$22,897,749	100%

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

Derivatives Regulation

CFC engages in over-the-counter derivative (“OTC”) transactions to manage interest rate risk. As an end user of derivative financial instruments, CFC is subject to regulations that apply to derivatives generally. The Dodd-Frank Act (“DFA”), enacted July 2010, resulted in, among other things, comprehensive regulation of the OTC derivatives market. The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Subsequent to the enactment of the DFA, the U.S. Commodity Futures Trading Commission (“CFTC”) issued a final rule, “Clearing Exemption for Certain Swaps Entered into by Cooperatives,” which created an exemption from mandatory clearing for cooperatives. The CFTC’s final rule, “Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants,” includes an exemption from margin requirements for uncleared swaps for cooperatives that are financial end users. CFC is an exempt cooperative end user of derivative financial instruments and does not participate in the derivatives markets for speculative, trading or investing purposes and does not make a market in derivatives.

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating memberships between CFC, NCSC and RTFC, totaled 1,439 members and 232 associates as of May 31, 2020.

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

Class A—Distribution Systems

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

Class B—Power Supply Systems

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

Class C—Statewide and Regional Associations

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

Class D—National Associations of Cooperatives

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

CFC’s membership as of May 31, 2020 consisted of the following:

•	842 Class A distribution systems;

•	67 Class B power supply systems;

•	64 Class C statewide and regional associations, including NCSC; and

•	1 Class D national association of cooperatives.

In addition, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. CFC had 46 associates, including RTFC, as of May 31, 2020. Associates are not eligible to vote on matters put to a vote of the membership.

NCSC

Membership in NCSC includes organizations that are Class A, B or C members of CFC, or eligible for such membership and are approved for membership by the NCSC Board of Directors. NCSC’s membership as of May 31, 2020 consisted of the following:

•	441 distribution systems;

•	3 power supply systems; and

•	5 statewide associations.

All of NCSC’s members also were CFC members. CFC, however, is not a member of NCSC. In addition to members, NCSC had 181 associates as of May 31, 2020. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide significant benefit to Class A, B and C members of CFC.

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

RTFC’s membership consisted of 466 members as of May 31, 2020. RTFC also had six associates as of May 31, 2020. CFC is not a member of RTFC.

The business affairs of CFC, NCSC and RTFC are governed by separate boards of directors for each entity. We provide additional information on CFC’s corporate governance in “Item 10. Directors, Executive Officers and Corporate Governance.”

TAX STATUS

In 1969, CFC obtained a ruling from the Internal Revenue Service (“IRS”) recognizing CFC’s exemption from the payment of federal income taxes as an organization described under Section 501(c)(4) of the Internal Revenue Code. In order for CFC to maintain its exemption under Section 501(c)(4) of the Internal Revenue Code, CFC must be “not organized for profit” and must be “operated exclusively for the promotion of social welfare” within the meaning of that section of the tax code. The IRS determined that CFC is an organization that is “operated exclusively for the promotion of social welfare” because the ultimate beneficiaries of its lending activities, like those of the RUS loan program, are the consumers of electricity produced by rural electric systems, the communities served by these systems and the nation as a whole.

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
We believe that CFC’s operations have not changed materially from those described to the IRS in CFC’s exemption filing. We review the impact on operations of any new activity or potential change in product offerings or business in general to determine whether such change in activity or operations would be inconsistent with CFC’s status as an organization described under Section 501(c)(4).

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

CFC

Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the noncash effects of the accounting for derivative financial instruments. Net losses, if any, are not allocated to board-approved reserves or members and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings are first applied against prior-period losses, if any, before an allocation of patronage capital is made. CFC has never experienced an adjusted net loss.

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

RTFC

In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. Net losses are not allocated to members and do not affect amounts previously allocated as patronage capital or to the reserves. Current-period earnings are first applied against any prior-year losses before allocating patronage capital.

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

EMPLOYEES

We had 253 employees as of May 31, 2020. We believe that our relations with our employees are good.

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

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the most significant risks, of which we are currently aware, that could have a material adverse impact on our business, results of operations, financial condition or liquidity. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the following should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Risk Management.” You should consider the following risks together with all of the other information in this report.

RISK FACTORS

Credit Risks

We are subject to credit risk that a borrower or other counterparty may not be able to meet its contractual obligations in accordance with agreed-upon terms, which could have a material adverse effect on our financial condition, results of operations and liquidity.
Credit risk is inherent in the financial services business. It results from, among other things, extending credit to borrowers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. In addition to credit risk associated with our lending activities, we have credit risk arising from other types of business relationships. Routine transactions create credit exposure for us to commercial banks as well as to vendors and other non-financial entities. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans and the importance of lending activity to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our borrowers and counterparties and by investing primarily in high-quality securities. Managing credit risk effectively also relies on forecasts of future overall economic conditions, which are inherently imperfect.

A borrower’s ability to repay a loan can be adversely affected by many factors, including poor business performance, catastrophe losses, and weakness in general economic conditions or in the financial markets. Borrowers with higher leverage (that is, higher ratios of indebtedness to total capitalization or income) have an increased risk that they will be unable to repay loans, particularly when economic conditions worsen. We are exposed to credit risk when we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. Overestimating the current and potential value of any collateral pledged to support the loan also adds to our credit risk. A failure to identify declining creditworthiness of a borrower or declining collateral value at a time when remedial actions could reduce our exposure also increases credit risk. We reserve for credit losses on our loan portfolio through our allowance for credit losses and we also have reserves for unfunded loan commitments and letters of credit. We historically have experienced very low credit risk; however, a decrease in our borrowers’ ability to repay loans could result in an increase in credit risk. Such an increase could result in an increase in nonperforming loans and net charge-offs, which could lead to an increase in our provision for loan losses and a resulting reduction in net income and increase in our allowance for loan losses and could have a material adverse effect on our financial condition, results of operations and liquidity.

Adverse changes, developments or uncertainties in the rural electric utility industry could adversely impact the operations or financial performance of our member electric cooperatives, which, in turn, could have an adverse impact on our financial results.
Our focus as a tax-exempt, member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 99% of our total loans outstanding as of May 31, 2020. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that have a negative impact on the operations of our member rural electric cooperatives, including but not limited to, the price and availability of alternative energy sources and weather conditions, such as hurricanes, tornadoes or other weather-related events, could cause a deterioration in their financial performance and the value of the collateral securing their loans, which could impair their ability to repay us in accordance with the terms of their loans. In such case, it may be necessary to increase our allowance for loan losses, which would result in an increase in the provision for loan losses and a decrease in our net income.

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
We use interest rate swaps to manage our interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. We were in a net payable position for all of our interest rate swaps, after taking into consideration master netting agreements, of $1,085 million as of May 31, 2020.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if all agreements for which we owe amounts were terminated as of May 31, 2020 and our senior unsecured ratings fell below Baa3 by Moody’s or below BBB- by S&P, we would have been required to make a payment of up to $753 million as of that date. In addition, if our senior unsecured ratings fell below Baa3 by Moody’s, below BBB- by S&P or below BBB- by Fitch Ratings Inc. (“Fitch”), we would have been required to make a payment of up to $62 million as of that date. In calculating the required payments, we only consider agreements that, when netted for each counterparty pursuant to a master netting agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

Liquidity Risks

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
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P-1 from Moody’s, A-1 from S&P and F1 from Fitch. Changes in rating agencies’ rating methodology, actions by governmental entities or others, losses from impaired loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

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

Market Risks

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

Regulators and various financial industry groups have sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish consultations on recommended practices for transitioning away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. At this time, it is still not possible to predict whether these recommendations and proposals will be broadly accepted in the market, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The replacement of LIBOR creates operational and market risks that will become clear as replacement choices are developed. We will continue to assess all of our contracts and financial instruments that are directly or indirectly dependent on LIBOR to determine what impact the replacement of LIBOR will have on us. Uncertainty as to the nature of such potential changes or other reforms may adversely affect our financial condition and results of operations.

Operations and Business Risks

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

Our business depends on the reliable and secure operation of computer systems, network infrastructure, and other information technology managed by third parties including, but not limited to: our service providers for external storage and processing of our information on cloud-based systems; our consulting and advisory firms and contractors that have access to our confidential and proprietary data; and administrators for our employee payroll and benefits management. We have limited control and visibility over third-party systems that we rely on for our business. The occurrence of a cyber-related attack, breach, unauthorized access, or other cybersecurity event could result in damage to our third parties’ operations. The failure of third parties to provide services agreed upon through service-level agreements, whether as a result of the occurrence of a cyber-related attack or other event, could result in the loss of access to our data, the loss of integrity of our data, disruptions to our corporate functions, loss of business opportunities or reputational damage, or otherwise adversely impact our financial results and cause significant costs and liabilities.

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

Natural or man-made disasters, including widespread health emergencies such as the COVID-19 pandemic, or other similar external events beyond our control, could disrupt our business and adversely affect our results of operations and financial condition.
Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, public health emergencies, such as the ongoing COVID-19 pandemic, or other unexpected or disastrous conditions, events, or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event, or climate change and changing weather patterns.

COVID-19 has spread globally, including to every state in the United States, and has resulted in the declaration of the COVID-19 outbreak as a pandemic by the WHO. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States (“U.S.”) and around the world, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the U.S. declared a national emergency with respect to COVID-19 and the substantial majority of states and certain U.S. territories issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. In response to state stay-at-home orders for nonessential businesses, we implemented an emergency remote work policy. In mid-June, pursuant to reopening guidelines provided by our state, we implemented a return-to-work policy that included staggering staff, physical distancing measures, face covering requirements and an enhanced cleaning program to maintain the well-being of our employees. While certain states have allowed non-essential businesses to resume operations at partial capacity, there is substantial uncertainty regarding the manner and timing in which non-essential businesses can return to most or all of their business operations. The recent surge in COVID-19 cases has also led to speculation of continued and prolonged implementation of restrictions by federal, state or local authorities to slow the spread of COVID-19.

If federal, state or local authorities impose additional restrictions or significantly scale back existing reopening plans to slow the spread of COVID-19, such actions could disrupt the business, activities, and operations of our members, as well our business and operations. As providers of essential services, our members are generally required to maintain operations and continue to provide services to their customers regardless of the potential inability of customers affected by COVID-19 to make timely payments for such services during this time. Certain states have imposed mandatory disconnection moratoriums for electric services due to lack of payment for the duration of emergency legislation enacted in such states and others have encouraged disconnection moratoriums that are non-binding. At this time, it is unclear whether the moratoriums, whether mandatory or non-binding, will continue and whether emergency legislation will be extended past approaching deadlines. The potential inability to collect, or delays in collecting, payment for services provided, and decreases in commercial and industrial load demand could result in a decrease in member cash receipts and revenues and constrained resources. Additional safety precautions required to help mitigate the effects of the COVID-19 pandemic could result in higher costs, which together with decreases in member cash receipts and revenues could reduce cash flows and earnings and impair the ability of members to satisfy their obligations to us and other creditors, impair the value of underlying collateral or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on the quality of our credit portfolio, which could ultimately have a material adverse effect on our business, results of operations or financial condition.

There is significant uncertainty about the duration and severity of the COVID-19 pandemic. As such, we are unable to quantify and forecast the future impact that the pandemic could have on our business at this time. The effect of the recent surge in COVID-19 cases in the U.S. and certain measures that may be taken by the governments of other countries, as well as measures that have been, or may be, taken by state and local governments in the U.S. to contain the spread, could adversely impact our business, results of operations and financial condition. The extent to which the COVID-19 pandemic impacts us will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, actions taken to contain COVID-19 and mitigate its effects, and how quickly and to what extent normal economic and operating conditions resume.

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

Regulatory and Compliance Risks

Loss of our tax-exempt status could adversely affect our earnings.
CFC has been recognized by the IRS as an organization for which income is exempt from federal taxation under Section 501(c)(4) of the Internal Revenue Code (other than any net income from an unrelated trade or business). In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s bylaws and incorporating statute in effect in 1996.

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
Changes in accounting standards or assumptions in applying accounting policies could materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported carrying amount of our assets or liabilities and our results of operations. We consider the accounting policies that require management to make difficult, subjective and complex judgments about matters that are inherently uncertain as our most critical accounting policies. The use of reasonably different estimates and assumptions could have a material impact on our financial statements or if the assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. In addition, from time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how CFC records and reports its financial condition and results of operations. We could be required to apply a new or revised standard retroactively or apply an existing standard differently, on a retroactive basis, in each case potentially resulting in restating prior-period financial statements. For information on what we consider to be our most critical accounting policies and estimates and recent accounting changes, see “Item 7. MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies—Recent Accounting Changes and Other Developments” to our consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

CFC owns an office building, with approximately 141,000 gross square footage, in Loudoun County, Virginia that serves as its headquarters.

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

Not applicable.

Item 6. Selected Financial Data

The following table provides a summary of consolidated selected financial data for each fiscal year in the five-year period ended May 31, 2020. In addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements also are based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted TIER and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures. See “Item 7. MD&A—Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Five-Year Summary of Selected Financial Data(1)

	Year Ended May 31,					Change
(Dollars in thousands)	2020	2019	2018	2017	2016	2020 vs. 2019	2019 vs. 2018
Statement of operations
Interest income	$1,151,286	$1,135,670	$1,077,357	$1,036,634	$1,012,636	1%	5%
Interest expense	(821,089)	(836,209)	(792,735)	(741,738)	(681,850)	(2)	5
Net interest income	330,197	299,461	284,622	294,896	330,786	10	5
Fee and other income	22,961	15,355	17,578	19,713	21,785	50	(13)
Total revenue	353,158	314,816	302,200	314,609	352,571	12	4
Benefit (provision) for loan losses	(35,590)	1,266	18,575	(5,978)	646	**	(93)
Derivative gains (losses)(2)	(790,151)	(363,341)	231,721	94,903	(309,841)	117	**
Results of operations of foreclosed assets	—	—	—	(1,749)	(6,899)	—	—
Investment securities gains (losses)	9,431	(1,799)	—	—	—	**	**
Operating expenses(3)	(101,167)	(93,166)	(90,884)	(86,226)	(86,343)	9	3
Other non-interest expense	(26,271)	(8,775)	(1,943)	(1,756)	(1,593)	199	352
Income (loss) before income taxes	(590,590)	(150,999)	459,669	313,803	(51,459)	291	**
Income tax benefit (expense)	1,160	(211)	(2,305)	(1,704)	(57)	**	(91)
Net income (loss)	$(589,430)	$(151,210)	$457,364	$312,099	$(51,516)	290	**

Adjusted operational financial measures
Adjusted interest expense(4)	$(876,962)	$(879,820)	$(867,016)	$(826,216)	$(770,608)	—%	1%
Adjusted net interest income(4)	274,324	255,850	210,341	210,418	242,028	7	22
Adjusted net income(4)	144,848	168,520	151,362	132,718	169,567	(14)	11

Selected ratios
Fixed-charge coverage ratio/TIER(5)	0.28	0.82	1.58	1.42	0.92	(54) bps	(76) bps
Adjusted TIER(4)	1.17	1.19	1.17	1.16	1.22	(2)	2
Net interest yield(6)	1.21%	1.14%	1.12%	1.20%	1.43%	7	2
Adjusted net interest yield(4)(7)	1.00	0.97	0.83	0.86	1.05	3	14
Net charge-off rate(8)	0.00	0.00	0.00	0.01	0.00	0	0

	Year Ended May 31,					Change
(Dollars in thousands)	2020	2019	2018	2017	2016	2020 vs. 2019	2019 vs. 2018
Balance sheet
Cash, cash equivalents and restricted cash	$680,019	$186,204	$238,824	$188,421	$209,168	265%	(22)%
Investment securities	370,135	652,977	609,851	92,554	87,940	(43)	7
Loans to members(9)	26,702,380	25,916,904	25,178,608	24,367,044	23,162,696	3	3
Allowance for loan losses	(53,125)	(17,535)	(18,801)	(37,376)	(33,258)	203	(7)
Loans to members, net	26,649,255	25,899,369	25,159,807	24,329,668	23,129,438	3	3
Total assets	28,157,605	27,124,372	26,690,204	25,205,692	24,270,200	4	2
Short-term borrowings	3,961,985	3,607,726	3,795,910	3,342,900	2,938,848	10	(5)
Long-term debt	19,712,024	19,210,793	18,714,960	17,955,594	17,473,603	3	3
Subordinated deferrable debt	986,119	986,020	742,410	742,274	742,212	0	33
Members’ subordinated certificates	1,339,618	1,357,129	1,379,982	1,419,025	1,443,810	(1)	(2)
Total debt outstanding	25,999,746	25,161,668	24,633,262	23,459,793	22,598,473	3	2
Total liabilities	27,508,783	25,820,490	25,184,351	24,106,887	23,452,822	7	3
Total equity	648,822	1,303,882	1,505,853	1,098,805	817,378	(50)	(13)
Guarantees(10)	820,786	837,435	805,161	889,617	909,208	(2)	4

Selected ratios period end
Allowance coverage ratio(11)	0.20%	0.07%	0.07%	0.15%	0.14%	13 bps	—
Debt-to-equity ratio(12)	42.40	19.80	16.72	21.94	28.69	2,260	308
Adjusted debt-to-equity ratio(4)	5.85	5.73	6.18	5.95	5.82	12	(45)
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications have been made to prior periods to conform to the current-period presentation.
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
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of May 31, 2020, 2019, 2018 and 2017 and $10 million as of May 31, 2016.
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

INTRODUCTION

Our financial statements include the consolidated accounts of CFC, NCSC, RTFC and any subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC and its consolidated entities did not hold any foreclosed assets during the fiscal year ended May 31, 2020 or the fiscal year ended May 31, 2019. See “Item 1. Business—Overview” for information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $26,702 million as of May 31, 2020, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $353 million and $315 million for fiscal years ended May 31, 2020 and 2019, respectively, of which 99% was attributable to CFC in each fiscal year. We provide information on the financial performance of each of our business segments in “Note 15—Business Segments.”

Management monitors a variety of key indicators to evaluate our business performance. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. As discussed in “Item 6. Selected Financial Data,” we believe our non-GAAP adjusted measures provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on these adjusted measures. We provide a reconciliation of our non-GAAP measures to the most comparable GAAP measures below under “Non-GAAP Financial Measures.”

The following MD&A is intended to provide the reader with an understanding of our consolidated results of operations, financial condition and liquidity by discussing the factors influencing changes from period to period and key measures used by management to evaluate performance, including, among others, net interest income, net interest yield, debt-to-equity ratio and the related non-GAAP adjusted measures, loan growth and credit quality metrics. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“2020 Form 10-K” or “this Report”), and the additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

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

COVID-19

The COVID-19 pandemic rapidly evolved from a global public health crisis into a global economic crisis, as containment measures were implemented to curb the spread of the virus. While the COVID-19 pandemic has negatively impacted financial markets, overall economic conditions and certain industry sectors, to date, we have been able to navigate the challenges of the pandemic reasonably well. In response to the COVID-19 pandemic, we have been working diligently to protect the health and safety of our employees while also fulfilling our commitment to meet the needs of our members. We have adhered to guidelines established by the Centers for Disease Control and Prevention and the WHO and orders issued by state and local governments where we operate. As the spread of the virus accelerated in the U.S. in mid-March, we implemented an emergency remote work policy, which reduced the number of employees working on site at our headquarters located in Northern Virginia to a minimal level of operationally critical staff. In mid-June, following the announcement by the governor of phased reopening dates and guidelines for Virginia, we implemented a return-to-work policy that included staggering staff, physical distancing measures, face covering requirements and an enhanced cleaning program to maintain the well-being of our employees as well as comply with Virginia’s reopening guidelines. To date, our business resiliency plans and technology systems have effectively supported both remote and on-site operations.

In response to the COVID-19 crisis, the U.S. federal government has deployed a full range of emergency monetary tools to ensure the financial system continues to function. In addition, the administration and Congress have passed various fiscal measures to provide emergency relief to individuals and certain groups impacted by the COVID-19 crisis, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) relief bill of $2.2 trillion that was signed into law on March 27, 2020, to provide emergency assistance and health care response for individuals, families, and businesses affected by the pandemic. Among the numerous provisions contained in the CARES Act was the creation of a $349 billion Paycheck Protection Program, subsequently increased to $659 billion under the Paycheck Protection Program and Health Care Enhancement Act (“Enhancement Act”) on April 24, 2020, that provides federal government loan forgiveness for Small Business Administration Section 7(a) loans for small businesses, which includes our members or our members’ customers, to pay up to eight weeks of basic expenses, including utilities such as electric and telephone bills. As extended, small businesses may now apply for such loans until August 8, 2020. The CARES Act also added $45 billion for the disaster relief fund administered by the Federal Emergency Management Agency (“FEMA”) that our members may rely on to restore power after storms and emergencies. In addition, the CARES Act includes funds totaling $900 million for the Low-Income Home Energy Assistance Program, which may assist low-income and moderate-income consumers located in our members’ territories in paying their utility bills. Congress continues to consider stimulus programs designed to provide relief and bolster the economy, including, but not limited to, further extensions, modifications, and increased funding of the programs discussed herein.

As owners and operators of critical infrastructure, electric utility cooperatives are an integral part of the U.S. electric utility industry. It is imperative that they are able to deliver safe, reliable and affordable services to meet the essential energy needs of their customers. In fulfilling their service obligations, our electric cooperatives generally must maintain robust, flexible business-continuity and emergency preparedness plans that enable them to respond promptly and effectively to natural disasters, emergencies and other unexpected crises, such as the current COVID-19 pandemic.

While the government mandated stay-at-home orders and closure of non-essential businesses in mid-March resulted in a reduction in commercial and industrial electric loads, residential loads generally increased. Most of our electric cooperative borrowers derive a larger share of their revenues from residential customers than commercial and industrial customers, which helped mitigate the overall negative impact of declines in revenues from commercial and industrial customers. In limited cases where borrowers have a larger concentration of commercial and industrial customers, the borrowers have experienced a net decrease in revenues and a minor increase in customer receivables. However, to date, the COVID-19 pandemic has not had a material adverse impact on the operations and financial performance of the substantial majority of our borrowers. Our electric utility cooperative members, which have a strong track record in preparing for and responding to emergencies, thus far, have been able to manage the challenges and pressures presented by the COVID-19 pandemic. We have been working with our members not only as a lender, but also by offering a full range of products, services, tools and training designed to help cooperatives continue to deliver uninterrupted, essential utility services to their customers and successfully manage the ongoing challenges of the COVID-19 pandemic.

Financial Performance

Reported Results

We reported a net loss of $589 million for the fiscal year ended May 31, 2020 (“fiscal year 2020”), which resulted in a TIER of 0.28. In comparison, we reported a net loss of $151 million and a TIER of 0.82 for the fiscal year ended May 31, 2019 (“fiscal year 2019”). The significant variance between our reported results for the current fiscal year and the prior fiscal year was attributable to mark-to-market changes in the fair value of our derivative instruments resulting from interest rate changes, the establishment of an asset-specific allowance related to a power supply borrower and a non-cash impairment charge related to internal-use software. Our debt-to-equity ratio increased to 42.40 as of May 31, 2020, from 19.80 as of May 31, 2019, primarily due to a reduction in equity resulting from our reported net loss of $589 million for fiscal year 2020 and patronage capital retirement of $63 million in the second quarter of fiscal year 2020.

The increase in our reported net loss of $438 million in fiscal year 2020 was primarily driven by an increase in derivative losses of $427 million. We recorded derivative losses of $790 million in fiscal year 2020, due to a decrease in the fair value of our pay-fixed swaps resulting from sharp declines in interest rates across the entire swap curve. In comparison, we reported derivative losses of $363 million in fiscal year 2019, due to a decrease in the fair value of our pay-fixed swaps resulting from a decline in medium- and longer-term interest rates during the second half of fiscal year 2019. Net interest income, which accounted for 93% and 95% of total revenue for fiscal years 2020 and 2019, respectively, increased $31 million, or 10%, attributable to the combined impact of an increase in our average interest-earning assets of $1,018 million, or 4%, and an increase in the net interest yield of 7 basis points, or 6%, to 1.21%. The increase in the net interest yield was due to a reduction in our average cost of funds of 17 basis points to 3.19%, which was partially offset by a decrease in the average yield on interest-earning assets of 11 basis points to 4.20%. The decrease in our average cost of funds reflected the impact of the maturity of higher cost debt during fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding resulting from a steep decline in short-term interest rates during fiscal year 2020. The Federal Open Market Committee (“FOMC”) reduced the benchmark federal funds rate over this period by 225 basis points, including a 150 basis point cut in March 2020 to a near zero target range as part of a series of measures implemented to ease the economic impact of the COVID-19 crisis. The 3-month LIBOR decreased by 216 basis points over the last 12 months to 0.34% The decrease in the average yield on interest-earning assets was primarily attributable to a decrease in the average yield on our long-term fixed-rate loan portfolio, as the maturity and pay-off of loan advances at higher rates were replaced with new loan advances at lower rates due to the decline in interest rates.

Other factors contributing to the increase in the current fiscal year net loss compared with the prior fiscal year include an unfavorable shift in the provision for loan losses of $37 million and a non-cash impairment charge of $31 million. We recorded a provision for loan losses of $36 million for fiscal year 2020, compared with a benefit for loan losses of $1 million for fiscal year 2019. The unfavorable shift in the provision for loan losses was primarily due to the establishment of an asset-specific allowance of $34 million in the fourth quarter of fiscal year 2020 for a loan to a CFC power supply borrower with an outstanding balance of $168 million as of May 31, 2020. We provide additional information on this loan below under “Executive Summary—Credit Quality.” The non-cash impairment charge of $31 million also was recorded in the fourth quarter of fiscal year 2020, due to management’s decision to abandon a project to develop an internal-use loan origination and servicing platform.

Adjusted Non-GAAP Results

Our adjusted net income totaled $145 million and our adjusted TIER was 1.17 for fiscal year 2020, compared with adjusted net income of $169 million and adjusted TIER of 1.19 for fiscal year 2019. While our adjusted debt-to-equity ratio increased to 5.85 as of May 31, 2020, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt to fund loan growth, it remained below our targeted threshold of 6.00-to-1.

The decrease in adjusted net income of $24 million in fiscal year 2020 from fiscal year 2019 was primarily attributable to the unfavorable shift in the provision for loan losses of $37 million due to the establishment of the asset-specific allowance of $34 million for the loan of $168 million to a CFC power supply borrower and the non-cash impairment charge resulting from the abandonment of the internal-use software project of $31 million recorded in the fourth quarter of fiscal year 2020, which were partially offset by an increase in adjusted net interest income of $18 million, or 7%, and higher fee income and unrealized gains on investment securities. The increase in adjusted net interest income of 7% reflected the combined impact of the increase in average interest-earning assets of 4% and an increase in the adjusted net interest yield of 3 basis points, or 3%, to 1.00%. The increase in our adjusted net interest yield was attributable to a reduction in our adjusted average cost of funds of 14 basis points to 3.40%, which was partially offset by a decrease in the average yield on interest-earning assets of 11 basis points to 4.20%. The early redemption and payoff of higher cost debt, including the $1.0 billion aggregate principal amount of 10.375% collateral trust bonds, in fiscal year 2019 and replacement of this debt with lower-cost funding, combined with the decrease in the average cost of our short-term and variable-rate funding resulting from the decrease in short-term interest rates during fiscal year 2020 drove the decrease in our adjusted average cost of funds.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $26,702 million as of May 31, 2020, an increase of $785 million, or 3%, from May 31, 2019. The increase in loans was driven by an increase in long-term fixed-rate loans of $1,378 million, partially offset by a decrease in long-term variable-rate and line of credit loans of $593 million. CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans increased by $615 million, $153 million, $22 million and $40 million, respectively, which were partially offset by a decrease in NCSC loans of $45 million.

Long-term loan advances totaled $2,422 million during fiscal year 2020, with approximately 80% of those advances for capital expenditures by members and 15% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,843 million during fiscal year 2019, with approximately 87% of those advances for capital expenditures by members and 10% for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $463 million that were scheduled to reprice during fiscal year 2020, of which $441 million repriced to a new long-term fixed rate, $11 million repriced to a long-term variable rate and $10 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $761 million that were scheduled to reprice during fiscal year 2019, of which $568 million repriced to a new long-term fixed rate, $124 million repriced to a long-term variable rate and $69 million was repaid in full.

Credit Quality

Despite the economic disruption caused by COVID-19, the overall credit quality of our loan portfolio remained high as of May 31, 2020, as evidenced by our continued strong credit performance metrics. We had no delinquent loans as of May 31, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. The outstanding loan to the CFC power supply borrower of $168 million, discussed above, is the only loan that was classified as nonperforming as of May 31, 2020. In comparison, we did not have any loans classified as nonperforming as of May 31, 2019.

Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of May 31, 2020, unchanged from May 31, 2019. We historically have had limited defaults and losses on loans in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Fourth, electric cooperatives tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 94% were secured and 6% were unsecured as of May 31, 2020, compared with 92% secured and 8% unsecured as of May 31, 2019.

The allowance for loan losses, which consists of a collective allowance for loans in our portfolio that are not considered individually impaired and an asset-specific allowance for loans identified as individually impaired, totaled $53 million and $18 million as of May 31, 2020 and 2019, respectively. The collective allowance totaled $18 million and $17 million as of May 31, 2020 and 2019, respectively, and the asset-specific allowance totaled $35 million and $1 million as of each respective date. The total allowance coverage ratio was 0.20% and 0.07% as of May 31, 2020 and 2019, respectively, while the collective allowance coverage ratio was 0.07% and 0.06% as of each respective date.

The increase in the allowance for loan losses was attributable to the establishment of the asset-specific allowance of $34 million in the fourth quarter of fiscal year 2020 for the loan to the CFC power supply borrower discussed above, with an outstanding balance of $168 million as of May 31, 2020. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower’s financial performance in those years. As of May 31, 2020, the borrower was current with respect to required payments on the loan and not in default. However, based on our review and assessment of the most recent forecast and underlying assumptions provided by the borrower in May 2020, we no longer believe that the total future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance of $168 million as of May 31, 2020. We therefore determined that it was appropriate to classify the loan as nonperforming, place it on nonaccrual status, individually evaluate the loan for impairment and establish an asset-specific allowance based on the estimated impairment as of May 31, 2020. The estimated impairment amount is subject to change based on our assessment of forecast updates provided by the borrower and the actual future financial performance of the borrower.

We provide additional information on our management of credit risk and the credit quality of our loan portfolio below in the section “Credit Risk.”

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. We had no outstanding dealer commercial paper as of May 31, 2020, as we experienced an increase in short-term member investments. Our targeted maximum threshold for dealer commercial paper is $1,250 million. Total debt outstanding of $26,000 million as of May 31, 2020, increased by $838 million, or 3%, from the prior fiscal-year end due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in member commercial paper, select notes and daily liquidity fund notes of $991 million, a net increase in borrowings under USDA’s Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) of $851 million and a net increase in medium-term notes of $160 million. These increases were partially offset by net decreases in dealer commercial paper of $945 million and collateral trust bonds of $195 million.

Liquidity

In light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, but were not limited to, drawing additional advances under our committed credit facilities, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities from our investment portfolio. In March 2020, we borrowed an additional $625 million under the Guaranteed Underwriter Program and $250 million under the Farmer Mac note purchase agreement. We also transferred all of the debt securities in our held-to-maturity investment portfolio to trading and sold securities from the trading portfolio totaling $239 million in March and April 2020.

Subsequent to our cash management actions in early March 2020, the FOMC unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 150 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, ease liquidity pressure and calm market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased since the actions taken by the FOMC.

Due largely to the actions undertaken in March and April 2020, we increased our cash position to $671 million as of May 31, 2020, up from $178 million as of May 31, 2019. The face value of long-term debt scheduled to mature over the next 12 months totaled $2,036 million as of May 31, 2020, consisting of $1,728 million of fixed-rate debt at a weighted average cost of 2.59% and $308 million of variable-rate debt. As of May 31, 2020, sources of liquidity readily available for access totaled $7,042 million, consisting of (i) $671 million in cash and cash equivalents; (ii) up to $900 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $2,722 million available for access under committed bank revolving line of credit agreements; (iv) up to $2,440 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions, and (v) $309 million in investment securities. Although we currently believe that our available liquidity along with the ability to access the capital markets as a well-known seasoned issuer of debt will be more than sufficient to cover our debt obligations as well as meet the borrowing needs of our members, we continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further and for an extended period.

We believe we can continue to roll-over outstanding member short-term debt of $3,712 million as of May 31, 2020, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We also have the ability to access the dealer commercial paper market to help meet our liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

We provide additional information on our management of liquidity risk, our primary sources and uses of liquidity and our liquidity profile below in the section “Liquidity Risk.”

Outlook for the Next 12 Months

Although we have been able to navigate the challenges of the COVID-19 pandemic reasonably well to date, the outlook for the next 12 months remains highly uncertain. Many states have experienced a resurgence in the spread of COVID-19 due in part to the lifting of restrictions and reopening, which has led several states to pause or adjust their reopening plans. There is significant uncertainty about (i) the duration and severity of the COVID-19 pandemic; (ii) the extent of its future economic impact; (iii) additional, or extended, federal, state or local government orders and regulations that might be imposed to contain the spread of the virus; and (iv) measures that the U.S. federal government may take to provide further COVID-19 economic relief and stimulus. Due to these uncertainties and the continued evolving, unpredictable and unprecedented nature of the COVID-19 pandemic, we are not able at this time to quantify and forecast the impact that the pandemic will have on our business during fiscal year 2021. As noted above, we currently believe that we have sufficient cash flow and liquidity to cover our debt obligations as well as meet the borrowing needs of our members. Thus far, we have not experienced any delinquencies in scheduled loan payments from our borrowers and we have not received any requests from borrowers for payment deferrals or covenant relief. While our borrowers operate in a defensive industry sector that historically has been resilient to economic downturns, we are actively monitoring conditions and developments, analyzing key credit metrics of our borrowers to facilitate the timely identification of loans with potential credit weaknesses and assessing any notable shifts in the credit quality of our loan portfolio.

See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity.

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

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Our allowance for loan losses consists of a collective allowance for loans in our portfolio that are not considered individually impaired and a specific allowance for loans identified as individually impaired. Our allowance for loan losses totaled $53 million and $18 million as of May 31, 2020 and 2019, respectively, and the allowance coverage ratio was 0.20% and 0.07% as of each date. The increase in the allowance was attributable to the establishment of an asset-specific allowance of $34 million in the fourth quarter of fiscal year 2020 for a loan to a CFC power supply borrower with an outstanding balance of $168 million as of May 31, 2020, that we designated as individually impaired. We provide additional information on the increase in our allowance for loan losses in “Credit Risk—Loan Portfolio Credit Risk,” “Note 4—Loans” and “Note 5—Allowance for Loan Losses.” We discuss the methodology used to estimate the allowance for loan losses in “Note 1—Summary of Significant Accounting Policies.”

Key Assumptions

Determining the appropriateness of the allowance for loan losses is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity and are difficult to predict. The key assumptions in determining our collective allowance that require significant management judgment and may have a material impact on the amount of the allowance include: the segmentation of our loan portfolio; our internally assigned borrower risk ratings; the estimated loss emergence period; the probability of default; the loss severity or recovery rate in the event of default for each portfolio segment; and management’s consideration of qualitative factors that may cause estimated credit losses associated with our existing loan portfolio to differ from our historical loss experience.

As discussed below in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 16 defaults in its 51-year history, and we have had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments, as we believe it provides a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

The key assumptions in determining our asset-specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include the determination that a loan is impaired, measuring the amount and timing of future cash flows for impaired loans that are not collateral-dependent and estimating the value of the underlying collateral for impaired loans that are collateral-dependent.

The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the underlying assumptions used in determining the allowance for loan losses and periodically update our assumptions to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment, general economic trends and other factors specific to our loan portfolio segments. We did not change the nature of the underlying assumptions and inputs used in determining our allowance for loan losses during fiscal year 2020.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for loan losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for loan losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance of loan losses as of May 31, 2020.

•	A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $2 million.

•	A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $5 million.

•
A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $17 million, while a one-notch upgrade would result in a decrease of approximately $12 million.

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

We provide information on our allowance for loan losses in “Credit Risk—Allowance for Loan Losses” and “Note 5—Allowance for Loan Losses.” Also refer to “Credit Risk—Loan Portfolio Credit Risk—Credit Quality” and “Note 4—Loans” for information on the credit performance and quality of our loan portfolios.

On June 1, 2020, we adopted the current expected credit losses (“CECL”) accounting standard, which requires estimating credit losses over the contractual life of financial assets carried at amortized cost and replaces the incurred loss method used in determining our allowance for loan losses as of May 31, 2020 and in prior fiscal years. See “Note 1—Summary of Significant Accounting Policies,” for additional information on the CECL accounting standard, including our financial assets that are within the scope of CECL, our approach in estimating life-time expected credit losses under CECL and the expected impact on our financial statements from the adoption of CECL.

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

Financial instruments recorded at fair value on a recurring basis, which consisted primarily of equity and debt securities, deferred compensation investments and derivatives, represented approximately 2% and 1% of our total assets as of May 31, 2020 and 2019, respectively, and 5% and 2% of total liabilities as of May 31, 2020 and 2019, respectively. The fair value of these financial instruments was determined using either Level 1 or 2 inputs. We did not have any financial instruments recorded at fair value on a recurring basis for which the fair value was determined using Level 3 inputs as of May 31, 2020 and 2019.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between fiscal years 2020 and 2019. Following this section, we provide a comparative analysis of our consolidated balance sheets as of May 31, 2020 and 2019. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations ” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for a comparative discussion of our consolidated results of operations between fiscal year 2019 and 2018.

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

Table 1 presents average balances for fiscal years 2020, 2019 and 2018, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 1 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 1: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2020			2019			2018
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$23,890,577	$1,043,918	4.37%	$22,811,905	$1,012,277	4.44%	$22,570,209	$1,000,492	4.43%
Long-term variable-rate loans	891,541	31,293	3.51	1,093,455	41,219	3.77	925,910	27,152	2.93
Line of credit loans	1,718,364	55,140	3.21	1,609,629	57,847	3.59	1,402,555	38,195	2.72
TDR loans (2)	11,238	836	7.44	12,183	846	6.94	12,885	889	6.90
Nonperforming loans	5,957	—	—	—	—	—	—	—	—
Other income, net(3)	—	(1,304)	—	—	(1,128)	—	—	(1,185)	—
Total loans	26,517,677	1,129,883	4.26	25,527,172	1,111,061	4.35	24,911,559	1,065,543	4.28
Cash, time deposits and investment securities	866,013	21,403	2.47	838,599	24,609	2.93	512,517	11,814	2.31
Total interest-earning assets	$27,383,690	$1,151,286	4.20%	$26,365,771	$1,135,670	4.31%	$25,424,076	$1,077,357	4.24%
Other assets, less allowance for loan losses	551,378			879,817			644,563
Total assets	$27,935,068			$27,245,588			$26,068,639

Liabilities:
Short-term borrowings	$4,113,463	$77,995	1.90%	$3,729,239	$92,854	2.49%	$3,294,573	$50,616	1.54%
Medium-term notes	3,551,973	125,954	3.55	3,813,666	133,797	3.51	3,361,484	111,814	3.33
Collateral trust bonds	7,185,910	257,396	3.58	7,334,957	273,413	3.73	7,625,182	336,079	4.41
Guaranteed Underwriter Program notes payable	5,581,854	162,929	2.92	5,045,478	147,895	2.93	4,956,417	140,551	2.84
Farmer Mac notes payable	2,986,469	87,617	2.93	2,807,705	90,942	3.24	2,578,793	56,004	2.17
Other notes payable	17,586	671	3.82	28,044	1,237	4.41	33,742	1,509	4.47
Subordinated deferrable debt	986,035	51,527	5.23	759,838	38,628	5.08	742,336	37,661	5.07
Subordinated certificates	1,349,454	57,000	4.22	1,369,051	57,443	4.20	1,396,449	58,501	4.19
Total interest-bearing liabilities	$25,772,744	$821,089	3.19%	$24,887,978	$836,209	3.36%	$23,988,976	$792,735	3.30%
Other liabilities	1,141,884			816,074			822,745
Total liabilities	26,914,628			25,704,052			24,811,721
Total equity	1,020,440			1,541,536			1,256,918
Total liabilities and equity	$27,935,068			$27,245,588			$26,068,639

Net interest spread(4)			1.01%			0.95%			0.94%
Impact of non-interest bearing funding(5)			0.20			0.19			0.18
Net interest income/net interest yield(6)		$330,197	1.21%		$299,461	1.14%		$284,622	1.12%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,151,286	4.20%		$1,135,670	4.31%		$1,077,357	4.24%
Interest expense		821,089	3.19		836,209	3.36		792,735	3.30
Add: Net accrued periodic derivative cash settlement(7)		55,873	0.55		43,611	0.40		74,281	0.69
Adjusted interest expense/adjusted average cost(8)		$876,962	3.40%		$879,820	3.54%		$867,016	3.61%
Adjusted net interest spread(4)			0.80%			0.77%			0.63%
Impact of non-interest bearing funding			0.20			0.20			0.20
Adjusted net interest income/adjusted net interest yield(9)		$274,324	1.00%		$255,850	0.97%		$210,341	0.83%

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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $10,180 million, $10,968 million and $10,816 million for fiscal years 2020, 2019 and 2018, respectively.
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

Table 2: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2020 vs. 2019			2019 vs. 2018
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$31,641	$47,866	$(16,225)	$11,785	$10,714	$1,071
Long-term variable-rate loans	(9,926)	(7,611)	(2,315)	14,067	4,913	9,154
Line of credit loans	(2,707)	3,908	(6,615)	19,652	5,639	14,013
Restructured loans	(10)	(66)	56	(43)	(48)	5
Other income, net	(176)	—	(176)	57	—	57
Total loans	18,822	44,097	(25,275)	45,518	21,218	24,300
Cash, time deposits and investment securities	(3,206)	804	(4,010)	12,795	7,516	5,279
Interest income	$15,616	$44,901	$(29,285)	$58,313	$28,734	$29,579

Interest expense:
Short-term borrowings	$(14,859)	$9,567	$(24,426)	$42,238	$6,678	$35,560
Medium-term notes	(7,843)	(9,181)	1,338	21,983	15,041	6,942
Collateral trust bonds	(16,017)	(5,556)	(10,461)	(62,666)	(12,792)	(49,874)
Guaranteed Underwriter Program notes payable	15,034	15,722	(688)	7,344	2,526	4,818
Farmer Mac notes payable	(3,325)	5,790	(9,115)	34,938	4,971	29,967
Other notes payable	(566)	(461)	(105)	(272)	(255)	(17)
Subordinated deferrable debt	12,899	11,499	1,400	967	888	79
Subordinated certificates	(443)	(822)	379	(1,058)	(1,148)	90
Interest expense	(15,120)	26,558	(41,678)	43,474	15,909	27,565
Net interest income	$30,736	$18,343	$12,393	$14,839	$12,825	$2,014

Adjusted net interest income:
Interest income	$15,616	$44,901	$(29,285)	$58,313	$28,734	$29,579
Interest expense	(15,120)	26,558	(41,678)	43,474	15,909	27,565
Net accrued periodic derivative cash settlements expense(2)	12,262	(3,136)	15,398	(30,670)	1,047	(31,717)
Adjusted interest expense(3)	(2,858)	23,422	(26,280)	12,804	16,956	(4,152)
Adjusted net interest income(3)	$18,474	$21,479	$(3,005)	$45,509	$11,778	$33,731
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

Reported Net Interest Income

Reported net interest income of $330 million for fiscal year 2020 was up $31 million, or 10%, from fiscal year 2019, driven by an increase in average interest-earning assets of 4%, coupled with an increase in the net interest yield of 6% (7 basis points) to 1.21%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% during fiscal year 2020 was driven by growth in average total loans of $991 million, or 4%, from the prior fiscal year, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

•
Net Interest Yield: The increase of 7 basis points in the net interest yield in fiscal year 2020 was due to a reduction in our average cost of funds of 17 basis points to 3.19%, partially offset by a decrease in the average yield on interest-earning assets of 11 basis points to 4.20%. The decrease in our average cost of funds reflects the impact of the interest savings from the repayment of the $1.0 billion aggregate principal balance of 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to a decrease in short-term interest rates during fiscal year 2020. The federal funds rate decreased by 225 basis points, including a 150 basis point decrease to a near zero target range in March 2020, as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The 3-month LIBOR decreased by 216 basis points over the last 12 months to 0.34%. The decrease in the average yield on interest-earning assets was primarily attributable to a 7 basis point decrease in the average yield on our long-term fixed-rate loan portfolio, as the maturity and pay-off of loan advances at higher rates were replaced with new loan advances at lower rates due to the decline in interest rates.

Adjusted Net Interest Income

Adjusted net interest income of $274 million for fiscal year 2020 was up $18 million, or 7%, from fiscal year 2019, driven by an increase in the adjusted net interest yield of 3% (3 basis points) to 1.00% and the increase in average interest-earning assets of 4%.

•	Average Interest-Earning Assets: The increase in average interest-earning assets of 4% was driven by the growth in average total loans of $991 million, or 4%, from fiscal year 2019.

•
Adjusted Net Interest Yield: The increase in the adjusted net interest yield was primarily due to a reduction in our adjusted average cost of funds of 14 basis points to 3.40%, partially offset by a decrease in the average yield on interest-earning assets of 11 basis points to 4.20%. The reduction in our adjusted average cost of funds was attributable to the interest savings from the repayment of the $1.0 billion aggregate principal balance of 10.375% collateral trust bonds in the first half of fiscal year 2019 and the replacement of this debt with lower-cost funding, combined with a decrease in the average cost of our short-term and variable-rate funding due to the decrease in short-term interest rates during fiscal year 2020. As noted above, the decrease in the average yield on interest-earning assets was primarily attributable to a 7 basis point decrease in the average yield on our long-term fixed rate loan portfolio, as the maturity and pay-off of loan advances at higher rates were replaced with new loan advances at lower rates due to the decline in interest rates.

We include net accrued periodic derivative cash settlements during the period in the calculation of our adjusted average cost of funds, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Net periodic derivative cash settlements expense totaled $56 million in fiscal year 2020, an increase of $12 million, or 28%, from $44 million in fiscal year 2019. Pay-fixed swaps represent the substantial majority of our derivatives portfolio. The floating-rate payments on our interest rate swaps are typically determined based on the 3-month LIBOR. The decrease in the 3-month LIBOR rate resulted in a decrease in the periodic floating-rate interest payments due to us on our pay-fixed, receive-variable swaps and a significant increase in our net periodic derivative cash settlements expense in fiscal year 2020.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date. The allowance for loan losses, which consists of a collective allowance for loans in our portfolio that are not considered individually impaired and a specific allowance for loans identified as individually impaired, totaled $53 million and $18 million as of May 31, 2020 and 2019, respectively.

We recorded a provision for loan losses of $36 million in fiscal year 2020. In comparison, we recorded a benefit for loan losses of $1 million in fiscal year 2019. The unfavorable shift in the provision for loan losses of $37 million in fiscal year 2020 was attributable to the establishment of an asset-specific allowance of $34 million in the fourth quarter of fiscal year 2020 for a loan to a CFC power supply borrower with a carrying amount of $168 million as of May 31, 2020, discussed above in “Executive Summary—Credit Quality.”

The overall credit quality and performance metrics of our loan portfolio remains high, as evidenced by our continued strong credit performance metrics. We had no delinquent loans as of May 31, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. Although the total allowance coverage ratio increased to 0.20% as of May 31, 2020, from 0.07% as of May 31, 2019, due to the establishment of the asset-specific allowance of $34 million, the collective allowance coverage ratio was 0.07% as of May 31, 2020, compared with 0.06% as of May 31, 2019.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 5—Allowance for Loan Losses” of this Report. For a description of our methodology for determining the allowance for loan losses see “Critical Accounting Policies and Estimates” above and “Note 1—Summary of Significant Accounting Policies” of this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on our investment securities.

Table 3 presents the components of non-interest income (loss) recorded in our consolidated results of operations for fiscal years 2020, 2019 and 2018.

Table 3: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Non-interest income:
Fee and other income	$22,961	$15,355	$17,578
Derivative gains (losses)	(790,151)	(363,341)	231,721
Investment securities gains (losses)	9,431	(1,799)	—
Total non-interest income	$(757,759)	$(349,785)	$249,299

The significant variance in non-interest income between years was primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of operations. In addition, fee and other income increased by $8 million due to higher prepayment fees and investment gains increased by $11 million primarily due to the recognition of unrealized gains on our debt securities. The accounting treatment for our debt securities changed as a result of the transfer of all of the securities in our held-to-maturity investment portfolio to trading in the fourth quarter of fiscal year 2020. Trading securities are reported at fair value, with unrealized gains and losses recorded in earnings.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of May 31, 2020 or May 31, 2019.

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

Table 4: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(55,873)	$(43,611)	$(74,281)
Derivative forward value gains (losses)	(734,278)	(319,730)	306,002
Derivative gains (losses)	$(790,151)	$(363,341)	$231,721

The net derivative losses of $790 million in fiscal year 2020 were primarily attributable to a net decrease in the fair value of our pay-fixed swaps resulting from sharp declines in interest rates across the entire swap curve during fiscal year 2020, as depicted by the May 31, 2020 swap curve displayed below in the “Comparative Swap Curves” chart.

The net derivative losses of $363 million in fiscal year 2019 were primarily attributable to a net decrease in the fair value of our pay-fixed swaps resulting from a decline in medium- and longer-term interest rates during fiscal year 2019, as depicted by the May 31, 2019 swap curve also displayed below in the “Comparative Swap Curves” chart.

Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. Pay-fixed swaps represented approximately 71% and 68% of the outstanding notional amount of our derivative portfolio as of May 31, 2020 and May 31, 2019, respectively. The profile of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage exposure to interest rate risk. The average remaining maturity of our pay-fixed and receive-fixed swaps was 20 years and four years, respectively, as of May 31, 2020. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of May 31, 2019.

Derivative Cash Settlements

As indicated in Table 4 above, net periodic derivative cash settlement expense totaled $56 million, $44 million and $74 million during fiscal years 2020, 2019 and 2018, respectively. Table 5 displays, by swap agreement type, the average notional amount outstanding and the weighted-average interest rate paid and received for derivative cash settlements during each respective period.

Table 5: Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates

	Year Ended May 31,
	2020			2019			2018
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,092,961	2.82%	1.91%	$7,352,704	2.83%	2.53%	$7,007,207	2.84%	1.59%
Receive-fixed swaps	3,086,705	2.62	2.64	3,615,781	3.15	2.53	3,808,794	2.16	2.60
Total	$10,179,666	2.76%	2.13%	$10,968,485	2.93%	2.53%	$10,816,001	2.60%	1.95%

Comparative Swap Curves

The chart below provides comparative swap curves as of May 31, 2020, 2019, 2018 and 2017.

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” for information on how we estimate the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains (losses) on the early extinguishment of debt and other miscellaneous expenses.

Table 6 presents the components of non-interest expense recorded in our consolidated results of operations in fiscal years 2020, 2019 and 2018.

Table 6: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Non-interest expense:
Salaries and employee benefits	$(54,522)	$(49,824)	$(51,422)
Other general and administrative expenses	(46,645)	(43,342)	(39,462)
Losses on early extinguishment of debt	(683)	(7,100)	—
Other non-interest expense	(25,588)	(1,675)	(1,943)
Total non-interest expense	$(127,438)	$(101,941)	$(92,827)

Non-interest expense of $127 million for fiscal year 2020 increased by $25 million, or 25%, from fiscal year 2019. The increase was largely due to a non-cash impairment charge of $31 million recorded in the fourth quarter of fiscal year 2020, due to management’s decision to abandon a project to develop an internal-use loan origination and servicing platform and an increase in salaries and employment benefits of $5 million. These amounts were partially offset by a gain of $8 million recorded in connection with the July 22, 2019 sale of land and the absence of the loss of $7 million on the early redemption of $300 million of 10.375% collateral trust bonds recorded in fiscal year 2019.

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

We recorded a net loss attributable to noncontrolling interests of $4 million and $2 million in fiscal years 2020 and 2019, respectively, and net income of $2 million in fiscal year 2018.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $28,158 million as of May 31, 2020 increased by $1,033 million, or 4%, from May 31, 2019, primarily due to growth in our loan portfolio. Total liabilities of $27,509 million as of May 31, 2020 increased by $1,688 million, or 7%, from May 31, 2019. Total equity decreased by $655 million during fiscal year 2020 to $649 million as of May 31, 2020, attributable to our reported net loss of $589 million and patronage capital retirement of $63 million in the second quarter of fiscal year 2020.
Following is a discussion of changes in the major components of our assets and liabilities during fiscal year 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term loans that provide borrowers the option to select fixed- and variable-rate loan advances and line of credit loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured.

Loans Outstanding

Table 7 summarizes loans to members, by loan type and by member class, for the five-year period ended May 31, 2020. As indicated in Table 7, long-term fixed-rate loans accounted for 92% and 89% of loans to members as of May 31, 2020 and 2019, respectively.

Table 7: Loans Outstanding by Type and Member Class

	May 31,
(Dollars in millions)	2020		2019		2018		2017		2016
Loans by type:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Long-term loans:
Fixed-rate	$24,472	92%	$23,094	89%	$22,696	90%	$22,137	91%	$21,391	93%
Variable-rate	656	2	1,067	4	1,040	4	847	3	757	3
Total long-term loans	25,128	94	24,161	93	23,736	94	22,984	94	22,148	96
Lines of credit	1,563	6	1,745	7	1,432	6	1,372	6	1,005	4
Total loans outstanding	$26,691	100%	$25,906	100%	$25,168	100%	$24,356	100%	$23,153	100%
Deferred loan origination costs	11	—	11	—	11	—	11	—	10	—
Loans to members	$26,702	100%	$25,917	100%	$25,179	100%	$24,367	100%	$23,163	100%

Loans by member class:
CFC:
Distribution	$20,770	78%	$20,155	78%	$19,552	78%	$18,825	77%	$17,674	77%
Power supply	4,732	18	4,579	18	4,397	18	4,505	19	4,401	19
Statewide and associate	106	—	84	—	70	—	58	—	55	—
CFC total	25,608	96	24,818	96	24,019	96	23,388	96	22,130	96
NCSC	698	3	743	3	786	3	614	3	681	3
RTFC	385	1	345	1	363	1	354	1	342	1
Total loans outstanding	$26,691	100%	$25,906	100%	$25,168	100%	$24,356	100%	$23,153	100%
Deferred loan origination costs	11	—	11	—	11	—	11	—	10	—
Loans to members	$26,702	100%	$25,917	100%	$25,179	100%	$24,367	100%	$23,163	100%

Loans to members totaled $26,702 million as of May 31, 2020, an increase of $785 million, or 3%, from May 31, 2019. The increase in loans was driven by a net increase in long-term loans of $967 million. CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans increased by $615 million, $153 million, $22 million and $40 million, respectively, which were partially offset by a decrease in NCSC loans of $45 million.

Long-term loan advances totaled $2,422 million during fiscal year 2020, with approximately 80% of those advances for capital expenditures by members and 15% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,843 million during fiscal year 2019, with approximately 87% of those advances for capital expenditures by members and 10% for the refinancing of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans.” See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 8 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the past three fiscal years. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term of between one year and up to the final maturity of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 8: Historical Retention Rate and Repricing Selection(1)

	May 31,
	2020		2019		2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$441,165	95%	$568,252	75%	$741,792	82%
Long-term variable rate selected	11,446	3	123,636	16	157,539	17
Total loans retained by CFC	452,611	98	691,888	91	899,331	99
Loans repaid(2)	10,350	2	69,250	9	4,637	1
Total	$462,961	100%	$761,138	100%	$903,968	100%
____________________________
(1) Does not include NCSC and RTFC loans.
(2) Includes loans totaling $1 million as of May 31, 2018 that were converted to new loans at the repricing date and transferred to a third party as part of our direct loan sale program. See “Note 4—Loans” for information on our sale of loans.

As shown in Table 8, of the loans that repriced over the last three fiscal years, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, which is calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal year period ended May 31, 2020.

Scheduled Loan Principal Payments

Table 9 displays scheduled long-term loan principal payments as of May 31, 2020, for each of the five fiscal years subsequent to May 31, 2020 and thereafter.

Table 9: Long-Term Loan Scheduled Principal Payments

	Fixed Rate		Variable Rate
(Dollars in thousands)	Scheduled Principal Payments	Weighted-Average Interest Rate	Scheduled Principal Payments	Total Scheduled Principal Payments(1)
Fiscal year:
2021	$1,304,038	4.29%	$58,347	$1,362,385
2022	1,269,871	4.30	34,545	1,304,416
2023	1,269,702	4.30	30,173	1,299,875
2024	1,197,305	4.44	36,483	1,233,788
2025	1,199,895	4.46	22,521	1,222,416
Thereafter	18,231,192	4.50	473,635	18,704,827
Total	$24,472,003	4.46	$655,704	$25,127,707
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

Table 10: Debt Product Types

Debt Product Type:	Maturity Range	Market	Secured/Unsecured
Short-term funding programs:
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Other funding programs:
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Collateral trust bonds(1)	Up to 30 years	Capital markets	Secured
Guaranteed Underwriter Program notes payable(2)	Up to 30 years	U.S. government	Secured
Farmer Mac notes payable(3)	Up to 30 years	Private placement	Secured
Other notes payable(4)	Up to 3 years	Private placement	Both
Subordinated deferrable debt(5)	Up to 45 years	Capital markets	Unsecured
Members’ subordinated certificates(6)	Up to 100 years	Members	Unsecured
Revolving credit agreements	Up to 5 years	Bank institutions	Unsecured
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
(4)Other notes payable consist of unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement.
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

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2020, 2019 and 2018. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2020		2019		2018
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate
Debt product type:
Commercial paper:
Members, at par	$1,318,566	0.34%	$1,111,795	2.52%	$1,202,105	1.89%
Dealer, net of discounts	—	—	944,616	2.46	1,064,266	1.87
Total commercial paper	1,318,566	0.34	2,056,411	2.49	2,266,371	1.88
Select notes to members	1,597,959	0.75	1,023,952	2.70	780,472	2.04
Daily liquidity fund notes to members	508,618	0.10	298,817	2.25	400,635	1.50
Medium-term notes:
Members, at par	658,959	2.32	625,626	2.97	643,821	2.31
Dealer, net of discounts	3,068,793	3.34	2,942,045	3.55	3,002,979	3.51
Total medium-term notes	3,727,752	3.16	3,567,671	3.45	3,646,800	3.30
Collateral trust bonds	7,188,553	3.23	7,383,732	3.19	7,639,093	3.89
Guaranteed Underwriter Program notes payable	6,261,312	2.74	5,410,507	2.97	4,856,143	2.85
Farmer Mac notes payable	3,059,637	1.99	3,054,914	3.33	2,891,496	2.88
Other notes payable	11,612	1.37	22,515	3.46	29,860	3.42
Subordinated deferrable debt	986,119	5.11	986,020	5.11	742,410	4.98
Members’ subordinated certificates:
Membership subordinated certificates	630,483	4.95	630,474	4.95	630,448	4.94
Loan and guarantee subordinated certificates	482,965	2.92	505,485	2.95	528,386	2.93
Member capital securities	226,170	5.00	221,170	5.00	221,148	5.00
Total members’ subordinated certificates	1,339,618	4.22	1,357,129	4.21	1,379,982	4.18
Total debt outstanding	$25,999,746	2.72%	$25,161,668	3.24%	$24,633,262	3.25%

Security type:
Secured debt	64		63		63
Unsecured debt	36%		37%		37%
Total	100%		100%		100%

Funding source:
Members	21%		18%		18%
Private placement:
Guaranteed Underwriter Program notes payable	24		21		20
Farmer Mac notes payable	12		12		12
Total private placement	36		33		32
Capital markets	43		49		50
Total	100%		100%		100%

Interest rate type:
Fixed-rate debt	75%		77%		74%
Variable-rate debt	25		23		26
Total	100%		100%		100%

Interest rate type including the impact of swaps:
Fixed-rate debt(1)	90%		93%		87%
Variable-rate debt(2)	10		7		13
Total	100%		100%		100%

Maturity classification:(3)
Short-term borrowings	15%		14%		15%
Long-term and subordinated debt(4)	85		86		85
Total	100%		100%		100%

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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the year ended May 31, 2020, our debt volume also increased. We had no outstanding dealer commercial paper as of May 31, 2020, as we experienced an increase in short-term member investments. Total debt outstanding of $26,000 million as of May 31, 2020, increased by $838 million, or 3%, from the prior fiscal year-end due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in member commercial paper, select notes and daily liquidity fund notes of $991 million, a net increase in borrowings under the Guaranteed Underwriter Program of $851 million and a net increase in medium-term notes of $160 million. These increases were partially offset by net decreases in dealer commercial paper of $945 million and collateral trust bonds of $195 million.

Below is a summary of significant financing activities during fiscal year 2020.

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

•
On December 20, 2019, we terminated the $300 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As a result of the termination of this revolving note purchase agreement, the commitment amount under the $5,200 million revolving note purchase agreement with Farmer Mac increased to $5,500 million, effective December 20, 2019.

•	On December 27, 2019, we redeemed the $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020 at par.

•	On February 5, 2020, we issued $500 million aggregate principal amount of 1.75% dealer medium-term notes due 2022.

•	On February 5, 2020, we issued $500 million aggregate principal amount of 2.40% collateral trust bonds due 2030.

•
On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. The available borrowing amount under this program was $900 million as of May 31, 2020.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays outstanding member debt, by debt product type, as of May 31, 2020 and 2019.

Table 12: Member Investments

	May 31,				Change
	2020		2019
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,318,566	100%	$1,111,795	54%	$206,771
Select notes	1,597,959	100	1,023,952	100	574,007
Daily liquidity fund notes	508,618	100	298,817	100	209,801
Medium-term notes	658,959	18	625,626	18	33,333
Members’ subordinated certificates	1,339,618	100	1,357,129	100	(17,511)
Total outstanding member debt	$5,423,720		$4,417,319		$1,006,401

Percentage of total debt outstanding	21%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $5,424 million and accounted for 21% of total debt outstanding as of May 31, 2020, compared with $4,417 million, or 18%, of total debt outstanding as of May 31, 2019. Over the last three fiscal years, outstanding member investments as of the end of each quarterly reporting period have averaged $4,704 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,962 million and accounted for 15% of total debt outstanding as of May 31, 2020, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $22,038 million and accounted for 85% of total debt outstanding as of May 31, 2020, compared with $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. We provide additional information on our long-term debt below under “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 13 displays the collateral coverage ratios as of May 31, 2020 and 2019 for the debt agreements noted above that require us to pledge collateral.

Table 13: Collateral Pledged

	Requirement/Limit		Actual(1)
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	May 31,
Debt Agreement			2020	2019
Collateral trust bonds 1994 indenture	100%	150%	114%	118%
Collateral trust bonds 2007 indenture	100	150	113	117
Guaranteed Underwriter Program notes payable	100	150	120	114
Farmer Mac notes payable	100	150	121	123
Clean Renewable Energy Bonds Series 2009A	100	150	120	112
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $26,000 million as of May 31, 2020, $16,515 million, or 64%, was secured by pledged loans totaling $19,643 million. In comparison, of our total debt outstanding of $25,162 million as of May 31, 2019, $15,858 million, or 63%, was secured by pledged loans totaling $18,877 million. Total debt outstanding on our consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 14 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2020 and 2019.

Table 14: Unencumbered Loans

	May 31,
(Dollars in thousands)	2020	2019
Total loans outstanding(1)	$26,690,854	$25,905,664
Less: Loans required to be pledged for secured debt (2)	(16,784,728)	(16,137,357)
Loans pledged in excess of requirement(2)(3)	(2,858,238)	(2,739,248)
Total pledged loans	$(19,642,966)	$(18,876,605)
Unencumbered loans	$7,047,888	$7,029,059
Unencumbered loans as a percentage of total loans	26%	27%
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both May 31, 2020 and 2019.
(2)Reflects unpaid principal balance of pledged loans.
(3)Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 14, we had excess loans pledged as collateral totaling $2,858 million and $2,739 million as of May 31, 2020 and 2019, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 15 presents the components of total CFC equity and total equity as of May 31, 2020 and 2019.

Table 15: Equity

	May 31,		Change
(Dollars in thousands)	2020	2019
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	2,224	2,013	211
Total membership fees and educational fund	3,193	2,982	211
Patronage capital allocated	894,066	860,578	33,488
Members’ capital reserve	807,320	759,097	48,223
Total allocated equity	1,704,579	1,622,657	81,922
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(348,965)	(30,831)	(318,134)
Current-year derivative forward value gains (losses)(1)	(730,774)	(318,134)	(412,640)
Current year-end cumulative derivative forward value losses	(1,079,739)	(348,965)	(730,774)
Other unallocated net income	3,191	3,190	1
Unallocated net loss	(1,076,548)	(345,775)	(730,773)
CFC retained equity	628,031	1,276,882	(648,851)
Accumulated other comprehensive loss	(1,910)	(147)	(1,763)
Total CFC equity	626,121	1,276,735	(650,614)
Noncontrolling interests	22,701	27,147	(4,446)
Total equity	$648,822	$1,303,882	$(655,060)
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 15—Business Segments” for the statements of operations for CFC.

Total equity decreased by $655 million during fiscal year 2020 to $649 million as of May 31, 2020, attributable to our reported net loss of $589 million and patronage capital retirement of $63 million in the second quarter of fiscal year 2020.

Allocation and Retirement of Patronage Capital

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-up capital and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital. Pursuant to these provisions, the CFC Board of Directors is required to make annual allocations of net earnings, if any. CFC’s net earnings for determining allocations is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains and losses. We provide a reconciliation of our non-GAAP adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In May 2020, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2020 to the cooperative educational fund. In July 2020, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2020 as follows: $96 million to members in the form of patronage capital and $48 million to the members’ capital reserve. In July 2020, the CFC Board of Directors also authorized the retirement of patronage capital totaling $60 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2020 and $12 million represented the portion of the allocation from fiscal year 1995 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $60 million to members in cash in the second quarter of fiscal year 2021. The remaining portion of the patronage capital allocation for fiscal year 2020 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In July 2019, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2019 as follows: $97 million to members in the form of patronage capital, $71 million to the members’ capital reserve and $1 million to the cooperative educational fund. In July 2019, the CFC Board of Directors also authorized the retirement of patronage capital totaling $63 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2019 and $15 million represented the portion of the allocation from net earnings for fiscal year 1994 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2019. The remaining portion of the patronage capital allocation for fiscal year 2019 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

CFC has made annual retirements of allocated net earnings in 40 of the last 41 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice governing the allocation of net earnings and retirement of patronage capital at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” and “Note 11—Equity” for additional information.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 16 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of May 31, 2020 and 2019.

Table 16: Guarantees Outstanding

	May 31,		Change
(Dollars in thousands)	2020	2019
Guarantee type:
Long-term tax-exempt bonds(1)	$263,875	$312,190	$(48,315)
Letters of credit(2)	413,839	379,001	34,838
Other guarantees	143,072	146,244	(3,172)
Total	$820,786	$837,435	$(16,649)

Company:
CFC(3)	$810,787	$827,344	$(16,557)
NCSC	9,999	8,517	1,482
RTFC	—	1,574	(1,574)
Total	$820,786	$837,435	$(16,649)
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Includes CFC guarantees to NCSC and RTFC members totaling $3 million and $1 million as of May 31, 2020 and 2019, respectively.

Of the total notional amount of our outstanding guarantee obligations of $821 million and $837 million as of May 31, 2020 and 2019, respectively, 48% and 55%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $264 million as of May 31, 2020, we also were the liquidity provider on $244 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during fiscal year 2020 or 2019.

We had outstanding letters of credit for the benefit of our members totaling $414 million as of May 31, 2020. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $70 million as of May 31, 2020. All of our master letter of credit facilities as of May 31, 2020 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 17 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations of $821 million as of May 31, 2020.

Table 17: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Guarantees	$820,786	$339,979	$29,265	$157,411	$32,824	$83,628	$177,679

We recorded a guarantee liability of $11 million and $14 million as of May 31, 2020 and 2019, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 13—Guarantees.”

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

Table 18 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of May 31, 2020 and 2019.

Table 18: Unadvanced Loan Commitments

	May 31,				Change
	2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Line of credit commitments:
Conditional(1)	$5,072,921	38%	$4,845,306	37%	$227,615
Unconditional(2)	2,857,029	21	2,943,616	22	(86,587)
Total line of credit unadvanced commitments	7,929,950	59	7,788,922	59	141,028
Total long-term loan unadvanced commitments(1)	5,458,676	41	5,448,636	41	10,040
Total unadvanced loan commitments	$13,388,626	100%	$13,237,558	100%	$151,068
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 19 presents the amount of unadvanced loan commitments, by loan type, as of May 31, 2020 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 19: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit	$7,929,950	$4,050,588	$613,528	$1,223,510	$961,034	$1,032,749	$48,541
Long-term loans	5,458,676	497,104	1,364,755	873,822	1,674,029	1,044,671	4,295
Total	$13,388,626	$4,547,692	$1,978,283	$2,097,332	$2,635,063	$2,077,420	$52,836

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of May 31, 2020, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,459 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,389 million as of May 31, 2020 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,532 million and $10,294 million as of May 31, 2020 and 2019, respectively, and accounted for 79% and 78% of the combined total of unadvanced line of credit and long-term loan commitments as of May 31, 2020 and 2019, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,857 million and $2,944 million as of May 31, 2020 and 2019, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of May 31, 2020. The remaining 10% represented unconditional committed line of credit loans, which under any new advance would be made at rates determined by us.

Table 20 presents the maturities for each of the next five fiscal years of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of May 31, 2020.

Table 20: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2021	2022	2023	2024	2025
Committed lines of credit	$2,857,029	$115,815	$194,105	$970,366	$698,396	$878,347

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

Loan Portfolio Credit Risk

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of May 31, 2020, unchanged from May 31, 2019. Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. We historically, however, have experienced limited defaults and losses in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Fourth, electric cooperatives tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Below we provide information on the credit risk profile of our loan portfolio, including security provisions, credit concentration, credit quality and our allowance for loan losses.

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

Table 21 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of May 31, 2020 and 2019. As indicated in Table 21, secured loans and unsecured loans represented 94% and 6%, respectively, of total loans outstanding as of May 31, 2020. In comparison, secured loans and unsecured loans represented 92% and 8%, respectively, of total loans outstanding as of May 31, 2019.

Table 21: Loan Portfolio Security Profile

	May 31, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$24,137,145	99%	$334,858	1%	$24,472,003
Long-term variable-rate loans	650,192	99	5,512	1	655,704
Total long-term loans	24,787,337	99	340,370	1	25,127,707
Line of credit loans	191,268	12	1,371,879	88	1,563,147
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854

Company:
CFC	$23,977,438	94%	$1,630,219	6%	$25,607,657
NCSC	638,488	91	59,374	9	697,862
RTFC	362,679	94	22,656	6	385,335
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854

	May 31, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,674,330	98%	$419,923	2%	$23,094,253
Long-term variable-rate loans	1,058,434	99	8,446	1	1,066,880
Total long-term loans	23,732,764	98	428,369	2	24,161,133
Line of credit loans	121,741	7	1,622,790	93	1,744,531
Total loans outstanding	$23,854,505	92	$2,051,159	8	$25,905,664

Company:
CFC	$22,861,414	92%	$1,956,262	8%	$24,817,676
NCSC	664,618	89	78,270	11	742,888
RTFC	328,473	95	16,627	5	345,100
Total loans outstanding	$23,854,505	92	$2,051,159	8	$25,905,664
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period presented. Excludes deferred loan origination costs of $11 million as of both May 31, 2020 and 2019.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $569 million as of May 31, 2020, compared with $619 million as of May 31, 2019. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $147 million and $154 million as of May 31, 2020 and 2019, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of May 31, 2020, unchanged from May 31, 2019.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications members throughout the United States, with a total of 889 borrowers located in 49 states as of May 31, 2020. Texas had the largest concentration of outstanding loans to borrowers in any one state, accounting for approximately 16% and 15% of total loans outstanding as of May 31, 2020 and 2019, respectively. Texas also had the largest concentration of borrowers, with 67 and 70 borrowers as of May 31, 2020 and 2019, respectively. In addition to having the highest number of borrowers, Texas also had the highest number of electric power supply borrowers. Of our 59 electric power supply borrowers as of May 31, 2020, eight were located in Texas. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Table 22 presents the number of CFC, NCSC and RTFC borrowers and the percentage of total loans outstanding by state or U.S. territory as of May 31, 2020 and 2019.

Table 22: Loan Geographic Concentration

	May 31,
	2020		2019
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Texas	67	15.82%	70	15.31%
Colorado	26	5.89	23	5.46
Missouri	45	5.42	45	5.57
Georgia	45	5.18	47	5.53
Kansas	31	4.40	31	4.55
Florida	18	4.15	17	4.31
Alaska	16	3.55	16	3.70
Illinois	32	3.51	28	3.53
North Carolina	28	3.42	28	3.16
North Dakota	15	3.22	17	3.26
Indiana	39	3.11	38	2.88
Oklahoma	26	3.08	27	2.85
South Carolina	21	2.93	23	3.11
Kentucky	23	2.81	23	2.85
Minnesota	48	2.50	50	2.67
Iowa	34	2.37	35	2.24
Arkansas	20	2.32	19	2.40
Alabama	22	2.29	23	2.22
Ohio	27	2.27	28	2.29
Pennsylvania	16	1.92	16	1.96
Wisconsin	24	1.89	23	1.88
Maryland	2	1.64	2	1.72
Mississippi	20	1.50	19	1.64
Oregon	19	1.33	20	1.38
Virginia	18	1.23	15	1.19
Washington	10	1.22	10	1.30
Wyoming	11	1.22	11	1.16
Utah	5	1.10	6	1.17
Michigan	12	1.00	12	0.88
Nevada	8	0.94	8	0.97
Louisiana	10	0.92	10	0.96
Arizona	11	0.82	11	0.80
Montana	25	0.75	25	0.80
Tennessee	17	0.73	17	0.57
South Dakota	29	0.72	31	0.78
Idaho	11	0.46	12	0.49
Hawaii	2	0.40	2	0.46
Delaware	3	0.40	3	0.44
New Hampshire	1	0.30	1	0.33
New Mexico	14	0.23	15	0.24
Massachusetts	1	0.23	1	0.23
New York	9	0.21	6	0.13
Vermont	5	0.20	6	0.20
California	4	0.13	4	0.14
Nebraska	12	0.11	13	0.12
New Jersey	2	0.07	1	0.07
West Virginia	2	0.04	2	0.05
Maine	2	0.03	2	0.03
Rhode Island	1	0.02	1	0.02
Total	889	100.00%	893	100.00%

Single-Obligor Concentration

Table 23 displays the outstanding loan exposure for our 20 largest borrowers, by company, as of May 31, 2020 and 2019. The 20 largest borrowers consisted of 11 distribution systems and 9 power supply systems as of May 31, 2020. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest total exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both May 31, 2020 and 2019.

Table 23: Loan Exposure to 20 Largest Borrowers

	May 31,				Change
	2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$5,661,540	21%	$5,369,879	21%	$291,661
NCSC	215,595	1	245,559	1	(29,964)
Total loan exposure to 20 largest borrowers	5,877,135	22	5,615,438	22	261,697
Less: Loans covered under Farmer Mac standby purchase commitment	(313,644)	(1)	(360,012)	(1)	46,368
Net loan exposure to 20 largest borrowers	$5,563,491	21%	$5,255,426	21%	$308,065

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong credit performance metrics, including low levels of criticized exposure. We had no delinquent loans or charge-offs during and as of the fiscal year ended May 31, 2020. Moreover, we have not experienced any loan defaults or charge-offs since we recorded a charge-off attributable to a telecommunications borrower in fiscal year 2017, and we have not experienced any defaults or charge-offs in our electric utility loan portfolio since fiscal year 2013. We had one loan to a CFC power supply borrower of $168 million that was classified as nonperforming and designated as impaired as of May 31, 2020. We provide information on this loan below under “Nonperforming Loans” and “Allowance for Loan Losses.” We did not have any loans classified as nonperforming as of May 31, 2019.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with the interagency banking regulatory guidance on the framework for credit risk ratings and the definitions for the classification of credit exposures as pass or criticized. Pass ratings indicate relatively low probability of default, while criticized ratings, which consist of the categories special mention, substandard and doubtful, indicate higher probability of default. Loans outstanding with borrowers classified as criticized totaled $371 million, or 1.39%, of total loans outstanding as of May 31, 2020. Of this amount, $170 million was classified as substandard and $168 million was classified as doubtful. The $168 million classified as doubtful represents the loan to the CFC power supply borrower discussed below under “Nonperforming Loans.” In comparison, loans outstanding with borrowers classified as criticized totaled $202 million, or 0.78%, of total loans outstanding as of May 31, 2019. Of this amount, $176 million was classified as substandard. We did not have any loans classified as doubtful as of May 31, 2019. See “Note 4—Loans” for additional information on the classification of our loans by borrower risk ratings.

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

Table 24 presents the carrying amount of loans modified as TDRs and the performance status as of the end of each of the last five fiscal years. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 24: Troubled Debt Restructured Loans

	May 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans	Carrying Amount	% of Total Loans
TDR loans:
CFC	$5,755	0.02%	$6,261	0.03%	$6,507	0.03%	$6,581	0.02%	$6,716	0.03%
RTFC	5,092	0.02	5,592	0.02	6,092	0.02	6,592	0.03	10,598	0.04
Total TDR loans	$10,847	0.04%	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$17,314	0.07%

Performance status of TDR loans:
Performing TDR loans	$10,847	0.04%	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$13,808	0.06%
Nonperforming TDR loans	—	—	—	—	—	—	—	—	3,506	0.01%
Total TDR loans	$10,847	0.04%	$11,853	0.05%	$12,599	0.05%	$13,173	0.05%	$17,314	0.07%

Both CFC’s and RTFC’s reported TDR loan amount as of May 31, 2020 and 2019, represents a restructured loan to one borrower. During fiscal year 2020, we amended the TDR loan agreement for the RTFC borrower to extend the maturity by two years. The amended RTFC loan currently remains on accrual status and will continue to amortize monthly through the maturity date of the loan. As indicated in Table 24 above, we did not have any TDR loans classified as nonperforming as of May 31, 2020 or 2019.

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

We had one loan to a CFC power supply borrower with an outstanding balance of $168 million as of May 31, 2020, which we classified as nonperforming and designated as impaired as of May 31, 2020. As discussed above under “Borrower Risk Ratings,” we also classified the loan as doubtful. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower’s financial performance in those years. As of May 31, 2020, the borrower was current with respect to required payments on the loan and not in default. However, based on our review and assessment of the most recent forecast and underlying assumptions provided by the borrower in May 2020, we no longer believe that the total future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance of $168 million as of May 31, 2020. We therefore determined that it was appropriate to classify the loan as nonperforming and place it on nonaccrual status as of May 31, 2020. We did not have any loans classified as nonperforming as of May 31, 2019.

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

Table 25: Net Charge-Offs (Recoveries)

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Charge-offs:
RTFC	$—	$—	$—	$2,119	$—
Recoveries:
CFC	—	—	—	(159)	(214)
RTFC	—	—	—	(100)	—
Total recoveries	—	—	—	(259)	(214)
Net charge-offs (recoveries)	$—	$—	$—	$1,860	$(214)

Average total loans outstanding	$26,517,677	$25,527,172	$24,911,559	$23,834,432	$22,490,847

Net charge-off rate(1)	0.00%	0.00%	0.00%	0.01%	0.00%
____________________________
(1)Calculated based on net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.

We had no loan defaults or charge-offs during fiscal years 2020 or 2019. The gross charge-offs of $2 million over the last five fiscal years were all attributable to our RTFC telecommunications loan portfolio. We now have experienced an extended period of seven consecutive fiscal years for which we have had no charge-offs in our electric utility loan portfolio.

Historical Loan Losses

In its 51-year history, CFC has experienced only 16 defaults, of which 10 resulted in no loss and six resulted in cumulative historical net charge-offs of $86 million for our electric utility loan portfolio. Of this amount, $67 million was attributable to electric utility power supply cooperatives and $19 million was attributable to electric distribution cooperatives. We discuss the reasons loans to electric utility cooperatives, our principal lending market, typically have a relatively low risk of default above under “Credit Risk—Loan Portfolio Credit Risk.”

In comparison, since RTFC’s inception in 1987, we have experienced 15 defaults and cumulative net charge-offs attributable to telecommunication borrowers totaling $427 million, the most significant of which was a charge-off of $354 million in fiscal year 2011. This charge-off related to outstanding loans to Innovative Communications Corporation (“ICC”), a former RTFC member, and the transfer of ICC’s assets in foreclosure to Caribbean Asset Holdings, LLC.

Loans outstanding to electric utility organizations totaled $26,306 million and accounted for 99% of total loans outstanding as of May 31, 2020, while outstanding RTFC telecommunications loans totaled $385 million and accounted for 1% of total loans outstanding as of May 31, 2020. In comparison, loans outstanding to electric utility organizations totaled $25,561 million and accounted for 99% of total loans outstanding as of May 31, 2019, while outstanding RTFC telecommunications loans totaled $345 million and accounted for 1% of total loans outstanding as of May 31, 2019.

We provide additional information on the credit quality of our loan portfolio in “Note 4—Loans.”

Allowance for Loan Losses

The allowance for loan losses, which consists of a collective allowance for loans in our portfolio that are not considered individually impaired and an asset-specific allowance for loans identified as individually impaired, represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Table 26 summarizes changes in the allowance for loan losses during each fiscal year for the five-year period ended May 31, 2020, and a comparison of the allowance by company as of the end of each fiscal year.

Table 26: Allowance for Loan Losses

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Beginning balance	$17,535	$18,801	$37,376	$33,258	$33,690
Provision (benefit) for loan losses	35,590	(1,266)	(18,575)	5,978	(646)
Net (charge-offs) recoveries	—	—	—	(1,860)	214
Ending balance	$53,125	$17,535	$18,801	$37,376	$33,258

Allowance for loan losses by company:
CFC	$47,438	$13,120	$12,300	$29,499	$24,559
NCSC	806	2,007	2,082	2,910	3,134
RTFC	4,881	2,408	4,419	4,967	5,565
Total	$53,125	$17,535	$18,801	$37,376	$33,258

Allowance components:
Collective allowance	$18,292	$16,514	$17,603	$35,736	$30,158
Asset-specific allowance	34,833	1,021	1,198	1,640	3,100
Total	$53,125	$17,535	$18,801	$37,376	$33,258

Loans outstanding:
Collectively evaluated loans	$26,512,298	$25,893,811	$25,154,895	$24,343,157	$23,135,203
Individually evaluated loans	178,556	11,853	12,599	13,173	17,314
Total loans outstanding(1)	$26,690,854	$25,905,664	$25,167,494	$24,356,330	$23,152,517

Allowance coverage ratios:
Collective allowance coverage ratio	0.07%	0.06%	0.07%	0.15%	0.13%
Asset-specific allowance coverage ratio	19.51	8.61	9.51	12.45	17.90
Total allowance coverage ratio	0.20	0.07	0.07	0.15	0.14
Percentage of total nonperforming loans outstanding	31.68	—	—	—	—
Percentage of total performing TDR loans outstanding	489.77	147.94	149.23	283.73	240.86
Percentage of total nonperforming TDR loans outstanding	—	—	—	—	948.60
Percentage of nonaccrual loans	31.68	—	—	—	948.60
___________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of May 31, 2020, 2019, 2018 and 2017, and $10 million as of May 31, 2016.

The total allowance increased by $35 million to $53 million as of May 31, 2020, from $18 million as of May 31, 2019. The collective allowance totaled $18 million and $17 million as of May 31, 2020 and 2019, respectively, while the asset-specific allowance totaled $35 million and $1 million as of each respective date. The total allowance coverage ratio was 0.20% and 0.07% as of May 31, 2020 and 2019, respectively, and the collective allowance coverage ratio was 0.07% and 0.06% as of each respective date.

The increase in the allowance for loan losses was attributable to the establishment of an asset-specific allowance of $34 million in the fourth quarter of fiscal year 2020 for the loan of $168 million to the CFC power supply borrower discussed above. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower’s financial performance in those years. As of May 31, 2020, the borrower was current with respect to required payments on the loan and not in default. However, based on our review and assessment of the most recent forecast and underlying assumptions provided by the borrower in May 2020, we no longer believe that the total future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance of $168 million as of May 31, 2020. We therefore determined that it was appropriate to classify the loan as nonperforming, place it on nonaccrual status, individually evaluate the loan for impairment and establish an asset-specific allowance based on the estimated impairment as of May 31, 2020. The estimated impairment amount is subject to change based on our assessment of forecast updates provided by the borrower and the actual future financial performance of the borrower.

See “Critical Accounting Policies and Estimates—Allowance for Loan Losses” above and “Note 1—Summary of Significant Accounting Policies” for information on the methodology for determining our allowance for loan losses and key inputs and assumptions and “Note 5—Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to BBB+ by S&P as of May 31, 2020. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 25% and 23% of the total outstanding notional amount of derivatives as of May 31, 2020 and 2019, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of May 31, 2020. Both Moody’s and S&P had our ratings on stable outlook as of May 31, 2020. Table 27 displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty’s master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 27: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$45,860	$(11,305)	$—	$(11,305)
Falls below Baa1/BBB+	6,091,198	(692,210)	—	(692,210)
Falls to or below Baa2/BBB (2)	421,303	(33,958)	—	(33,958)
Falls below Baa3/BBB-	45,280	(15,677)	—	(15,677)
Total	$6,603,641	$(753,150)	$—	$(753,150)
___________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have an outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $166 million as of May 31, 2020. These contracts were in an unrealized loss position of $62 million as of May 31, 2020.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $798 million as of May 31, 2020. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of May 31, 2020. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” for additional information about credit risk related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to readily available funding and to roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. Our primary sources of liquidity include cash flows from operations, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 28 presents the sources of our available liquidity as of May 31, 2020 and 2019.

Table 28: Available Liquidity

	May 31,
	2020			2019
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$671	$—	$671	$178	$—	$178
Investment securities, excluding equity securities(1)	309	—	309	—	—	—
Committed bank revolving line of credit agreements—unsecured(2)	2,725	3	2,722	2,975	3	2,972
Guaranteed Underwriter Program committed facilities—secured(3)	7,798	6,898	900	7,298	5,948	1,350
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	3,060	2,440	5,200	3,055	2,145
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured(5)	—	—	—	300	—	300
Total	$17,003	$9,961	$7,042	$15,951	$9,006	$6,945
____________________________
(1) Due to our decision in March 2020 to revise our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity, we transferred the securities in this portfolio to trading. As such, we are now including this portfolio of debt securities as part of our available liquidity. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we have excluded this investment portfolio from our sources of liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both May 31, 2020 and May 31, 2019 relates to letters of credit issued pursuant to the five-year line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.
(5)This Farmer Mac revolving note purchase agreement was terminated effective December 20, 2019.

As discussed above in “Executive Summary—Liquidity,” in light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions in early March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, but were not limited to, drawing additional advances under our committed credit facilities, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities in our investment portfolio. We borrowed an additional $625 million under the Guaranteed Underwriter Program and $250 million under the Farmer Mac note purchase agreement. Due largely to the actions undertaken in March, we increased our cash position to $671 million as of May 31, 2020, up from $178 million as of May 31, 2019.

Subsequent to our cash management actions in early March, the FOMC unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 150 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, ease liquidity pressure and calm market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased since the actions taken by the FOMC. Our access to funding, however, has not been interrupted to an extent that the ability to meet our obligations has been compromised. As such, we suspended the plan for the orderly liquidation of a portion of debt securities in our investment portfolio.

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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of May 31, 2020. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 28, 2019, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022 and to terminate certain bank commitments totaling $125 million under the three-year agreement and $125 million under the five-year agreement. The total commitment amount under the amended three-year and five-year bank revolving line of credit agreements is $1,315 million and $1,410 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,725 million.

Table 29 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of May 31, 2020. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of May 31, 2020.

Table 29: Committed Bank Revolving Line of Credit Agreements

	May 31, 2020
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

On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. During fiscal year 2020, we borrowed $950 million under our committed loan facilities with the Federal Financing Bank.

We had up to $900 million available for access under the Guaranteed Underwriter Program as of May 31, 2020. Of this amount, $400 million is available for advance through July 15, 2023 and $500 million is available for advance through July 15, 2024.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 28, we had one revolving note purchase agreement with Farmer Mac, which allowed us to borrow up to $5,500 million from Farmer Mac. Under this revolving note purchase agreement dated March 24, 2011, as amended, we can borrow up to $5,500 million as of May 31, 2020, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable totaling $3,060 million and $3,055 million as of May 31, 2020 and 2019, respectively, under this Farmer Mac revolving note purchase agreement. We borrowed $250 million under this note purchase agreement with Farmer Mac during the year ended May 31, 2020. The available borrowing amount totaled $2,440 million as of May 31, 2020.

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

Table 30 displays the composition, by funding source, of our short-term borrowings as of May 31, 2020 and 2019. Member borrowings accounted for 94% of total short-term borrowings as of May 31, 2020, compared with 74% of total short-term borrowings as of May 31, 2019.

Table 30: Short-Term Borrowings—Funding Sources

	May 31,
	2020		2019
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$3,711,985	94%	$2,663,110	74%
Private placement—Farmer Mac notes payable	250,000	6	—	—
Capital markets	—	—	944,616	26
Total	$3,961,985	100%	$3,607,726	100%

Table 31 displays additional information on our short-term borrowings, including the maximum month-end and average outstanding amounts, the weighted average interest rate and the weighted average maturity, for each respective category of our short-term borrowings for fiscal years 2020, 2019 and 2018.

Table 31: Short-Term Borrowings

	May 31, 2020
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$—	—%	—	$2,404,496	$1,064,926
Commercial paper to members, at par	1,318,566	0.34	24 days	1,378,221	1,253,187
Total commercial paper	1,318,566	0.34	24 days	3,583,030	2,318,113
Select notes to members	1,597,959	0.75	46 days	1,597,959	1,349,332
Daily liquidity fund notes to members	508,618	0.10	1 day	511,898	446,018
Medium-term notes sold to members	286,842	1.64	184 days	286,842	259,531
Farmer Mac revolving facility	—	—	—	150,000	2,869
Farmer Mac notes payable	250,000	1.06	153 days	250,000	50,546
Total short-term borrowings	$3,961,985	0.62	50 days		$4,426,409

	May 31, 2019
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$944,616	2.46%	7 days	$2,277,820	$1,322,039
Commercial paper to members, at par	1,111,795	2.52	34 days	1,380,324	1,091,745
Total commercial paper	2,056,411	2.49	22 days	3,209,498	2,413,784
Select notes to members	1,023,952	2.70	48 days	1,049,349	907,490
Daily liquidity fund notes to members	298,817	2.25	1 day	572,898	407,964
Medium-term notes sold to members	228,546	2.87	143 days	246,676	237,331
Farmer Mac revolving facility	—	—	—	100,000	3,288
Total short-term borrowings	$3,607,726	2.56	35 days		$3,969,857

	May 31, 2018
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,064,266	1.87%	14 days	$2,548,147	$942,931
Commercial paper to members, at par	1,202,105	1.89	34 days	1,268,515	1,005,624
Total commercial paper	2,266,371	1.88	25 days	3,447,274	1,948,555
Select notes to members	780,472	2.04	44 days	780,472	727,313
Daily liquidity fund notes to members	400,635	1.50	1 day	866,065	618,705
Medium-term notes sold to members	248,432	1.90	150 days	248,432	217,122
Farmer Mac revolving facility	100,000	2.23	61 days	100,000	548
Total short-term borrowings	$3,795,910	1.88	35 days		$3,512,243

Our short-term borrowings totaled $3,962 million and accounted for 15% of total debt outstanding as of May 31, 2020, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. The weighted-average maturity and weighted-average cost of our short-term borrowings was 50 days and 0.62%, respectively, as of May 31, 2020, compared with 35 days and 2.56%, respectively, as of May 31, 2019. We had no outstanding dealer commercial paper as of May 31, 2020, as we experienced an increase in short-term member investments and had additional cash available due to the borrowings under the Guaranteed Underwriter Program and Farmer Mac note purchase agreement in March 2020. In comparison, we had outstanding dealer commercial paper totaling $945 million, or 4% of total debt outstanding, that was issued to dealers as of May 31, 2019. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future.

Long-Term and Subordinated Debt

Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Pursuant to our effective shelf registration statements filed with the SEC, we may offer and issue the following debt securities:

•	an unlimited amount of collateral trust bonds until September 2022;

•	an unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until November 2020; and

•	daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2022.

We intend to file a new registration statement registering an unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt prior to the expiration of the existing shelf registration statement in November 2020. Although we register member capital securities and the daily liquidity fund notes with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. Notwithstanding the foregoing, we have contractual limitations with respect to the amount of senior indebtedness we may incur.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $22,038 million and accounted for 85% of total debt outstanding as of May 31, 2020, compared with $21,554 million, or 86%, of total debt outstanding as of May 31, 2019. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth. Table 32 summarizes long-term and subordinated debt issuances and repayments during fiscal year 2020.

Table 32: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Year Ended May 31, 2020
(Dollars in thousands)	Issuances	Repayments (2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$500,000	$705,000	$(205,000)
Guaranteed Underwriter Program notes payable	950,000	99,196	850,804
Farmer Mac notes payable	—	245,277	(245,277)
Medium-term notes sold to members	196,910	221,873	(24,963)
Medium-term notes sold to dealers	517,236	392,878	124,358
Other notes payable	—	11,064	(11,064)
Members’ subordinated certificates	9,621	27,132	(17,511)
Total	$2,173,767	$1,702,420	$471,347
___________________________
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

Investment Portfolio

In addition to our sources of liquidity discussed above, we have an investment portfolio, which totaled $370 million and $653 million as of May 31, 2020 and 2019, respectively, composed of equity securities and debt securities. Our debt securities totaled $309 million as of May 31, 2020 and were classified as trading. We recognized unrealized gains on our consolidated statements of operations of $8 million on our trading investments portfolio. In comparison, debt securities totaled $565 million as of May 31, 2019 and were classified as held to maturity.

As discussed above during the fourth quarter of fiscal year 2020, management revised its objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executed a plan for the orderly liquidation of a portion of debt securities in our investment portfolio due to the extreme volatility and disruptions in the capital and credit markets. We therefore transferred the debt securities in our held-to-maturity investment portfolio to trading and, in conjunction with the transfer, recognized an unrealized gain of $1 million in earnings in the fourth quarter of fiscal year 2020.

The decrease in our investment portfolio of $283 million during fiscal year 2020, was primarily attributable to the sale of debt securities totaling $239 million during the fourth quarter of fiscal year 2020. We recorded a realized gain on the sale of these debt securities of $4 million during fiscal year 2020. Also contributing to the decrease in our investment portfolio was the redemption by Farmer Mac of its Series B non-cumulative preferred stock on June 12, 2019, at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of the redemption date, which equaled the per share redemption price.

Our investment portfolio is unencumbered and structured so that the securities have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements. Pursuant to our investment policy and guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P or BBB- or higher by Fitch, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

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

Table 33 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ended November 30, 2021. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of May 31, 2020, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 33: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

1Q FY 2021	$120	$423	$191	$734	$604	$674	$29	$1,307	$(2)
2Q FY 2021	270	341	24	635	593	461	24	1,078	538
3Q FY 2021	1,170	313	—	1,483	454	568	—	1,022	(362)
4Q FY 2021	270	368	—	638	672	405	—	1,077	369
1Q FY 2022	695	331	—	1,026	488	473	—	961	(15)
2Q FY 2022	350	314	—	664	269	453	—	722	(4)
Total	$2,875	$2,090	$215	$5,180	$3,080	$3,034	$53	$6,167	$524
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended November 30, 2021.
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

As displayed in Table 33, we currently project long-term advances of $2,108 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,445 million by approximately $663 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Contractual Obligations

Our contractual obligations affect our short- and long-term liquidity needs. Table 34 displays aggregated information about the listed categories of our contractual obligations as of May 31, 2020. The table provides information on the contractual maturity profile of our debt securities based on undiscounted future cash payment amounts due pursuant to these obligations, aggregated by type of contractual obligation. The table excludes certain obligations where the obligation is short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 34: Contractual Obligations(1)

(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Short-term borrowings	$3,962	$—	$—	$—	$—	$—	$3,962
Long-term debt	2,016	2,517	1,222	1,118	808	12,031	19,712
Subordinated deferrable debt	—	—	—	—	—	986	986
Members’ subordinated certificates(2)	41	13	23	15	24	1,224	1,340
Total long-term and subordinated debt	2,057	2,530	1,245	1,133	832	14,241	22,038
Contractual interest on long-term debt(3)	609	558	512	477	450	5,079	7,685
Total specified contractual obligations	$6,628	$3,088	$1,757	$1,610	$1,282	$19,320	$33,685
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $239 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $14 million in fiscal year 2020 and represented 6% of amortizing loan subordinated certificates outstanding.
(3) Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2020, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2020 until maturity and redeemable debt continues to accrue interest until its contractual maturity.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 35 displays our credit ratings as of May 31, 2020. Moody's, S&P and Fitch affirmed our ratings and outlook during the third quarter of fiscal year 2020. Our credit ratings as of May 31, 2020 are unchanged from May 31, 2019, and as of the date of the filing of this Report.

Table 35: Credit Ratings

May 31, 2020
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

Financial Ratios

Our debt-to-equity ratio increased to 42.40 as of May 31, 2020, from 19.80 as of May 31, 2019, primarily due to a decrease in equity resulting from our reported net loss of $589 million for fiscal year 2020 and the patronage capital retirement of $63 million in the second quarter of fiscal year 2020.

Our adjusted debt-to-equity ratio increased to 5.85 as of May 31, 2020, from 5.73 as of May 31, 2019, primarily attributable to an increase in debt outstanding to fund loan growth. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2020.

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

Future of LIBOR

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR index, announced that the FCA intends to stop requesting banks to submit the rates required to calculate LIBOR after 2021. Management has formed a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index and develop a strategic transition plan. The LIBOR working group has performed an initial assessment of all of CFC’s LIBOR-dependent contracts and financial instruments and the systems, models and processes that may be impacted. The LIBOR working group will closely monitor and assess developments with respect to the phasing out of LIBOR and provide regular reports to the Chief Financial Officer and the CFC Board of Directors.

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

Table 36 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of May 31, 2020. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 8% and 11% of our total loan portfolio as of May 31, 2020 and 2019, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 36: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/21	Two Years 6/1/21 to 5/31/23	Two Years 6/1/23 to 5/31/25	Five Years 6/1/25 to 5/31/30	10 Years 6/1/30 to 5/31/40	6/1/40 and Thereafter	Total
Asset amortization and repricing	$1,741	$3,213	$2,877	$5,990	$7,550	$3,329	$24,700
Liabilities and members’ equity:
Long-term debt (1)(2)	$2,234	$3,692	$2,362	$6,173	$4,902	$1,867	$21,230
Subordinated deferrable debt and subordinated certificates(2)(3)	25	417	160	484	159	803	2,048
Members’ equity (4)	53	24	32	114	325	1,005	1,553
Total liabilities and members’ equity	$2,312	$4,133	$2,554	$6,771	$5,386	$3,675	$24,831
Gap (5)	$(571)	$(920)	$323	$(781)	$2,164	$(346)	$(131)

Cumulative gap	(571)	(1,491)	(1,168)	(1,949)	215	(131)
Cumulative gap as a % of total assets	(2.03)%	(5.30)%	(4.15)%	(6.92)%	0.76%	(0.47)%
Cumulative gap as a % of adjusted total assets(6)	(2.04)	(5.33)	(4.17)	(6.96)	0.77	(0.47)
____________________________
(1)Includes long-term fixed-rate debt and the net impact of our interest rate swaps.
(2) The maturity presented for debt is based on the call date.
(3)Represents the amount of subordinated deferrable debt and subordinated certificates allocated to fund fixed-rate assets.
(4)Represents the portion of members’ equity and loan loss allowance allocated to fund fixed-rate assets. See Table 43: Members’ Equity below under “Non-GAAP Financial Measures” for a reconciliation of total CFC equity to members’ equity.
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

As indicated above in Table 36, we were in a prefunded position of $131 million as of May 31, 2020, rather than our typical warehouse position. The prefunded position was primarily attributable to our issuance in March 2020 of long-term fixed-rate debt at an attractive coupon rate due to a relative flat yield curve environment. Subsequent to the year-end, due to long-term fixed-rate loan advances and payments of long-term fixed-rate maturing debt, we were no longer in a prefunded position at July 31, 2020.

Financial Instruments

Table 37 provides information about our financial instruments, other than derivatives, that are sensitive to changes in interest rates. We provide additional information on our use of derivatives and exposure in “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities.” All of our financial instruments as of May 31, 2020 were entered into or contracted for purposes other than trading, except our debt securities investments, which are trading. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates as of May 31, 2020.

Table 37: Financial Instruments

			Principal Amortization and Maturities
	Outstanding Balance	Fair Value						Remaining Years
(Dollars in millions)			2021	2022	2023	2024	2025
Assets:
Equity securities	$61	$61	$—	$—	$—	$—	$—	$61
Debt securities trading	$309	$309	$64	$69	$81	$53	$38	$4
Average rate	2.56%		2.12%	2.58%	2.63%	3.12%	2.49%	1.31%
Long-term fixed-rate loans (1)	$24,472	$27,052	$1,304	$1,270	$1,270	$1,197	$1,200	$18,231
Average rate	4.46%		4.29%	4.30%	4.30%	4.44%	4.46%	4.50%
Long-term variable-rate loans	$656	$656	$58	$35	$30	$36	$23	$474
Average rate	3.04%		—	—	—	—	—	—
Line of credit loans	$1,563	$1,563	$1,563	$—	$—	$—	$—	$—
Average rate	2.62%		2.62%	—	—	—	—	—
Liabilities and equity:
Short-term borrowings (2)	$3,962	$3,963	$3,962	$—	$—	$—	$—	$—
Average rate	0.62%		0.62%	—	—	—	—	—
Long-term debt	$19,712	$21,826	$2,016	$2,517	$1,222	$1,118	$808	$12,031
Average rate	2.92%		2.41%	2.12%	2.33%	3.00%	2.77%	3.24%
Subordinated deferrable debt	$986	$1,030	$—	$—	$—	$—	$—	$986
Average rate	5.11%		—	—	—	—	—	5.11%
Members’ subordinated certificates (3)	$1,340	$1,340	$41	$13	$23	$15	$24	$1,224
Average rate	4.22%		3.60%	3.07%	3.70%	2.37%	1.66%	4.34%
____________________________
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $11 million in TDR loans that were on accrual status as of May 31, 2020 and $168 million in nonperforming loans that were on nonaccrual status as of May 31, 2020.
(2) Short-term borrowings consists of commercial paper, select notes, daily liquidity fund notes, bank bid notes and medium-term notes issued with an original maturity of one year or less.
(3) Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $239 million are amortizing annually based on the unpaid principal balance of the related loan. The amortization payments on these certificates totaled $14 million in fiscal year 2020, which represented 6% of amortizing loan subordinated certificates outstanding.

Loan Repricing
Table 38 shows long-term fixed-rate loans outstanding as of May 31, 2020, which will be subject to interest rate repricing during the next five fiscal years and thereafter (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing).

Table 38: Loan Repricing

(Dollars in thousands)	Repricing Amount	Weighted-Average Interest Rate
2021	$416,868	4.20%
2022	394,479	4.56
2023	280,222	4.72
2024	242,991	4.68
2025	312,599	4.57
Thereafter	1,174,853	4.90
Total	$2,822,012	4.68

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

Our business continuity and disaster recovery plan establishes the basic principles and framework necessary to ensure emergency response, resumption, restoration and permanent recovery of CFC’s operations and business activities during a business interruption event. This plan includes a duplication of our operating systems at an off-site facility coupled with an extensive business continuity and recovery process to leverage those remote systems. Each of our departments is required to develop, exercise, test and maintain business resumption plans for the recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises periodically that include both the information technology group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

In fiscal year 2020, we enhanced our crisis management framework to provide additional corporate guidance on the management of and response to significant crises that may have an adverse disruptive impact on our business. The crises identified include, but are not limited to, man-made and natural disasters including infectious disease pandemics, technology disruption and workforce issues. The objectives of the enhancements are to ensure, in the event of an identified crisis, we have well-documented plans in place to protect our employees and the work environment, safeguard CFC’s operations, protect CFC’s brand and reputation and minimize the impact of business disruptions. We conducted a business impact analysis for each identified crisis to assess the potential impact on our business operations, financial performance, technology and staff. The results of the business impact analysis have been utilized to develop management action plans that align business priorities, clarify responsibilities and establish processes and procedures that enable us to respond in a timely, proactive manner and take appropriate actions to manage and mitigate the potential disruptive impact of specified crises.

Cybersecurity risk is managed as part of our overall management of operational risk. Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which includes strategic and proprietary information. Because such an attack could have a material adverse impact on our operations, the CFC Board of Directors is actively engaged in the oversight of our continuous efforts in monitoring and managing the risks associated with the ever-evolving nature of cybersecurity threats. Each quarter, or more frequently as requested by the board of directors, management provides reports on CFC’s security operations, including any cybersecurity incidents, management’s efforts to manage any incidents, and any other related information requested from management. On at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity events. Additionally, upon the occurrence of a material cybersecurity incident, the board of directors will be notified of the event so it may properly evaluate such incident, including management’s remediation plan.

NON-GAAP FINANCIAL MEASURES

In addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Below we provide a discussion of each of these non-GAAP measures and provide a reconciliation of our adjusted measures to the most comparable GAAP measures in this section. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of: (i) budgeting and forecasting; (ii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; (iii) making compensation decisions; and (iv) informing the establishment of short- and long-term strategic goals. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on these non-GAAP adjusted measures.

Statements of Operations Non-GAAP Adjustments

One of our primary performance measures is TIER, which is a measure indicating our ability to cover the interest expense requirements on our debt. TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense. We adjust the TIER calculation to add the derivative cash settlements expense to the interest expense and to remove the derivative forward value gains (losses) and foreign currency adjustments from total net income. Adding the cash settlements expense back to interest expense also has a corresponding effect on our adjusted net interest income.

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

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements expense for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2020 and 2019, there were no foreign currency derivative instruments outstanding.

For operational management and decision-making purposes, we subtract derivative forward value gains (losses) and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. In addition, since the derivative forward value gains (losses) and foreign currency adjustments do not represent current-period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value gains (losses) and foreign currency adjustments from net income in calculating the amount of net income to be allocated to our members. TIER calculated by excluding the derivative forward value gains (losses) and foreign currency adjustments from net income reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

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

Table 39 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER for each fiscal year in the five-year period ended May 31, 2020.

Table 39: Adjusted Financial Measures—Income Statement

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Interest expense	$(821,089)	$(836,209)	$(792,735)	$(741,738)	$(681,850)
Include: Derivative cash settlements expense	(55,873)	(43,611)	(74,281)	(84,478)	(88,758)
Adjusted interest expense	$(876,962)	$(879,820)	$(867,016)	$(826,216)	$(770,608)

Net interest income	$330,197	$299,461	$284,622	$294,896	$330,786
Include: Derivative cash settlements expense	(55,873)	(43,611)	(74,281)	(84,478)	(88,758)
Adjusted net interest income	$274,324	$255,850	$210,341	$210,418	$242,028

Net income (loss)	$(589,430)	$(151,210)	$457,364	$312,099	$(51,516)
Exclude: Derivative forward value gains (losses)	(734,278)	(319,730)	306,002	179,381	(221,083)
Adjusted net income	$144,848	$168,520	$151,362	$132,718	$169,567

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements expense in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 40 displays the calculation of our TIER and adjusted TIER for each fiscal year in the five-year period ended May 31, 2020.

Table 40: TIER and Adjusted TIER

	Year Ended May 31,
	2020	2019	2018	2017	2016
TIER (1)	0.28	0.82	1.58	1.42	0.92
Adjusted TIER (2)	1.17	1.19	1.17	1.16	1.22
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

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

Table 41 provides a reconciliation between the liabilities and equity used to calculate the debt-to-equity ratio and the adjusted debt-to-equity ratio as of the end of each fiscal year in the five-year period ended May 31, 2020. As indicated in the following table, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 41: Adjusted Financial Measures—Balance Sheet

	May 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total liabilities	$27,508,783	$25,820,490	$25,184,351	$24,106,887	$23,452,822
Exclude:
Derivative liabilities	1,258,459	391,724	275,932	385,337	594,820
Debt used to fund loans guaranteed by RUS	146,764	153,991	160,865	167,395	173,514
Subordinated deferrable debt	986,119	986,020	742,410	742,274	742,212
Subordinated certificates	1,339,618	1,357,129	1,379,982	1,419,025	1,443,810
Adjusted total liabilities	$23,777,823	$22,931,626	$22,625,162	$21,392,856	$20,498,466

Total equity	$648,822	$1,303,882	$1,505,853	$1,098,805	$817,378
Exclude:
Prior fiscal year-end cumulative derivative forward value losses	(354,704)	(34,974)	(340,976)	(520,357)	(299,274)
Current-year derivative forward value gains (losses)	(734,278)	(319,730)	306,002	179,381	(221,083)
Accumulated other comprehensive income attributable to derivatives (1)	2,130	2,571	1,980	3,702	4,487
Include:
Subordinated deferrable debt	986,119	986,020	742,410	742,274	742,212
Subordinated certificates	1,339,618	1,357,129	1,379,982	1,419,025	1,443,810
Adjusted total equity	$4,061,411	$3,999,164	$3,661,239	$3,597,378	$3,519,270

____________________________
(1) Represents AOCI related to derivatives. See “Note 11—Equity” for the components of AOCI.

Table 42 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of the end of each fiscal year during the five-year period ended May 31, 2020.

Table 42: Debt-to-Equity Ratio

	May 31,
	2020	2019	2018	2017	2016
Debt-to-equity ratio (1)	42.40	19.80	16.72	21.94	28.69
Adjusted debt-to-equity ratio (2)	5.85	5.73	6.18	5.95	5.82
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities as of the end of the period divided by adjusted total equity as of the end of the period.

Members’ Equity

Member's equity includes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income. It also includes amounts recorded in accumulated other comprehensive income. We provide the components of accumulated other comprehensive income in “Note 11—Equity.” Because these amounts generally have not been realized, they are not available to members and are excluded by CFC’s Board of Directors in determining the annual allocation of adjusted net income to patronage capital, members’ capital reserve and other member funds.

Table 43 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2020 and 2019.

Table 43: Members’ Equity

	May 31,
(Dollars in thousands)	2020	2019
Member's equity:
Total CFC equity	$626,121	$1,276,735
Excludes:
Accumulated other comprehensive loss	(1,910)	(147)
Current period-end cumulative derivative forward value losses	(1,079,739)	(348,965)
Subtotal	(1,081,649)	(349,112)
Members’ equity	$1,707,770	$1,625,847

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk” and “Note 10—Derivative Instruments and Hedging Activities.”

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
National Rural Utilities Cooperative Finance Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended May 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
McLean, Virginia
August 5, 2020

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Interest income	$1,151,286	$1,135,670	$1,077,357
Interest expense	(821,089)	(836,209)	(792,735)
Net interest income	330,197	299,461	284,622
Benefit (provision) for loan losses	(35,590)	1,266	18,575
Net interest income after benefit (provision) for loan losses	294,607	300,727	303,197
Non-interest income:
Fee and other income	22,961	15,355	17,578
Derivative gains (losses)	(790,151)	(363,341)	231,721
Investment securities gains (losses)	9,431	(1,799)	—
Total non-interest income	(757,759)	(349,785)	249,299
Non-interest expense:
Salaries and employee benefits	(54,522)	(49,824)	(51,422)
Other general and administrative expenses	(46,645)	(43,342)	(39,462)
Losses on early extinguishment of debt	(683)	(7,100)	—
Other non-interest expense	(25,588)	(1,675)	(1,943)
Total non-interest expense	(127,438)	(101,941)	(92,827)
Income (loss) before income taxes	(590,590)	(150,999)	459,669
Income tax benefit (expense)	1,160	(211)	(2,305)
Net income (loss)	(589,430)	(151,210)	457,364
Less: Net (income) loss attributable to noncontrolling interests	4,190	1,979	(2,178)
Net income (loss) attributable to CFC	$(585,240)	$(149,231)	$455,186

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Net income (loss)	$(589,430)	$(151,210)	$457,364
Other comprehensive income (loss):
Unrealized losses on equity securities	—	—	(3,222)
Unrealized gains (losses) on cash flow hedges	—	1,059	(1,059)
Reclassification of derivative gains to net income	(441)	(468)	(663)
Defined benefit plan adjustments	(1,322)	(488)	313
Other comprehensive income (loss)	(1,763)	103	(4,631)
Total comprehensive income (loss)	(591,193)	(151,107)	452,733
Less: Total comprehensive (income) loss attributable to noncontrolling interests	4,190	1,979	(2,178)
Total comprehensive income (loss) attributable to CFC	$(587,003)	$(149,128)	$450,555

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$671,372	$177,922
Restricted cash	8,647	8,282
Total cash, cash equivalents and restricted cash	680,019	186,204
Investment securities:
Equity securities	60,735	87,533
Debt securities trading, at fair value	309,400	—
Debt securities held-to-maturity, at amortized cost	—	565,444
Total investment securities	370,135	652,977
Loans to members	26,702,380	25,916,904
Less: Allowance for loan losses	(53,125)	(17,535)
Loans to members, net	26,649,255	25,899,369
Accrued interest receivable	117,138	133,605
Other receivables	41,099	36,712
Fixed assets, net	89,137	120,627
Derivative assets	173,195	41,179
Other assets	37,627	53,699
Total assets	$28,157,605	$27,124,372

Liabilities:
Accrued interest payable	$139,619	$158,997
Debt outstanding:
Short-term borrowings	3,961,985	3,607,726
Long-term debt	19,712,024	19,210,793
Subordinated deferrable debt	986,119	986,020
Members’ subordinated certificates:
Membership subordinated certificates	630,483	630,474
Loan and guarantee subordinated certificates	482,965	505,485
Member capital securities	226,170	221,170
Total members’ subordinated certificates	1,339,618	1,357,129
Total debt outstanding	25,999,746	25,161,668
Deferred income	59,303	57,989
Derivative liabilities	1,258,459	391,724
Other liabilities	51,656	50,112
Total liabilities	27,508,783	25,820,490

Equity:
CFC equity:
Retained equity	628,031	1,276,882
Accumulated other comprehensive income	(1,910)	(147)
Total CFC equity	626,121	1,276,735
Noncontrolling interests	22,701	27,147
Total equity	648,822	1,303,882
Total liabilities and equity	$28,157,605	$27,124,372

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	1,000	95,012	57,480	301,694	455,186	—	455,186	2,178	457,364
Other comprehensive loss	—	—	—	—	—	(4,631)	(4,631)	—	(4,631)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(955)	—	—	—	(955)	—	(955)	490	(465)
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income (loss)	1,000	96,592	71,312	(318,135)	(149,231)	—	(149,231)	(1,979)	(151,210)
Other comprehensive income	—	—	—	—	—	103	103	—	103
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	(2,908)	(50,415)
Other	(963)	—	—	—	(963)	—	(963)	514	(449)
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net income (loss)	1,000	96,310	48,223	(730,773)	(585,240)	—	(585,240)	(4,190)	(589,430)
Other comprehensive loss	—	—	—	—	—	(1,763)	(1,763)	—	(1,763)
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(789)	—	—	—	(789)	—	(789)	1,677	888
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(589,430)	$(151,210)	$457,364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(9,309)	(10,009)	(11,296)
Amortization of debt issuance costs and deferred charges	9,095	10,439	10,456
Amortization of discount on long-term debt	10,896	10,605	10,164
Amortization of issuance costs for bank revolving lines of credit	4,972	5,324	5,346
Depreciation and amortization	9,238	9,305	7,931
Provision (benefit) for loan losses	35,590	(1,266)	(18,575)
Loss on early extinguishment of debt	683	7,100	—
Fixed assets impairment	31,284	—	—
Gain on sale of land	(7,713)	—	—
Investment securities unrealized (gains) losses	(5,975)	1,799	—
Derivative forward value (gains) losses	734,278	319,730	(306,002)
Changes in operating assets and liabilities:
Accrued interest receivable	16,467	(6,163)	(15,949)
Accrued interest payable	(19,378)	9,713	11,808
Deferred income	10,973	2,077	3,246
Other	(12,456)	(10,401)	741
Net cash provided by operating activities	219,215	197,043	155,234
Cash flows from investing activities:
Advances on loans, net	(785,190)	(738,171)	(811,164)
Investment in fixed assets	(9,565)	(14,725)	(15,194)
Proceeds from sale of land	21,268	—	—
Net proceeds from time deposits	—	100,000	125,000
Purchase of trading securities	(3,883)	—	—
Proceeds from sales and maturities of trading securities	277,687	—	—
Proceeds from redemption of equity securities	25,000	—	—
Purchases of held-to-maturity investments	(76,339)	(80,123)	(510,598)
Proceeds from maturities of held-to-maturity investments	69,726	35,340	1,394
Net cash used by investing activities	(481,296)	(697,679)	(1,210,562)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(208,340)	(452,618)	126,211
Proceeds from short-term borrowings with original maturity > than 90 days	3,022,910	1,652,005	1,331,910
Repayments of short term-borrowings with original maturity > 90 days	(2,460,311)	(1,387,571)	(1,005,111)
Payments for issuance costs for revolving bank lines of credit	(1,025)	(2,382)	(2,441)
Proceeds from issuance of long-term debt, net of discount and issuance costs	2,156,711	3,281,595	2,349,885
Payments for retirement of long-term debt	(1,675,288)	(2,806,639)	(1,611,002)
Payments made for early extinguishment of debt	(683)	(7,100)	—
Payments for issuance costs for subordinated deferrable debt	(84)	(6,535)	—
Proceeds from issuance of subordinated debt	—	250,000	—
Proceeds from issuance of members’ subordinated certificates	9,621	1,986	6,136
Payments for retirement of members’ subordinated certificates	(24,572)	(24,861)	(45,180)
Payments for retirement of patronage capital	(63,035)	(49,860)	(44,667)
Repayments for membership fees, net	(8)	(4)	(10)
Net cash provided by financing activities	755,896	448,016	1,105,731
Net increase (decrease) in cash, cash equivalents and restricted cash	493,815	(52,620)	50,403
Beginning cash, cash equivalents and restricted cash	186,204	238,824	188,421
Ending cash, cash equivalents and restricted cash	$680,019	$186,204	$238,824

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$805,086	$801,966	$766,059
Cash paid for income taxes	20	112	321

Noncash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$2,560	$—	$—

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

Risks and Uncertainties

We have considered the impact of the emergence in 2019 and continued spread of a novel strain of coronavirus that causes coronavirus disease 2019 (“COVID-19”), which was declared a global pandemic by the World Health Organization (“WHO”) in March 2020, on our consolidated financial statements. Although the effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions, we have been able to navigate the challenges of the pandemic reasonably well. We have been monitoring developments closely, and the future impact of COVID-19 on our operations is highly uncertain and cannot be predicted. The extent of the impact of COVID-19 on our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operational and financial performance will depend on certain developments, including, among others, the duration and severity of the COVID-19 pandemic, the ultimate impact on our members, potential further disruption and deterioration in the corporate debt markets and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of May 31, 2020 or May 31, 2019. All intercompany balances and transactions have been eliminated. NCSC and RTFC are VIEs that are required to be consolidated by CFC. Unless stated otherwise, references to “we, “our” or “us” relate to CFC and its consolidated entities.

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

NCSC and RTFC meet the definition of VIEs because they do not have sufficient equity investment at risk to finance their activities without additional financial support. When evaluating an entity for possible consolidation, we must determine whether or not we have a variable interest in the entity. If it is determined that we do not have a variable interest in the entity, no further analysis is required and we do not consolidate the entity. If we have a variable interest in the entity, we must evaluate whether we are the primary beneficiary based on an assessment of quantitative and qualitative factors. We are considered the primary beneficiary holder if we have a controlling financial interest in the VIE that provides (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consolidate the results of NCSC and RTFC with CFC because CFC is the primary beneficiary holder.

Cash and Cash Equivalents

Cash, certificates of deposit, due from banks and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $9 million and $8 million as of May 31, 2020 and 2019, respectively.

Investment Securities

We currently hold investments in equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification.

Our equity securities consist of investments in Federal Agricultural Mortgage Corporation (“Farmer Mac”) Series A common stock and Farmer Mac Series A and Series C non-cumulative preferred stock. We previously had investments in equity securities that were classified as available for sale as of May 31, 2018. The unrealized gains and losses on these securities were recorded in other comprehensive income. Effective with our June 1, 2018 adoption of the financial instrument accounting standard on the recognition and measurement of financial assets and financial liabilities, unrealized

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains and losses on equity securities are required to be recorded in earnings. Equity securities are carried at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income.

Our debt securities consist of investments in certificates of deposit with maturities greater than 90 days, corporate debt securities, municipality debt securities, commercial mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”). We currently classify and account for our investments in debt securities as trading. We previously had investments in debt securities that were classified as held to maturity as of May 31, 2019. During the fourth quarter of fiscal year 2020, in light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, we transferred the debt securities in our held-to-maturity investment portfolio to trading, as we revised our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity. In conjunction with the transfer, recognized an unrealized gain of $1 million in earnings. We report debt securities classified as trading on our consolidated balance sheets at fair value with unrealized gains and losses recorded as a component of other non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Recovery Rates: We utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments, as we believe it provides a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenues of borrowers for long-term loans, and the approach we take in working with borrowers that may be experiencing operational or financial issues. The historical recovery rates for each portfolio segment may be adjusted based on management’s consideration and assessment of current conditions and relevant factors, such as recent trends in credit performance, historical variability of recovery rates and additional analysis of long-term loss severity experience, changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and general economic conditions.

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

Unadvanced Loan Commitments

Unadvanced commitments represent amounts for which we have approved and executed loan contracts, but the funds have not been advanced. The majority of the unadvanced commitments reported represent amounts that are subject to material adverse change clauses at the time of the loan advance. Prior to making an advance on these facilities, we would confirm there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm the borrower is currently in compliance with loan terms and conditions. The remaining unadvanced commitments relate to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan commitment.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $9 million, $9 million and $8 million in fiscal years 2020, 2019 and 2018, respectively. The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

	May 31,
(Dollars in thousands)	2020	2019
Building and building equipment	$50,087	$50,167
Furniture and fixtures	6,015	6,012
Computer software and hardware	49,944	71,915
Other	1,051	1,069
Depreciable fixed assets	107,097	129,163
Less: Accumulated depreciation	(59,007)	(53,695)
Net depreciable fixed assets	48,090	75,468
Land	23,796	23,796
Software development in progress	17,251	21,363
Fixed assets, net	$89,137	$120,627

In the fourth quarter of fiscal year 2020, management made a decision to abandon a project to develop an internal-use loan origination and servicing platform. The project was intended to update our loan platform to provide increased functionality and flexibility and enhance the operational efficiency of our lending, loan servicing and loan accounting processes. As a result of the decision to abandon the project, we wrote off the capitalized amounts related to this project, which were recorded as a component of computer software and hardware and software development in progress, and recognized a non-cash impairment charge of $31 million in the fourth quarter of fiscal year 2020. The impairment charge is reported as a component of other non-interest expense on our consolidated statements of operations.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported as an adjustment to the carrying amount to the extent that the adjusted carrying amount does not exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.

On March 14, 2018, CFC entered into a purchase and sale agreement (“the agreement”), which was subsequently amended, for the sale of a parcel of land, consisting of approximately 28 acres, located in Loudoun County, Virginia. We designated the property, which had a carrying value of $14 million, as held for sale and reclassified it from fixed assets, net to other assets on our consolidated balance sheet. On July 22, 2019, we closed on the sale of the land and received net proceeds of $22 million, resulting in a gain of $8 million on the sale of this property, which is reported in other non-interest expense on our consolidated statements of operations.

Foreclosed Assets

Foreclosed assets acquired through our lending activities in satisfaction of indebtedness may be held in operating entities created and controlled by CFC and presented separately in our consolidated balance sheets under foreclosed assets, net. These assets are initially recorded at estimated fair value as of the date of acquisition. Subsequent to acquisition, foreclosed assets not classified as held for sale are evaluated for impairment, and the results of operations and any impairment are reported on our consolidated statements of operations under results of operations of foreclosed assets. When foreclosed assets meet the accounting criteria to be classified as held for sale, they are recorded at the lower of cost or fair value less estimated cost to sell at the date of transfer, with the amount at the date of transfer representing the new cost basis. Subsequent changes are recognized in our consolidated statements of operations under results of operations of foreclosed assets. We also review foreclosed assets classified as held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2020 or May 31, 2019.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Valuation Processes

We present certain financial instruments at fair value, including equity and debt securities, and derivatives. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). We have various processes and controls in place to ensure that fair value is reasonably estimated. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early-termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity and our trading debt securities.

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

Interest Income

Interest income on loans and investments is recognized using the effective interest method. The following table presents interest income, by interest-earning asset category, for fiscal years 2020, 2019 and 2018.

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$1,043,918	$1,012,277	$1,000,492
Long-term variable-rate loans	31,293	41,219	27,152
Line of credit loans	55,140	57,847	38,195
TDR loans(2)	836	846	889
Other income, net(3)	(1,304)	(1,128)	(1,185)
Total loans	1,129,883	1,111,061	1,065,543
Cash, time deposits and investment securities	21,403	24,609	11,814
Total interest income	$1,151,286	$1,135,670	$1,077,357
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

Deferred income of $59 million and $58 million as of May 31, 2020 and 2019, respectively, consists primarily of deferred loan conversion fees totaling $53 million and $52 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for fiscal years 2020, 2019 and 2018.

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Interest expense by debt product type:(1)(2)
Short-term borrowings	$77,995	$92,854	$50,616
Medium-term notes	125,954	133,797	111,814
Collateral trust bonds	257,396	273,413	336,079
Guaranteed Underwriter Program notes payable	162,929	147,895	140,551
Farmer Mac notes payable	87,617	90,942	56,004
Other notes payable	671	1,237	1,509
Subordinated deferrable debt	51,527	38,628	37,661
Subordinated certificates	57,000	57,443	58,501
Total interest expense	$821,089	$836,209	$792,735
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

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting in a statutory tax rate. The federal statutory tax rate for both NCSC and RTFC was 21% for fiscal year 2020. The federal statutory tax rate for both NCSC and RTFC

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was 21% for fiscal year 2019 and the federal statutory tax rate for NCSC and RTFC was 29% and 12%, respectively, for fiscal year 2018. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. NCSC had a deferred tax asset of $3 million and $2 million as of May 31, 2020 and 2019, respectively, primarily arising from differences in the accounting and tax treatment for derivatives. We believe that it is more likely than not that the deferred tax assets will be realized through taxable earnings.

Recent Accounting Changes and Other Developments

Accounting Standards Adopted in Fiscal Year 2020

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk-management activities and simplifies certain hedge documentation and assessment requirements. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. We adopted this guidance on June 1, 2019. Hedge accounting is elective, and we currently apply hedge accounting on a limited basis, specifically when we enter into Treasury rate lock agreements. The adoption of this guidance did not have an impact on our consolidated financial statements or cash flows. If we continue to elect not to apply hedge accounting to our interest rate swaps, the guidance will not have an impact on our consolidated financial statements or liquidity.

Receivables—Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for the premium on certain callable debt securities to the earliest call date rather the maturity date. The guidance is applicable to any individual debt security, purchased at a premium, with an explicit and noncontingent call feature with a fixed price on a preset date. The guidance does not impact the accounting for purchased callable debt securities held at a discount. The guidance is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance on June 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or liquidity.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides new guidance that is intended to improve financial reporting about leasing transactions. The new guidance requires the recognition of a right-of-use asset and lease liability on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance. It also requires new disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We adopted this guidance on June 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or liquidity.

Accounting Standards Adopted Subsequent to Fiscal Year 2020

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public entities for fiscal years

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. We adopted this guidance on June 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements or liquidity.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss (“CECL”) model for financial assets carried at amortized cost, including loans and held-to-maturity debt securities. CECL requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also expands credit quality disclosures and amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The CECL model is applicable to our loans held-for-investment, unadvanced loan commitments and financial guarantees. Our investment securities are not within the scope of the CECL model because they are classified as trading. We adopted CECL on June 1, 2020, using a modified retrospective approach.

We leveraged our existing probability of default/loss given default model for estimating incurred credit losses and recalibrated this model to serve as the framework for our approach in estimating life-time credit losses for our loan portfolio under CECL. Due to the disruption, rapidly changing conditions and uncertainty caused by the ongoing COVID-19 pandemic, management is continuing to review, assess and refine considerations and judgments related to our qualitative framework under CECL prior to finalizing our estimate of expected credit losses. However, we currently do not believe that the impact at adoption of CECL will have a material impact on our consolidated financial statements. We expect the ultimate impact from our June 1, 2020 adoption of CECL, which we are required to record as a cumulative-effect adjustment to retained earnings, will result in an immaterial decrease in retained earnings and a corresponding increase in our allowance for loan losses. Subsequent to June 1, 2020, expected credit losses for newly recognized loans held for investment, unadvanced loan commitments and financial guarantees, as well as changes in our estimate of expected credit losses on existing financial instruments subject to CECL, will be recognized in earnings. We will be subject to the expanded credit quality disclosure requirements under CECL beginning with the filing of our fiscal year 2021 first quarter Form 10-Q report for the quarterly period ended August 31, 2020.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
(Dollars in thousands)	2020	2019
Total loans outstanding	$1,083,197	$1,087,988
Other assets	11,352	10,963
Total assets	$1,094,549	$1,098,951

Long-term debt	$—	$6,000
Other liabilities	38,803	33,385
Total liabilities	$38,803	$39,385

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of May 31, 2020 and 2019.

	May 31,
(Dollars in thousands)	2020	2019
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,062,103	1,059,629
Credit enhancements:
CFC third-party guarantees	9,999	10,091
Other credit enhancements	11,755	14,251
Total credit enhancements(2)	21,754	24,342
Total outstanding commitments	1,083,857	1,083,971
CFC available credit commitments	$4,416,143	$4,416,029
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $22 million. The maturities for obligations guaranteed by CFC extend through 2031.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Securities

The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of May 31, 2020 and 2019.

	May 31,
(Dollars in thousands)	2020	2019
Equity securities at fair value:
Farmer Mac—Series A, B and C non-cumulative preferred stock	$55,640	$82,445
Farmer Mac—class A common stock	5,095	5,088
Total equity securities at fair value	$60,735	$87,533

We recognized net unrealized losses on our investments in equity securities of $2 million for both years ended May 31, 2020 and 2019. These unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 11—Equity—Accumulated Other Comprehensive Income.”

On June 12, 2019, Farmer Mac redeemed its Series B non-cumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. The amortized cost of our investment in the Farmer Mac Series B non-cumulative preferred stock was $25 million as of the redemption date, which equaled the per share redemption price. In connection with this redemption, we recorded a realized loss on equity securities of $0.2 million for the year ended May 31, 2020.

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

In light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the commercial paper market, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected cash needs without adversely affecting our daily operations. These actions included, among others, revising our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity and executing a plan for the orderly liquidation of a portion of debt securities in our investment portfolio. We therefore transferred securities with an amortized cost of $571 million from our held-to-maturity investment portfolio to trading and, in conjunction with the transfer, recognized an unrealized gain of $1 million in earnings in the fourth quarter of fiscal year 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Trading, at Fair Value

The following table presents the fair value of our debt securities classified as trading by major security type as of May 31, 2020.

(Dollars in thousands)	May 31, 2020
Debt securities trading, at fair value:
Certificates of deposit	$5,585
Corporate debt securities	253,153
Commercial MBS:
Agency	7,655
Non-agency	3,207
Total commercial MBS	10,862
U.S. state and municipality debt securities	8,296
Other ABS(1)	31,504
Total debt securities trading, at fair value	$309,400
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

Realized and Unrealized Gains and Losses

During the year ended May 31, 2020, we sold debt investment securities totaling $239 million. The following table presents the gross realized and unrealized gains and losses on our debt securities classified as trading as of May 31, 2020. These realized and unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations. For additional information on our investments in debt securities, see “Note 1—Summary of Significant Accounting Policies.”

(Dollars in thousands)	May 31, 2020
Debt securities gains (losses):
Realized gains	$3,686
Unrealized gains	7,543
Total gains on debt securities trading	$11,229

Debt Securities Held-to-Maturity, at Amortized Cost

Amortized Cost and Fair Value of Debt Securities

The following table presents the amortized cost and fair value of our debt securities classified as held to maturity and the corresponding gross unrealized gains and losses, by classification category and major security type, as of May 31, 2019.

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

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of May 31, 2019. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-Than-Temporary Impairment

During fiscal year 2019, we conducted periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 187 as of May 31, 2019. We assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expected to recover the entire amortized cost basis of these securities, as we did not intend to sell any of the securities and concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we considered the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our held-to-maturity investment securities as of May 31, 2019. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

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

Realized Gains and Losses

We did not sell any of our debt investment securities during the year ended May 31, 2019, and therefore have not recorded any realized gains or losses during fiscal year 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

We offer loans under secured long-term facilities with terms up to 35 years and line of credit loans. Under secured long-term facilities, borrowers have the option of selecting a fixed or variable rate for a period of one to 35 years for each long-term loan advance. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. Line of credit loans are typically variable-rate revolving facilities and are generally unsecured. Collateral and security requirements for advances on loan commitments are identical to those required at the time of the initial loan approval.

The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type:
Long-term loans:
Fixed rate	$24,472,003	$—	$23,094,253	$—
Variable rate	655,704	5,458,676	1,066,880	5,448,636
Total long-term loans	25,127,707	5,458,676	24,161,133	5,448,636
Lines of credit	1,563,147	7,929,950	1,744,531	7,788,922
Total loans outstanding	26,690,854	13,388,626	25,905,664	13,237,558
Deferred loan origination costs	11,526	—	11,240	—
Loans to members	$26,702,380	$13,388,626	$25,916,904	$13,237,558

Member class:
CFC:
Distribution	$20,769,653	$8,992,457	$20,155,266	$8,773,018
Power supply	4,731,506	3,409,227	4,578,841	3,466,680
Statewide and associate	106,498	153,626	83,569	165,687
Total CFC	25,607,657	12,555,310	24,817,676	12,405,385
NCSC	697,862	551,674	742,888	552,840
RTFC	385,335	281,642	345,100	279,333
Total loans outstanding	26,690,854	13,388,626	25,905,664	13,237,558
Deferred loan origination costs	11,526	—	11,240	—
Loans to members	$26,702,380	$13,388,626	$25,916,904	$13,237,558
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes, by loan type, the available balance under unadvanced loan commitments as of May 31, 2020 and related maturities by fiscal year for each of the next five fiscal years and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit loans	$7,929,950	$4,050,588	$613,528	$1,223,510	$961,034	$1,032,749	$48,541
Long-term loans	5,458,676	497,104	1,364,755	873,822	1,674,029	1,044,671	4,295
Total	$13,388,626	$4,547,692	$1,978,283	$2,097,332	$2,635,063	$2,077,420	$52,836

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of May 31, 2020, while unadvanced long-term loan commitments accounted for 41% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,459 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,389 million as of May 31, 2020 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,532 million and $10,294 million as of May 31, 2020 and 2019, respectively. Prior to making an advance on these facilities, we confirm there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,857 million and $2,944 million as of May 31, 2020 and 2019, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit and the related maturities by fiscal year and thereafter, as of May 31, 2020.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2021	2022	2023	2024	2025
Committed lines of credit	$2,857,029	$115,815	$194,105	$970,366	$698,396	$878,347

Loan Sales

We transfer, from time to time, whole loans and participating interests to third parties. These transfers, which meet the accounting criteria required to qualify for sale accounting, are made concurrently with the closing of the loan or

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participation agreement at par value. Accordingly, we remove the transferred loans or participating interests from our consolidated balance sheets when control has been surrendered and recognize a gain or loss on the sale. We retain a servicing performance obligation on the transferred loans and recognize related servicing fees on an accrual basis over the period for which servicing is provided, as we believe the servicing fee represents adequate compensation. Other than the servicing performance obligation, we do not hold any continuing interest in the loans sold to date. In addition, we have no obligation to repurchase loans that are sold, except in the case of breaches of representations and warranties.

We sold CFC loans with outstanding balances totaling $151 million, $35 million and $119 million at par for cash in fiscal years 2020, 2019 and 2018, respectively. We recorded immaterial losses on the sale of these loans, which were attributable to unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under USDA’s Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of May 31, 2020 and 2019. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

	May 31,
(Dollars in thousands)	2020	2019
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,244,202	$8,775,231
RUS-guaranteed loans qualifying as permitted investments	128,361	134,678
Total pledged collateral	$8,372,563	$8,909,909
Collateral trust bonds outstanding	7,422,711	7,622,711

1994 indenture:
Distribution system mortgage notes	$39,785	$47,331
Collateral trust bonds outstanding	35,000	40,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,687,418	$3,751,798
Notes payable outstanding	3,059,637	3,054,914

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$7,269	$10,349
Cash	395	415
Total pledged collateral	$7,664	$10,764
Notes payable outstanding	6,068	9,225

Federal Financing Bank:
Distribution and power supply system mortgage notes	$7,535,931	$6,157,218
Notes payable outstanding	6,261,312	5,410,507

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States, with a total of 889 borrowers located in 49 states as of May 31, 2020. Loans to borrowers in Texas accounted for approximately 16% and 15% of total loans outstanding as of May 31, 2020 and 2019, respectively, representing the largest concentration of loans outstanding to borrowers and also the highest number of borrowers in any one state.

Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks. Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of May 31, 2020, unchanged from May 31, 2019. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The outstanding loan exposure for our 20 largest borrowers was 22% as of both May 31, 2020 and 2019. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2020. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of May 31, 2019. The largest outstanding loan exposure to a single borrower or controlled group represented approximately 2% of total loans outstanding as of both May 31, 2020 and 2019.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $569 million and $619 million as of May 31, 2020 and 2019, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of May 31, 2020. Also, we had long-term loans guaranteed by RUS totaling $147 million and $154 million as of May 31, 2020 and 2019, respectively.

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

Borrower Risk Ratings

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign internal borrower and loan facility risk ratings based on quantitative and qualitative assessments. Our borrower risk ratings are intended to assess probability of default. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating downgrades or upgrades may occur as a result of significant developments or trends. Our borrower risk ratings are intended to align with the interagency banking regulatory guidance on the framework for credit risk ratings and the definitions for the classification of credit exposures as pass or criticized. Pass ratings indicate relatively low probability of default, while criticized ratings, which consist of the categories special mention, substandard and doubtful indicate higher probability of default. Following is a description of each rating category.

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

Loans to borrowers in the pass, special mention and substandard categories are generally considered not to be individually impaired and are included in our loan pools for determining the collective component of the allowance for loan losses. Loans to borrowers in the doubtful category are considered to be impaired and are therefore individually assessed for impairment in determining the asset-specific component of the allowance for loan losses.

The following tables present total loans outstanding, by member class and borrower risk-rating category, based on the risk ratings as of May 31, 2020 and 2019. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we group the outstanding loans in the borrower risk-rating category of the guarantor parent company instead of the risk-rating category of the subsidiary borrower for purposes of estimating the allowance for loan losses. The borrower risk ratings for loans outstanding presented in the tables below are based on this risk-rating grouping.

	May 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,643,737	$7,743	$118,173	$—	$20,769,653
Power supply	4,516,595	—	47,203	167,708	4,731,506
Statewide and associate	90,274	16,224	—	—	106,498
CFC total	25,250,606	23,967	165,376	167,708	25,607,657
NCSC	697,862	—	—	—	697,862
RTFC	371,507	8,736	5,092	—	385,335
Total loans outstanding	$26,319,975	$32,703	$170,468	$167,708	$26,690,854

	May 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,022,193	$10,375	$122,698	$—	$20,155,266
Power supply	4,530,708	—	48,133	—	4,578,841
Statewide and associate	68,569	15,000	—	—	83,569
CFC total	24,621,470	25,375	170,831	—	24,817,676
NCSC	742,888	—	—	—	742,888
RTFC	339,508	—	5,592	—	345,100
Total loans outstanding	$25,703,866	$25,375	$176,423	$—	$25,905,664

The substantial majority of the loan amount in the substandard category is attributable to one electric distribution borrower and its subsidiary, which had loans outstanding totaling $165 million and $171 million as of May 31, 2020 and 2019,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. The electric distribution cooperative borrower owns and operates a distribution and transmission system. Several years ago, it established a subsidiary to deploy retail broadband service in underserved rural communities. Although the borrower has experienced financial difficulties due to recent net losses and liquidity constraints, the borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower, which operates in a territory that is not rate-regulated, increased its electric and broadband rates in March 2019 and has taken other actions to improve its financial performance and liquidity. All of the loans outstanding to this borrower were secured under our typical collateral requirements for long-term loan advances as of May 31, 2020. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of May 31, 2020 r.

The loan amount in the doubtful category of $168 million as of May 31, 2020, represents one loan to a CFC power supply borrower. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower’s financial performance in those years. As of May 31, 2020, the borrower was current with respect to required payments on the loan and not in default. However, based on our review and assessment of the most recent forecast and underlying assumptions provided by the borrower in May 2020, we no longer believe that the total future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance of $168 million as of May 31, 2020. We therefore determined that it was appropriate to classify the loan as nonperforming, designate it as impaired and include it in the doubtful risk-rating category as of May 31, 2020.

Payment Status of Loans

The following tables present the payment status of loans outstanding by member class as of May 31, 2020 and 2019. As indicated in the table below, we did not have any delinquent loans as of either May 31, 2020 or May 31, 2019. Although, as discussed above, the CFC power supply borrower with an outstanding loan of $168 million was current with respect to required payments on the loan and not in default, we classified this loan as nonperforming and placed it on nonaccrual status as of May 31, 2020.

	May 31, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,769,653	$—	$—	$—	$20,769,653	$—
Power supply	4,731,506	—	—	—	4,731,506	167,708
Statewide and associate	106,498	—	—	—	106,498	—
CFC total	25,607,657	—	—	—	25,607,657	167,708
NCSC	697,862	—	—	—	697,862	—
RTFC	385,335	—	—	—	385,335	—
Total loans outstanding	$26,690,854	$—	$—	$—	$26,690,854	$167,708

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.63%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,155,266	$—	$—	$—	$20,155,266	$—
Power supply	4,578,841	—	—	—	4,578,841	—
Statewide and associate	83,569	—	—	—	83,569	—
CFC total	24,817,676	—	—	—	24,817,676	—
NCSC	742,888	—	—	—	742,888	—
RTFC	345,100	—	—	—	345,100	—
Total loans outstanding	$25,905,664	$—	$—	$—	$25,905,664	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the year ended May 31, 2020. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of May 31, 2020 and 2019.

	May 31,
	2020			2019
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$5,755	0.02%	$—	$6,261	0.03%	$—
RTFC	5,092	0.02	—	5,592	0.02	—
Total performing TDR loans	10,847	0.04	—	11,853	0.05	—
Total TDR loans	$10,847	0.04%	$—	$11,853	0.05%	$—

We did not have any TDR loans classified as nonperforming as of May 31, 2020 or May 31, 2019. TDR loans classified as performing as of May 31, 2020 and 2019 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates.

The TDR loan outstanding amount for CFC relates to a loan with one borrower. This borrower also had two line of credit facilities as of May 31, 2020 and 2019. One line of credit facility for $6 million as of both May 31, 2020 and 2019, is restricted for fuel purchases only. Outstanding loans under this facility totaled less than $1 million as of May 31, 2020 and $3 million as of May 31, 2019, and were classified as performing as of each respective date. The other line of credit facility for $2 million as of May 31, 2020 and 2019, was put in place during fiscal year 2019 to provide bridge funding for electric work plan expenditures in anticipation of receiving RUS funding. Outstanding loans under this facility totaled $2 million and $1 million as of May 31, 2020 and 2019, respectively, and were classified as performing as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TDR loan outstanding amount for RTFC relates to a loan with one borrower. During fiscal year 2020, we amended the restructured loan agreement with the borrower to extend the maturity by two years. The amended RTFC loan currently remains on accrual status and will continue to amortize monthly through the maturity date of the loan.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We had one loan to a CFC power supply borrower with an outstanding balance of $168 million, which we classified as nonperforming and designated as impaired as of May 31, 2020, and also classified as doubtful. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower’s financial performance in those years. As of May 31, 2020, the borrower was current with respect to required payments on the loan and not in default. However, based on our review and assessment of the most recent forecast and underlying assumptions provided by the borrower in May 2020, we no longer believe that the total future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance of $168 million as of May 31, 2020. We therefore determined that it was appropriate to classify the loan as nonperforming and place it on nonaccrual status as of May 31, 2020. We did not have any loans classified as nonperforming as of May 31, 2019.

We had no foregone interest income for loans on nonaccrual status for the years ended May 31, 2020, 2019 and 2018.

Impaired Loans

The following table provides information on loans classified as individually impaired as of May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$5,756	$—	$6,261	$—

With a specific allowance recorded:
CFC	167,708	33,854
RTFC	5,092	979	5,592	1,021
Total impaired loans	$178,556	$34,833	$11,853	$1,021

The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for fiscal years ended May 31, 2020, 2019 and 2018.

	Average Recorded Investment			Interest Income Recognized
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
CFC	$11,834	$6,322	$6,524	$568	$553	$571
RTFC	5,361	5,861	6,361	268	293	318
Total impaired loans	$17,195	$12,183	$12,885	$836	$846	$889

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged-off loans. We had no loan defaults or charge-offs during the years ended May 31, 2020, 2019 and 2018.

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following tables summarize changes, by company, in the allowance for loan losses as of and for the years ended
May 31, 2020, 2019 and 2018.

	Year Ended May 31, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for loan losses	34,318	(1,201)	2,473	35,590
Balance as of May 31, 2020	$47,438	$806	$4,881	$53,125

	Year Ended May 31, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for loan losses	820	(75)	(2,011)	(1,266)
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535

	Year Ended May 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Benefit for loan losses	(17,199)	(828)	(548)	(18,575)
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801

The following tables present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,584	$806	$3,902	$18,292
Asset-specific allowance	33,854	—	979	34,833
Total ending balance of the allowance	$47,438	$806	$4,881	$53,125

Recorded investment in loans:
Collectively evaluated loans	$25,434,193	$697,862	$380,243	$26,512,298
Individually evaluated loans	173,464	—	5,092	178,556
Total recorded investment in loans	$25,607,657	$697,862	$385,335	$26,690,854

Total recorded investment in loans, net (1)	$25,560,219	$697,056	$380,454	$26,637,729

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.19%	0.12%	1.27%	0.20%

	May 31, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$13,120	$2,007	$1,387	$16,514
Asset-specific allowance	—	—	1,021	1,021
Total ending balance of the allowance	$13,120	$2,007	$2,408	$17,535

Recorded investment in loans:
Collectively evaluated loans	$24,811,415	$742,888	$339,508	$25,893,811
Individually evaluated loans	6,261	—	5,592	11,853
Total recorded investment in loans	$24,817,676	$742,888	$345,100	$25,905,664

Total recorded investment in loans, net(1)	$24,804,556	$740,881	$342,692	$25,888,129

Allowance coverage ratio:
Allowance as a percentage of total recorded investment in loans	0.05%	0.27%	0.70%	0.07%
___________________________
(1)Excludes unamortized deferred loan origination costs of $11 million as of both May 31, 2020 and 2019.

As indicated above in “Note 4—Loans,” we had one loan classified as nonperforming totaling $168 million with an asset-specific allowance of $34 million as of May 31, 2020. We did not have any loans classified as nonperforming as of May 31, 2019.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date. The reserve for unadvanced loan commitments was less than $1 million as of both May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,962 million and accounted for 15% of total debt outstanding as of May 31, 2020, compared with $3,608 million, or 14%, of total debt outstanding as of May 31, 2019. The following table provides comparative information on our short-term borrowings and weighted-average interest rates as of May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$—	—%	$944,616	2.46%
Commercial paper sold directly to members, at par	1,318,566	0.34	1,111,795	2.52
Total commercial paper	1,318,566	0.34%	2,056,411	2.49%
Select notes	1,597,959	0.75	1,023,952	2.70
Daily liquidity fund notes	508,618	0.10	298,817	2.25
Medium-term notes sold to members	286,842	1.64	228,546	2.87
Farmer Mac notes payable (1)	250,000	1.06	—	—
Total short-term borrowings	$3,961,985	0.62	$3,607,726	2.56
___________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

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

Committed Bank Revolving Line of Credit Agreements

We had $2,725 million and $2,975 million of commitments under committed bank revolving line of credit agreements as of May 31, 2020 and 2019, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 26, 2019, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity date of the three-year agreement to November 28, 2022, and to terminate certain bank commitments totaling $125 million under the three-year agreement and $125 million under the five-year agreement. As a result, the total commitment amount from third parties under the three-year facility and the five-year facility is $1,315 million and $1,410 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,725 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of May 31, 2020 and 2019.

	May 31,
	2020			2019
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement, 2021	$—	$—	$—	$1,440	$—	$1,440	November 28, 2021	7.5 bps
3-year agreement, 2022	1,315	—	1,315	—	—	—	November 28, 2022	7.5 bps
Total 3-year agreement	1,315	—	1,315	1,440	—	1,440

5-year agreement, 2023	1,410	3	1,407	1,535	3	1,532	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,975	$3	$2,972
___________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of May 31, 2020 and 2019, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding and the weighted-average interest rates, by debt type, as of
May 31, 2020 and 2019.

	May 31,
	2020			2019
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity Date	Amount	Weighted- Average Interest Rate	Maturity Date
Secured long-term debt:
Collateral trust bonds	$7,457,711	3.23%	2020-2049	$7,662,711	3.19%	2019-2049
Unamortized discount	(236,461)			(244,643)
Debt issuance costs	(32,697)			(34,336)
Total collateral trust bonds	7,188,553			7,383,732
Guaranteed Underwriter Program notes payable	6,261,312	2.74	2025-2040	5,410,507	2.97	2025-2039
Farmer Mac notes payable	2,809,637	2.07	2020-2049	3,054,914	3.33	2019-2049
Other secured notes payable	6,068	2.69	2023	9,225	2.70	2024
Debt issuance costs	(117)			(178)
Total other secured notes payable	5,951			9,047
Total secured notes payable	9,076,900	2.53		8,474,468	3.10
Total secured long-term debt	16,265,453	2.85		15,858,200	3.14
Unsecured long-term debt:
Medium-term notes sold through dealers	3,086,733	3.34	2020-2032	2,962,375	3.55	2019-2032
Medium-term notes sold to members	372,117	2.85	2020-2037	397,080	3.03	2019-2037
Subtotal medium-term notes	3,458,850	3.29		3,359,455	3.49
Unamortized discount	(997)			(931)
Debt issuance costs	(16,943)			(19,399)
Total unsecured medium-term notes	3,440,910			3,339,125
Unsecured notes payable:	5,794	—	2023	13,701	3.97	2022-2023
Unamortized discount	(107)			(187)
Debt issuance costs	(26)			(46)
Total unsecured notes payable	5,661			13,468
Total unsecured long-term debt	3,446,571	3.29		3,352,593	3.49
Total long-term debt	$19,712,024	2.92		$19,210,793	3.20

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of long-term debt maturing in each of the five fiscal years subsequent to
May 31, 2020 and thereafter.

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2021	$2,016,164	2.41%
2022	2,517,356	2.12
2023	1,221,908	2.33
2024	1,117,749	3.00
2025	807,793	2.77
Thereafter	12,031,054	3.24
Total	$19,712,024	2.92

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

On December 27, 2019, we redeemed the $400 million outstanding principal amount of our 2.00% collateral trust bonds due January 27, 2020 at par.

On February 5, 2020, we issued $500 million aggregate principal amount of 2.40% collateral trust bonds due 2030.

Secured Notes Payable

We had outstanding secured notes payable totaling $6,261 million and $5,411 million as of May 31, 2020 and 2019, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On February 13, 2020, we closed on a $500 million committed loan facility (“Series P”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2024. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. During the year ended May 31, 2020, we borrowed $950 million under our committed loan facilities with the Federal Financing Bank. We had up to $900 million available for access under the Guaranteed Underwriter Program as of May 31, 2020.

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

We had one revolving note purchase agreement with Farmer Mac as of May 31, 2020, which allowed us to borrow up to $5,500 million from Farmer Mac. Under this revolving note purchase agreement, dated March 24, 2011, as amended, we can borrow up to $5,500 million as of May 31, 2020, at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured long-term notes payable totaling $2,810 million and $3,055 million, as of May 31, 2020 and 2019, respectively, under this Farmer Mac revolving note purchase agreement. We borrowed $250 million under this note purchase agreement with Farmer Mac during the year ended May 31, 2020. The available borrowing amount totaled $2,440 million as of May 31, 2020.

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

Pursuant to the Farmer Mac revolving note purchase agreement, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Note 4—Loans” for additional information on the pledged collateral.

On March 31, 2020, we prepaid approximately $2 million of our secured Clean Renewable Energy Bond due to a prepayment of a loan associated with the bond.

Unsecured Notes Payable

On November 15, 2019, we redeemed the $6 million outstanding principal amount of our 9.07% notes payable due May 15, 2022, at a premium of less than $1 million.

We were in compliance with all covenants and conditions under our senior debt indentures as of May 31, 2020 and 2019.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may be called at par after five years and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 40 consecutive quarterly periods. To date, we have not exercised our right to defer interest payments.

The following table presents subordinated deferrable debt outstanding and the weighted-average interest rates as of
May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
4.75% due 2043 with a call date of April 30, 2023	$400,000	4.75%	$400,000	4.75%
5.25% due 2046 with a call date of April 20, 2026	350,000	5.25	350,000	5.25
5.50% due 2064 with a call date of May 15, 2024	250,000	5.50	250,000	5.50%
Debt issuance costs	(13,881)		(13,980)
Total subordinated deferrable debt	$986,119	5.11	$986,020	5.11

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2020 through 2119	$630,467		$630,466
Subscribed and unissued (1)	16		8
Total membership subordinated certificates	630,483	4.95%	630,474	4.95%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	280,372		290,259
Non-interest-bearing loan subordinated certificates maturing through 2047	144,258		150,152
Subscribed and unissued (1)	45		45
Total loan subordinated certificates	424,675	2.71	440,456	2.73
Interest-bearing guarantee subordinated certificates maturing through 2044	43,700		47,878
Non-interest-bearing guarantee subordinated certificates maturing through 2037	14,590		17,151
Total guarantee subordinated certificates	58,290	4.43	65,029	4.49
Total loan and guarantee subordinated certificates	482,965	2.92	505,485	2.95
Member capital securities:
Securities maturing through 2050	226,170	5.00	221,170	5.00
Total members’ subordinated certificates	$1,339,618	4.22	$1,357,129	4.21
___________________________
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 56 years and 57 years as of May 31, 2020 and 2019, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2020 and thereafter.

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2021	$40,511	3.60%
2022	13,339	3.07
2023	22,321	3.70
2024	15,240	2.37
2025	24,212	1.66
Thereafter	1,223,934	4.34
Total	$1,339,557	4.22

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________
(1)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $239 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $14 million in fiscal year 2020 and represented 6% of amortizing loan subordinated certificates outstanding.

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

Outstanding Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of May 31, 2020 and 2019. The substantial majority of our interest rate swaps use an index based on LIBOR for either the pay or receive leg of the swap agreement.

	May 31,
	2020			2019
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,604,808	2.78%	0.88%	$7,379,280	2.83%	2.60%
Receive-fixed swaps	2,699,000	1.54	2.75	3,399,000	3.25	2.56
Total interest rate swaps	9,303,808	2.42	1.42	10,778,280	2.97	2.58
Forward pay-fixed swaps	3,000			65,000
Total	$9,306,808			$10,843,280

The following table presents the maturities for each of the next five fiscal years and thereafter based on the notional amount of our interest rate swaps as of May 31, 2020.

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Interest rate swaps	$9,306,808	$466,602	$749,854	$323,082	$655,899	$100,000	$7,011,371

Cash Flow Hedge

In anticipation of the repricing of $100 million in notes payable outstanding under the Guaranteed Underwriter Program, we entered into a Treasury rate lock agreement with a notional amount of $100 million on May 25, 2018. The agreement, which was scheduled to mature on October 12, 2018, was designated as a cash flow hedge of the forecasted transaction. We recorded an unrealized loss in AOCI of $1 million as of May 31, 2018 related to this cash flow hedge. On September 25, 2018, we terminated this cash flow hedge as the forecasted transaction was no longer expected to occur. Upon termination, the fair value of the derivative had shifted to a gain of $1 million from a loss of $1 million as of May 31, 2018. We reversed

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the loss recorded in AOCI and recognized the gain in earnings as a component of derivative gains on our consolidated statements of operations as of May 31, 2019.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type as of May 31, 2020 and 2019.

	May 31,
	2020		2019
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$173,195	$2,699,000	$41,179	$2,332,104

Derivative liabilities:
Interest rate swaps	$1,258,459	$6,607,808	$391,724	$8,511,176

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, in “Note 1—Summary of Significant Accounting Policies,” we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2020 and 2019, and provides information on the impact of netting provisions and collateral pledged.

	May 31, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$173,195	$—	$173,195	$173,195	$—	$—
Derivative liabilities:
Interest rate swaps	1,258,459	—	1,258,459	173,195	—	1,085,264

	May 31, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$41,179	$—	$41,179	$41,176	$—	$3
Derivative liabilities:
Interest rate swaps	391,724	—	391,724	41,176	—	350,548

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for our interest rate swaps for fiscal years 2020, 2019 and 2018.

	Year Ended May 31,
(Dollars in thousands)	2020	2019	2018
Derivative gains (losses) attributable to:
Derivative cash settlements expense	$(55,873)	$(43,611)	$(74,281)
Derivative forward value gains (losses)	(734,278)	(319,730)	306,002
Derivative gains (losses)	$(790,151)	$(363,341)	$231,721

As noted above, during fiscal year 2018, we entered into a treasury rate lock agreement that was designated as a cash flow hedge of a forecasted transaction. This cash flow hedge was terminated on September 25, 2018 and a gain of $1 million was recorded upon termination as a component of derivative cash settlements expense in our consolidated statements of operations during fiscal year 2019.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of May 31, 2020. Both Moody’s and S&P had our ratings on stable outlook as of May 31, 2020. The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$45,860	$(11,305)	$—	$(11,305)
Falls below Baa1/BBB+	6,091,198	(692,210)	—	(692,210)
Falls to or below Baa2/BBB (2)	421,303	(33,958)	—	(33,958)
Falls below Baa3/BBB-	45,280	(15,677)	—	(15,677)
Total	$6,603,641	$(753,150)	$—	$(753,150)
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $166 million as of May 31, 2020. These contracts were in an unrealized loss position of $62 million as of May 31, 2020.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% and 23% of the total outstanding notional amount of derivatives as of May 31, 2020 and 2019, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $798 million as of May 31, 2020.

NOTE 11—EQUITY

Total equity decreased by $655 million to $649 million as of May 31, 2020. The decrease was primarily attributable to our reported net loss of $589 million for the year ended May 31, 2020 and the patronage capital retirement of $63 million during the second quarter of fiscal year 2020. The following table presents the components of equity as of May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
(Dollars in thousands)	2020	2019
Membership fees	$969	$969
Educational fund	2,224	2,013
Total membership fees and educational fund	3,193	2,982
Patronage capital allocated	894,066	860,578
Members’ capital reserve	807,320	759,097
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(348,965)	(30,831)
Current-year derivative forward value losses(1)	(730,774)	(318,134)
Current year-end cumulative derivative forward value losses	(1,079,739)	(348,965)
Other unallocated net income	3,191	3,190
Unallocated net loss	(1,076,548)	(345,775)
CFC retained equity	628,031	1,276,882
Accumulated other comprehensive loss	(1,910)	(147)
Total CFC equity	626,121	1,276,735
Noncontrolling interests	22,701	27,147
Total equity	$648,822	$1,303,882
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities NCSC and RTFC. See “Note 15—Business Segments” for the statements of operations for CFC.

Allocation of Net Earnings and Retirement of Patronage Capital—CFC

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

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the member’s patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. The CFC Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

members to whom it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves. CFC’s net earnings for determining allocations is based on CFC’s non-GAAP adjusted net income, which excludes the impact of derivative forward value gains and losses.

The current policy of the CFC Board of Directors is to retire 50% of the prior year’s allocated patronage capital and hold the remaining 50% for 25 years. The retirement amount and timing is subject to annual approval by the CFC Board of Directors.

In May 2020, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2020 to the cooperative educational fund. In July 2020, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2020 as follows: $96 million to members in the form of patronage capital and $48 million to the members’ capital reserve. In July 2020, the CFC Board of Directors also authorized the retirement of patronage capital totaling $60 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2020 and $12 million represented the portion of the allocation from net earnings for fiscal year 1995 that has been held for 25 years pursuant to the CFC Board of Directors’ policy.

We expect to return the authorized patronage capital retirement amount of $60 million to members in cash in the second quarter of fiscal year 2021. The remaining portion of the patronage capital allocation for fiscal year 2020 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In July 2019, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2019 as follows: $97 million to members in the form of patronage capital, $71 million to the members’ capital reserve and $1 million to the cooperative educational fund. In July 2019, the CFC Board of Directors also authorized the retirement of patronage capital totaling $63 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2019 and $15 million represented the portion of the allocation from net earnings for fiscal year 1994 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2019. The remaining portion of the patronage capital allocation for fiscal year 2019 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

CFC’s total equity includes noncontrolling interests, which consist of 100% of the equity of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interests in their respective companies. NCSC and RTFC also allocate annual net earnings, subject to approval by the board of directors for each company. The allocation of net earnings by NCSC and RTFC to members or board-approved reserves does not affect noncontrolling interests; however, the cash retirement of amounts allocated to members or to disbursements from board-approved reserves results in a reduction to noncontrolling interests.

Allocation of Net Earnings and Retirement of Patronage Capital—RTFC

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of Net Earnings—NCSC

NCSC’s bylaws require that it allocate at least 0.25% of its net earnings to a cooperative educational fund and an amount to the general reserve required to maintain the general reserve balance at 50% of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the years ended May 31, 2020 and 2019.

	Year Ended May 31, 2020
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives(1)	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan(2)	Total
Beginning balance	$—	$2,571	$—	$(2,718)	$(147)
Gains reclassified into earnings	—	(441)	—	—	(441)
Defined benefit plan adjustments	—	—	—	(1,322)	(1,322)
Other comprehensive loss	—	(441)	—	(1,322)	(1,763)
Ending balance	$—	$2,130	$—	$(4,040)	$(1,910)

	Year Ended May 31, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives(1)	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan(2)	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect of changes from adoption of new accounting standards	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	1,059	—	1,059
Gains reclassified into earnings	—	(468)	—	—	(468)
Defined benefit plan adjustments	—	—	—	(488)	(488)
Other comprehensive income (loss)	—	(468)	1,059	(488)	103
Ending balance	$—	$2,571	$—	$(2,718)	$(147)
____________________________
(1)Amounts are reclassified into income in the derivative forward value gains (losses) component of the derivative gains (losses) line item of our consolidated statements of operations.
(2)Amounts are reclassified into income in the other general and administrative expenses line item of our consolidated statements of operations.

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

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). Based on the PPA target and PPA actuarial value of the plan assets, it was more than 80% funded as of January 1, 2020, 2019 and 2018. We made contributions to the Retirement Security Plan of $5 million in each of fiscal years 2020, 2019 and 2018, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Pension Restoration Plan

The Pension Restoration Plan (“PRP”) is a nonqualified defined benefit plan established to provide supplemental benefits to certain eligible employees whose compensation exceeds the IRS limits for the qualified Retirement Security Plan. The PRP restores the value of the Retirement Security Plan for eligible officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The limit was $285,000 for calendar year 2020. The PRP, which is administered by NRECA, was frozen as of December 31, 2014.

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

The two participating executive officers have satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the PRP, we will make distributions of any earned benefit from the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan to each of the executive officers included in the plan and the distributions will be credited back to us by NRECA. Accordingly, the distributions have no impact on our consolidated financial statements.

Executive Benefit Restoration Plan

NRECA restricted additional participation in the PRP in December 2014. We therefore adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. There were seven plan participants as of May 31, 2020. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, was $7 million and $6 million as of May 31, 2020 and 2019, respectively. We recognized pension expense for this plan of approximatively $2 million, $1 million and $1 million in fiscal years 2020, 2019 and 2018, respectively. Accumulated other comprehensive income as of May 31, 2020 includes net unrecognized pension costs of $4 million, of which $1 million is expected to be amortized into benefit cost during fiscal year 2021.

During fiscal year 2020, we recognized settlement losses of $1 million in connection with a $2 million lump-sum benefit distribution from the EBR Plan that was funded by contributions from CFC. The settlement losses were recorded as a component of non-interest expense on our consolidated statements of operations for fiscal year 2020. Two plan participants who became fully vested received their EBR Plan benefit payments in the form of lump-sum settlements. Pro-rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceeds the sum of the service and interest expense components of net periodic benefit cost.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximatively $1 million to the plan in each of fiscal years 2020, 2019 and 2018.

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

The following table summarizes total guarantees, by type of guarantee and by member class, as of May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
(Dollars in thousands)	2020	2019
Guarantee type:
Long-term tax-exempt bonds(1)	$263,875	$312,190
Letters of credit(2)	413,839	379,001
Other guarantees	143,072	146,244
Total	$820,786	$837,435

Member class:
CFC:
Distribution	$266,301	$235,919
Power supply	538,532	586,717
Statewide and associate(3)	5,954	4,708
CFC total	810,787	827,344
NCSC	9,999	8,517
RTFC	—	1,574
Total	$820,786	$837,435
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Includes CFC guarantees to NCSC and RTFC members totaling $3 million and $1 million as of May 31, 2020 and 2019, respectively.

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

Long-term tax-exempt bonds of $264 million and $312 million as of May 31, 2020 and 2019, respectively, included $244 million and $247 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $20 million as of May 31, 2020 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $20 million and related interest through maturity, totaled $34 million as of May 31, 2020. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2040.

Of the outstanding letters of credit of $414 million and $379 million as of May 31, 2020 and 2019, respectively, $106 million and $126 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of May 31, 2020. The maturities for the outstanding letters of credit as of May 31, 2020 extend through calendar year 2039.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2020, we may be required to issue up to an additional $70 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2020. Prior to issuing a letter of credit, we would confirm there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $143 million and $147 million as of May 31, 2020 and 2019, respectively, of which $25 million was secured as of both May 31, 2020 and 2019. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $426 million and $374 million and represented 52% and 45% of total guarantees as of May 31, 2020 and 2019, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $244 million of variable-rate tax-exempt bonds as of May 31, 2020, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during fiscal years 2020, 2019 or 2018.

Guarantee Liability

As of May 31, 2020 and 2019, we recorded a guarantee liability of $11 million and $14 million, respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both May 31, 2020 and 2019, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $10 million and $13 million as of May 31, 2020 and 2019, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2020 and thereafter:

(Dollars in thousands)	Amount Maturing
2021	$339,979
2022	29,265
2023	157,411
2024	32,824
2025	83,628
Thereafter	177,679
Total	$820,786

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. We describe the valuation technique for each level in “Note 1—Summary of Significant Accounting Policies.” The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of May 31, 2020 and 2019. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

	May 31, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$671,372	$671,372	$671,372	$—	$—
Restricted cash	8,647	8,647	8,647	—	—
Equity securities	60,735	60,735	60,735	—	—
Debt securities trading	309,400	309,400	—	309,400	—
Deferred compensation investments	5,496	5,496	5,496	—	—
Loans to members, net	26,649,255	29,252,065	—	—	29,252,065
Accrued interest receivable	117,138	117,138	—	117,138	—
Debt service reserve funds	14,591	14,591	14,591	—	—
Derivative assets	173,195	173,195	—	173,195	—

Liabilities:
Short-term borrowings	$3,961,985	$3,963,164	$—	$3,713,164	$250,000
Long-term debt	19,712,024	21,826,337	—	11,981,580	9,844,757
Accrued interest payable	139,619	139,619	—	139,619	—
Guarantee liability	10,937	11,948	—	—	11,948
Derivative liabilities	1,258,459	1,258,459	—	1,258,459	—
Subordinated deferrable debt	986,119	1,030,108	—	1,030,108	—
Members’ subordinated certificates	1,339,618	1,339,618	—	—	1,339,618

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,922	$177,922	$177,922	$—	$—
Restricted cash	8,282	8,282	8,282	—	—
Equity securities	87,533	87,533	87,533	—	—
Debt securities held-to-maturity	565,444	570,549	—	570,549	—
Deferred compensation investments	4,984	4,984	4,984	—	—
Loans to members, net	25,899,369	25,743,503	—	—	25,743,503
Accrued interest receivable	133,605	133,605	—	133,605	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	41,179	41,179	—	41,179	—

Liabilities:
Short-term borrowings	$3,607,726	$3,608,259	$—	$3,608,259	$—
Long-term debt	19,210,793	20,147,183	—	11,482,715	8,664,468
Accrued interest payable	158,997	158,997	—	158,997	—
Guarantee liability	13,666	13,307	—	—	13,307
Derivative liabilities	391,724	391,724	—	391,724	—
Subordinated deferrable debt	986,020	1,004,707	—	1,004,707	—
Members’ subordinated certificates	1,357,129	1,357,129	—	—	1,357,129

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

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2020 and 2019 and the classification of the valuation technique within the fair value hierarchy.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31,
	2020			2019
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$60,735	$—	$60,735	$87,533	$—	$87,533
Debt securities trading	—	309,400	309,400	—	—	—
Deferred compensation investments	5,496	—	5,496	4,984	—	4,984
Derivative assets	—	173,195	173,195	—	41,179	41,179
Derivative liabilities	—	1,258,459	1,258,459	—	391,724	391,724

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

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in certificates of deposit with maturities greater than 90 days, corporate debt securities, municipality debt securities, commercial MBS and other ABS and were classified as trading as of May 31, 2020. We previously classified our investments in debt securities as held to maturity as of May 31, 2019. During the fourth quarter of fiscal year 2020, in light of the extreme volatility and disruptions in the capital and credit markets in early March 2020 resulting from the COVID-19 pandemic, we transferred the debt securities in our held-to-maturity investment portfolio to trading, as we revised our objective for the use of our held-to-maturity investment portfolio from previously serving as a supplemental source of liquidity to serving as a readily available source of liquidity. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses using significant observable market where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

Deferred Compensation Investments

CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees and board members. Such amounts deferred by employees are invested by the company. The deferred compensation investments are presented as other assets in the consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the daily published and quoted net asset value, and these investments are classified within Level 1 of the fair value hierarchy.

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

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data includes, but is not limited to, quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the fiscal years ended May 31, 2020 and 2019.

Nonrecurring Fair Value Measurements

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis on our consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate for impairment. Assets measured at fair value on a nonrecurring basis and still held during fiscal years ended May 31, 2020 and 2019 consisted of certain impaired loans. Fair value measurement adjustments for individually impaired loans are recorded in the provision for loan losses on our consolidated statements of operations. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy. We did not have any nonrecurring fair value measurement adjustments recorded in earnings attributable to these assets during fiscal years 2020, 2019 or 2018.

Significant Unobservable Level 3 Inputs

Impaired Loans

The fair value of impaired loans is typically measured based on the present value of expected future cash flows. Our estimate of expected future cash flows incorporates, among other items, assumptions regarding default rates, loss severities, the amounts and timing of prepayments, as well as the characteristics of the loan. If we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, the fair value of the collateral less estimated costs to sell is used as the basis for measuring fair value. We employ various approaches and techniques to determine the fair value of collateral-dependent loans, including developing market multiples and obtaining valuations from third-party specialists. The significant unobservable inputs used in measuring the fair value of collateral-dependent loans include estimated cash flows before interest, taxes, depreciation and amortization and market multiples for comparable companies. Our Credit Risk Management group reviews the unobservable inputs to assess the reasonableness of the assumptions used and the accuracy of the work performed. We did not have any impaired collateral-dependent loans as of May 31, 2020 or May 31, 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated CFC financial statements include three operating segments: CFC, NCSC and RTFC. The NCSC and RTFC operating segments are not required to be separately reported as the financial results of NCSC and RTFC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting as of May 31, 2020. As a result, we have elected to aggregate the NCSC and RTFC financial results into a combined “Other” segment. CFC is the primary source of funding to NCSC. CFC is the sole source of funding to RTFC. Pursuant to a guarantee agreement, CFC has agreed to indemnify NCSC and RTFC for loan losses. The loan loss allowance at NCSC and RTFC is offset by a guarantee receivable from CFC. The following tables display segment results for the years ended May 31, 2020, 2019 and 2018, and assets attributable to each segment as of May 31, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2020
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,143,397	$47,107	$(39,218)	$1,151,286
Interest expense	(820,841)	(39,466)	39,218	(821,089)
Net interest income	322,556	7,641	—	330,197
Provision for loan losses	(35,590)	—	—	(35,590)
Net interest income after provision for loan losses	286,966	7,641	—	294,607
Non-interest income:
Fee and other income	28,309	9,524	(14,872)	22,961
Derivative losses:
Derivative cash settlements expense	(54,707)	(1,166)	—	(55,873)
Derivative forward value losses	(730,774)	(3,504)	—	(734,278)
Derivative losses	(785,481)	(4,670)	—	(790,151)
Investment securities gains	9,431	—	—	9,431
Total non-interest income	(747,741)	4,854	(14,872)	(757,759)
Non-interest expense:
General and administrative expenses	(98,808)	(8,940)	6,581	(101,167)
Losses on early extinguishment of debt	(69)	(614)	—	(683)
Other non-interest expense	(25,588)	(8,291)	8,291	(25,588)
Total non-interest expense	(124,465)	(17,845)	14,872	(127,438)
Loss before income taxes	(585,240)	(5,350)	—	(590,590)
Income tax benefit	—	1,160	—	1,160
Net loss	$(585,240)	$(4,190)	$—	$(589,430)

	May 31, 2020
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$26,669,759	$1,083,197	$(1,062,102)	$26,690,854
Deferred loan origination costs	11,526	—	—	11,526
Loans to members	26,681,285	1,083,197	(1,062,102)	26,702,380
Less: Allowance for loan losses	(53,125)	—	—	(53,125)
Loans to members, net	26,628,160	1,083,197	(1,062,102)	26,649,255
Other assets	1,496,998	106,525	(95,173)	1,508,350
Total assets	$28,125,158	$1,189,722	$(1,157,275)	$28,157,605

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,126,869	$51,741	$(42,940)	$1,135,670
Interest expense	(835,491)	(43,658)	42,940	(836,209)
Net interest income	291,378	8,083	—	299,461
Benefit for loan losses	1,266	—	—	1,266
Net interest income after benefit for loan losses	292,644	8,083	—	300,727
Non-interest income:
Fee and other income	20,515	2,655	(7,815)	15,355
Derivative losses:
Derivative cash settlements expense	(42,618)	(993)	—	(43,611)
Derivative forward value losses	(318,135)	(1,595)	—	(319,730)
Derivative losses	(360,753)	(2,588)	—	(363,341)
Investment securities losses	(1,799)	—	—	(1,799)
Total non-interest income	(342,037)	67	(7,815)	(349,785)
Non-interest expense:
General and administrative expenses	(91,063)	(8,477)	6,374	(93,166)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(1,675)	(1,441)	1,441	(1,675)
Total non-interest expense	(99,838)	(9,918)	7,815	(101,941)
Loss before income taxes	(149,231)	(1,768)	—	(150,999)
Income tax expense	—	(211)	—	(211)
Net loss	$(149,231)	$(1,979)	$—	$(151,210)

	May 31, 2019
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$25,877,305	$1,087,988	$(1,059,629)	$25,905,664
Deferred loan origination costs	11,240	—	—	11,240
Loans to members	25,888,545	1,087,988	(1,059,629)	25,916,904
Less: Allowance for loan losses	(17,535)	—	—	(17,535)
Loans to members, net	25,871,010	1,087,988	(1,059,629)	25,899,369
Other assets	1,214,045	104,890	(93,932)	1,225,003
Total assets	$27,085,055	$1,192,878	$(1,153,561)	$27,124,372

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,067,016	$49,182	$(38,841)	$1,077,357
Interest expense	(791,836)	(39,740)	38,841	(792,735)
Net interest income	275,180	9,442	—	284,622
Benefit for loan losses	18,575	—	—	18,575
Net interest income after benefit for loan losses	293,755	9,442	—	303,197
Non-interest income:
Fee and other income	17,369	1,372	(1,163)	17,578
Derivative gains (losses):
Derivative cash settlements expense	(71,906)	(2,375)	—	(74,281)
Derivative forward value gains	301,694	4,308	—	306,002
Derivative gains	229,788	1,933	—	231,721
Total non-interest income	247,157	3,305	(1,163)	249,299
Non-interest expense:
General and administrative expenses	(83,783)	(7,101)	—	(90,884)
Other non-interest expense	(1,943)	(1,163)	1,163	(1,943)
Total non-interest expense	(85,726)	(8,264)	1,163	(92,827)
Income before income taxes	455,186	4,483	—	459,669
Income tax expense	—	(2,305)	—	(2,305)
Net income	$455,186	$2,178	$—	$457,364

SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial information for fiscal years May 31, 2020 and 2019 is presented below.

	Year Ended May 31, 2020
(Dollars in thousands)	Aug 31, 2019	Nov 30, 2019	Feb 29, 2020	May 31, 2020	Total
Interest income	$290,015	$287,037	$287,195	$287,039	$1,151,286
Interest expense	(213,271)	(207,871)	(203,040)	(196,907)	(821,089)
Net interest income	76,744	79,166	84,155	90,132	330,197
Benefit (provision) for loan losses	(30)	1,045	(2,382)	(34,223)	(35,590)
Net interest income after benefit (provision) for loan losses	76,714	80,211	81,773	55,909	294,607
Non-interest income (loss):
Derivative gains (losses)	(395,725)	183,450	(337,936)	(239,940)	(790,151)
Other non-interest income	12,561	3,728	4,396	11,707	32,392
Total non-interest income (loss)	(383,164)	187,178	(333,540)	(228,233)	(757,759)
Non-interest expense	(18,150)	(25,698)	(25,628)	(57,962)	(127,438)
Income (loss) before income taxes	(324,600)	241,691	(277,395)	(230,286)	(590,590)
Income tax expense (benefit)	521	(91)	426	304	1,160
Net income (loss)	(324,079)	241,600	(276,969)	(229,982)	(589,430)
Less: Net (income) loss attributable to noncontrolling interests	1,657	(8)	1,405	1,136	4,190
Net income (loss) attributable to CFC	$(322,422)	$241,592	$(275,564)	$(228,846)	$(585,240)

	Year Ended May 31, 2019
(Dollars in thousands)	Aug 31, 2018	Nov 30, 2018	Feb 28, 2019	May 31, 2019	Total
Interest income	$278,491	$281,253	$285,566	$290,360	$1,135,670
Interest expense	(210,231)	(204,166)	(207,335)	(214,477)	(836,209)
Net interest income	68,260	77,087	78,231	75,883	299,461
Benefit (provision) for loan losses	109	1,788	(182)	(449)	1,266
Net interest income after benefit (provision) for loan losses	68,369	78,875	78,049	75,434	300,727
Non-interest income (loss):
Derivative gains (losses)	7,183	63,343	(132,174)	(301,693)	(363,341)
Other non-interest income	3,185	4,321	3,714	2,336	13,556
Total non-interest income (loss)	10,368	67,664	(128,460)	(299,357)	(349,785)
Non-interest expense	(30,699)	(26,570)	(21,209)	(23,463)	(101,941)
Income (loss) before income taxes	48,038	119,969	(71,620)	(247,386)	(150,999)
Income tax expense (benefit)	(60)	(243)	149	(57)	(211)
Net income (loss)	47,978	119,726	(71,471)	(247,443)	(151,210)
Less: Net (income) loss attributable to noncontrolling interest	(13)	(466)	539	1,919	1,979
Net income (loss) attributable to CFC	$47,965	$119,260	$(70,932)	$(245,524)	$(149,231)

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2020.

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

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, beginning in mid-March 2020, certain of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting resulting from the changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal control over financial reporting.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ J. ANDREW DON
	Sheldon C. Petersen Chief Executive Officer		J. Andrew Don Senior Vice President and Chief Financial Officer
	August 5, 2020		August 5, 2020

By:	/s/ ROBERT E. GEIER
Robert E. Geier Vice President and Controller
August 5, 2020

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Dean R. Tesch (President of CFC)	58	2015	2021
Alan W. Wattles (Vice President of CFC)	54	2016	2022
Bruce A. Vitosh (Secretary-Treasurer of CFC)	54	2017	2023
Thomas A. Bailey	78	2019	2022
Kevin M. Bender	61	2020	2023
Robert Brockman	70	2015	2022
Chris D. Christensen	56	2019	2022(1)
David E. Felkel	59	2018	2021
Dennis Fulk	69	2019	2022
Barbara E. Hampton	58	2019	2022
Doyle Jay Hanson	74	2015	2021
William Keith Hayward	55	2020	2023
Bradley P. Janorschke	56	2019	2022
Jimmy A. LaFoy	79	2015	2021
Anthony Larson	46	2020	2023
G. Anthony Norton	68	2019	2022
Timothy Rodriguez	59	2018	2021
Bradley J. Schardin	60	2015	2021
Mark A. Suggs	63	2020	2023
Marsha L. Thompson	65	2017	2023
Todd P. Ware	54	2015	2021
Curtis Wynn	56	2017	2021(1)
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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Dean R. Tesch	58	2020
Vice President and Director	Alan W. Wattles	54	2020
Secretary-Treasurer and Director	Bruce A. Vitosh	54	2020
Chief Executive Officer (2)	Sheldon C. Petersen	67	1995
Senior Vice President and Chief Financial Officer	J. Andrew Don	60	2014
Senior Vice President & Chief Administrative Officer	Graceann D. Clendenen	62	2019
Senior Vice President, Member Services	Joel Allen	54	2014
Senior Vice President and General Counsel	Roberta B. Aronson	62	2014
Senior Vice President, Credit Risk Management	John M. Borak	75	2003
Senior Vice President, Corporate Relations	Brad L. Captain	50	2014
Senior Vice President, Loan Operations	Robin C. Reed	58	2016
Senior Vice President, Business and Industry Development	Gregory Starheim	57	2016
___________________________
(1) Refers to fiscal year.
(2) On July 23, 2020, Mr. Petersen notified the Board of Directors of his decision to retire during the first half of 2021, subject to the successful completion of a search process for a successor by the Board of Directors.

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

Mr. Vitosh has been general manager and CEO of Norris Public Power District in Beatrice, Nebraska, since 2012. From 2008 to 2012, Mr. Vitosh was the Manager of Finance and Accounting at Norris Public Power District. Mr. Vitosh is a CPA

and is a member of the Nebraska Society of Certified Public Accountants. Mr. Vitosh has also been a self-employed farmer since 2004. As general manager and CEO of Norris Public Power District, Mr. Vitosh has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Vitosh has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bailey has served as a director of Vermont Electric Cooperative in Johnson, Vermont, since January 2004. From 2006 to 2015 Mr. Bailey served as board president of Vermont Electric Cooperative. He has operated a real estate investment business since 2009. As a director of Vermont Electric Cooperative, Mr. Bailey has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bailey has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bender has served as a director of Carroll White Rural Electric Membership Corporation in Monticello, Indiana, since January 2012. Additionally, he has served as President of Carroll White Rural Electric Membership Corporation since July 2017. Mr. Bender has also served as the President and CEO of the Bank of Wolcott in Wolcott, Indiana, since January 2010 and director of Wolcott Bancorp since March 1995. From June 2008 to January 2012, he served as a director of Carroll County Rural Electric Membership Corporation in Delphi, Indiana. As a director and President of Carroll White Rural Electric Membership Corporation, Mr. Bender has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bender has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Christensen has served as a director of Norval Electric Cooperative, Inc. in Glasgow, Montana, since 2004. Mr. Christensen has also served as a director of the NRECA Board of Directors since 2014, and has served as NRECA board vice president since March 2019. He has been a self-employed rancher since 1979. As a director of Norval Electric Cooperative, Inc. and NRECA, Mr. Christensen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Christensen has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Felkel has been president and CEO of Edisto Electric Cooperative, Inc. in Bamberg, South Carolina, since 1997. He has been a trustee on the Board of Trustees of Central Electric Power Cooperative since 1997. As the president and CEO of Edisto Electric Cooperative, Mr. Felkel has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Felkel has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC Board.

Mr. Fulk has served as a director of Platte-Clay Electric Cooperative in Kearney, Missouri, since 1993, including serving as board President from 2000 to 2015. He served as a director of NW Electric Cooperative from 2004 until April 2019, serving as board Vice President from 2011 to April 2019. Mr. Fulk also served as a director of the Association of Missouri Electric Cooperatives from 2000 until 2015, serving as board President from 2010 to 2011. As a director of Platte-Clay Electric Cooperative, Mr. Fulk has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Fulk has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Hampton has served as the Senior Vice President, CFO at Georgia Transmission Corporation in Tucker, Georgia, since 2005. Mrs. Hampton has been a Certified Public Accountant since 1990. As Senior Vice President, CFO of Georgia Transmission Corporation, Mrs. Hampton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Hampton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mrs. Hampton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes her qualified to serve as CFC’s Audit Committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and as the Chairman of CFC’s Audit Committee.

Mr. Hanson has been a director of Fall River Rural Electric Cooperative in Ashton, Idaho, since 2005. From 1968 until 2001 Mr. Hanson served as a cooperative extension agent for the University of Idaho and University of Wyoming. He also chaired the Idaho Consumer-Owned Utilities Association Nominating Committee from 2013 until 2014. As a director of Fall River Rural Electric Cooperative, Mr. Hanson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hanson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Hayward has served as the General Manager and Chief Executive Officer of North East Mississippi Electric Power Association in Oxford, Mississippi, since February 2014. From July 2004 to January 2014, he served as its Manager of Engineering and Operations. Mr. Hayward has also served as a director of South Eastern Data Cooperative, a software cooperative in Atlanta, Georgia, since 2014. As the General Manager and Chief Executive Officer of North East Mississippi Electric Power Association, Mr. Hayward has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayward has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Janorschke has been the General Manager at Homer Electric Association, Inc. in Homer, Alaska, since 2004. He has also been the General Manager of Alaska Electric and Energy Cooperative in Homer, Alaska, since 2004. Mr. Janorschke has also served on the Board of Trustees of the Northwest Public Power Association in Vancouver, Washington, since 2014. As the General Manager of Homer Electric Association, Inc., Mr. Janorschke has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Janorschke has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Larson has served as a director of Slope Electric Cooperative, Inc. in New England, North Dakota, since June 2010, and a director of Upper Missouri Power Cooperative in Sidney, Montana, since April 2000. Mr. Larson has served as an Advisory Board Member of Dakotas America since September 2017, a director of Innovative Energy Alliance since January 2019 and a director of Maintenance Solutions Cooperative since January 2019, each of which provides services to electric cooperatives. In addition to being a self-employed rancher since 1986 and a supervisor at Adams County Soil Conservation District in Hetlinger, North Dakota since February 2020, Mr. Larson was an Ambulatory Care Officer at West River Health Services from August 2016 to September 2019, and an Agricultural Banker at Dacotah Bank from October 2012 to January 2015. As a director of Slope Electric Cooperative, Inc., Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Norton has served as a director of Snapping Shoals Electric Membership Corporation in Covington, Georgia, since 1993. Mr. Norton has also served as a director at Georgia Electric Membership Corporation in Tucker, Georgia, since 2009 and Georgia System Operations Corporation in Tucker, Georgia, since 2012. Mr. Norton has owned and operated Conyers Pharmacy in Conyers, Georgia from 1982 to 2018. As a director of Snapping Shoals Electric Membership Corporation, Mr. Norton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Norton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Rodriguez has been the CEO of Kay Electric Cooperative in Blackwell, Oklahoma, since 2014. He also served as COO of Kay Electric Cooperative from 2010 to 2014. Mr. Rodriguez has been a CPA since 1998. As the CEO of Kay Electric Cooperative, Mr. Rodriguez has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rodriguez has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC Board.

Mr. Schardin has served as general manager of Southeastern Electric Cooperative in Marion, South Dakota, since 1990. He chaired the Managers Advisory Committee for his cooperative’s wholesale power supplier, East River Electric Power Cooperative from January 2013 to 2015 and at the same time was a member of the Basin Electric Power Cooperative Managers Advisory Committee. Mr. Schardin has also been a member of the South Dakota Rural Electric Association Strategic Issues Committee since 2005, having served terms as President, Vice President, Secretary and Treasurer of the committee during that time. He has also served as a director on the Rural Electric Economic Development Fund Board of Directors since 1996. As general manager of Southeastern Electric Cooperative, Mr. Schardin has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Schardin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Suggs has served as Executive Vice President and General Manager of Pitt & Greene Electric Membership Cooperative in Farmville, North Carolina, since September 1983. Mr. Suggs has served as a director of North Carolina Electric Membership Corporation in Raleigh, North Carolina since 1984 and served as its President from 2015 to 2017. He has also served as a director of North Carolina Association of Electric Cooperatives in Raleigh, North Carolina since 1984 and served as its President from 2010 to 2011. Additionally, Mr. Suggs has served as a director of Tarheel Electric Membership Association in Raleigh, North Carolina, since 1984. As Executive Vice President and General Manager of Pitt & Greene Electric Membership Cooperative, Mr. Suggs has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Suggs has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Thompson has served as director of Trico Electric Cooperative in Mariana, Arizona, since 2001, and has served as secretary of the board since 2015. Mrs. Thompson also serves as a member of Trico Electric Cooperative’s Audit and Finance Committee and served as its chair from 2013 until 2015. Additionally, Mrs. Thompson has been a director of Grand Canyon State Electric Cooperative Association since 2002 and served as its Board President from 2008 to 2010. As secretary of the board and a director of Trico Electric Cooperative, Mrs. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Wynn has been president and CEO of Roanoke Electric Membership Corporation in Aulander, North Carolina, since 1997. He has been a director on the NRECA Board of Directors since 2007, and has served as NRECA board president since March 2019. Mr. Wynn also served as NRECA vice president from 2017 to 2019. Mr. Wynn has also served as a director of the North Carolina Electric Membership Corporation and the North Carolina Association of Electric Cooperatives since 1997. As president and CEO of Roanoke Electric Membership Corporation and director of NRECA, Mr. Wynn has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wynn has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mrs. Hampton (Chairperson), Mr. Ware (Co-Vice Chairperson), Mr. Janorschke (Co-Vice Chairperson), Mr. Tesch (Ex Officio), Mr. Bender, Mr. Christensen, Mr. Felkel, Mr. Fulk, Mr. Hanson, Mr. Larson, Mr. Suggs and Mr. Vitosh. Mrs. Hampton was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2020. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2020 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Tesch, Mr. Wattles, Mr. Vitosh, Mrs. Hampton, Mr. Hanson, Mr. Felkel and Mr. Brockman. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2020, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the “Compensation Discussion and Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC in fiscal year 2020.

In fiscal year 2020, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Don, Starheim and Allen and Ms. Aronson) are consistent with those offered to all employees.

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

Compensation Analysis

In fiscal year 2020, Mercer (US), Inc. (“Mercer US”) was engaged by the Compensation Committee to conduct a survey to provide compensation data for the CEO position using 14 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit System and 12 regional banks and financial services companies.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s May 31, 2019 total assets of $25 billion, and included eight companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc.; Signature Bank; Nelnet, Inc.; Webster Financial Corporation; Flagstar Bancorp, Inc.; People’s United Financial, Inc.; Hancock Whitney Corporation; Onemain Holdings, Inc.; BankUnited, Inc.; Synovus Financial Corporation; TFS Financial Corporation; and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers. Bok Financial Corporation was removed from the peer group in fiscal year 2020 due to its merger with CoBiz.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.
The elements of compensation reviewed include:

•	current base salary;

•	target and actual annual incentive paid in fiscal year 2019;

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

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results met or exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the Committee increased the CEO’s base pay to $1,214,000 effective January 1, 2020.

As discussed under “Compensation Analysis” above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don, Mr. Starheim, Ms. Aronson and Mr. Allen all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way that would typically warrant a merit-based increase in base pay. Mr. Allen, Mr. Don, Mr. Starheim and Ms. Aronson received a merit increase. The merit increases are included in the total compensation table below.

Short-Term Incentive—Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers. The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Over the last 10 years, the actual payout percentage has ranged from 52.5% to 100% of total opportunity, with an average over the 10 years of 84.25%. This equates to a 10-year average payout of 16.18% of base salaries for all employees.

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

The four quadrants for fiscal year 2020, which were the basis for the short-term incentive payment, were the same as they have been in previous years: Customer Engagement; Financial Ratios; Internal Process and Operations; and Learning, Growth and Innovation. For fiscal year 2020, the board of directors established seven corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2020 were:

•	Customer Engagement: Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.

•	Internal Process and Operations: Two goals focused on managing CFC’s operating expense levels.

•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.

•	Learning, Growth & Innovation: One goal focused on the training and development of member engagement aspects of CFC’s value plan.

The determination of the extent to which the seven goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2020 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that four goals were achieved at 100% and three were achieved at a 75% level. Each goal may carry a different weight varying between 10% and 20% resulting in an aggregate payout of 88.75% of the total opportunity.

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

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2020, the target rating level was “A+ Stable,” which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for fiscal year 2018, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of fiscal year 2018 base pay.

The following table presents the potential payout values for performance units awarded for the program cycle that ended May 31, 2020:

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

As of May 31, 2020, there were three active long-term incentive plans in which named executive officers were participants. Performance units issued to all named executive officers in fiscal year 2018 had a payout value based on our issuer credit ratings in place on May 31, 2020. Performance units issued to all named executive officers in fiscal year 2019 will have a payout value based on issuer credit ratings in place on May 31, 2021; and performance units issued to named executive officers in fiscal year 2020 will have a payout value based on issuer credit ratings in place on May 31, 2022.

Payments made to the named executive officers for fiscal year 2020 were for performance units issued in fiscal year 2018 and were based on the May 31, 2020 issuer credit rating level of A stable outlook, which has a value of $40 per performance unit, or 40% of the targeted opportunity (10% of fiscal year 2018 base pay).

All current plans will pay out if the three rating agencies rate our issuer credit rating at a high enough level to receive a payout. The payout will be based on the average of the three ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2020 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We also offer a Pension Restoration Plan (“PRP”) and an Executive Benefit Restoration Plan (“EBR”). The PRP is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The PRP restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The PRP was frozen as of December 31, 2014. We then established the EBR to provide a similar benefit to a select group of management. A named executive officer may participate in the PRP or the EBR. Unlike the Retirement Security Plan, the PRP and the EBR are unfunded, unsecured obligations of CFC and are not qualified for tax purposes. All five named executive officers are participants in either the PRP or the EBR.

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

For more information on the Retirement Security Plan, the PRP and the EBR, see “Pension Benefits Table” below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2020 cap for contributions is $19,500. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

The CEO is eligible to earn retirement benefits in addition to those credited under any of the above-mentioned plans in a Supplemental Executive Retirement Plan (“SERP”). This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2020, the CFC Board of Directors used its discretion and credited the account. According to the terms of the SERP, the CEO became fully vested and those benefits were paid in full. These payments are reflected in the Summary Compensation Table below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance, an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel, and home security. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2020, the board of directors authorized an aggregate of $50,000 to cover these two allowances. We provide security for Mr. Petersen, including security in addition to that provided at business facilities. We believe that all company-incurred security costs are reasonable and necessary and for the company’s benefit.

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

Submitted by the Compensation Committee:
Robert Brockman
David E. Felkel
Barbara E. Hampton
Doyle Jay Hanson
Dean R. Tesch
Bruce A. Vitosh
Alan W. Wattles

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2020, 2019 and 2018 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total
Sheldon C. Petersen	2020	$1,173,750	$—	$364,796	$544,784	$47,798	$2,131,128
Chief Executive	2019	1,118,750	—	246,293	415,728	40,870	1,821,641
Officer	2018	1,062,171	—	363,015	636,443	46,532	2,108,161

J. Andrew Don	2020	493,500	—	155,015	648,386	7,296	1,304,197
Senior Vice President	2019	470,000	10,000	105,688	49,564	8,125	643,377
and Chief Financial	2018	455,000	10,000	156,270	314,276	8,025	943,571
Officer

Gregory J. Starheim	2020	493,500	—	153,015	553,962	10,981	1,211,458
Senior Vice President,	2019	459,750	10,000	101,454	113,379	8,292	692,875
Business and Industry	2018	435,000	—	148,520	333,817	8,254	925,591
Development

Roberta B. Aronson	2020	451,000	—	139,306	591,013	5,942	1,187,261
Senior Vice President	2019	406,250	10,000	90,794	114,130	5,646	626,820
and General Counsel	2018	392,500	—	134,125	320,023	5,546	852,194

Joel Allen	2020	396,000	—	122,383	788,933	7,400	1,314,716
Senior Vice President,	2019	360,000	—	80,490	5,218	9,125	454,833
Member Services
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2020 can be found in “Elements of Compensation” in “Compensation Discussion and Analysis” above.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in “Compensation Discussion and Analysis” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA. For Mr. Petersen, in fiscal years 2018, 2019 and 2020 this also includes a payment from the SERP. For a discussion of the SERP, see “Benefits” in “Compensation Discussion and Analysis” above.
(4) For Mr. Petersen for fiscal year 2020, includes (i) perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance and (ii) $2,765 representing the approximate aggregate incremental cost to the company for maintaining security arrangements for Mr. Petersen in addition to security arrangements provided at the headquarters facility. We do not believe this provides a personal benefit (other than the intended security) nor do we view these security arrangements as compensation to the individual. We report these security arrangements as perquisites as required under applicable SEC rules. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.

The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-Term Incentive Plan	Long-Term Incentive Plan
Sheldon C. Petersen	2020	$261,276	$103,520
	2019	145,773	100,520
	2018	265,495	97,520

J. Andrew Don	2020	109,495	45,520
	2019	61,688	44,000
	2018	113,750	42,520

Gregory J. Starheim	2020	109,495	43,520
	2019	60,454	41,000
	2018	108,750	39,770

Roberta B. Aronson	2020	100,066	39,240
	2019	53,274	37,520
	2018	98,125	36,000

Joel Allen	2020	87,863	34,520
	2019	47,250	33,240

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2020.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Sheldon C. Petersen
Long-Term Incentive Plan (1)	June 1, 2019	$—	$286,300	$429,450
Short-Term Incentive Plan (2)		—	303,500	303,500
J. Andrew Don
Long-Term Incentive Plan (1)	June 1, 2019	—	123,400	185,100
Short-Term Incentive Plan (2)		—	123,375	123,375
Gregory J. Starheim
Long-Term Incentive Plan (1)	June 1, 2019	—	123,400	185,100
Short-Term Incentive Plan (2)		—	123,375	123,375
Roberta B. Aronson
Long-Term Incentive Plan (1)	June 1, 2019	—	112,800	169,200
Short-Term Incentive Plan (2)		—	112,750	112,750
Joel Allen
Long-Term Incentive Plan (1)	June 1, 2019	—	99,000	148,500
Short-Term Incentive Plan (2)		—	99,000	99,000

___________________________
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of A+ stable as of May 31, 2022.
(2) Target and maximum payouts represent 25% of May 31, 2020 base salary. For the payout earned under the fiscal year 2020 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above.

The board of directors approved a new long-term incentive plan with grants of performance units effective June 1, 2020. The performance units will be calculated and issued to the named executive officers in August 2020. The payout under these grants will be determined on May 31, 2023.

Employment Contracts

Pursuant to an employment agreement effective as of January 1, 2015, CFC employs Mr. Petersen as Chief Executive Officer on a year-to-year basis, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $975,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See “Termination of Employment and Change-in-Control Arrangements” below for a description of these provisions and for information on these amounts.

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

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. However, one named executive officer has satisfied the provisions established to receive the benefit from the PRP. He was grandfathered in the plan and no longer has a risk of forfeiture of the benefit under the PRP. One of the named executive officers has reached their vesting date in accordance with provisions of the EBR plan. As a result, they no longer have a risk of forfeiture of the benefit under the EBR plan. Distributions are made from these plans to those named executive officers annually. The details of theses distributions are shown in the Pension Benefits table below.

In addition, the CEO is eligible for benefits under the SERP. This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2020, the CFC Board of

Directors used its discretion and credited the account. According to the terms of the SERP, the CEO became fully vested and those benefits totaling $92,704 were paid in full during fiscal year 2020, as presented in the table below.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2020, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
Sheldon C. Petersen (4)	NRECA Retirement Security Plan	10.33	$841,349	$300,120
	SERP	—	—	92,704
J. Andrew Don	NRECA Retirement Security Plan	19.66	2,728,844	—
Gregory J. Starheim	NRECA Retirement Security Plan	14.25	1,807,191	—
Roberta B. Aronson	NRECA Retirement Security Plan	23.83	1,556,139	954,282
Joel Allen	NRECA Retirement Security Plan	28.66	2,620,136	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All other named executive officers, except for Mr. Starheim, have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2020, as provided by the plan administrator, NRECA, using interest rates ranging from 0.25% to 3.68% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2020 were as a result of named executive officers no longer being at risk of forfeiture with respect to these amounts provided under the PRP. Mr. Don, Mr. Starheim and Mr. Allen continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.
(4) The NRECA Pension Plan allows active employees who have reached normal retirement age to cash in their lump-sum benefit accrued through August 31, 2010, or “quasi-retire.” Due to the quasi-retirement of Mr. Petersen in February 2015 his credited years of service was reduced and he received 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2020 cap for contributions is $19,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

The accounts are credited with “earnings” based on the participants’ selection of available investment options (currently, nine options) within the Homestead Funds. When a participant ceases to be an employee for any reason, distribution of the account will generally be made in 15 substantially equal annual payments beginning approximately 60 days after termination (unless an election is made to change the form and timing of the payout). The participant may elect either a single lump sum or substantially equal annual installments paid over no less than two and no more than 14 years. The amount paid is based on the accumulated value of the account.

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2020.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Sheldon C. Petersen	$19,208	$—	$48,757	$—	$918,767
J. Andrew Don	19,000	—	7,343	—	85,105
Gregory J. Starheim	19,000	—	13,954	—	252,279
Roberta B. Aronson	18,500	—	14,214	—	159,963
Joel Allen	—	—	—	—	—
___________________________
(1)Executive contributions are also included in the fiscal year 2020 Salary column in the “Summary Compensation Table” above.

Termination of Employment and Change-in-Control Arrangements

Mr. Petersen has an executive agreement with CFC under which he may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Petersen

Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump-sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year. Assuming a triggering event on May 31, 2020, the compensation payable to Mr. Petersen for termination without cause would be $4,079,318. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

This estimate does not include amounts to which the named executive officer would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans. On July 23, 2020, Mr. Petersen notified the Board of Directors of his decision to retire during the first half of 2021, subject to the successful completion of a search process for a successor by the Board of Directors.

Chief Executive Officer Pay Ratio

The fiscal year 2020 compensation ratio of the median annual total compensation of all of our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$151,999
Annual total compensation of Sheldon C. Petersen, Chief Executive Officer	2,131,128
Ratio of the median annual total compensation of all employees to the annual total compensation of Sheldon C. Petersen, Chief Executive Officer	14.02:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2020. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2020 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

The following chart summarizes the total compensation earned by CFC’s directors during the fiscal year ended May 31, 2020.

Name	Total Fees Earned
Alan W. Wattles	$64,750
Anthony Larson	15,000
Barbara E. Hampton	58,333
Bradley J. Schardin	57,917
Bradley P. Janorschke	57,083
Bruce A. Vitosh	60,417
Chris D. Christensen	57,083
Curtis Wynn	57,083
David E. Felkel	59,167
Dean R. Tesch	64,750
Debra L. Robinson	47,083
Dennis R. Fulk	57,083
Doyle Jay Hanson	58,333
Gordon Anthony Norton	57,083
Gregory D. Williams	42,083
Jimmy A. LaFoy	57,083
Kent D. Farmer	47,250
Kevin M. Bender	15,000
Mark A. Suggs	15,000
Marsha L. Thompson	57,917
Robert J. Brockman	58,333
Stephen C.Vail	42,083
Thomas A. Bailey	57,083
Thomas L. Hayes	42,083
Timothy J. Rodriguez	57,083
Todd P. Ware	57,083
William Keith Hayward	15,000

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2020, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our board of directors has established a written policy governing related-person transactions. The policy covers transactions between CFC, on the one hand, and its directors, executive officers or key employees and their immediate family members and entities of which any of our directors, executive officers or key employees (i) is an officer, director, trustee, alternative director or trustee or employee, (ii) controls or (iii) has a substantial interest. Under this policy, a related-person transaction is any transaction in excess of $120,000 in which CFC was, is or is proposed to be a direct or indirect participant in which a related person had, has or will have a direct or indirect material interest in the transaction. Related-person transactions do not include compensation or expense reimbursement arrangements with directors, officers or key employees (notwithstanding that officer compensation may be disclosed in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K, elsewhere in the CFC’s periodic reports filed with the

SEC or otherwise disclosed publicly as a related-person transaction), transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions deemed to be related credits. Related-person transactions are subject to review by the general counsel, or in some cases, the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are officers, directors, trustees, alternative directors or trustees, or employees in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit, and our independent third-party reviewer, which reviews our credit-extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the board of directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full board of directors, except that any interested directors may not participate, directly or indirectly, in the credit approval process, and the CEO has the authority to approve emergency lines of credit and certain other loans and lines of credit. Notwithstanding the related-person transaction policy, the CEO will extend such loans and lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2020 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Graceann D. Clendenen
Senior Vice President & Chief Administrative Officer	$1,469,099

Steven M. Kettler
Senior Vice President, Strategic Services	792,014

John M. Borak
Senior Vice President, Credit Risk Management	584,207

Robin C. Reed
Senior Vice President, Loan Operations	1,071,588

Brad L. Captain
Senior Vice President, Corporate Relations	889,436

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2020. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Thomas A. Bailey	Kevin Bender	Robert Brockman
Chris D. Christensen	Kent D. Farmer(1)	David E. Felkel
Dennis Fulk	Barbara E. Hampton	Doyle Jay Hanson
Thomas L. Hayes(1)	William K. Hayward	Jimmy A. LaFoy
Anthony Larson	G. Anthony Norton	Bradley J. Schardin
Dean R. Tesch	Marsha L. Thompson	Stephen C. Vail(1)
Bruce A. Vitosh	Gregory D. Williams(1)
____________________________
(1) This director served during fiscal year 2020; however, he was no longer a director as of May 31, 2020.

Item 14.	Principal Accounting Fees and Services

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2020 and 2019. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to the Company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the U.S. Securities and Exchange Commission. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2020 and 2019, including fees for the 2020 and 2019 audits. All services for fiscal years 2020 and 2019 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2020	2019
Description of fees:
Audit fees(1)	$1,822	$1,589
Tax fees(2)	15	13
All other fees(3)	12	11
Total	$1,849	$1,613
____________________________
(1) Audit fees for fiscal years 2020 and 2019 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC and NCSC. Audit fees for fiscal years 2020 and 2019 also include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) All other fees for fiscal years 2020 and 2019 consist of fees for certain agreed-upon procedures.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	86
	Consolidated Statements of Operations for the Years Ended May 31, 2020, 2019 and 2018	87
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2020, 2019 and 2018	88
	Consolidated Balance Sheets as of May 31, 2020 and 2019	89
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2020, 2019 and 2018	90
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2020, 2019 and 2018	91
	Notes to Consolidated Financial Statements	93
	Supplementary Data	147

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
4.1	—	Description of Securities.
4.2	—	Form of Capital Term Certificate.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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
Amendment No. 4 dated as of November 26, 2019 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2022. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2020.

10.15	—
Amendment No. 4 dated as of November 26, 2019 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2023. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2020.

10.16	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.17	—
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.18	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

10.19	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.20	—
Series C Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.21	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.22	—
Series D Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.23	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.24	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.25	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.26	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.27	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

Exhibit No.		Description
10.28	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

10.29	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.30	—
Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 14, 2015.

10.31	—
Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 14, 2015.

10.32	—
Series K Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of March 29, 2016 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 4, 2016.

10.33	—
Series K Future Advance Bond from the Registrant to the Federal Financing Bank dated as of March 29, 2016 for up to $250,000,000 maturing on January 15, 2039. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 4, 2016.

10.34	—
Series L Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2016 for up to $375,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2017.

10.35	—
Series L Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2016 for up to $375,000,000 maturing on October 15, 2039. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2017.

10.36	—
Series M Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 9, 2017 for up to $750,000,000. Incorporated by reference to Exhibit 10.03 to our Form 10-Q filed on January 11, 2018.

10.37	—
Series M Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 9, 2017 for up to $750,000,000 maturing on July 15, 2042. Incorporated by reference to Exhibit 10.04 to our Form 10-Q filed on January 11, 2018.

10.38	—
Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.39	—
Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.40	—
Series P Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of February 1 3, 2020 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 10, 2020.

10.41	—
Series P Future Advance Bond from the Registrant to the Federal Financing Bank dated as of April 10, 2020 for up to $500,000,000 maturing on July 15, 2054. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 10, 2020.

10.42	—
Sixth Amended, Restated and Consolidated Pledge Agreement, dated as of February 13, 2020, among the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on April 10, 2020.

10.43	—
Sixth Amended, Restated and Consolidated Bond Guarantee Agreement, dated as of February 13, 2020, between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed April 10, 2020.

10.44	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

10.45	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

Exhibit No.		Description
10.46	—
Second Amended and Restated First Supplemental Note Purchase Agreement dated February 26, 2018 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.01 to our Form 10-Q filed on April 11, 2018.

10.47	—
Second Amended, Restated and Consolidated Pledge Agreement dated July 31, 2015, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.48 to our Form 10-K filed on August 26, 2015.

10.48	—
Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 14, 2015.

10.49	—
Amendment No. 1 to Long Term Standby Commitment to Purchase, dated as of May 31, 2016, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.38 to our Form 10-K filed on August 25, 2016.

10.50	—
Purchase Agreement dated September 30, 2015, between the Registrant, Caribbean Asset Holdings, LLC, ATN VI Holdings, LLC and Atlantic Tele-Network, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 14, 2015.

10.51	—
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

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 5th-day of August 2020.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer	August 5, 2020
Sheldon C. Petersen

/s/ J. ANDREW DON	Senior Vice President and Chief Financial Officer	August 5, 2020
J. Andrew Don

/s/ ROBERT E. GEIER	Vice President and Controller	August 5, 2020
Robert E. Geier

/s/ DEAN R. TESCH	President and Director	August 5, 2020
Dean R. Tesch

/s/ ALAN W. WATTLES	Vice President and Director	August 5, 2020
Alan W. Wattles

/s/ BRUCE A. VITOSH	Secretary-Treasurer and Director	August 5, 2020
Bruce A. Vitosh

/s/ THOMAS A. BAILEY	Director	August 5, 2020
Thomas A. Bailey

/s/ KEVIN M. BENDER	Director	August 5, 2020
Kevin M. Bender

/s/ ROBERT BROCKMAN	Director	August 5, 2020
Robert Brockman

/s/ CHRIS D. CHRISTENSEN	Director	August 5, 2020
Chris D. Christensen

/s/ DAVID E. FELKEL	Director	August 5, 2020
David E. Felkel

/s/ DENNIS FULK	Director	August 5, 2020
Dennis Fulk

/s/ BARBARA E. HAMPTON	Director	August 5, 2020
Barbara E. Hampton

/s/ DOYLE JAY HANSON	Director	August 5, 2020
Doyle Jay Hanson

/s/ WILLIAM KEITH HAYWARD	Director	August 5, 2020
William Keith Hayward

/s/ BRADLEY P. JANORSCHKE	Director	August 5, 2020
Bradley P. Janorschke

/s/ JIMMY A. LAFOY	Director	August 5, 2020
Jimmy A. LaFoy

/s/ ANTHONY LARSON	Director	August 5, 2020
Anthony Larson

/s/ G. ANTHONY NORTON	Director	August 5, 2020
G. Anthony Norton

/s/ TIMOTHY RODRIGUEZ	Director	August 5, 2020
Timothy Rodriguez

/s/ BRADLEY J. SCHARDIN	Director	August 5, 2020
Bradley J. Schardin

/s/ MARK A. SUGGS	Director	August 5, 2020
Mark A. Suggs

/s/ MARSHA L. THOMPSON	Director	August 5, 2020
Marsha L. Thompson

/s/ TODD P. WARE	Director	August 5, 2020
Todd P. Ware

/s/ CURTIS WYNN	Director	August 5, 2020
Curtis Wynn