Form 10-Q
period 2020-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2021-01-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
OR

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

MD&A TABLE CROSS REFERENCE INDEX

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	12
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	15
4	Non-Interest Income	18
5	Derivative Gains (Losses)	19
6	Derivative Cash Settlements Expense—Average Notional Amounts and Interest Rates	20
7	Non-Interest Expense	21
8	Loans Outstanding by Member Class and Loan Type	23
9	Historical Retention Rate and Repricing Selection	24
10	Total Debt Outstanding	25
11	Member Investments	26
12	Collateral Pledged	27
13	Unencumbered Loans	28
14	Equity	29
15	Guarantees Outstanding	30
16	Maturities of Guarantee Obligations	31
17	Unadvanced Loan Commitments	31
18	Unadvanced Loan Commitments Maturities of Notional Amount	32
19	Unconditional Committed Lines of Credit Maturities of Notional Amount	33
20	Loan Portfolio Security Profile	35
21	Loan Exposure to 20 Largest Borrowers	36
22	Troubled Debt Restructured Loans	37
23	Allowance for Credit Losses	40
24	Rating Triggers for Derivatives	41
25	Available Liquidity	42
26	Committed Bank Revolving Line of Credit Agreements	43
27	Short-Term Borrowings—Funding Sources	44
28	Short-Term Borrowings	45
29	Long-Term and Subordinated Debt Issuances and Repayments	46
30	Long-Term and Subordinated Debt Principal Maturity and Amortization	46
31	Projected Sources and Uses of Liquidity from Debt and Investment Activity	47
32	Credit Ratings	48
33	Interest Rate Gap Analysis	50
34	Adjusted Financial Measures—Income Statement	51
35	TIER and Adjusted TIER	52
36	Adjusted Financial Measures—Balance Sheet	52
37	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	53
38	Members’ Equity	53

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, technological changes within the rural electric utility industry, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and impact of legal or governmental proceedings involving us or our members, the occurrence and effect of natural disasters or public health emergencies, such as the emergence in 2019 and continued spread of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors identified under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“2020 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural

Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC and its consolidated entities have not held any foreclosed assets since the fiscal year ended May 31, 2017 (“fiscal year 2017”). See “Item 1. Business—Overview” in our 2020 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

We conduct our operations through three business segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. CFC’s business operations account for the substantial majority of our loans and revenue. Loans to members totaled $27,063 million as of November 30, 2020, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $212 million for the six months ended November 30, 2020, compared with $171 million for the six months ended November 30, 2019 (“same prior year-to-date period”). Our adjusted total revenue was $155 million for the six months ended November 30, 2020, compared with $146 million for the same prior year-to-date period. We provide information on the financial performance of our business segments in “Note 14—Business Segments.”

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and six months ended November 30, 2020 and 2019, and as of November 30, 2020 and May 31, 2020. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of: (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of: (i) budgeting and forecasting; (ii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; (iii) making compensation decisions; and (iv) informing the establishment of short- and long-term strategic goals. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on these non-GAAP adjusted measures. We provide a reconciliation of our non-GAAP adjusted measures to the most comparable GAAP measures in the section “Non-GAAP Financial Measures.”

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Statement of operations
Interest income	$276,499	$287,037	(4)%	$556,083	$577,052	(4)%
Interest expense	(174,422)	(207,871)	(16)	(354,398)	(421,142)	(16)
Net interest income	102,077	79,166	29	201,685	155,910	29
Fee and other income	6,332	3,842	65	9,848	14,783	(33)
Total revenue	108,409	83,008	31	211,533	170,693	24
Benefit (provision) for credit losses	(1,638)	1,045	**	(1,964)	1,015	**
Derivative gains (losses)(2)	81,287	183,450	(56)	141,563	(212,275)	**
Investment securities gains (losses)	(1,361)	(114)	1,094	3,298	1,506	119
Operating expenses(3)	(24,136)	(24,769)	(3)	(46,799)	(50,098)	(7)
Other non-interest income (expense)(1)	(1,778)	(929)	91	(2,110)	6,250	**
Income (loss) before income taxes	160,783	241,691	(33)	305,521	(82,909)	**
Income tax benefit (provision)	(262)	(91)	188	(413)	430	**
Net income (loss)	$160,521	$241,600	(34)	$305,108	$(82,479)	**

Adjusted operational financial measures
Adjusted interest expense(4)	$(204,222)	$(222,021)	(8)	$(411,170)	$(446,335)	(8)
Adjusted net interest income(4)	72,277	65,016	11	144,913	130,717	11
Adjusted total revenue(4)	78,609	68,858	14	154,761	145,500	6
Adjusted net income(4)	49,434	44,000	12	106,773	104,603	2

Selected ratios
Fixed-charge coverage ratio/TIER(5)	1.92	2.16	(24) bps	1.86	0.80	106 bps
Adjusted TIER(4)	1.24	1.20	4	1.26	1.23	3
Net interest yield(6)	1.48%	1.17%	31	1.45%	1.16%	29
Adjusted net interest yield(4)(7)	1.05	0.96	9	1.04	0.97	7
Net charge-off rate(8)	0.00	0.00	—	0.00	0.00	—

	November 30, 2020	May 31, 2020	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$177,191	$680,019	(74)%
Investment securities	584,086	370,135	58
Loans to members(9)	27,062,969	26,702,380	1
Allowance for credit losses(10)	(58,989)	(53,125)	11
Loans to members, net	27,003,980	26,649,255	1
Total assets	28,176,102	28,157,605	—
Liabilities and equity:
Short-term borrowings	4,687,968	3,961,985	18
Long-term debt	19,070,919	19,712,024	(3)
Subordinated deferrable debt	986,217	986,119	—
Members’ subordinated certificates	1,272,374	1,339,618	(5)
Total debt outstanding	26,017,478	25,999,746	—
Total liabilities	27,284,383	27,508,783	(1)
Total equity	891,719	648,822	37
Guarantees(11)	676,858	820,786	(18)

Selected ratios period end
Allowance coverage ratio(10)(12)	0.22%	0.20%	2 bps
Debt-to-equity ratio(13)	30.60	42.40	(28)%
Adjusted debt-to-equity ratio(4)	5.90	5.85	1
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
(8)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total loans outstanding for the period.
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $12 million and $11 million as of November 30, 2020 and May 31, 2020, respectively.
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

Financial Performance

Reported Results

We reported net income of $161 million and a TIER of 1.92 for the three months ended November 30, 2020 (“current quarter”). In comparison, we reported net income of $242 million and a TIER of 2.16 for the three months ended November 30, 2019 (“same prior-year quarter”). We reported net income of $305 million and a TIER of 1.86 for the six months ended November 30, 2020, compared with a net loss of $82 million and a TIER of 0.80 for the same prior year-to-date period. The significant variance between our reported results for the current-year periods and the same prior-year periods was attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 30.60 as of November 30, 2020, from 42.40 as of May 31, 2020, primarily due to an increase in equity from our reported net income of $305 million, which was partially offset by a decrease in equity from the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

We experienced a decrease of $81 million in our reported net income of $161 million for the current quarter from our reported net income of $242 million for the same prior-year quarter, which was primarily driven by a reduction in derivative gains of $102 million. We recorded derivative gains of $81 million for the current quarter, compared with derivative gains of $183 million for the same prior-year quarter. The derivative gains in each period resulted from an increase in the net fair value of our swap portfolio, which consists predominately of pay-fixed swaps, due to increases in medium- and longer-term swap interest rates. The increases in medium- and longer-term swap interest rates, however, were more pronounced during the same prior-year quarter, resulting in higher derivative gains. The decrease in derivative gains was partially offset by an increase in net interest income of $23 million, or 29%, to $102 million for the current quarter, attributable to the combined impact of an increase in the net interest yield of 31 basis points, or 26%, to 1.48% and an increase in our average interest-earning assets of $575 million, or 2%. The increase in the net interest yield was largely due to a reduction in our average cost of borrowings of 58 basis points to 2.70%, partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 4.01%.

We experienced a variance of $387 million between our reported net income of $305 million for the six months ended November 30, 2020, and our reported net loss of $82 million for the same prior year-to-date period, driven by a favorable shift in derivative fair value changes of $354 million between periods. We recorded derivative gains of $142 million for the six months ended November 30, 2020, due to a net increase in the net fair value of our swap portfolio resulting from an increase in long-term swap interest rates. In contrast, we recorded derivative losses of $212 million during the same prior year-to-date period due to a decrease in the net fair value of our pay-fixed swaps attributable to declines in interest rates across the swap curve. In addition, net interest income increased $46 million, or 29%, to $202 million for the six months ended November 30, 2020, attributable to an increase in the net interest yield of 29 basis points, or 25%, to 1.45% and an increase in average interest-earning assets of $762 million, or 3%. The increase in the net interest yield reflected the impact of a reduction in our average cost of borrowings of 60 basis points to 2.72%, which was partially offset by a decrease in the average yield on interest-earning assets of 28 basis point to 4.00%.

A decrease in the average cost of our short-term borrowings of 183 basis points to 0.33% for the current quarter and 197 basis points to 0.39% for the six months ended November 30, 2020 was the primary factor driving the reduction in our overall average cost of borrowings during each period. The respective reductions in our average short-term borrowing cost, as well as the declines in the average yield on our interest-earning assets, reflect in part the impact of the overall lower interest rate environment. Since November 30, 2019, the end of the same prior-year quarter, the benchmark federal funds rate has decreased 150 basis points as a result of the decision by the Federal Open Market Committee (“FOMC”) of the Federal Reserve in March 2020 to lower the federal funds rate to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The target federal funds rate range has remained unchanged since that time. Over the last 12 months, the 3-month London Interbank Offered Rate (“LIBOR”) decreased by 168 basis points to 0.23% as of November 30, 2020. While medium- and longer-term interest rates also fell during this 12-month period, the decreases were not as pronounced as the reduction in short-term interest rates.

Other factors affecting the variance between our reported results for the six months ended November 30, 2020 and the same prior year-to-date period include the absence of a gain of $8 million recorded in connection with the sale of land in the prior year-to-date period, a decrease in fee income of $5 million due to a reduction in prepayment fees, and an unfavorable shift in the provision for credit losses of $3 million to an expense from a benefit amount recorded in the same prior year-to-date period, partially offset by a decrease in other general and administrative expenses of $5 million largely due to reduced travel and in-person meeting costs and the cancellation of certain events because of the COVID-19 pandemic.

Adjusted Non-GAAP Results

Adjusted net income totaled $49 million and adjusted TIER was 1.24 for the current quarter, compared with adjusted net income of $44 million and adjusted TIER of 1.20 for the same prior-year quarter. Adjusted net income totaled $107 million and adjusted TIER was 1.26 for the six months ended November 30, 2020, compared with adjusted net income of $105 million and adjusted TIER of 1.23 for the same prior year-to-date period. Our adjusted debt-to-equity ratio increased to 5.90 as of November 30, 2020, from 5.85 as of May 31, 2020, primarily attributable to a reduction in adjusted equity due to the maturity and redemption of subordinated certificates and the authorized patronage capital retirement amount, partially offset by adjusted net income for the current quarter. Our adjusted debt-to-equity ratio of 5.90 as of November 30, 2020, remained below our targeted threshold of 6.00-to-1.

We experienced an increase in adjusted net income of $5 million in the current quarter from the same prior-year quarter, largely attributable to an increase in adjusted net interest income of $7 million, or 11%, to $72 million for the current quarter. The increase in adjusted net interest income was driven by an increase in the adjusted net interest yield of 9 basis points, or 9%, to 1.05% and an increase in average interest-earning assets of $575 million, or 2%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 34 basis points to 3.16%, which was partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 4.01%. As noted above, the lower interest rate environment had a favorable impact on our adjusted average cost of borrowings and contributed to the decrease in the average yield on interest-earnings assets.

We experienced an increase in adjusted net income of $2 million for the six months ended November 30, 2020 from the same prior year-to-date period, due in part to an increase in adjusted net interest income of $14 million, or 11%, to $145 million. The increase in adjusted net interest income was driven by an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.04% and an increase in average interest-earning assets of $762 million, or 3%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 36 basis points to 3.16%, which was partially offset by a decrease in the average yield on interest-earning assets of 28 basis points to 4.00%, both of which were attributable to the lower interest rate environment.

A decrease in other general and administrative expenses of $5 million, largely due to reduced travel and in-person meeting and event costs because of the COVID-19 pandemic, also contributed to the increase in adjusted net income of $2 million for the six months ended November 30, 2020. The combined favorable impact of the increase in adjusted net interest income and reduction in other general and administrative expense of $19 million was partially offset by the absence of a gain of $8 million recorded in connection with our sale of land in the same prior year-to-date period, a decrease in fee income of $5 million due to a reduction in prepayment fees, and an unfavorable shift in the provision for credit losses of $3 million from a benefit recorded in the same prior year-to-date period.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $27,063 million as of November 30, 2020, an increase of $361 million, or 1%, from May 31, 2020. The increase was driven primarily by an increase in long-term loans of $492 million, partially offset by a decrease in line of credit loans of $132 million. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $453 million, $7 million and $46 million, respectively, and decreases in CFC power supply loans and CFC statewide and associate loans of $135 million and $11 million, respectively. Subsequent to the quarter end, during the month of December 31, 2020, our outstanding loans to members increased by an additional $476 million, driven by increases in long-term and line of credit loans of $274 million and $202 million, respectively.

Long-term loan advances totaled $1,271 million during the six months ended November 30, 2020, of which approximately 85% was provided to members for capital expenditures and 5% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,387 million during the same prior year-to-date period, of which approximately 69% was provided to members for capital expenditures and 25% was provided for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $204 million that were scheduled to reprice during the six months ended November 30, 2020. Of this total, $198 million repriced to a new long-term fixed rate, $5 million repriced to a long-term variable rate and $1 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $234 million that were scheduled to reprice during the same prior year-to-date period, of which $224 million repriced to a new long-term fixed rate, $7 million repriced to a long-term variable rate $3 million was repaid in full.

Credit Quality

We believe the overall credit quality of our loan portfolio remained high as of November 30, 2020, as evidenced by our continued strong credit performance metrics. We had no delinquent loans as of either November 30, 2020 or May 31, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. During the fourth quarter of the fiscal year ended May 31, 2020 (“fiscal year 2020”), we classified one loan to a CFC power supply borrower, with an outstanding balance of $168 million as of May 31, 2020, as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses of $34 million as of May 31, 2020. Payments received from the borrower on this loan resulted in a reduction in the outstanding balance to $153 million as of November 30, 2020. The asset-specific allowance for credit losses for this nonperforming loan, which remains on nonaccrual status, was $32 million as of November 30, 2020. We had no other loans classified as nonperforming or on nonaccrual status as of November 30, 2020 or May 31, 2020.

Loans outstanding to electric utility organizations represented approximately 98% and 99% of total loans outstanding as of November 30, 2020 and May 31, 2020, respectively. We historically have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 94% were secured as of both November 30, 2020 and May 31, 2020.

The allowance for credit losses for our loan portfolio increased to $59 million as of November 30, 2020, from $53 million as of May 31, 2020, and the allowance coverage ratio increased to 0.22% from 0.20%. The increase in the allowance for credit losses was primarily attributable to the impact of our June 1, 2020 adoption of the current expected credit loss (“CECL”) accounting standard, which replaces the incurred loss methodology for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects our estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. The adoption of CECL resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million, recorded through a cumulative-effect adjustment. The impact on the reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies” of this Report. We also provide information on the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses.”

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $26,017 million as of November 30, 2020, an increase of $17 million from May 31, 2020. In the fourth quarter of fiscal year 2020 we increased our cash position to $671 million, as a precaution in case there were disruptions in the capital markets due to Covid-19 that would impact our ability to fund operations in fiscal year 2021. During the first six months of fiscal year 2021 there have not been disruptions in our ability to access the capital markets or in our issuance of debt to our members. As a result we have been able to use the $671 million of cash that was on hand as of May 31, 2020 to fund the majority of our operations through November 30, 2020, at which date our cash balance had been reduced to $167 million. Debt activity during this period consisted of net increases in outstanding dealer commercial paper of $715 million and member commercial paper, select notes and daily liquidity fund notes of $104 million, which together totaled $819 million. This increase was partially offset by net decreases in collateral trust bonds of $351 million, Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $161 million, medium-term notes of $151 million, borrowings under the United States Department of Agriculture (“USDA”) Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) of $71 million and members’ subordinated certificates of $68 million, which together totaled $802 million. Outstanding dealer commercial paper, which totaled $715 million as of November 30, 2020, was below our targeted maximum threshold of $1,250 million.

On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Liquidity

As of November 30, 2020, our sources of liquidity readily available for access totaled $7,317 million, consisting of (i) $167 million in cash and cash equivalents; (ii) investments in debt securities with a fair value of $552 million, subject to changes in market value; (iii) up to $2,722 million available for access under committed bank revolving line of credit agreements; (iv) up to $1,275 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,601 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

Long-term debt scheduled to mature over the next 12 months totaled $1,742 million as of November 30, 2020, consisting of fixed-rate debt of $697 million with a weighted average cost of 2.69%, variable-rate debt of $810 million and scheduled amortization on borrowings under the Guaranteed Underwriter Program and notes payable to Farmer Mac of $235 million. Our available liquidity of $7,317 million as of November 30, 2020, was $5,575 million in excess of, or 3.2 times, our long-term debt obligations of $1,742 million over the next 12 months. We currently believe that our available liquidity along with our ability to access the capital markets as a well-known seasoned issuer of debt and to issue debt to our members and in private placements will be more than sufficient to meet the borrowing needs of our members and to cover the payment of long-term debt maturing over the 12 months subsequent to November 30, 2020.

Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. We believe we can continue to roll over outstanding member short-term debt, which totaled $3,848 million as of November 30, 2020, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our short-term liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

We provide additional information on our primary sources and uses of liquidity and our liquidity profile below in the section “Liquidity Risk.”

COVID-19

The COVID-19 pandemic continues to have an ongoing disruptive impact on the United States (“U.S.”). The continuing duration and severity of the pandemic and its long-term economic impact remain uncertain. CFC is headquartered in the Commonwealth of Virginia and is following workplace guidelines established by the Commonwealth and the U.S. Center for Disease Control and Prevention. We are currently staffing our office at no more than 25% occupancy, with other personnel working remotely, and we have limited travel and in-person meetings. To date, our business resiliency plans and technology systems have effectively supported both remote and on-site operations. Based on current conditions, our expectation is that we will maintain current remote working levels for the foreseeable future assuming there are no changes to governmental and public health directives.

We believe that the pandemic has not had any significant negative effect on our liquidity, and that our portfolio credit quality remains strong. In the first six months of fiscal year 2021, we have remained able to access the capital markets, private funding programs and our members for the capital required to repay maturing debt, and we have made long-term loan advances of $1.3 billion to our members to fund their operations. In comparison, we made $1.4 billion of long-term loan advances in first six months of the prior year, prior to the impacts of COVID-19. We believe that we currently have sufficient liquidity to meet member loan demand and repay maturing debt over the next 12 months.

Our electric utility cooperative borrowers operate in a sector identified by the U.S. government as one of the 16 critical infrastructure sectors because the services provided to residential customers and commercial customers in other industry sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. While our electric cooperative members continue to be subject to certain state-mandated suspensions on utility shut-offs due to nonpayment, we have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals or covenant relief from our borrowers due to the pandemic. We are in contact with our member borrowers on a continuous basis and, to date, we believe that the pandemic has not had a significant negative impact on their overall financial performance.

Outlook for the Next 12 Months

We believe we have been able to navigate the challenges of the COVID-19 pandemic to date. As noted above, we currently believe that we have sufficient cash flow and liquidity to cover our existing debt obligations and meet the borrowing needs of our members. Although we believe the overall credit quality of our loan portfolio remains high, we continue to actively monitor conditions and developments, including key credit metrics of our borrowers, to facilitate the timely identification of loans with potential credit weaknesses and assess any notable shifts in the credit quality of our loan portfolio as well as any impact on our financial position. Assuming no material adverse changes in the credit quality of our borrowers, we expect that our financial performance for the fiscal year ended May 31, 2021 (“fiscal year 2021”) will be comparable to or slightly better than our financial performance for fiscal year 2020, absent the impact of (i) the non-cash impairment charge of $31 million recorded in the fourth quarter of fiscal year 2020 resulting from the abandonment of an internal-use software project; (ii) the loan impairment charge of $34 million recorded in the fourth quarter of fiscal year 2020 due to the establishment of an asset-specific allowance for the outstanding loan to the CFC power supply borrower noted above; and (iii) changes in the fair value of our derivatives and investment securities that are driven by changes in market interest rates and prices, which we are unable to predict.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between the three months ended November 30, 2020 and 2019 and between the six months ended November 30, 2020 and 2019. Following this section, we provide a comparative analysis of our consolidated balance sheets as of November 30, 2020 and May 31, 2020. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income earned on our interest-earning assets, which includes loans and investment securities, and the interest expense on our interest-bearing liabilities. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities plus the impact of non-interest bearing funding. We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by proportionately funding large aggregated amounts of loans.

Table 2 presents average balances for the three and six months ended November 30, 2020 and 2019, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
(Dollars in thousands)	2020			2019
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$24,824,439	$262,200	4.24%	$23,837,295	$260,714	4.40%
Long-term variable-rate loans	639,626	3,596	2.25	929,958	8,131	3.52
Line of credit loans	1,300,811	6,994	2.16	1,528,905	12,678	3.34
Troubled debt restructuring (“TDR”) loans	10,300	196	7.63	11,179	212	7.63
Nonperforming loans	158,488	—	—	—	—	—
Other, net(2)	—	(344)	—	—	(287)	—
Total loans	26,933,664	272,642	4.06	26,307,337	281,448	4.30
Cash, time deposits and investment securities	744,049	3,857	2.08	795,676	5,589	2.83
Total interest-earning assets	$27,677,713	$276,499	4.01%	$27,103,013	$287,037	4.26%
Other assets, less allowance for credit losses	569,289			552,945
Total assets	$28,247,002			$27,655,958

Liabilities:
Short-term borrowings	$4,127,033	$3,403	0.33%	$4,108,239	$22,112	2.16%
Medium-term notes	3,597,232	29,127	3.25	3,485,891	31,440	3.63
Collateral trust bonds	6,792,567	61,623	3.64	7,232,411	64,523	3.59
Guaranteed Underwriter Program notes payable	6,207,538	41,168	2.66	5,375,091	39,786	2.98
Farmer Mac notes payable	2,928,966	12,606	1.73	2,962,126	22,654	3.08
Other notes payable	11,726	55	1.88	21,519	230	4.30
Subordinated deferrable debt	986,184	12,893	5.24	985,996	12,884	5.26
Subordinated certificates	1,255,549	13,547	4.33	1,355,773	14,242	4.22
Total interest-bearing liabilities	$25,906,795	$174,422	2.70%	$25,527,046	$207,871	3.28%
Other liabilities	1,538,818			1,116,838
Total liabilities	27,445,613			26,643,884
Total equity	801,389			1,012,074
Total liabilities and equity	$28,247,002			$27,655,958
Net interest spread(3)			1.31%			0.98%
Impact of non-interest bearing funding(4)			0.17			0.19
Net interest income/net interest yield(5)		$102,077	1.48%		$79,166	1.17%

Adjusted net interest income/adjusted net interest yield:
Interest income		$276,499	4.01%		$287,037	4.26%
Interest expense		174,422	2.70		207,871	3.28
Add: Net periodic derivative cash settlements interest expense(6)		29,800	1.32		14,150	0.54
Adjusted interest expense/adjusted average cost(7)		$204,222	3.16%		$222,021	3.50%
Adjusted net interest spread(5)			0.85%			0.76%
Impact of non-interest bearing funding(4)			0.20			0.20
Adjusted net interest income/adjusted net interest yield(8)		$72,277	1.05%		$65,016	0.96%

	Six Months Ended November 30,
(Dollars in thousands)	2020			2019
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$24,715,209	$525,384	4.24%	$23,596,704	$519,192	4.40%
Long-term variable-rate loans	662,952	7,996	2.41	961,704	17,887	3.72
Line of credit loans	1,359,061	15,236	2.24	1,620,994	28,711	3.54
Troubled debt restructuring (“TDR”) loans	10,542	403	7.62	11,484	418	7.28
Nonperforming loans	161,640	—	—	—	—	—
Other, net(2)	—	(679)	—	—	(571)	—
Total loans	26,909,404	548,340	4.06	26,190,886	565,637	4.32
Cash, time deposits and investment securities	825,622	7,743	1.87	782,146	11,415	2.92
Total interest-earning assets	$27,735,026	$556,083	4.00%	$26,973,032	$577,052	4.28%
Other assets, less allowance for credit losses	522,401			579,465
Total assets	$28,257,427			$27,552,497

Liabilities:
Short-term borrowings	$3,995,244	$7,744	0.39%	$3,809,089	$44,934	2.36%
Medium-term notes	3,641,273	59,014	3.23	3,529,164	63,516	3.60
Collateral trust bonds	6,821,832	124,216	3.63	7,309,165	129,904	3.55
Guaranteed Underwriter Program notes payable	6,225,272	83,581	2.68	5,386,771	80,219	2.98
Farmer Mac notes payable	2,991,046	26,539	1.77	2,997,053	47,728	3.18
Other notes payable	11,675	142	2.43	22,027	484	4.39
Subordinated deferrable debt	986,160	25,783	5.21	986,005	25,766	5.23
Subordinated certificates	1,281,857	27,379	4.26	1,355,960	28,591	4.22
Total interest-bearing liabilities	$25,954,359	$354,398	2.72%	$25,395,234	$421,142	3.32%
Other liabilities	1,565,495			1,064,284
Total liabilities	27,519,854			26,459,518
Total equity	737,573			1,092,979
Total liabilities and equity	$28,257,427			$27,552,497
Net interest spread(3)			1.28%			0.96%
Impact of non-interest bearing funding(4)			0.17			0.20
Net interest income/net interest yield(5)		$201,685	1.45%		$155,910	1.16%

Adjusted net interest income/adjusted net interest yield:
Interest income		$556,083	4.00%		$577,052	4.28%
Interest expense		354,398	2.72		421,142	3.32
Add: Net periodic derivative cash settlements interest expense(6)		56,772	1.24		25,193	0.47
Adjusted interest expense/adjusted average cost(7)		$411,170	3.16%		$446,335	3.52%
Adjusted net interest spread(5)			0.84%			0.76%
Impact of non-interest bearing funding(4)			0.20			0.21
Adjusted net interest income/adjusted net interest yield(8)		$144,913	1.04%		$130,717	0.97%

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
(6)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $9,049 million and $10,599 million for the three months ended November 30, 2020 and 2019, respectively. The average outstanding notional amount of interest rate swaps was $9,138 million and $10,676 million for the six months ended November 30, 2020 and 2019, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2020 versus 2019			2020 versus 2019
	Total	Variance Due To:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$1,486	$11,540	$(10,054)	$6,192	$26,100	$(19,908)
Long-term variable-rate loans	(4,535)	(2,523)	(2,012)	(9,891)	(5,523)	(4,368)
Line of credit loans	(5,684)	(1,862)	(3,822)	(13,475)	(4,573)	(8,902)
TDR loans	(16)	(16)	—	(15)	(33)	18
Other, net	(57)	—	(57)	(108)	—	(108)
Total loans	(8,806)	7,139	(15,945)	(17,297)	15,971	(33,268)
Cash, time deposits and investment securities	(1,732)	(348)	(1,384)	(3,672)	668	(4,340)
Total interest income	(10,538)	6,791	(17,329)	(20,969)	16,639	(37,608)

Interest expense:
Short-term borrowings	(18,709)	162	(18,871)	(37,190)	2,325	(39,515)
Medium-term notes	(2,313)	1,093	(3,406)	(4,502)	2,197	(6,699)
Collateral trust bonds	(2,900)	(3,758)	858	(5,688)	(8,329)	2,641
Guaranteed Underwriter Program notes payable	1,382	6,288	(4,906)	3,362	12,741	(9,379)
Farmer Mac notes payable	(10,048)	(192)	(9,856)	(21,189)	35	(21,224)
Other notes payable	(175)	(104)	(71)	(342)	(227)	(115)
Subordinated deferrable debt	9	38	(29)	17	75	(58)
Subordinated certificates	(695)	(1,017)	322	(1,212)	(1,488)	276
Total interest expense	(33,449)	2,510	(35,959)	(66,744)	7,329	(74,073)

Net interest income	$22,911	$4,281	$18,630	$45,775	$9,310	$36,465

Adjusted net interest income:
Interest income	$(10,538)	$6,791	$(17,329)	$(20,969)	$16,639	$(37,608)
Interest expense	(33,449)	2,510	(35,959)	(66,744)	7,329	(74,073)
Net periodic derivative cash settlements interest expense(2)	15,650	(2,036)	17,686	31,579	(3,571)	35,150
Adjusted interest expense(3)	(17,799)	474	(18,273)	(35,165)	3,758	(38,923)
Adjusted net interest income	$7,261	$6,317	$944	$14,196	$12,881	$1,315
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

Reported Net Interest Income

Reported net interest income of $102 million for the current quarter increased $23 million, or 29%, from the same prior-year quarter, driven by the combined impact of an increase in the net interest yield of 31 basis points, or 26%, to 1.48% and an increase in average interest-earning assets of $575 million, or 2%.

•Net Interest Yield: The increase in the net interest yield of 31 basis points, or 26%, was largely due to a reduction in our average cost of borrowings of 58 basis points to 2.70%, partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 4.01%. The reduction in our average cost of borrowings was primarily driven by a decrease in the average cost of our short-term and variable-rate borrowings due to the decrease in short-term interest rates as the FOMC lowered the benchmark federal funds rate by 150 basis points in March 2020 to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The target federal funds rate range has remained unchanged since that time. While medium- and longer-term interest rates also fell during this 12-month period, the decreases were not as pronounced as the reduction in short-term interest rates. As a result, we experienced a decrease in our average short-term borrowings cost of 183 basis points to 0.33% for the current quarter. The decrease in the average yield on interest-earning assets reflected the combined impact of a reduction in the average yield on our long-term fixed-rate loan portfolio, as the maturity and pay-off of loan advances at higher rates were replaced with new loan advances at lower rates due to the lower interest rate environment, and a reduction in the average yield on our long-term variable-rate and line of credit loan portfolios due to the decline in short-term interest rates over the last 12 months.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 2% was primarily driven by growth in average total loans of $626 million, or 2%, largely attributable to an increase in average long-term fixed-rate loans of $987 million, or 4%. The lower interest rate environment has presented an opportunity for members to obtain advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest.

Reported net interest income of $202 million for the six months ended November 30, 2020 increased $46 million, or 29%, from the same prior year-to-date period, driven by an increase in the net interest yield of 29 basis points, or 25%, to 1.45% and an increase in average interest-earning assets of 3%.

•Net Interest Yield: The increase in the net interest yield of 29 basis points, or 25%, was largely due to a reduction in our average cost of borrowings of 60 basis points to 2.72%, partially offset by a decrease in the average yield on interest-earning assets of 28 basis points to 4.00%. A decrease in the average cost of our short-term borrowings of 197 basis points to 0.39% for the six months ended November 30, 2020 was the primary factor driving the reduction in our overall average cost of borrowings during the period, as indicated in the rate/volume analysis presented above in Table 3. The reduction in our average borrowing cost, as well as the decline in the average yield on our interest-earning assets, reflects in part the impact of the overall lower interest rate environment. The pay-off of higher fixed-rate loan advances were replaced with lower fixed-rate loan advances, contributing to the decline in the average yield on our long-term fixed-rate loan portfolio. We also experienced a reduction in the average yield on our long-term variable-rate and line of credit loan portfolios due to the decline in short-term interest rates over the last 12 months.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by growth in average total loans of $719 million, or 3%, largely attributable to an increase in average long-term fixed-rate loans of $1,119 million, or 5%, as the lower interest rate environment presented an opportunity for members to obtain advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest.

Adjusted Net Interest Income

Adjusted net interest income of $72 million for the current quarter increased $7 million, or 11%, from the same prior-year quarter, driven by an increase in the adjusted net interest yield of 9 basis points, or 9%, to 1.05%, and the increase in average interest-earning assets of $575 million, or 2%.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 9 basis points, or 9%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 34 basis points to 3.16%, which was partially offset by the decrease in the average yield on interest-earning assets of 25 basis points to 4.01%. As noted above, the lower interest rate environment had a favorable impact on our adjusted average cost of borrowings and contributed to the decrease in the average yield on interest-earnings assets.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 2% was primarily driven by the growth in average total loans of $626 million, or 2%.

Adjusted net interest income of $145 million for the six months ended November 30, 2020 increased $14 million, or 11%, from the same prior year-to-date period, driven by an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.04%, and the increase in average interest-earning assets of $762 million, or 3%.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 7 basis points, or 7%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 36 basis points to 3.16%, which was partially offset by the decrease in the average yield on interest-earning assets of 28 basis points to 4.00%, both of which were attributable to the lower interest rate environment. The decrease in the average cost of our short-term borrowings was the primary driver of the overall reduction in our average cost of borrowing as indicated in the net interest yield and rate/ volume analysis presented above in Table 2 and Table 3, respectively.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by the growth in average total loans of $719 million, or 3%.

We include the net periodic derivative interest settlement amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $30 million for the current quarter, an increase of $16 million from the $14 million recorded for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $57 million for the six months ended November 30, 2020, an increase of $32 million from the $25 million recorded for the same prior year-to-date period. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. The floating-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 168 basis points over the last 12 months to 0.23% as of November 30, 2020. The decrease in the 3-month LIBOR drove the increase in the net periodic derivative cash settlements interest expense recorded in the current-year periods.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Credit Losses

We recorded a provision for credit losses of $2 million for both the three and six months ended November 30, 2020, based on the CECL model for estimating our allowance for credit losses. In comparison, we recorded a benefit for credit losses of $1 million for both the three and six months ended November 30, 2019, based on the incurred model for estimating our allowance for credit losses.

Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Prior to the adoption of CECL on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date.

As discussed above in “Executive Summary—Credit Quality,” the adoption of CECL resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded through a cumulative-effect adjustment. While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings.

The allowance for credit losses for our loan portfolio increased to $59 million as of November 30, 2020, from $53 million as of May 31, 2020, and the allowance coverage ratio increased to 0.22% from 0.20%. The increase in the allowance for credit losses was primarily attributable to the $4 million recorded upon the adoption of CECL on June 1, 2020.

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
Table 4 presents the components of non-interest income for the three and six months ended November 30, 2020 and 2019.

Table 4: Non-Interest Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-interest income:
Fee and other income	$6,332	$3,842	$9,848	$14,783
Derivative gains (losses)	81,287	183,450	141,563	(212,275)
Investment securities gains (losses)	(1,361)	(114)	3,298	1,506
Total non-interest income (loss)	$86,258	$187,178	$154,709	$(195,986)

The significant variance between non-interest income for the current-year periods and the same prior-year periods was attributable to the mark-to-market changes in the fair value of our derivative instruments. The decrease in fee and other income of $5 million during the six months ended November 30, 2020 was primarily due to a reduction in prepayment fees.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use Treasury Locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, we typically designate Treasury Locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2020 or May 31, 2020.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”); and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only. The benchmark variable rate for the substantial majority of the floating rate payments under our swap agreements is 3-month LIBOR. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps; therefore, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening, inversion or steepening—will also impact the fair value of our derivatives.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and six months ended November 30, 2020 and 2019. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(29,800)	$(14,150)	$(56,772)	$(25,193)
Derivative forward value gains (losses)	111,087	197,600	198,335	(187,082)
Derivative gains (losses)	$81,287	$183,450	$141,563	$(212,275)

We recorded derivative gains of $81 million for the current quarter, compared with derivative gains of $183 million for the same prior-year quarter. The derivative gains in each period resulted from an increase in the fair value of our swap portfolio, which consists predominately of pay-fixed swaps, due to increases in medium- and longer-term swap interest rates. The increases in medium- and longer-term swap interest rates, however, were more pronounced during the same prior-year quarter, as depicted below in the “Comparative Swap Curves” chart, resulting in higher derivative gains relative to the current quarter.

The derivative gains of $142 million recorded during the six months ended November 30, 2020, were attributable to an increase in the fair value of our swap portfolio resulting from an increase in long-term swap interest rates as depicted by the November 30, 2020 and May 31, 2020 comparative swap curves presented in the chart below. In contrast, the derivative losses of $212 million during the same prior year-to-date period were attributable to a decrease in the fair value of our pay-fixed swaps due to declines in interest rates across the swap curve, as depicted by the November 30, 2019 and May 31, 2019 comparative swap curves presented in the chart below.

Derivative Cash Settlements

As indicated in Table 5 above, we recorded net periodic derivative cash settlements interest expense of $30 million for the current quarter, an increase of $16 million from the $14 million recorded for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $57 million for the six months ended November 30, 2020, an increase of $32 million from the $25 million recorded for the same prior year-to-date period. The floating-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 168 basis points over the last 12 months to 0.23% as of November 30, 2020. The decrease in the 3-month LIBOR drove the increase in the net periodic derivative cash settlements interest expense recorded in the current-year periods.

As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 73% and 71% of the outstanding notional amount of our derivative portfolio as of November 30, 2020 and May 31, 2020, respectively. Table 6 displays, by interest rate swap agreement type, the average outstanding notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended November 30,
	2020			2019
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,516,242	2.78%	0.25%	$7,299,322	2.84%	2.08%
Receive-fixed swaps	2,533,066	0.98	2.77	3,300,099	2.77	2.59
Total	$9,049,308	2.28%	0.96%	$10,599,421	2.82%	2.24%

	Six Months Ended November 30,
	2020			2019
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,547,594	2.78%	0.31%	$7,326,509	2.84%	2.24%
Receive-fixed swaps	2,590,257	1.10	2.77	3,349,820	2.93	2.57
Total	$9,137,851	2.30%	1.01%	$10,676,329	2.87%	2.34%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of November 30, 2020. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and four years, respectively, as of November 30, 2019.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Comparative Swap Curves

The chart below provides comparative swap curves as of November 30, 2020, August 31, 2020, May 31, 2020, November 30, 2019 and May 31, 2019.

Comparative Swap Curves
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
2.50%
1.98%
1.92%
2.09%
2.30%
1.91%
1.62%
1.59%
1.71%
1.88%
1.27%
1.10%
0.94%
0.85%
0.72%
0.64%
0.43%
0.34%
0.36%
0.34%
0.25%
0.24%
0.23%
0.23%
0.22%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Nov 30, 2020
Aug 31, 2020
May 31, 2020
Nov 30, 2019
May 31, 2019

____________________________
Benchmark rates obtained from Bloomberg.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and six months ended November 30, 2020 and 2019.

Table 7: Non-Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-interest expense:
Salaries and employee benefits	$(14,011)	$(12,728)	$(27,144)	$(25,670)
Other general and administrative expenses	(10,125)	(12,041)	(19,655)	(24,428)
Losses on early extinguishment of debt	(1,455)	(614)	(1,455)	(614)
Other non-interest income (expense)	(323)	(315)	(655)	6,864
Total non-interest expense	$(25,914)	$(25,698)	$(48,909)	$(43,848)

Non-interest expense of $26 million for the current quarter was relatively unchanged from the same prior-year quarter, with the increase in salaries and employee benefits offset by a decrease in other general and administrative expenses. Non-interest expense of $49 million for the six months ended November 30, 2020 increased $5 million, or 12%, from the same prior year-to-date period, primarily due to the absence of a gain of $8 million recorded in connection with our sale of land in the same prior year-to-date period, which was partially offset by a reduction in other general and administrative expenses of $5 million largely due to reduced travel and in-person meeting costs and the cancellation of certain events because of the COVID-19 pandemic.

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

We recorded net income attributable to noncontrolling interests of $1 million for both the three and six months ended November 30, 2020. In comparison, we recorded net income attributable to noncontrolling interests of less than $1 million for the three months ended November 30, 2019 and a net loss of $2 million for the six months ended November 30, 2019.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $28,176 million as of November 30, 2020 increased $18 million from May 31, 2020, primarily due to growth in our loan portfolio. Total liabilities of $27,284 million as of November 30, 2020 decreased by $225 million, or 1%, from May 31, 2020. Total equity increased $243 million to $892 million as of November 30, 2020, attributable to our reported net income of $305 million as of November 30, 2020, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and a decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

Below is a discussion of changes in the major components of our assets and liabilities during the six months ended November 30, 2020. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We segregate our loan portfolio into portfolio segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate.

Loans Outstanding

Table 8 summarizes loans to members, by member class and by loan type, as of November 30, 2020 and May 31, 2020. As indicated in Table 8, loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both November 30, 2020 and May 31, 2020, and long-term fixed-rate loans accounted for 93% and 92% of loans to members as of November 30, 2020 and May 31, 2020, respectively.

Table 8: Loans Outstanding by Member Class and Loan Type

	November 30, 2020		May 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Change
Loans by member class:
CFC:
Distribution	$21,223	79%	$20,770	78%	$453
Power supply	4,597	17	4,732	18	(135)
Statewide and associate	95	—	106	—	(11)
CFC total	25,915	96	25,608	96	307
NCSC	705	2	698	3	7
RTFC	431	2	385	1	46
Total loans outstanding(1)	27,051	100	26,691	100	360
Deferred loan origination costs	12	—	11	—	1
Loans to members	$27,063	100%	$26,702	100%	$361

Loans by type:
Long-term loans:
Fixed-rate	$24,981	93%	$24,472	92%	$509
Variable-rate	639	2	656	2	(17)
Total long-term loans	25,620	95	25,128	94	492
Line of credit loans	1,431	5	1,563	6	(132)
Total loans outstanding(1)	27,051	100	26,691	100	360
Deferred loan origination costs	12	—	11	—	1
Loans to members	$27,063	100%	$26,702	100%	$361
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
Loans to members totaled $27,063 million as of November 30, 2020, an increase of $361 million, or 1%, from May 31, 2020. The increase was driven primarily by an increase in long-term loans of $492 million, partially offset by a decrease in line of credit loans of $132 million. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $453 million, $7 million and $46 million, respectively and decreases in CFC power supply loans and CFC statewide and associate loans of $135 million and $11 million, respectively.

Long-term loan advances totaled $1,271 million during the six months ended November 30, 2020, of which approximately 85% was provided to members for capital expenditures and 5% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,387 million during the same prior year-to-date period, of which approximately 69% was provided to members for capital expenditures and 25% was provided for the refinancing of loans made by other lenders.

We provide additional information about our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2020 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the six months ended November 30, 2020 and fiscal year 2020. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term ranging from one year to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Six Months Ended		Fiscal Year Ended
	November 30, 2020		May 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$198,024	97%	$441,165	95%
Long-term variable rate selected	4,761	2	11,446	3
Total loans retained by CFC	202,785	99	452,611	98
Loans repaid	1,508	1	10,350	2
Total	$204,293	100%	$462,961	100%
____________________________
(1)Does not include NCSC and RTFC loans.

As displayed in Table 9, of the loans that repriced during the six months ended November 30, 2020 and fiscal year 2020, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, which is calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal year period ended May 31, 2020.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of November 30, 2020 and May 31, 2020. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	November 30, 2020	May 31, 2020	Change
Debt product type:
Commercial paper:
Members, at par	$1,283,132	$1,318,566	$(35,434)
Dealer, net of discounts	714,984	—	714,984
Total commercial paper	1,998,116	1,318,566	679,550
Select notes to members	1,750,514	1,597,959	152,555
Daily liquidity fund notes to members	495,124	508,618	(13,494)
Medium-term notes:
Members, at par	608,096	658,959	(50,863)
Dealer, net of discounts	2,968,567	3,068,793	(100,226)
Total medium-term notes	3,576,663	3,727,752	(151,089)
Collateral trust bonds	6,837,349	7,188,553	(351,204)
Guaranteed Underwriter Program notes payable	6,190,391	6,261,312	(70,921)
Farmer Mac notes payable	2,898,957	3,059,637	(160,680)
Other notes payable	11,773	11,612	161
Subordinated deferrable debt	986,217	986,119	98
Members’ subordinated certificates:
Membership subordinated certificates	628,589	630,483	(1,894)
Loan and guarantee subordinated certificates	405,115	482,965	(77,850)
Member capital securities	238,670	226,170	12,500
Total members’ subordinated certificates	1,272,374	1,339,618	(67,244)
Total debt outstanding	$26,017,478	$25,999,746	$17,732

Security type:
Secured debt	61%	64%
Unsecured debt	39	36
Total	100%	100%

Funding source:
Members	21%	21%
Private placement:
Guaranteed Underwriter Program notes payable	24	24
Farmer Mac notes payable	11	12
Total private placement	35	36
Capital markets	44	43
Total	100%	100%

Interest rate type:
Fixed-rate debt	74%	75%
Variable-rate debt	26	25
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	90%	90%
Variable-rate debt(2)	10	10
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	18%	15%
Long-term and subordinated debt(4)	82	85
Total	100%	100%

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

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $26,017 million as of November 30, 2020, an increase of $17 million from May 31, 2020. In the fourth quarter of fiscal year 2020 we increased our cash position to $671 million, as a precaution in case there were disruptions in the capital markets due to Covid-19 that would impact our ability to fund operations in fiscal year 2021. During the first six months of fiscal year 2021 there have not been disruptions in our ability to access the capital markets or in our issuance of debt to our members. As a result we have been able to use the $671 million of cash that was on hand as of May 31, 2020 to fund the majority of our operations through November 30, 2020, at which date our cash balance had been reduced to $167 million. Debt activity during this period consisted of net increases in outstanding dealer commercial paper of $715 million and member commercial paper, select notes and daily liquidity fund notes of $104 million, which together totaled $819 million. This increase was partially offset by net decreases in collateral trust bonds of $351 million, Farmer Mac notes payable of $161 million, medium-term notes of $151 million, borrowings under the Guaranteed Underwriter Program of $71 million and members’ subordinated certificates of $68 million, which together totaled $802 million. Outstanding dealer commercial paper, which totaled $715 million as of November 30, 2020, was below our targeted maximum threshold of $1,250 million.

The decrease in collateral trust bonds was attributable to the redemption in June 2020 of $400 million outstanding principal amount of our 2.35% collateral trust bonds due June 15, 2020 and in October 2020 of $350 million outstanding principal amount of our 2.30% collateral trust bonds due November 1, 2020. These decreases were offset by the issuance on October 8, 2020 of $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031.

On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by product type, as of November 30, 2020 and May 31, 2020.

Table 11: Member Investments

	November 30, 2020		May 31, 2020		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investments:
Commercial paper	$1,283,132	64%	$1,318,566	100%	$(35,434)
Select notes	1,750,514	100	1,597,959	100	152,555
Daily liquidity fund notes	495,124	100	508,618	100	(13,494)
Medium-term notes	608,096	17	658,959	18	(50,863)
Members’ subordinated certificates	1,272,374	100	1,339,618	100	(67,244)
Total member investments	$5,409,240		$5,423,720		$(14,480)

Percentage of total debt outstanding	21%		21%

____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $5,409 million and accounted for 21% of total debt outstanding as of November 30, 2020, compared with $5,424 million, or 21% of total debt outstanding as of May 31, 2020. Over the last twelve quarters, debt issued to members has averaged $4,857 million as of each quarter end.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,688 million and accounted for 18% of total debt outstanding as of November 30, 2020, compared with $3,962 million, or 15%, of total debt outstanding as of May 31, 2020. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt together totaled $21,329 million and accounted for 82% of total debt outstanding as of November 30, 2020, compared with $22,038 million, or 85% of total debt outstanding as of May 31, 2020. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of November 30, 2020 and May 31, 2020 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement Coverage Ratios
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
Debt Agreement			November 30, 2020	May 31, 2020
Collateral trust bonds 1994 indenture	100%	150%	128%	114%
Collateral trust bonds 2007 indenture	100	150	115	113
Guaranteed Underwriter Program notes payable	100	150	118	120
Farmer Mac notes payable	100	150	110	121
Clean Renewable Energy Bonds Series 2009A	100	150	104	120

____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $26,017 million as of November 30, 2020, $15,933 million, or 61%, was secured by pledged loans totaling $18,695 million. In comparison, of our total debt outstanding of $26,000 million as of May 31, 2020, $16,515 million, or 64%, was secured by pledged loans totaling $19,643 million. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs; however, our collateral pledging requirements are based on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2020 and May 31, 2020.

Table 13: Unencumbered Loans

(Dollars in thousands)	November 30, 2020	May 31, 2020
Total loans outstanding(1)	$27,051,163	26,690,854
Less: Loans required to be pledged for secured debt (2)	(16,198,127)	(16,784,728)
Loans pledged in excess of requirement (2)(3)	(2,496,593)	(2,858,238)
Total pledged loans	(18,694,720)	(19,642,966)
Unencumbered loans	$8,356,443	$7,047,888
Unencumbered loans as a percentage of total loans outstanding	31%	26%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of November 30, 2020 and May 31, 2020, respectively.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,497 million and $2,858 million as of November 30, 2020 and May 31, 2020, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 14 presents the components of total CFC equity and total equity as of November 30, 2020 and May 31, 2020.

Table 14: Equity

(Dollars in thousands)	November 30, 2020	May 31, 2020	Change
Equity components:
Membership fees and educational fund:
Membership fees	$968	$969	$(1)
Educational fund	1,583	2,224	(641)
Total membership fees and educational fund	2,551	3,193	(642)
Patronage capital allocated	834,209	894,066	(59,857)
Members’ capital reserve	807,320	807,320	—
Total allocated equity	1,644,080	1,704,579	(60,499)
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,079,739)	(348,965)	(730,774)
Year-to-date derivative forward value gains (losses) (1)	197,132	(730,774)	927,906
Period-end cumulative derivative forward value losses(1)	(882,607)	(1,079,739)	197,132
Other unallocated net income	106,591	3,191	103,400
Unallocated net loss	(776,016)	(1,076,548)	300,532
CFC retained equity	868,064	628,031	240,033
Accumulated other comprehensive loss	(1,746)	(1,910)	164
Total CFC equity	866,318	626,121	240,197
Noncontrolling interests	25,401	22,701	2,700
Total equity	$891,719	$648,822	$242,897
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

Total equity increased $243 million to $892 million as of November 30, 2020, attributable to our reported net income of $305 million for the six months ended November 30, 2020, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and a decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 15 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of November 30, 2020 and May 31, 2020.

Table 15: Guarantees Outstanding

(Dollars in thousands)	November 30, 2020	May 31, 2020	Change
Guarantee type:
Long-term tax-exempt bonds(1)	$166,175	$263,875	$(97,700)
Letters of credit(2)	366,552	413,839	(47,287)
Other guarantees	144,131	143,072	1,059
Total	$676,858	$820,786	$(143,928)

Company:
CFC(3)	$663,905	$810,787	$(146,882)
NCSC	12,953	9,999	2,954
Total	$676,858	$820,786	$(143,928)
____________________________
(1) Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2) Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both November 30, 2020 and May 31, 2020.

Of the total notional amount of our outstanding guarantee obligations of $677 million and $821 million as of November 30, 2020 and May 31, 2020, respectively, 44% and 48%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $166 million as of November 30, 2020, we also were the liquidity provider on $146 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2020 or fiscal year 2020.

We had outstanding letters of credit for the benefit of our members totaling $367 million as of November 30, 2020. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of November 30, 2020, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $63 million as of November 30, 2020. All of these master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 16 presents the maturities of the outstanding notional amount of guarantee obligations of $677 million as of November 30, 2020, in each fiscal year during the five-year period ended May 31, 2025, and thereafter.

Table 16: Maturities of Guarantee Obligations

	Outstanding Notional Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Guarantees	$676,858	$76,720	$136,616	$157,228	$35,065	$86,965	$184,264

We recorded a guarantee liability of $11 million as of both November 30, 2020 and May 31, 2020, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 17 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of November 30, 2020 and May 31, 2020.

Table 17: Unadvanced Loan Commitments

	November 30, 2020		May 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$5,202,623	38%	$5,072,921	38%	$129,702
Unconditional(2)	3,293,664	23	2,857,029	21	436,635
Total line of credit unadvanced commitments	8,496,287	61	7,929,950	59	566,337
Total long-term loan unadvanced commitments(1)	5,530,685	39	5,458,676	41	72,009
Total unadvanced loan commitments	$14,026,972	100%	$13,388,626	100%	$638,346
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 18 presents the maturities, by loan type, of our total unadvanced loan commitments of $14,027 million as of November 30, 2020, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 18: Unadvanced Loan Commitments Maturities of Notional Amount

	Available Balance	Notional Maturities of Unadvanced Loan Commitments by Fiscal Year
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit loans	$8,496,287	$296,977	$4,083,654	$1,537,725	$1,198,500	$1,110,540	$268,891
Long-term loans	5,530,685	178,500	1,201,541	857,275	1,624,659	1,026,988	641,722
Total	$14,026,972	$475,477	$5,285,195	$2,395,000	$2,823,159	$2,137,528	$910,613

Unadvanced line of credit commitments and unadvanced long-term loan commitments accounted for 61% and 39%, respectively, of total unadvanced loan commitments as of November 30, 2020. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility if a material adverse change exists. Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,531 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,027 million as of November 30, 2020 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,733 million and $10,532 million as of November 30, 2020 and May 31, 2020, respectively, and accounted for 77% and 79%, respectively, of the combined total of unadvanced line of credit and long-term loan commitments as of each respective date. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,294 million and $2,857 million as of November 30, 2020 and May 31, 2020, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 91% of unconditional line of credit commitments as of November 30, 2020. The remaining 9% represented unconditional committed line of credit loans, for which any new advance would be made at rates determined by us.

Table 19 presents the maturities of our unadvanced committed lines of credit not subject to a material adverse clause of $3,294 million as of November 30, 2020, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 19: Unconditional Committed Lines of Credit Maturities of Notional Amount

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit by Fiscal Year
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Committed lines of credit	$3,293,664	$70,370	$158,768	$1,225,069	$791,085	$948,372	$100,000

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

•Credit risk is the risk that a borrower or other counterparty will be unable to meet its obligations in accordance with agreed-upon terms.

•Liquidity risk is the risk that we will be unable to fund our operations and meet our contractual obligations or that we will be unable to fund new loans to borrowers at a reasonable cost and tenor in a timely manner.

•Market risk is the risk that changes in market variables, such as movements in interest rates, may adversely affect the match between the timing of the contractual maturities, re-pricing and prepayments of our financial assets and the related financial liabilities funding those assets.

•Operational risk is the risk of loss resulting from inadequate or failed internal controls, processes, systems, human error or external events, including natural disasters or public health emergencies, such as the current COVID-19 pandemic. Operational risk also includes compliance risk, fiduciary risk, reputational risk and litigation risk.

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

Loan Portfolio Credit Risk

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Loans outstanding to electric utility organizations of $26,620 million and $26,306 million as of November 30, 2020 and May 31, 2020, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

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

Table 20 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of November 30, 2020 and May 31, 2020. Of our total loans outstanding, 94% were secured as of both November 30, 2020 and May 31, 2020.

Table 20: Loan Portfolio Security Profile

	November 30, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$24,720,033	99%	$260,683	1%	$24,980,716
Long-term variable-rate loans	635,766	99	3,378	1	639,144
Total long-term loans	25,355,799	99	264,061	1	25,619,860
Line of credit loans	200,540	14	1,230,763	86	1,431,303
Total loans outstanding(1)	$25,556,339	94	$1,494,824	6	$27,051,163

Company:
CFC	$24,484,975	94%	$1,429,809	6%	$25,914,784
NCSC	671,525	95	33,193	5	704,718
RTFC	399,839	93	31,822	7	431,661
Total loans outstanding(1)	$25,556,339	94	$1,494,824	6	$27,051,163

	May 31, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$24,137,145	99%	$334,858	1%	$24,472,003
Long-term variable-rate loans	650,192	99	5,512	1	655,704
Total long-term loans	24,787,337	99	340,370	1	25,127,707
Line of credit loans	191,268	12	1,371,879	88	1,563,147
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854

Company:
CFC	$23,977,438	94%	$1,630,219	6%	$25,607,657
NCSC	638,488	91	59,374	9	697,862
RTFC	362,679	94	22,656	6	385,335
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of November 30, 2020 and May 31, 2020, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” loans outstanding to electric utility organizations represented approximately 98% and 99% of our total outstanding loan portfolio as of November 30, 2020 and May 31, 2020, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The number of borrowers with outstanding loans totaled 894 and 889 as of November 30, 2020 and May 31, 2020, respectively, located in 49 states. Texas accounted for the largest number of borrowers in any one state as of each respective date. In addition, Texas accounted for approximately 15% and 16% of total loans outstanding as of November 30, 2020 and May 31, 2020, respectively, representing the largest concentration of loans outstanding to borrowers in any one state.

Single-Obligor Concentration

Table 21 displays the outstanding loan exposure for our 20 largest borrowers, by company, as of November 30, 2020 and May 31, 2020. The 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of November 30, 2020. In comparison, the 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2020. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2020 and May 31, 2020.

Table 21: Loan Exposure to 20 Largest Borrowers

	November 30, 2020		May 31, 2020		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$5,600,647	20%	$5,661,540	21%	$(60,893)
NCSC	207,516	1	215,595	1	(8,079)
Total loan exposure to 20 largest borrowers	5,808,163	21	5,877,135	22	(68,972)
Less: Loans covered under Farmer Mac standby purchase commitment	(280,973)	(1)	(313,644)	(1)	32,671
Net loan exposure to 20 largest borrowers	$5,527,190	20%	$5,563,491	21%	$(36,301)

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $535 million and $569 million as of November 30, 2020 and May 31, 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $281 million and $314 million as of November 30, 2020 and May 31, 2020, respectively. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $143 million and $147 million as of November 30, 2020 and May 31, 2020, respectively.

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

Despite the economic disruption caused by the COVID-19 pandemic, we believe the overall credit quality of our loan portfolio remained high as of November 30, 2020, as evidenced by our continued strong credit performance metrics. We had no delinquent loans as of either November 30, 2020 or May 31, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. We had one loan to a CFC power supply borrower that we classified as nonperforming and placed on nonaccrual status in the fourth quarter of fiscal year 2020. The outstanding balance of this nonperforming loan, which remains on nonaccrual status, was $153 million and $168 million as of November 30, 2020 and May 31, 2020, respectively. We had no other loans classified as nonperforming or on nonaccrual status as of November 30, 2020 or May 31, 2020. We provide additional information on this loan below under “Nonperforming Loans” and “Allowance for Credit Losses.”

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

We did not have any loan modifications that were required to be accounted for as TDRs during the six months ended November 30, 2020, nor have we had any TDR loan modifications since fiscal year 2016. Table 22 presents the outstanding amount of modified loans accounted for as TDRs in prior periods and the performance status as of November 30, 2020 and May 31, 2020. The outstanding TDR loans for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty.

Table 22: Troubled Debt Restructured Loans

	November 30, 2020			May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding
TDR loans:
CFC	1	$5,379	0.02%	1	$5,755	0.02%
RTFC	1	4,842	0.02	1	5,092	0.02
Total TDR loans	2	$10,221	0.04%	2	$10,847	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$10,221	0.04%	2	10,847	0.04%
Total TDR loans	2	$10,221	0.04%	2	$10,847	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We did not have any TDR loans classified as nonperforming as of either November 30, 2020 or May 31, 2020. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are evaluated on an individual basis in estimating lifetime expected credit losses under the CECL model.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. During the fourth quarter of fiscal year 2020, we classified one loan to a CFC power supply borrower, with an outstanding balance of $168 million as of May 31, 2020, as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses of $34 million as of May 31, 2020. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower's financial performance in those years. Based on our review and assessment of the borrower’s most recent forecast and underlying assumptions provided to us in May 2020, we no longer believe that the future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance. We received payments from the borrower on this loan during the six months ended November 30, 2020, which reduced the outstanding balance to $153 million as of November 30, 2020. The asset-specific allowance for credit losses for this loan was $32 million as of November 30, 2020. Although the borrower is not in default and was current with respect to required payments on the loan as of November 30, 2020, we continue to report the loan as nonperforming. We had no other loans classified as nonperforming or on nonaccrual status as of November 30, 2020 or May 31, 2020.

Net Charge-Offs

We had no loan defaults, charge-offs or recoveries during the six months ended November 30, 2020 and 2019. We experienced our last charge-off, which was attributable to a borrower in our RTFC telecommunications loan portfolio, in fiscal year 2017. We now have experienced an extended period of seven consecutive fiscal years for which we have had no charge-offs in our electric utility loan portfolio, which accounted for 98% and 99% of total loans outstanding as of November 30, 2020 and May 31, 2020, respectively.

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

Criticized loans totaled $432 million and $371 million as of November 30, 2020 and May 31, 2020, respectively, representing approximately 2% and 1% of total loans outstanding, respectively. Criticized loans in the substandard category decreased to $5 million as of November 30, 2020, from $170 million as of May 31, 2020. Loans outstanding to one electric distribution cooperative borrower and its subsidiary totaling $165 million accounted for the substantial majority of the $170 million in the substandard category as of May 31, 2020. Based on updated financial performance information from the borrower, we reassessed and upgraded the risk rating for the borrower from substandard as of May 31, 2020 to special mention as of November 30, 2020. Criticized loans in the doubtful category totaled $153 million and $168 million as of November 30, 2020 and May 31, 2020, respectively. The amount in the doubtful category as of each date is attributable to the loan to the CFC power supply borrower that we classified as nonperforming and placed on nonaccrual status in the fourth quarter of fiscal year 2020, discussed above under “Nonperforming Loans.”

We use our internal risk ratings to measure the credit risk of each borrower and loan facility, identify or confirm problem or potential problem loans in a timely manner, differentiate risk within each of our portfolio segments, assess the overall credit quality of our loan portfolio and manage overall risk levels. Our internally assigned borrower risk ratings, which we map to equivalent credit ratings by external credit rating agencies, serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in estimating our allowance for credit losses.

We provide additional information on our borrower risk rating classifications in “Note 1—Summary of Significant Accounting” and “Note 4—Loans.”

Allowance for Credit Losses

As discussed above, we adopted the CECL accounting standard on June 1, 2020, which resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded through a cumulative-effect adjustment. The impact on the reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Prior to the adoption of CECL on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date.

Table 23 summarizes changes in the allowance for credit losses for the three and six months ended November 30, 2020 and 2019, and presents the allowance components and allowance coverage ratios as of November 30, 2020 and May 31, 2020. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model for estimating the allowance for credit losses. The allowance components, which consist of a collective allowance and an asset-specific allowance, are based on the evaluation method used to measure our loans for credit losses. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis.

Table 23: Allowance for Credit Losses

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$57,351	$17,565	$53,125	$17,535
Cumulative-effect adjustment from adoption of CECL accounting standard	—	—	3,900	—
Beginning balance, adjusted	57,351	17,565	57,025	17,535
Provision (benefit) for credit losses	1,638	(1,045)	1,964	(1,015)
Ending balance	$58,989	$16,520	$58,989	$16,520

			November 30, 2020	May 31, 2020
Allowance for credit losses by company:
CFC			$54,409	$47,438
NCSC			1,341	806
RTFC			3,239	4,881
Total allowance for credit losses			$58,989	$53,125

Allowance components:
Collective allowance			$26,269	$18,292
Asset-specific allowance			32,720	34,833
Total allowance for credit losses			$58,989	$53,125

Loans outstanding:
Collectively evaluated loans			$26,887,465	$26,512,298
Individually evaluated loans			163,698	178,556
Total loans outstanding(1)			$27,051,163	$26,690,854

Allowance coverage ratios:
Collective allowance coverage ratio(2)			0.10%	0.07%
Asset-specific allowance coverage ratio(3)			19.99%	19.51%
Total allowance coverage ratio(4)			0.22%	0.20%
Percentage of TDR loans(5)			577.14%	489.77%
Percentage of nonperforming loans(6)			38.44%	31.68%
Percentage of nonaccrual loans(7)			38.44%	31.68%
____________________________
(1)Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of November 30, 2020 and May 31, 2020, respectively.
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
(5)Calculated based on the total allowance for credit losses at period end divided by TDR loans outstanding at period end.
(6)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming at period end.
(7)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end.

The allowance for credit losses for our loan portfolio increased to $59 million as of November 30, 2020, from $53 million as of May 31, 2020, and the allowance coverage ratio increased to 0.22% from 0.20%, primarily due to the increase in the allowance of $4 million recorded at adoption of CECL on June 1, 2020.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to A- by S&P Global Inc. (“S&P”) as of November 30, 2020. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 26% and 25% of the total outstanding notional amount of derivatives as of November 30, 2020 and May 31, 2020, respectively.

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

Our senior unsecured credit ratings from Moody’s, S&P, and Fitch Ratings Inc. (“Fitch”) were A2, A and A, respectively, as of November 30, 2020. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2020. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$43,175	$(9,926)	$—	$(9,926)
Falls below Baa1/BBB+	5,855,400	(584,329)	—	(584,329)
Falls to or below Baa2/BBB (2)	412,750	(28,467)	—	(28,467)
Total	$6,311,325	$(622,722)	$—	$(622,722)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

Table 24 does not include an interest rate swap agreement with one counterparty that is subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by

Moody’s, S&P or Fitch. The outstanding notional amount of interest rate swaps with this counterparty totaled $215 million as of November 30, 2020, and the swaps were in an unrealized loss position of $49 million as of November 30, 2020.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $656 million as of November 30, 2020, compared with $798 million as of May 31, 2020. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of November 30, 2020. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prior to maturity because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.
See “Item 1A. Risk Factors” in our 2020 Form 10-K and “Item 1A. Risk Factors” in this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to readily available funding and to roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. Our primary sources of liquidity include cash flows from operations, debt securities held in our investment portfolio, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements. We provide information on our liquidity risk-management framework and activities undertaken to manage liquidity risk under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2020 Form 10-K.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 25 presents the sources of available liquidity as of November 30, 2020 and May 31, 2020.

Table 25: Available Liquidity

	November 30, 2020			May 31, 2020
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and cash equivalents	$167	$—	$167	$671	$—	$671
Debt securities investment portfolio(1)	552	—	552	309	—	309
Committed bank revolving line of credit agreements—unsecured(2)	2,725	3	2,722	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,173	6,898	1,275	7,798	6,898	900
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	2,899	2,601	5,500	3,060	2,440
Total available liquidity	$17,117	$9,800	$7,317	$17,003	$9,961	$7,042
____________________________
(1)Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we have excluded our portfolio of equity securities from our sources of available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both November 30, 2020 and May 31, 2020, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of November 30, 2020. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 26 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2020. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of November 30, 2020.

Table 26: Committed Bank Revolving Line of Credit Agreements

	November 30, 2020
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

On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. This new commitment increases total funding available to CFC under committed loan facilities from the FFB to $1,275 million. Of this amount, $400 million is available for advance through July 15, 2023, $500 million is available for advance through July 15, 2024 and $375 million is available for advance through July 15, 2025. The preceding description is a summary and is qualified in its entirety by reference to the agreements themselves, which are filed as exhibits to this Report.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

As indicated in Table 25, we have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to the terms of the Farmer Mac revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $2,899 million and $3,060 million as of November 30, 2020 and May 31, 2020, respectively. The amount available for borrowing under this agreement was $2,601 million as of November 30, 2020.

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
Short-term borrowings increased $726 million to $4,688 million as of November 30, 2020, driven by higher member investments and issuances of dealer commercial paper.

Table 27 displays the composition, by funding source, of our short-term borrowings as of November 30, 2020 and May 31, 2020. Member borrowings accounted for 82% of total short-term borrowings as of November 30, 2020, compared with 94% of total short-term borrowings as of May 31, 2020.

Table 27: Short-Term Borrowings—Funding Sources

	November 30, 2020		May 31, 2020
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,847,984	82%	$3,711,985	94%
Private placement—Farmer Mac notes payable	125,000	3	250,000	6
Capital markets	714,984	15	—	—
Total	$4,687,968	100%	$3,961,985	100%

Table 28 displays the composition, by product type, of short-term borrowings as of November 30, 2020 and May 31, 2020.

Table 28: Short-Term Borrowings

	November 30, 2020		May 31, 2020
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$714,984	3%	$—	—%
Commercial paper to members, at par	1,283,132	5	1,318,566	5
Total commercial paper	1,998,116	8	1,318,566	5
Select notes to members	1,750,514	7	1,597,959	6
Daily liquidity fund notes to members	495,124	2	508,618	2
Medium-term notes sold to members	319,214	1	286,842	1
Farmer Mac notes payable	125,000	—	250,000	1
Total short-term borrowings	$4,687,968	18%	$3,961,985	15%

Our short-term borrowings of $4,688 million accounted for 18% of total debt outstanding as of November 30, 2020, compared with $3,962 million and 15% of total debt outstanding as of May 31, 2020. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Outstanding dealer commercial paper totaled $715 million as of November 30, 2020, which was below our target threshold. We had no outstanding dealer commercial paper as of May 31, 2020.

Long-Term and Subordinated Debt

In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the SEC, we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds until October 2023;
•an unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2023; and
•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2022.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt of $21,329 million and $22,038 million as of November 30, 2020 and May 31, 2020, respectively, accounted for 82% and 85% of total debt outstanding as of each respective date. Table 29 summarizes long-term and subordinated debt issuances and repayments during the six months ended November 30, 2020.

Table 29: Long-Term and Subordinated Debt Issuances and Repayments

	Six Months Ended November 30, 2020
(Dollars in thousands)	Issuances	Repayments(1)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$400,000	$755,000	$(355,000)
Guaranteed Underwriter Program notes payable	—	70,921	(70,921)
Farmer Mac notes payable	—	35,680	(35,680)
Medium-term notes sold to members	26,717	109,952	(83,235)
Medium-term notes sold to dealers	—	104,166	(104,166)
Members’ subordinated certificates	13,448	66,101	(52,653)
Total	$440,165	$1,141,820	$(701,655)
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 30 summarizes the scheduled amortization and maturities of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of November 30, 2020, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 30: Long-Term and Subordinated Debt Principal Maturity and Amortization

(Dollars in thousands)	Scheduled Amortization(1)	% of Total
Fiscal year ending May 31:
2021	$967,770	4%
2022	2,570,699	12
2023	1,262,402	6
2024	1,148,881	5
2025	837,900	4
Thereafter	14,835,026	69
Total	$21,622,678	100%
____________________________
(1) Member loan subordinated certificates totaling $206 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Debt Securities Investment Portfolio

We have an investment portfolio of debt securities, which are classified as trading, that serves as an additional source of liquidity. Our debt securities investment portfolio increased $243 million to $552 million as of November 30, 2020, from $309 million as of May 31, 2020, largely due to the purchase of additional securities during the six months ended November 30, 2020. During the fourth quarter of fiscal year 2020, we executed a plan for the orderly liquidation of a portion of our debt securities from our investment portfolio due to volatility in the financial markets in mid-March 2020 and the potential for future disruptions caused by the COVID-19 pandemic. As volatility across financial markets stabilized during the first quarter of our fiscal year 2021, we gradually purchased additional securities to restore our investment portfolio's size to a level more comparable with the level prior to the liquidation.

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

Table 31 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ending May 31, 2022. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of November 30, 2020, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 31: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Long-Term Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

3Q FY2021	$755	$328	$—	$1,083	$454	$712	$75	$1,241	$104
4Q FY2021	535	329	—	864	707	345	—	1,052	124
1Q FY2022	483	342	—	825	548	495	—	1,043	179
2Q FY2022	311	340	—	651	352	331	—	683	(29)
3Q FY2022	1,703	325	—	2,028	1,234	537	—	1,771	(280)
4Q FY2022	455	337	—	792	547	531	—	1,078	223
Total	$4,242	$2,001	$—	$6,243	$3,842	$2,951	$75	$6,868	$321
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended May 31, 2022.
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

As displayed in Table 31, we currently project long-term advances of $1,883 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,339 million by approximately $544 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. During the current quarter, Moody's, S&P and Fitch affirmed our ratings and outlook. Table 32 displays our credit ratings as of November 30, 2020, which are unchanged from May 31, 2020, and as of the date of the filing of this Report.

Table 32: Credit Ratings

November 30, 2020
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

Financial Ratios

Our debt-to-equity ratio decreased to 30.60 as of November 30, 2020, from 42.40 as of May 31, 2020, primarily due to the an increase in equity from our reported net income of $305 million, which was partially offset by a decrease in equity as a result of the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and the decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

Our adjusted debt-to-equity ratio increased to 5.90 as of November 30, 2020, from 5.85 as of May 31, 2020, primarily attributable to a reduction in adjusted equity due to the maturity of subordinated certificates and the authorized patronage capital retirement amount, partially offset by adjusted net income for the current period. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We believe we were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2020.

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

Future of LIBOR

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR index, announced that the FCA intends to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year. Management has formed a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index, and develop a strategic transition plan. The LIBOR working group has performed an initial assessment of all of CFC’s LIBOR dependent contracts and financial instruments and the systems, models and processes that may be impacted. The LIBOR working group is closely monitoring and assessing developments with respect to the phasing out of LIBOR and providing regular reports to our Chief Financial Officer and the CFC Board of Directors. The Alternative Reference Rate Committee (“ARRC”), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that companies should include hardwired fallback language for originations after September 30, 2020 and should stop originating LIBOR based loans by June 30, 2021. CFC is in the process of ensuring that all of its LIBOR based loans have hardwired fallback language and we plan to stop originating new LIBOR based loans prior to June 30, 2021.

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate in in our 2020 Form 10-K under “Item 1A. Risk Factors.”

Matched Funding Objective

Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of adjusted total assets (calculated by excluding derivative assets from total assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. We refer to the difference between fixed-rate loans scheduled for amortization or repricing and the fixed-rate liabilities and equity funding those loans as our interest rate gap. Our primary strategies for managing our interest rate risk include the use of derivatives and limiting the amount of fixed-rate assets that can be funded by variable-rate debt to a specified percentage of adjusted total assets based on market conditions. We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans generally have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. We generally fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper.

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

Table 33 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of November 30, 2020. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 7% and 8% of our total loan portfolio as of November 30, 2020 and May 31, 2020, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 33: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/21	Two Years 6/1/21 to 5/31/23	Two Years 6/1/23 to 5/31/25	Five Years 6/1/25 to 5/31/30	10 Years 6/1/30 to 5/31/40	6/1/40 and Thereafter	Total
Asset amortization and repricing	$797	$3,386	$3,062	$6,332	$8,015	$3,671	$25,263
Liabilities and members’ equity:
Long-term debt (1)(2)	$1,202	$3,863	$2,386	$6,292	$5,344	$1,871	$20,958
Subordinated deferrable debt and subordinated certificates(2)(3)	7	404	161	491	153	854	2,070
Members’ equity (4)	—	25	33	117	333	1,113	1,621
Total liabilities and members’ equity	$1,209	$4,292	$2,580	$6,900	$5,830	$3,838	$24,649
Gap (5)	$(412)	$(906)	$482	$(568)	$2,185	$(167)	$614

Cumulative gap	(412)	(1,318)	(836)	(1,404)	781	614
Cumulative gap as a % of total assets	(1.46)%	(4.68)%	(2.97)%	(4.98)%	2.77%	2.18%
Cumulative gap as a % of adjusted total assets(6)	(1.47)	(4.70)	(2.98)	(5.01)	2.79	2.19
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

Because the substantial majority of our financial assets are fixed-rate, amortizing loans and these loans are primarily funded with bullet debt and equity, our interest rate gap analysis typically reflects a warehouse position. When we are in a warehouse position, we utilize some short-term borrowings to fund the scheduled amortization and repricing of our financial assets. However, we limit the extent to which we fund our long-term, fixed-rate loans with short-term, variable-rate debt because it exposes us to higher interest rate and liquidity risk. As indicated above in Table 33, we were in a warehouse position of $614 million as of November 30, 2020.

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

Adjusted Operational Financial Measures

Table 34 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable GAAP measures for the three and six months ended November 30, 2020 and 2019. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 34: Adjusted Financial Measures—Income Statement

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Adjusted interest expense:
Interest expense	$(174,422)	$(207,871)	$(354,398)	$(421,142)
Include: Derivative cash settlements interest expense(1)	(29,800)	(14,150)	(56,772)	(25,193)
Adjusted interest expense	$(204,222)	$(222,021)	$(411,170)	$(446,335)

Adjusted net interest income:
Net interest income	$102,077	$79,166	$201,685	$155,910
Include: Derivative cash settlements interest expense(1)	(29,800)	(14,150)	(56,772)	(25,193)
Adjusted net interest income	$72,277	$65,016	$144,913	$130,717

Adjusted total revenue:
Total revenue	$108,409	$83,008	$211,533	$170,693
Include: Derivative cash settlements interest expense(1)	(29,800)	(14,150)	(56,772)	(25,193)
Adjusted total revenue	$78,609	$68,858	$154,761	$145,500

Adjusted net income:
Net income (loss)	$160,521	$241,600	$305,108	$(82,479)
Exclude: Derivative forward value gains (losses)(2)	111,087	197,600	198,335	(187,082)
Adjusted net income	$49,434	$44,000	$106,773	$104,603
____________________________
(1)Represents the net periodic contractual interest amount for our interest-rate swaps for the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest expense incurred on our derivatives to be part of funding cost in addition to the interest expense on our debt. As such, we add derivative cash settlements interest expense to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude the unrealized derivative forward value gains and losses from our adjusted total revenue and adjusted net income.

TIER and Adjusted TIER

Table 35 displays the calculation of our TIER and adjusted TIER for the three and six months ended November 30, 2020 and 2019.

Table 35: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
TIER (1)	1.92	2.16	1.86	0.80

Adjusted TIER (2)	1.24	1.20	1.26	1.23
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 36 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2020 and May 31, 2020. As indicated in Table 36, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 36: Adjusted Financial Measures—Balance Sheet

(Dollars in thousands)	November 30, 2020	May 31, 2020
Total liabilities	$27,284,383	$27,508,783
Exclude:
Derivative liabilities	1,040,528	1,258,459
Debt used to fund loans guaranteed by RUS	142,996	146,764
Subordinated deferrable debt	986,217	986,119
Subordinated certificates	1,272,374	1,339,618
Adjusted total liabilities	$23,842,268	$23,777,823

Total equity	$891,719	$648,822
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,088,982)	(354,704)
Year-to-date derivative forward value gains (losses)(1)	198,335	(734,278)
Period-end cumulative derivative forward value losses(1)	(890,647)	(1,088,982)
Accumulated other comprehensive income attributable to derivatives(2)	1,918	2,130
Subtotal	(888,729)	(1,086,852)
Include:
Subordinated deferrable debt	986,217	986,119
Subordinated certificates	1,272,374	1,339,618
Subtotal	2,258,591	2,325,737
Adjusted total equity	$4,039,039	$4,061,411
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Table 37 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2020 and May 31, 2020.

Table 37: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2020	May 31, 2020
Debt-to equity ratio:
Total liabilities	$27,284,383	$27,508,783
Total equity	891,719	648,822
Debt-to-equity ratio (1)	30.60	42.40

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$23,842,268	$23,777,823
Adjusted total equity(2)	4,039,039	4,061,411
Adjusted debt-to-equity ratio (3)	5.90	5.85
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

Members’ Equity

Members’ equity represents equity attributable to CFC members. Table 38 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2020 and May 31, 2020.

Table 38: Members’ Equity

(Dollars in thousands)	November 30, 2020	May 31, 2020
Members’ equity:
Total CFC equity	$866,318	$626,121
Exclude:
Accumulated other comprehensive loss	(1,746)	(1,910)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(882,607)	(1,079,739)
Subtotal	(884,353)	(1,081,649)
Members’ equity	$1,750,671	$1,707,770
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value losses total amounts as of November 30, 2020 and May 31, 2020 are presented above in Table 36.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$276,499	$287,037	$556,083	$577,052
Interest expense	(174,422)	(207,871)	(354,398)	(421,142)
Net interest income	102,077	79,166	201,685	155,910
Benefit (provision) for credit losses	(1,638)	1,045	(1,964)	1,015
Net interest income after benefit (provision) for credit losses	100,439	80,211	199,721	156,925
Non-interest income:
Fee and other income	6,332	3,842	9,848	14,783
Derivative gains (losses)	81,287	183,450	141,563	(212,275)
Investment securities gains (losses)	(1,361)	(114)	3,298	1,506
Total non-interest income	86,258	187,178	154,709	(195,986)
Non-interest expense:
Salaries and employee benefits	(14,011)	(12,728)	(27,144)	(25,670)
Other general and administrative expenses	(10,125)	(12,041)	(19,655)	(24,428)
Losses on early extinguishment of debt	(1,455)	(614)	(1,455)	(614)
Other non-interest expense	(323)	(315)	(655)	6,864
Total non-interest expense	(25,914)	(25,698)	(48,909)	(43,848)
Income (loss) before income taxes	160,783	241,691	305,521	(82,909)
Income tax benefit (expense)	(262)	(91)	(413)	430
Net income (loss)	160,521	241,600	305,108	(82,479)
Less: Net (income) loss attributable to noncontrolling interests	(505)	(8)	(676)	1,649
Net income (loss) attributable to CFC	$160,016	$241,592	$304,432	$(80,830)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income (loss)	$160,521	$241,600	$305,108	$(82,479)
Other comprehensive income (loss):
Reclassification of derivative gains to earnings	(107)	(114)	(212)	(226)
Defined benefit plan adjustments	188	146	376	291
Other comprehensive income	81	32	164	65
Total comprehensive income (loss)	160,602	241,632	305,272	(82,414)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(505)	(8)	(676)	1,649
Total comprehensive income (loss) attributable to CFC	$160,097	$241,624	$304,596	$(80,765)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2020	May 31, 2020
Assets:
Cash and cash equivalents	$167,155	$671,372
Restricted cash (1)	10,036	8,647
Total cash, cash equivalents and restricted cash	177,191	680,019
Investment securities:
Equity securities, at fair value	32,391	60,735
Debt securities trading, at fair value	551,695	309,400
Total investment securities	584,086	370,135
Loans to members	27,062,969	26,702,380
Less: Allowance for credit losses	(58,989)	(53,125)
Loans to members, net	27,003,980	26,649,255
Accrued interest receivable	105,145	117,138
Other receivables	39,334	41,099
Fixed assets, net	88,577	89,137
Derivative assets	153,388	173,195
Other assets	24,401	37,627
Total assets	$28,176,102	$28,157,605

Liabilities:
Accrued interest payable	$123,766	$139,619
Debt outstanding:
Short-term borrowings	4,687,968	3,961,985
Long-term debt	19,070,919	19,712,024
Subordinated deferrable debt	986,217	986,119
Members’ subordinated certificates:
Membership subordinated certificates	628,589	630,483
Loan and guarantee subordinated certificates	405,115	482,965
Member capital securities	238,670	226,170
Total members’ subordinated certificates	1,272,374	1,339,618
Total debt outstanding	26,017,478	25,999,746
Deferred income	55,478	59,303
Derivative liabilities	1,040,528	1,258,459
Other liabilities	47,133	51,656
Total liabilities	27,284,383	27,508,783

Equity:
CFC equity:
Retained equity	868,064	628,031
Accumulated other comprehensive loss	(1,746)	(1,910)
Total CFC equity	866,318	626,121
Noncontrolling interests	25,401	22,701
Total equity	891,719	648,822
Total liabilities and equity	$28,176,102	$28,157,605

____________________________
(1) Restricted cash consists primarily of member funds held in escrow for certain specifically designed cooperative programs.

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended November 30, 2020
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2020	$2,939	$834,209	$807,320	$(936,032)	$708,436	$(1,827)	$706,609	$24,895	$731,504
Net income	—	—	—	160,016	160,016	—	160,016	505	160,521
Other comprehensive income	—	—	—	—	—	81	81	—	81
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(388)	—	—	—	(388)	—	(388)	1	(387)
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719

	Six Months Ended November 30, 2020
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net loss	—	—	—	304,432	304,432	—	304,432	676	305,108
Other comprehensive income	—	—	—	—	—	164	164	—	164
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	—	(59,857)
Other	(642)	—	—	—	(642)	—	(642)	2,024	1,382
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719

	Three Months Ended November 30, 2019
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2019	$2,676	$797,756	$759,097	$(668,197)	$891,332	$(114)	$891,218	$27,210	$918,428
Net income	—	—	—	241,592	241,592	—	241,592	8	241,600
Other comprehensive income	—	—	—	—	—	32	32	—	32
Patronage capital retirement	—	—	—	—	—	—	—	(1,933)	(1,933)
Other	(233)	—	—	—	(233)	—	(233)	—	(233)
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894

	Six Months Ended November 30, 2019
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net loss	—	—	—	(80,830)	(80,830)	—	(80,830)	(1,649)	(82,479)
Other comprehensive income	—	—	—	—	—	65	65	—	65
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(539)	—	—	—	(539)	—	(539)	1,720	1,181
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$305,108	$(82,479)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(4,804)	(4,704)
Amortization of debt issuance costs and deferred charges	6,191	4,677
Amortization of discount on long-term debt	5,838	5,304
Amortization of issuance costs for bank revolving lines of credit	2,223	3,034
Depreciation and amortization	3,637	4,755
Provision (benefit) for credit losses	1,964	(1,015)
Loss on early extinguishment of debt	1,455	614
Gain on sale of land	—	(7,713)
Unrealized gains on equity and debt securities	(2,985)	(1,506)
Derivative forward value (gains) losses	(198,335)	187,082
Changes in operating assets and liabilities:
Accrued interest receivable	11,993	2,655
Accrued interest payable	(15,853)	(10,122)
Deferred income	980	1,013
Other	(7,600)	(4,041)
Net cash provided by operating activities	109,812	97,554

Cash flows from investing activities:
Advances on loans, net	(360,309)	(521,215)
Investment in fixed assets, net	(2,682)	(6,217)
Proceeds from sale of land	—	21,268
Purchase of trading securities	(306,215)	—
Proceeds from sales and maturities of trading securities	65,562	—
Proceeds from redemption of equity securities	30,000	25,000
Purchases of held-to-maturity debt securities	—	(51,386)
Proceeds from maturities of held-to-maturity debt securities	—	43,250
Net cash used in investing activities	(573,644)	(489,300)

Cash flows from financing activities:
Proceeds from short-term borrowings, net	870,478	1,129,496
Proceeds from short-term borrowings with original maturity > 90 days	1,532,452	1,266,609
Repayments of short-term borrowings with original maturity > 90 days	(1,676,947)	(1,214,807)
Payments for issuance costs for revolving bank lines of credit	—	(976)
Proceeds from issuance of long-term debt, net of discount and issuance costs	422,683	160,595
Payments for retirement of long-term debt	(1,075,719)	(946,828)
Payments made for early extinguishment of debt	(1,455)	(614)
Payments for issuance costs for subordinated deferrable debt	—	(84)
Proceeds from issuance of members’ subordinated certificates	13,448	1,427
Payments for retirement of members’ subordinated certificates	(66,101)	(3,504)
Payments for retirement of patronage capital	(57,835)	(61,102)
Repayments for membership fees, net	—	1
Net cash provided by (used in) financing activities	(38,996)	330,213
Net decrease in cash, cash equivalents and restricted cash	(502,828)	(61,533)
Beginning cash, cash equivalents and restricted cash	680,019	186,204
Ending cash, cash equivalents and restricted cash	$177,191	$124,671

Supplemental disclosure of cash flow information:
Cash paid for interest	$353,057	$415,069
Cash paid for income taxes	69	18

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

Risks and Uncertainties

The novel strain of coronavirus that causes coronavirus disease 2019 (“COVID-19”) continues to spread and adversely impact the economy of the United States (“U.S.”). While several U.S. industry sectors have been severely affected by the COVID-19 pandemic, we believe that we have thus far been able to navigate the challenges of the pandemic. Although we continue to closely monitor developments, we cannot predict the future impact of COVID-19 on our operational and financial performance. This impact will depend on several factors, including, among others, the extent to which the manufacturing and distribution of recently developed COVID-19 vaccines are successful in mitigating the severity and duration of the virus over time, potential further economic deterioration and additional, or extended, federal, state and local government orders and regulations that might be imposed, additional federal stimulus efforts, and the specific ways the pandemic uniquely impacts our members, all of which continue to involve uncertainties.

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

On June 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology for estimating credit losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) model. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term, adjusted as appropriate for estimated prepayments, for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects our estimates of the allowance for credit losses for our loan portfolio and our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. In measuring lifetime expected credit losses, management is required to take into consideration relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of the financial instrument.

The adoption of CECL resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded as a cumulative-effect adjustment. The impact on the allowance for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. The increase in the allowance for credit losses for our loan portfolio was attributable to the transition to measuring the allowance based on expected credit losses over the remaining contractual term of loans in our portfolio as required under the CECL model, whereas the allowance under the incurred model did not consider the remaining contractual term of our loans. The transition adjustment was primarily driven by an increase in the allowances for CFC distribution and CFC power supply loans, which have a longer remaining contractual term than the estimated loss emergence period of five years we used in estimating probable losses in our loan portfolio under the incurred loss model.

While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings. In connection with our adoption of CECL, we have provided an update to certain of our significant accounting policies below under “Updates to Significant Accounting Policies.” We present the expanded credit quality disclosures required under CECL for financial instruments measured at amortized cost in “Note 4—Loans” and “Note 5—Allowance for Credit Losses.” Amounts in periods prior to our adoption of CECL on June 1, 2020, continue to be reported in accordance with previously applicable GAAP.

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

As permitted by CECL, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to member. Accrued interest receivable amounts generally represent six months or less of accrued interest on loans outstanding. Because our policy is to write off past due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $90 million and $96 million as of November 30, 2020 and May 31, 2020, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

Interest Income

Interest income on performing loans is accrued and recognized as interest income based on the contractual rate of interest.
Loan origination costs and nonrefundable loan fees that meet the definition of loan origination fees are deferred and generally recognized in interest income as yield adjustments over the period to maturity of the loan using the effective interest method.

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) if the borrower is experiencing financial difficulties and a concession is granted to the borrower that we would not otherwise consider. Under CECL, we are required to estimate an allowance for lifetime expected credit losses for TDR loans. As discussed below under “Allowance for Credit Losses—Loan Portfolio— Asset-specific allowance,” TDR loans are evaluated on an individual basis in estimating expected credit losses. Credit losses for anticipated TDRs are accounted for similarly to TDRs and are identified when there is a reasonable

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expectation that a TDR will be executed with the borrower and when we expect the modification to affect the timing or amount of payments and/or the payment term.

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

Since inception in 1969, CFC has experienced limited defaults and losses as the utility sector generally tends to be less sensitive to changes in the economy than other sectors largely due to the essential nature of the service provided. The losses we have incurred were not tied to economic factors, but rather to distinct operating issues related to each borrower. Given that our loss experience has not correlated to specific underlying macroeconomic variables, such as U.S. unemployment rates or gross domestic product (“GDP”) growth, we have not made adjustments to our historical loss rates for any

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
forecasted period. We consider the need, however, to adjust our historical loss information for differences in the specific characteristics of our existing loan portfolio based on an evaluation of relative qualitative factors, such as differences in the composition of our loan portfolio, our underwriting standards, problem loan trends, the quality of our credit review function, the regulatory environment and other pertinent external factors.

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

•Borrower Risk Ratings:  We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our internally assigned borrower risk ratings are intended to assess the general credit worthiness of the borrower and probability of default. We use our internal borrower risk ratings, which we map to the equivalent credit ratings by external rating agencies, to differentiate risk within each of our portfolio segments and loan pools. We provide additional information on our borrower risk ratings below in “Note 4—Loans.”

•Probability of Default: The probability of default, or default rate, represents the likelihood that a borrower will default over a particular time horizon. Because of our limited default history, we utilize third-party default data for the utility sector as a proxy to estimate default rates for each of our loan pools. The third-party default data provides historical default rates, based on credit ratings and remaining maturities of outstanding bonds, for the utility sector. Based on the mapping and alignment of our internal borrower risk ratings to equivalent credit ratings provided in the third-party utility default table, we apply the corresponding cumulative default rates to the scheduled amortization amounts over the remaining term of the loans in each of our loan pools.

•Loss Given Default: The loss given default, or loss severity, represents the estimated loss, net of recoveries, on a loan that would be realized in the event of a borrower default. While we utilize third-party default data, we utilize our lifetime historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss severity rates provide a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenues of borrowers for long-term loans, the investment our member borrowers have in CFC and therefore the collaborative approach we generally take in working with members in the event that a default occurs.

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of November 30, 2020 or at adoption of CECL on June 1, 2020.

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

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table presents the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and six months ended November 30, 2020 and 2019.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 2.1: Interest Income and Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income:
Long-term fixed-rate loans(1)	$262,200	$260,714	$525,384	$519,192
Long-term variable-rate loans	3,596	8,131	7,996	17,887
Line of credit loans	6,994	12,678	15,236	28,711
Troubled debt restructuring (“TDR”) loans	196	212	403	418
Other, net(2)	(344)	(287)	(679)	(571)
Total loans	272,642	281,448	548,340	565,637
Cash, time deposits and investment securities	3,857	5,589	7,743	11,415
Total interest income	276,499	287,037	556,083	577,052

Interest expense:(3)(4)
Short-term borrowings	3,403	22,112	7,744	44,934
Medium-term notes	29,127	31,440	59,014	63,516
Collateral trust bonds	61,623	64,523	124,216	129,904
Guaranteed Underwriter Program notes payable	41,168	39,786	83,581	80,219
Farmer Mac notes payable	12,606	22,654	26,539	47,728
Other notes payable	55	230	142	484
Subordinated deferrable debt	12,893	12,884	25,783	25,766
Subordinated certificates	13,547	14,242	27,379	28,591
Total interest expense	174,422	207,871	354,398	421,142

Net interest income	$102,077	$79,166	$201,685	$155,910
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

Deferred income reported on our consolidated balance sheets of $55 million and $59 million as of November 30, 2020 and May 31, 2020, respectively, consists primarily of deferred loan conversion fees, which totaled $49 million and $53 million as of each respective date. Deferred loan conversion fees are recognized in interest income over the remaining period to maturity of loans using the effective interest method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

We maintain a portfolio of debt and equity securities that is intended to serve as a supplemental source of liquidity. We generally record purchases and sales of securities on the trade date. Our current equity security holdings have readily determinable fair values. Therefore, we report these securities at fair value with changes in fair value recognized in earnings as a component of non-interest income in our consolidated statements of operations. In the fourth quarter of fiscal year 2020, we transferred our debt securities from held-to-maturity to trading. As a result, our debt securities were classified as trading as of both November 30, 2020 and May 31, 2020. Debt securities classified as trading are reported at fair value with changes in fair value recognized in earnings as a component of non-interest income on our consolidated statements of operations.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of November 30, 2020 and May 31, 2020.

Table 3.1: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	November 30, 2020	May 31, 2020
Equity securities, at fair value:
Farmer Mac—Series A non-cumulative preferred stock	$—	$30,240
Farmer Mac—Series C non-cumulative preferred stock	27,655	25,400
Farmer Mac—Class A common stock	4,736	5,095
Total equity securities, at fair value	$32,391	$60,735

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

We recognized net unrealized gains on our equity securities of less than $1 million and $2 million for the three and six months ended November 30, 2020, respectively. We recognized net unrealized losses on our investments in equity securities of less than $1 million during the three months ended November 30, 2019 and net unrealized gains of $2 million during the six months ended November 30, 2019.

Debt Securities

The following table presents the composition of our investments in debt securities and the fair value as of November 30, 2020 and May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.2: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2020	May 31, 2020
Debt securities, at fair value:
Certificates of deposit	$3,001	$5,585
Commercial paper	13,984	—
Corporate debt securities	474,082	253,153
Commercial mortgage-backed securities (“MBS”):
Agency	7,548	7,655
Non-agency	1,324	3,207
Total commercial MBS	8,872	10,862
U.S. state and municipality debt securities	8,730	8,296
Other asset-backed securities(1)	43,026	31,504
Total debt securities, at fair value	$551,695	$309,400
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We had sales of debt investment securities of $3 million and $6 million during the three and six months ended November 30, 2020, respectively, and recorded realized gains related to the sale of these securities of less than $1 million during each period. We recognized net unrealized losses on our debt securities of $2 million during the three months ended November 30, 2020 and net unrealized gains $1 million for the six months ended November 30, 2020.

NOTE 4—LOANS

We segregate our loan portfolio into portfolio segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate.

Loans to Members

Loans to members consists of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members and unadvanced loan commitments, by member class and by loan type, as of November 30, 2020 and May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2020		May 31, 2020
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Member class:
CFC:
Distribution	$21,223,064	$9,127,111	$20,769,653	$8,992,457
Power supply	4,596,662	3,843,290	4,731,506	3,409,227
Statewide and associate	95,058	166,102	106,498	153,626
Total CFC	25,914,784	13,136,503	25,607,657	12,555,310
NCSC	704,718	595,002	697,862	551,674
RTFC	431,661	295,467	385,335	281,642
Total loans outstanding(2)	27,051,163	14,026,972	26,690,854	13,388,626
Deferred loan origination costs	11,806	—	11,526	—
Loans to members	$27,062,969	$14,026,972	$26,702,380	$13,388,626

Loan type:
Long-term loans:
Fixed rate	$24,980,716	$—	$24,472,003	$—
Variable rate	639,144	5,530,685	655,704	5,458,676
Total long-term loans	25,619,860	5,530,685	25,127,707	5,458,676
Lines of credit	1,431,303	8,496,287	1,563,147	7,929,950
Total loans outstanding(2)	27,051,163	14,026,972	26,690,854	13,388,626
Deferred loan origination costs	11,806	—	11,526	—
Loans to members	$27,062,969	$14,026,972	$26,702,380	$13,388,626
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

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2020, and the related maturities in each fiscal year during the five fiscal-year period ended May 31, 2025, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.2: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit loans	$8,496,287	$296,977	$4,083,654	$1,537,725	$1,198,500	$1,110,540	$268,891
Long-term loans	5,530,685	178,500	1,201,541	857,275	1,624,659	1,026,988	641,722
Total	$14,026,972	$475,477	$5,285,195	$2,395,000	$2,823,159	$2,137,528	$910,613

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of November 30, 2020, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,531 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,027 million as of November 30, 2020 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,733 million and $10,532 million as of November 30, 2020 and May 31, 2020, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,294 million and $2,857 million as of November 30, 2020 and May 31, 2020, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The table below displays the amount available for advance under unconditional committed lines of credit as of November 30, 2020, and the maturities in each fiscal year during the five-year period ended May 31, 2025, and thereafter.

Table 4.3: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Committed lines of credit	$3,293,664	$70,370	$158,768	$1,225,069	$791,085	$948,372	$100,000

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loan Sales

We transfer, from time to time, whole loans and participating interests to third parties. We sold CFC loans, at par for cash, totaling $96 million and $60 million during the six months ended November 30, 2020 and 2019, respectively. We recorded immaterial losses upon the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledged Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes loans outstanding pledged as collateral to secure our collateral trust bonds, notes payable under the United States Department of Agriculture (“USDA”) Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), notes payable under the revolving note purchase agreement with Farmer Mac and Clean Renewable Energy Bonds, and the corresponding debt outstanding as of November 30, 2020 and May 31, 2020. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

Table 4.4: Pledged Loans

(Dollars in thousands)	November 30, 2020	May 31, 2020
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes pledged	$8,024,140	$8,244,202
RUS-guaranteed loans qualifying as permitted investments	125,062	128,361
Total pledged collateral	$8,149,202	$8,372,563
Collateral trust bonds outstanding	7,072,711	7,422,711

1994 indenture:
Distribution system mortgage notes pledged	$38,252	$39,785
Collateral trust bonds outstanding	30,000	35,000

Guaranteed Underwriter Program:
Distribution and power supply system mortgage notes pledged	$7,306,568	$7,535,931
Notes payable outstanding	6,190,391	6,261,312

Farmer Mac:
Distribution and power supply system mortgage notes pledged	$3,194,401	$3,687,418
Notes payable outstanding	2,898,957	3,059,637

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes pledged	$6,297	$7,269
Cash	1,103	395
Total pledged collateral	$7,400	$7,664
Notes payable outstanding	6,068	6,068

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $26,620 million and $26,306 million as of November 30, 2020 and May 31, 2020, respectively, accounted for 98% and 99%, respectively, of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The number of borrowers with outstanding loans totaled 894 and 889 as of November 30, 2020 and May 31, 2020, respectively, located in 49 states. Texas accounted for the largest number of borrowers in any one state as of each respective date. In addition, Texas accounted for approximately 15% and 16% of total loans outstanding as of November 30, 2020 and May 31, 2020, respectively, representing the largest concentration of loans outstanding to borrowers in any one state.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $5,808 million and $5,877 million as of November 30, 2020 and May 31, 2020, respectively, representing 21% and 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of November 30, 2020. In comparison, the 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2020. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2020 and May 31, 2020.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $535 million and $569 million as of November 30, 2020 and May 31, 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $281 million and $314 million as of November 30, 2020 and May 31, 2020, respectively. We had no loan defaults and therefore no loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of November 30, 2020. Our credit exposure is also mitigated by long-term loans guaranteed by the Rural Utilities Service (“RUS”) of the USDA. Guaranteed RUS loans totaled $143 million and $147 million as of November 30, 2020 and May 31, 2020, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio.

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by member class, of loans outstanding as of November 30, 2020 and May 31, 2020.

Table 4.5: Payment Status of Loans Outstanding

	November 30, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans (1)
CFC:
Distribution	$21,223,064	$—	$—	$—	$21,223,064	$—
Power supply	4,596,662	—	—	—	4,596,662	153,477
Statewide and associate	95,058	—	—	—	95,058	—
CFC total	25,914,784	—	—	—	25,914,784	153,477
NCSC	704,718	—	—	—	704,718	—
RTFC	431,661	—	—	—	431,661	—
Total loans outstanding	$27,051,163	$—	$—	$—	$27,051,163	$153,477

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.57%

	May 31, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans (1)
CFC:
Distribution	$20,769,653	$—	$—	$—	$20,769,653	$—
Power supply	4,731,506	—	—	—	4,731,506	167,708
Statewide and associate	106,498	—	—	—	106,498	—
CFC total	25,607,657	—	—	—	25,607,657	167,708
NCSC	697,862	—	—	—	697,862	—
RTFC	385,335	—	—	—	385,335	—
Total loans outstanding	$26,690,854	$—	$—	$—	$26,690,854	$167,708

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.63%
____________________________
(1) Consists of one loan to a CFC power supply borrower that was classified as nonperforming in the fourth quarter of fiscal year 2020.

We had no delinquent loans as of November 30, 2020 or May 31, 2020, and we have not experienced any loan defaults or charge-offs since fiscal year 2017. However, we have one loan to a CFC power supply borrower with an outstanding balance of $153 million and $168 million as of November 30, 2020 and May 31, 2020, respectively, that we classified as nonperforming and placed on nonaccrual status in the fourth quarter of fiscal year 2020. No interest income was recognized

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
on nonaccrual loans during the six months ended November 30, 2020 and 2019. We provide additional information on this loan below under “Nonperforming Loans.”

Troubled Debt Restructurings

We did not had any loan modifications that were required to be accounted for as a TDR during the six months ended November 30, 2020, nor have we had any TDR loan modifications since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by member class, of these loans as of November 30, 2020 and May 31, 2020.

Table 4.6: Trouble Debt Restructurings

	November 30, 2020				May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
CFC—Distribution	1	$5,379	0.02%	1	$5,755	0.02%
RTFC	1	4,842	0.02	1	5,092	0.02
Total TDR loans	2	$10,221	0.04%	2	$10,847	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$10,221	0.04%	2	$10,847	0.04%
Total TDR loans	2	$10,221	0.04%	2	$10,847	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

The outstanding TDR loans for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty. There were no unadvanced commitments related to these loans as of November 30, 2020 and May 31, 2020. We did not have any TDR loans classified as nonperforming as of November 30, 2020 or May 31, 2020.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. During the fourth quarter of fiscal year 2020, we classified one loan to a CFC power supply borrower with an outstanding balance of $168 million as of May 31, 2020, as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses of $34 million as of as of May 31, 2020. Under the terms of the loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary as the payments are contingent on the borrower's financial performance in those years. Based on our review and assessment of the borrower’s most recent forecast and underlying assumptions provided to us in May 2020, we no longer believe that the future expected cash payments from the borrower through the maturity of the loan in December 2026 will be sufficient to repay the outstanding loan balance. We received payments from the borrower on this loan during the six months ended November 30, 2020, which reduced the outstanding balance to $153 million as of November 30, 2020. The asset-specific allowance for credit losses for this loan was $32 million as of November 30, 2020. Although the borrower is not in default and was current with respect to required payments on the loan as of November 30, 2020, we continue to report the loan as nonperforming and it remains on nonaccrual status. This loan also was categorized as doubtful as of November 30, 2020 and May 31, 2020. We had no other loans classified as nonperforming or on nonaccrual status as of November 30, 2020 or May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Net Charge-Offs

We had no loan defaults, charge-offs or recoveries during the three and six months ended November 30, 2020 and 2019. We experienced our last charge-off, which was attributable to a borrower in our RTFC telecommunications loan portfolio, in fiscal year 2017.

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

•Pass:  Borrowers that are not experiencing difficulty and/or not showing a potential or well-defined credit weakness.
•Special Mention:  Borrowers that may be characterized by a potential credit weakness or deteriorating financial condition that is not sufficiently serious to warrant a classification of substandard or doubtful.
•Substandard:  Borrowers that display a well-defined credit weakness that may jeopardize the full collection of principal and interest.
•Doubtful:  Borrowers that have a well-defined credit weakness or weaknesses that make full collection of principal and interest, on the basis of currently known facts, conditions and collateral values, highly questionable and improbable.

We use our internal risk ratings to measure the credit risk of each borrower and loan facility, identify or confirm problem or potential problem loans in a timely manner, differentiate risk within each of our portfolio segments, assess the overall credit quality of our loan portfolio and manage overall risk levels. Our internally assigned borrower risk ratings, which we map to equivalent credit ratings by external credit rating agencies, serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in estimating our allowance for credit losses.

The following table provides a breakdown of our total loans outstanding, by borrower risk rating category and member type, as of November 30, 2020 and May 31, 2020. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of estimating the allowance for credit losses. The borrower risk rating categories of loans outstanding presented below correspond to the borrower risk rating categories used in estimating the allowance for credit losses.

In connection with our adoption of CECL, we present term loans outstanding as of November 30, 2020, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2017, and in aggregate prior to fiscal year 2017. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in the table below, $16,336 million, or 60%, of total loans outstanding of $27,051 million as of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
November 30, 2020 represent term-loan advances made to borrowers prior to fiscal year 2017. Our long-term loans, which represent 95% of total loans outstanding, have an average remaining maturity of 18 years as of November 30, 2020.

As discussed above, as a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. As such, since our inception in 1969 we have had an extended repeat lending and repayment history with substantially all of member borrowers through our various loan programs. Our secured long-term loan commitment facilities typically provide a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. Because our electric utility cooperative borrowers must make substantial annual capital investments to maintain operations and ensure delivery of the essential service provided by electric utilities, they require a continuous inflow of funds to finance infrastructure upgrades and new asset purchases. Due to the funding needs of electric utility cooperatives, a CFC borrower generally has multiple loans outstanding under advances drawn in different years. While the number of borrowers with loans outstanding was 894 borrowers as of November 30, 2020, the number of loans outstanding was 16,511 as of November 30, 2020, resulting in an average of 18 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk is more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.7: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2020
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q2 2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	May 31, 2020
Pass
CFC:
Distribution	$794,560	$1,965,438	$1,251,552	$1,521,610	$1,547,511	$12,950,957	$990,604	$21,022,232	$20,643,737
Power supply	374,860	206,977	444,717	254,510	256,850	2,648,503	210,043	4,396,460	4,516,595
Statewide and associate	75	23,707	3,882	—	662	26,638	23,996	78,960	90,274
CFC total	1,169,495	2,196,122	1,700,151	1,776,120	1,805,023	15,626,098	1,224,643	25,497,652	25,250,606
NCSC	16,130	246,108	4,529	58,556	15,215	264,014	100,166	704,718	697,862
RTFC	71,315	72,275	13,155	29,866	65,631	138,250	26,382	416,874	371,507
Total pass	$1,256,940	$2,514,505	$1,717,835	$1,864,542	$1,885,869	$16,028,362	$1,351,191	$26,619,244	$26,319,975

Special mention
CFC:
Distribution	$—	$—	$5,243	$958	$4,669	$111,700	$78,262	$200,832	$7,743
Power supply	—	—	—	2,351	8,244	36,130	—	46,725	—
Statewide and associate	—	—	5,000	4,000	5,907	1,191	—	16,098	16,224
CFC total	—	—	10,243	7,309	18,820	149,021	78,262	263,655	23,967
RTFC	—	—	1,535	3,207	3,353	—	1,850	9,945	8,736
Total special mention	$—	$—	$11,778	$10,516	$22,173	$149,021	$80,112	$273,600	$32,703

Substandard
CFC:
Distribution	$—	$—	$—	$—	$—	$—	$—	$—	$118,173
Power supply	—	—	—	—	—	—	—	—	47,203
CFC total	—	—	—	—	—	—	—	—	165,376
RTFC	—	—	—	—	—	4,842	—	4,842	5,092
Total substandard	$—	$—	$—	$—	$—	$4,842	$—	$4,842	$170,468

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$153,477	$—	$153,477	$167,708
CFC total	—	—	—	—	—	153,477	—	153,477	167,708
Total doubtful	$—	$—	$—	$—	$—	$153,477	$—	$153,477	$167,708
Total loans outstanding	$1,256,940	$2,514,505	$1,729,613	$1,875,058	$1,908,042	$16,335,702	$1,431,303	$27,051,163	$26,690,854

Loans to one electric distribution cooperative borrower and its subsidiary totaling $165 million as of May 31, 2020 accounted for the substantial majority of the substandard loan category amount of the $170 million as of May 31, 2020. Several years ago the electric distribution cooperative borrower established a subsidiary to deploy retail broadband service in underserved rural communities, which led to financial difficulties. The borrower and its subsidiary, however, continued to be current with regard to all principal and interest payments due. Based on updated financial performance information from the borrower, we reassessed and upgraded the risk rating for the borrower from substandard as of May 31, 2020 to special mention as of November 30, 2020. The loans outstanding to this borrower of $164 million as of November 30, 2020 are

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
secured under our typical collateral requirements for long-term loan advances as of November 30, 2020. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary.

The doubtful loan category amounts of $153 million and $168 million as of November 30, 2020 and May 31, 2020, are attributable to the outstanding loan to the CFC power supply borrower discussed above under “Nonperforming Loans.”

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize changes in the allowance for credit losses for our loan portfolio and present the allowance components for the three and six months ended November 30, 2020 and 2019. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model. The allowance components, which consist of a collective allowance and an asset-specific allowance, are based on the evaluation method used to measure our loans for credit losses. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2020	$52,730	$829	$3,792	$57,351
Provision (benefit) for credit losses	1,679	512	(553)	1,638
Balance as of November 30, 2020	$54,409	$1,341	$3,239	$58,989

	Three Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2019	$12,962	$2,077	$2,526	$17,565
Provision (benefit) for credit losses	114	(1,267)	108	(1,045)
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2020	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	53,083	791	3,151	57,025
Provision for credit losses	1,326	550	88	1,964
Balance as of November 30, 2020	$54,409	$1,341	$3,239	$58,989

	Six Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for credit losses	(44)	(1,197)	226	(1,015)
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520

Table 5.2: Allowance for Credit Losses Components

	November 30, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance components:
Collective allowance	$22,178	$1,341	$2,750	$26,269
Asset-specific allowance	32,231	—	489	32,720
Total allowance for credit losses	$54,409	$1,341	$3,239	$58,989

Loans outstanding:(1)
Collectively evaluated loans	$25,755,928	$704,718	$426,819	$26,887,465
Individually evaluated loans	158,856	—	4,842	163,698
Total loans outstanding	$25,914,784	$704,718	$431,661	$27,051,163

Allowance ratios:
Collective allowance coverage ratio(2)	0.09%	0.19%	0.64%	0.10%
Asset-specific allowance coverage ratio(3)	20.29	—	10.10	19.99
Total allowance coverage ratio(4)	0.21	0.19	0.75	0.22

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
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of November 30, 2020 and May 31, 2020, respectively.
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

As discussed above in “Note 4—Loans,” we had one loan to a CFC power supply borrower with an outstanding balance of $153 million and $168 million as of November 30, 2020 or May 31, 2020, respectively, classified as nonperforming and on nonaccrual status as of each respective date. We evaluated this loan on an individual basis in determining the asset-specific allowance of $32 million and $34 million as of November 30, 2020 and May 31, 2020, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.3: Individually Impaired Loans—Incurred Loss Model

	May 31, 2020
(Dollars in thousands)	Recorded Invested	Related Allowance	With Specific Allowance	With No Specific Allowance
Individually impaired loans:
CFC	$173,463	$33,854	$167,708	$5,755
RTFC	5,092	979	5,092	—
Total	$178,555	$34,833	$172,800	$5,755

Table 5.4: Average Recorded Investment and Interest Income Recognized on Individually Impaired Loans—Incurred Loss Model

	Three Months Ended November 30, 2019		Six Months Ended November 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually impaired loans:
CFC	$5,755	$144	$5,999	$281
RTFC	5,424	68	5,485	137
Total	$11,179	$212	$11,484	$418

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2020 and May 31, 2020.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,688 million and accounted for 18% of total debt outstanding as of November 30, 2020, compared with $3,962 million and 15% of total debt outstanding as of May 31, 2020. The following table provides comparative information on our short-term borrowings as of November 30, 2020 and May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.1: Short-Term Borrowings Sources

(Dollars in thousands)	November 30, 2020	May 31, 2020
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$714,984	$—
Commercial paper sold directly to members, at par	1,283,132	1,318,566
Total commercial paper	1,998,116	1,318,566
Select notes to members	1,750,514	1,597,959
Daily liquidity fund notes	495,124	508,618
Medium-term notes sold to members	319,214	286,842
Farmer Mac notes payable (1)	125,000	250,000
Total short-term borrowings	$4,687,968	$3,961,985
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement.

Committed Bank Revolving Line of Credit Agreements

The total commitment amount under our committed bank revolving line of credit agreements was $2,725 million as of both November 30, 2020 and May 31, 2020. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2020 and May 31, 2020.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2020			May 31, 2020
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
3-year agreement	$1,315	$—	$1,315	$1,315	$—	$1,315	November 28, 2022	7.5 bps
5-year agreement	1,410	3	1,407	1,410	3	1,407	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,725	$3	$2,722
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

As indicated in the table above, we had no borrowings outstanding under our committed bank revolving line of credit agreements as of November 30, 2020 or May 31, 2020. We were in compliance with all covenants and conditions under the agreements as of each respective date.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2020 and May 31, 2020. Long-term debt outstanding totaled $19,071 million and accounted for 73% of total debt outstanding as of November 30, 2020, compared with $19,712 million and 76% of total debt outstanding as of May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2020	May 31, 2020
Secured long-term debt:
Collateral trust bonds	$7,102,711	$7,457,711
Unamortized discount	(231,975)	(236,461)
Debt issuance costs	(33,387)	(32,697)
Total collateral trust bonds	6,837,349	7,188,553
Guaranteed Underwriter Program notes payable	6,190,391	6,261,312
Farmer Mac notes payable	2,773,957	2,809,637
Other secured notes payable	6,068	6,068
Debt issuance costs	(31)	(117)
Total other secured notes payable	6,037	5,951
Total secured notes payable	8,970,385	9,076,900
Total secured long-term debt	15,807,734	16,265,453
Unsecured long-term debt:
Medium-term notes sold through dealers	2,982,567	3,086,733
Medium-term notes sold to members	288,882	372,117
Subtotal medium-term notes	3,271,449	3,458,850
Unamortized discount	(709)	(997)
Debt issuance costs	(13,291)	(16,943)
Total unsecured medium-term notes	3,257,449	3,440,910
Unsecured notes payable	5,794	5,794
Unamortized discount	(51)	(107)
Debt issuance costs	(7)	(26)
Total unsecured notes payable	5,736	5,661
Total unsecured long-term debt	3,263,185	3,446,571
Total long-term debt	$19,070,919	$19,712,024

Secured Debt

Secured debt of $15,808 million and $16,265 million as November 30, 2020 and May 31, 2020, respectively, represented 83% of total long-term debt outstanding as of each respective date. The decrease in long-term secured debt of $458 million during the six months ended November 30, 2020 was primarily attributable to a reduction in collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. We believe we were in compliance with all covenants and conditions under our debt indentures as of November 30, 2020 and May 31, 2020. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds outstanding decreased $351 million to $6,837 million as of November 30, 2020. In June 2020, we redeemed all $400 million outstanding principal amount of our 2.35% collateral trust bonds due June 15, 2020. In

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2020, we redeemed all $350 million outstanding principal amount of our 2.30% collateral trust bonds, due November 1, 2020. On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program decreased $71 million to $6,190 million as of November 30, 2020. On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We had up to $1,275 million available for access under the Guaranteed Underwriter Program as of November 30, 2020.

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through January 11, 2022. The amount outstanding under this agreement included $125 million of short-term borrowings and $2,774 million of long-term debt as of November 30, 2020. The amount available for borrowing totaled $2,601 million as of November 30, 2020.

See “Note 7—Long-Term Debt” in our 2020 Form 10-K for additional information on our various long-term debt product types.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. The following table presents, by issuance, subordinated deferrable debt outstanding as of November 30, 2020 and May 31, 2020.

Table 8.1: Subordinated Deferrable Debt Outstanding

	Outstanding Amount		Maturity and Call Dates
(Dollars in thousands)	November 30, 2020	May 31, 2020	Term in Years	Maturity	Call Date
Issuances of subordinated notes:
4.75% issuance 2013	$400,000	$400,000	30	2043	April 30, 2023
5.25% issuance 2016	350,000	350,000	30	2046	April 20, 2026
5.50% issuance 2019	250,000	250,000	45	2064	May 15, 2024
Total aggregate principal amount	1,000,000	1,000,000
Debt issuance costs	(13,783)	(13,881)
Total subordinated deferrable debt	$986,217	$986,119

See “Note 8—Subordinated Deferrable Debt” in our 2020 Form 10-K for additional information on the terms and conditions of our subordinated deferrable debt outstanding.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use Treasury Locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements expense and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recognized in the same line item on our consolidated statements of operations as the earnings effect of the related hedged item. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”). Those amounts are reclassified into earnings in the same period during which the forecasted transaction impacts earnings and presented in the same line item on our consolidated statements of operations as the earnings effect of the related hedged item.

We generally do not designate our interest rate swaps for hedge accounting. Therefore, changes in the fair value of our interest rate swaps are reported on our consolidated statements of operations under derivative gains (losses). If we enter into a Treasury Lock, we typically designate the Treasury Lock as a cash flow hedge. We did not have any derivatives designated as accounting hedges as of November 30, 2020 or May 31, 2020.

Outstanding Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of November 30, 2020 and May 31, 2020. The substantial majority of our interest rate swaps use an index based on LIBOR for either the pay or receive leg of the swap agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2020			May 31, 2020
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,487,447	2.78%	0.24%	$6,604,808	2.78%	0.88%
Receive-fixed swaps	2,399,000	0.97	2.80	2,699,000	1.54	2.75
Total interest rate swaps	8,886,447	2.29	0.93	9,303,808	2.42	1.42
Forward pay-fixed swaps	120,000			3,000
Total	$9,006,447			$9,306,808

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2020 and May 31, 2020.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2020		May 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount(1)	Fair Value	Notional Amount(1)
Derivative assets:
Interest rate swaps	$153,388	$2,544,263	$173,195	$2,699,000

Derivative liabilities:
Interest rate swaps	$1,040,528	$6,462,184	$1,258,459	$6,607,808
____________________________
(1) The notional amount includes $120 million and $3 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted Average Rates, with an effective start date of December 1, 2020 and June 5, 2020, outstanding as of November 30, 2020 and May 31, 2020, respectively. The fair value of these swaps as of November 30, 2020 and May 31, 2020 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2020 and May 31, 2020, and provides information on the impact of netting provisions and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.3: Derivative Gross and Net Amounts

	November 30, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$153,388	$—	$153,388	$153,388	$—	$—
Derivative liabilities:
Interest rate swaps	1,040,528	—	1,040,528	153,388	—	887,140

	May 31, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$173,195	$—	$173,195	$173,195	$—	$—
Derivative liabilities:
Interest rate swaps	1,258,459	—	1,258,459	173,195	—	1,085,264

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and six months ended November 30, 2020 and 2019. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(29,800)	$(14,150)	$(56,772)	$(25,193)
Derivative forward value gains (losses)	111,087	197,600	198,335	(187,082)
Derivative gains (losses)	$81,287	$183,450	$141,563	$(212,275)

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

Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A and A, respectively, as of November 30, 2020. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2020. The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2020, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$43,175	$(9,926)	$—	$(9,926)
Falls below Baa1/BBB+	5,855,400	(584,329)	—	(584,329)
Falls to or below Baa2/BBB (2)	412,750	(28,467)	—	(28,467)
Total	$6,311,325	$(622,722)	$—	$(622,722)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $215 million as of November 30, 2020. These swaps were in an unrealized loss position of $49 million as of November 30, 2020.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 26% and 25% of the total outstanding notional amount of derivatives as of November 30, 2020 and May 31, 2020, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $656 million as of November 30, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity increased $243 million to $892 million as of November 30, 2020, attributable to the combined impact of our reported net income of $305 million for the six months ended November 30, 2020, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and the decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and six months ended November 30, 2020 and 2019 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended November 30,
	2020			2019
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total
Beginning balance	$2,025	$(3,852)	$(1,827)	$2,459	$(2,573)	$(114)
(Gains) losses reclassified to earnings	(107)	188	81	(114)	146	32
Ending balance	$1,918	$(3,664)	$(1,746)	$2,345	$(2,427)	$(82)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30,
	2020			2019
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total
Beginning balance	$2,130	$(4,040)	$(1,910)	$2,571	$(2,718)	$(147)
(Gains) losses reclassified to earnings	(212)	376	164	(226)	291	65
Ending balance	$1,918	$(3,664)	$(1,746)	$2,345	$(2,427)	$(82)
____________________________
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

NOTE 11—GUARANTEES

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2020 and May 31, 2020.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2020	May 31, 2020
Guarantee type:
Long-term tax-exempt bonds(1)	$166,175	$263,875
Letters of credit(2)	366,552	413,839
Other guarantees	144,131	143,072
Total	$676,858	$820,786

Member class:
CFC:
Distribution	$265,084	$266,301
Power supply	392,702	538,532
Statewide and associate(3)	6,119	5,954
CFC total	663,905	810,787
NCSC	12,953	9,999
Total	$676,858	$820,786
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both November 30, 2020 and May 31, 2020.

Long-term tax-exempt bonds of $166 million and $264 million as of November 30, 2020 and May 31, 2020, respectively, included $146 million and $244 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $20 million as of November 30, 2020 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $20 million and related interest through maturity, totaled $34 million as of November 30, 2020. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2040.

Of the outstanding letters of credit of $367 million and $414 million as of November 30, 2020 and May 31, 2020, respectively, $107 million and $106 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of November 30, 2020. The maturities for the outstanding letters of credit as of November 30, 2020 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2020, we may be required to issue up to an additional $63 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2020. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $144 million and $143 million as of November 30, 2020 and May 31, 2020, respectively, of which $25 million was secured as of both November 30, 2020 and May 31, 2020. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $379 million and $426 million and represented 56% and 52% of total guarantees as of November 30, 2020 and May 31, 2020, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $146 million of variable-rate tax-exempt bonds as of November 30, 2020, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2020 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $11 million as of both November 30, 2020 and May 31, 2020. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003, was $10 million as of both November 30, 2020 and May 31, 2020. The contingent guarantee liability, which is based on management’s estimate of exposure to losses within our guarantee portfolio, was $1 million as of both November 30, 2020 and May 31, 2020.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2020 and May 31, 2020. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 12.1: Fair Value of Financial Instruments

	November 30, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$167,155	$167,155	$167,155	$—	$—
Restricted cash	10,036	10,036	10,036	—	—
Equity securities, at fair value	32,391	32,391	32,391	—	—
Debt securities trading, at fair value	551,695	551,695	—	551,695
Deferred compensation investments	6,474	6,474	6,474	—	—
Loans to members, net	27,003,980	30,309,240	—	—	30,309,240
Accrued interest receivable	105,145	105,145	—	105,145	—
Derivative assets	153,388	153,388	—	153,388	—
Total financial assets	$28,030,264	$31,335,524	$216,056	$810,228	$30,309,240

Liabilities:
Short-term borrowings	$4,687,968	$4,688,182	$—	$4,563,182	$125,000
Long-term debt	19,070,919	21,383,031	—	11,675,384	9,707,647
Accrued interest payable	123,766	123,766	—	123,766	—
Guarantee liability	10,909	11,883	—	—	11,883
Derivative liabilities	1,040,528	1,040,528	—	1,040,528	—
Subordinated deferrable debt	986,217	1,083,016	277,700	805,316	—
Members’ subordinated certificates	1,272,374	1,272,374	—	—	1,272,374
Total financial liabilities	$27,192,681	$29,602,780	$277,700	$18,208,176	$11,116,904

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$671,372	$671,372	$671,372	$—	$—
Restricted cash	8,647	8,647	8,647	—	—
Equity securities, at fair value	60,735	60,735	60,735	—	—
Debt securities trading, at fair value	309,400	309,400	—	309,400	—
Deferred compensation investments	5,496	5,496	5,496	—	—
Loans to members, net	26,649,255	29,252,065	—	—	29,252,065
Accrued interest receivable	117,138	117,138	—	117,138	—
Debt service reserve funds	14,591	14,591	14,591	—	—
Derivative assets	173,195	173,195	—	173,195	—
Total financial assets	$28,009,829	$30,612,639	$760,841	$599,733	$29,252,065

Liabilities:
Short-term borrowings	$3,961,985	$3,963,164	$—	$3,713,164	$250,000
Long-term debt	19,712,024	21,826,337	—	11,981,580	9,844,757
Accrued interest payable	139,619	139,619	—	139,619	—
Guarantee liability	10,937	11,948	—	—	11,948
Derivative liabilities	1,258,459	1,258,459	—	1,258,459	—
Subordinated deferrable debt	986,119	1,030,108	—	1,030,108	—
Members’ subordinated certificates	1,339,618	1,339,618	—	—	1,339,618
Total financial liabilities	$27,408,761	$29,569,253	$—	$18,122,930	$11,446,323

For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2020 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the six months ended November 30, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of November 30, 2020 and May 31, 2020, and the classification of the valuation technique within the fair value hierarchy.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2020			May 31, 2020
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$32,391	$—	$32,391	$60,735	$—	$60,735
Debt securities trading, at fair value	—	551,695	551,695	—	309,400	309,400
Deferred compensation investments	6,474	—	6,474	5,496	—	5,496
Derivative assets	—	153,388	153,388	—	173,195	173,195

Liabilities:
Derivative liabilities	—	1,040,528	1,040,528	—	1,258,459	1,258,459

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis on our consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets measured at fair value on a nonrecurring basis during the three and six months ended November 30, 2020 and 2019.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of November 30, 2020 and May 31, 2020.

13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2020	May 31, 2020
Assets:
Loans outstanding	$1,136,379	$1,083,197
Other assets	10,159	11,352
Total assets	$1,146,538	$1,094,549

Liabilities:
Total liabilities	$37,352	$38,803

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of November 30, 2020 and May 31, 2020.

13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	November 30, 2020	May 31, 2020
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,112,226	1,062,103
Credit enhancements:
CFC third-party guarantees	12,953	9,999
Other credit enhancements	10,552	11,755
Total credit enhancements(2)	23,505	21,754
Total outstanding commitments	1,135,731	1,083,857
CFC credit commitments available(3)	$4,364,269	$4,416,143
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $24 million as of November 30, 2020. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately, while we aggregate NCSC and RTFC and report combined segment information for these entities. The following table presents our reportable business segment results for the three and six months ended November 30, 2020 and 2019, assets attributable to each segment as of November 30, 2020 and 2019 and a reconciliation to amounts reported in our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Elimination	Consolidated Total
Statement of operations:
Interest income	$274,473	$11,008	$(8,982)	$276,499
Interest expense	(174,422)	(8,982)	8,982	(174,422)
Net interest income	100,051	2,026	—	102,077
Provision for credit losses	(1,638)	—	—	(1,638)
Net interest income after provision for credit losses	98,413	2,026	—	100,439
Non-interest income:
Fee and other income	7,513	727	(1,908)	6,332
Derivative gains:
Derivative cash settlements interest expense	(29,370)	(430)	—	(29,800)
Derivative forward value gains	110,349	738	—	111,087
Derivative gains	80,979	308	—	81,287
Investment securities losses	(1,361)	—	—	(1,361)
Total non-interest income	87,131	1,035	(1,908)	86,258
Non-interest expense:
General and administrative expenses	(23,750)	(1,978)	1,592	(24,136)
Losses on early extinguishment of debt	(1,455)	—	—	(1,455)
Other non-interest expense	(323)	(316)	316	(323)
Total non-interest expense	(25,528)	(2,294)	1,908	(25,914)
Income before income taxes	160,016	767	—	160,783
Income tax provision	—	(262)	—	(262)
Net income	$160,016	$505	$—	$160,521

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC and RTFC	Elimination	Consolidated Total
Statement of operations:
Interest income	$285,036	$11,719	$(9,718)	$287,037
Interest expense	(207,759)	(9,830)	9,718	(207,871)
Net interest income	77,277	1,889	—	79,166
Benefit for credit losses	1,045	—	—	1,045
Net interest income after benefit for credit losses	78,322	1,889	—	80,211
Non-interest income:
Fee and other income	5,181	587	(1,926)	3,842
Derivative gains:
Derivative cash settlements interest expense	(13,874)	(276)	—	(14,150)
Derivative forward value gains	196,387	1,213	—	197,600
Derivative gains	182,513	937	—	183,450
Investment securities losses	(114)	—	—	(114)
Total non-interest income	187,580	1,524	(1,926)	187,178
Non-interest expense:
General and administrative expenses	(23,994)	(2,420)	1,645	(24,769)
Losses on early extinguishment of debt	—	(614)	—	(614)
Other non-interest expense	(316)	(280)	281	(315)
Total non-interest expense	(24,310)	(3,314)	1,926	(25,698)
Income before income taxes	241,592	99	—	241,691
Income tax provision	—	(91)	—	(91)
Net income	$241,592	$8	$—	$241,600

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Elimination	Consolidated Total
Statement of operations:
Interest income	$552,069	$22,016	$(18,002)	$556,083
Interest expense	(354,398)	(18,002)	18,002	(354,398)
Net interest income	197,671	4,014	—	201,685
Provision for credit losses	(1,964)	—	—	(1,964)
Net interest income after provision for credit losses	195,707	4,014	—	199,721
Non-interest income:
Fee and other income	12,288	1,277	(3,717)	9,848
Derivative gains:
Derivative cash settlements interest expense	(55,933)	(839)	—	(56,772)
Derivative forward value gains	197,132	1,203	—	198,335
Derivative gains	141,199	364	—	141,563
Investment securities gains	3,298	—	—	3,298
Total non-interest income	156,785	1,641	(3,717)	154,709
Non-interest expense:
General and administrative expenses	(45,950)	(4,035)	3,186	(46,799)
Losses on early extinguishment of debt	(1,455)	—	—	(1,455)
Other non-interest expense	(655)	(531)	531	(655)
Total non-interest expense	(48,060)	(4,566)	3,717	(48,909)
Income before income taxes	304,432	1,089	—	305,521
Income tax provision	—	(413)	—	(413)
Net income	$304,432	$676	$—	$305,108

	November 30, 2020
	CFC	NCSC and RTFC	Elimination	Consolidated Total
Assets:
Total loans outstanding	$27,027,010	$1,136,379	$(1,112,226)	$27,051,163
Deferred loan origination costs	11,806	—	—	11,806
Loans to members	27,038,816	1,136,379	(1,112,226)	27,062,969
Less: Allowance for credit losses	(58,989)	—	—	(58,989)
Loans to members, net	26,979,827	1,136,379	(1,112,226)	27,003,980
Other assets	1,161,963	102,692	(92,533)	1,172,122
Total assets	$28,141,790	$1,239,071	$(1,204,759)	$28,176,102

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2019
(Dollars in thousands)	CFC	NCSC and RTFC	Elimination	Consolidated Total
Statement of operations:
Interest income	$573,000	$24,066	$(20,014)	$577,052
Interest expense	(420,894)	(20,262)	20,014	(421,142)
Net interest income	152,106	3,804	—	155,910
Benefit for credit losses	1,015	—	—	1,015
Net interest income after benefit for credit losses	153,121	3,804	—	156,925
Non-interest income:
Fee and other income	17,463	8,408	(11,088)	14,783
Derivative losses:
Derivative cash settlements interest expense	(24,675)	(518)	—	(25,193)
Derivative forward value losses	(186,375)	(707)	—	(187,082)
Derivative losses	(211,050)	(1,225)	—	(212,275)
Investment securities gains	1,506	—	—	1,506
Total non-interest income	(192,081)	7,183	(11,088)	(195,986)
Non-interest expense:
General and administrative expenses	(48,733)	(4,655)	3,290	(50,098)
Losses on early extinguishment of debt	—	(614)	—	(614)
Other non-interest income (expense)	6,863	(7,797)	7,798	6,864
Total non-interest expense	(41,870)	(13,066)	11,088	(43,848)
Losses before income taxes	(80,830)	(2,079)	—	(82,909)
Income tax benefit	—	430	—	430
Net losses	$(80,830)	$(1,649)	$—	$(82,479)

	November 30, 2019
	CFC	NCSC and RTFC	Elimination	Consolidated Total
Assets:
Total loans outstanding	$26,406,139	$1,058,603	$(1,037,863)	$26,426,879
Deferred loan origination costs	11,302	—	—	11,302
Loans to members	26,417,441	1,058,603	(1,037,863)	26,438,181
Less: Allowance for credit losses	(16,520)	—	—	(16,520)
Loans to members, net	26,400,921	1,058,603	(1,037,863)	26,421,661
Other assets	1,132,171	106,301	(93,532)	1,144,940
Total assets	$27,533,092	$1,164,904	$(1,131,395)	$27,566,601

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Series R Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 19, 2020 for up to $375,000,000.
10.2*	—	Series R Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 19, 2020 for up to $375,000,000 maturing on July 15, 2025.
10.3*	—	Seventh Amended, Restated and Consolidated Pledge Agreement dated as of November 19, 2020 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.4*	—	Seventh Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 19, 2020 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: January 12, 2021

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller and Principal Accounting Officer