Form 10-Q
period 2021-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2021-04-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
OR

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

MD&A TABLE CROSS REFERENCE INDEX

Table	Description	Page
1	Summary of Selected Financial Data	4
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	15
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	18
4	Non-Interest Income	21
5	Derivative Gains (Losses)	22
6	Derivatives—Average Notional Amounts and Interest Rates	22
7	Non-Interest Expense	24
8	Loans Outstanding by Member Class and Loan Type	25
9	Historical Retention Rate and Repricing Selection	26
10	Total Debt Outstanding	27
11	Member Investments	28
12	Collateral Pledged	29
13	Unencumbered Loans	30
14	Equity	31
15	Guarantees Outstanding	32
16	Maturities of Guarantee Obligations	33
17	Unadvanced Loan Commitments	33
18	Unadvanced Loan Commitments Maturities of Notional Amount	34
19	Unconditional Committed Lines of Credit Maturities of Notional Amount	35
20	Loan Portfolio Security Profile	37
21	Loan Exposure to 20 Largest Borrowers	38
22	Troubled Debt Restructured Loans	39
23	Nonperforming Loans	40
24	Allowance for Credit Losses	43
25	Rating Triggers for Derivatives	44
26	Available Liquidity	45
27	Committed Bank Revolving Line of Credit Agreements	46
28	Short-Term Borrowings—Funding Sources	48
29	Short-Term Borrowings	48
30	Long-Term and Subordinated Debt Issuances and Repayments	49
31	Long-Term and Subordinated Debt Principal Maturity and Amortization	49
32	Projected Sources and Uses of Liquidity from Debt and Investment Activity	50
33	Credit Ratings	51
34	Interest Rate Gap Analysis	54
35	Adjusted Financial Measures—Income Statement	55
36	TIER and Adjusted TIER	56
37	Adjusted Financial Measures—Balance Sheet	56
38	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	57
39	Members’ Equity	57

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence in 2019 and spread of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors identified under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“2020 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

We conduct our operations through three business segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. CFC’s business operations account for the substantial majority of our loans and revenue. Loans to members totaled $28,327 million as of February 28, 2021, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $320 million for the nine months ended February 28, 2021 (“current year-to-date period”), compared with $258 million for the nine months ended February 29, 2020 (“same prior year-to-date period”). Our adjusted total revenue was $234 million for the nine months ended February 28, 2021, compared with $219 million for the same prior year-to-date period. We provide information on the financial performance of our business segments in “Note 14—Business Segments.”

Management monitors a variety of key indicators to evaluate our business performance. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. The following MD&A is intended to provide the reader with an understanding of our consolidated results of operations, financial condition and liquidity by discussing the factors influencing changes from period to period and key measures used by management to evaluate performance, including, among others, net interest income, net interest yield, debt-to-equity ratio and the related non-GAAP adjusted measures, loan activity and credit quality metrics. Our MD&A is provided as a supplement to, and should be read in conjunction with the unaudited consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2020 Form 10-K and additional information, including the risk factors identified under “Part I—Item 1A. Risk Factors,” contained in our 2020 Form 10-K, as well as additional information contained elsewhere in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and nine months ended February 28, 2021 and February 29, 2020, and as of February 28, 2021 and May 31, 2020. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of: (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of: (i) budgeting and forecasting; (ii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; (iii) making compensation decisions and (iv) informing the establishment of short- and long-term strategic goals. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on these non-GAAP adjusted measures. We provide a reconciliation of our non-GAAP adjusted measures to the most comparable GAAP measures in the section “Non-GAAP Financial Measures.”

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Statement of operations
Interest income	$278,172	$287,195	(3)%	$834,255	$864,247	(3)%
Interest expense	(173,040)	(203,040)	(15)	(527,438)	(624,182)	(15)
Net interest income	105,132	84,155	25	306,817	240,065	28
Fee and other income	3,819	3,647	5	13,667	18,430	(26)
Total revenue	108,951	87,802	24	320,484	258,495	24
Provision for credit losses	(33,023)	(2,382)	1,286	(34,987)	(1,367)	2,459
Derivative gains (losses)(2)	330,196	(337,936)	**	471,759	(550,211)	**
Investment securities gains (losses)	(2,807)	749	**	491	2,255	(78)
Operating expenses(3)	(23,562)	(25,269)	(7)	(70,361)	(75,367)	(7)
Other non-interest income (expense)(1)	(301)	(359)	(16)	(2,411)	5,891	**
Income (loss) before income taxes	379,454	(277,395)	**	684,975	(360,304)	**
Income tax benefit (provision)	(507)	426	**	(920)	856	**
Net income (loss)	$378,947	$(276,969)	**	$684,055	$(359,448)	**

Adjusted operational financial measures
Adjusted interest expense(4)	$(202,775)	$(217,394)	(7)	$(613,945)	$(663,729)	(8)
Adjusted net interest income(4)	75,397	69,801	8	220,310	200,518	10
Adjusted total revenue(4)	79,216	73,448	8	233,977	218,948	7
Adjusted net income(4)	19,016	46,613	(59)	125,789	151,216	(17)

Selected ratios
Fixed-charge coverage ratio/TIER(5)	3.19	—	**		2.30	0.42	448
Adjusted TIER(4)	1.09	1.21	(10)		1.20	1.23	(2)
Net interest yield(6)	1.51%	1.23%	28	bps	1.47%	1.18%	29	bps
Adjusted net interest yield(4)(7)	1.08	1.02	6		1.05	0.99	6
Net charge-off rate(8)	0.00	0.00	—		0.00	0.00	—

	February 28, 2021	May 31, 2020	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$177,453	$680,019	(74)%
Investment securities	607,254	370,135	64
Loans to members(9)	28,327,481	26,702,380	6
Allowance for credit losses(10)	(92,012)	(53,125)	73
Loans to members, net	28,235,469	26,649,255	6
Total assets	29,414,988	28,157,605	4
Liabilities and equity:
Short-term borrowings	4,407,957	3,961,985	11
Long-term debt	20,555,544	19,712,024	4
Subordinated deferrable debt	986,265	986,119	—
Members’ subordinated certificates	1,257,024	1,339,618	(6)
Total debt outstanding	27,206,790	25,999,746	5
Total liabilities	28,146,399	27,508,783	2
Total equity	1,268,589	648,822	96
Guarantees(11)	676,385	820,786	(18)

Selected ratios period end
Allowance coverage ratio(10)(12)	0.32%	0.20%	12	bps
Debt-to-equity ratio(13)	22.19	42.40	(48)%
Adjusted debt-to-equity ratio(4)	6.21	5.85	6
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
(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both February 28, 2021 and May 31, 2020.
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

Financial Performance

Reported Results

We reported net income of $379 million and a TIER of 3.19 for the three months ended February 28, 2021 (“current quarter”). In comparison, we reported a net loss of $277 million, which resulted in no TIER coverage for the three months ended February 29, 2020 (“same prior-year quarter”). We reported net income of $684 million and a TIER of 2.30 for the nine months ended February 28, 2021, compared with a net loss of $359 million and a TIER of 0.42 for the same prior year-to-date period. The significant variance between our reported results for the current-year periods and the same prior-year periods was attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 22.19 as of February 28, 2021, from 42.40 as of May 31, 2020, primarily due to an increase in equity from our reported net income of $684 million, which was partially offset by a decrease in equity from the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

We experienced a variance of $656 million between our reported net income of $379 million for the current quarter, and our reported net loss of $277 million for the same prior-year quarter, which was primarily driven by a favorable shift in derivative fair value changes of $668 million between periods. We recorded derivative gains of $330 million for the current quarter due to an increase in the net fair value of our swap portfolio resulting from an increase in medium- and longer-term swap interest rates. In comparison, we recorded derivative losses of $338 million for the same prior-year quarter due to a decrease in the net fair value of our swap portfolio resulting from a decline in interest rates across the swap curve. Net interest income increased $21 million, or 25%, to $105 million for the current quarter, attributable to the combined impact of an increase in the net interest yield of 28 basis points, or 23%, to 1.51% and an increase in our average interest-earning assets of $818 million, or 3%. The increase in the net interest yield was largely due to a reduction in our average cost of borrowings of 51 basis points to 2.65%, partially offset by a decrease in the average yield on interest-earning assets of 21 basis points to 3.99%. The favorable impact from the derivative gains and increase in net interest income for the current quarter was partially offset by an increase in our provision for credit losses of $31 million to $33 million for the current quarter due to an addition to our allowance for credit losses of $33 million in the current quarter. The addition to the allowance was primarily attributable to a significant adverse financial impact on two CFC Texas-based electric power supply borrowers due to their exposure to elevated wholesale electric power costs during the mid-February 2021 polar vortex (the “February 2021 polar vortex”), which we discuss further under “Credit Quality.”

We experienced a variance of $1,043 million between our reported net income of $684 million for the current year-to-date period and our reported net loss of $359 million for the same prior year-to-date period, driven by a favorable shift in the change in the fair value of our derivatives of $1,022 million between periods. We recorded derivative gains of $472 million for the nine months ended February 28, 2021, due to an increase in the net fair value of our swap portfolio attributable to increases in medium- and longer-term swap interest rates. In contrast, we recorded derivative losses of $550 million during the same prior year-to-date period due to a decrease in the net fair value of our swap portfolio resulting from declines in interest rates across the swap curve. In addition, net interest income increased $67 million, or 28%, to $307 million for the current year-to-date period, attributable to an increase in the net interest yield of 29 basis points, or 25%, to 1.47% and an increase in average interest-earning assets of $779 million, or 3%. The increase in the net interest yield reflected the impact of a reduction in our average cost of borrowings of 56 basis points to 2.70%, which was partially offset by a decrease in the average yield on interest-earning assets of 26 basis point to 3.99%.

The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by lower interest rates on our short-term borrowings and line-of-credit and variable rate loans attributable to the overall lower interest rate environment. Since February 29, 2020, the end of the same prior-year quarter, the benchmark federal funds rate has decreased 150 basis points as a result of the decision by the Federal Open Market Committee (“FOMC”) of the Federal Reserve in March 2020 to lower the federal funds rate to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The target federal funds rate range has remained unchanged since that time. Over the last 12 months, the 3-month London Interbank Offered Rate (“LIBOR”) decreased by 127 basis points to 0.19% as of February 28, 2021. While medium- and longer-term interest rates fell during the first nine months of this period, the decreases were not as pronounced as the reduction in short-term interest rates. Medium- and longer-term interest rates began trending up during the current quarter and subsequently following the enactment of additional COVID-19 relief bills totaling $900 billion under the Consolidated Appropriations Act, 2021 (“Appropriations Act”), signed into law on December 27, 2020, and $1.9 trillion under the American Rescue Plan Act of 2021, signed into law on March 11, 2021.

Other factors affecting the variance between our reported results for the current year-to-date period and the same prior year-to-date period include the unfavorable impact of an increase in the provision for credit losses of $34 million to $35 million resulting from the current quarter allowance addition of $33 million, the absence of a gain of $8 million recorded in connection with the sale of land in the same prior year-to-date period and a decrease in fee income of $5 million due to a reduction in prepayment fees, which together more than offset a reduction in other general and administrative expenses of $8 million due to reduced travel and in-person meetings and the cancellation of certain events because of the COVID-19 pandemic.

Adjusted Non-GAAP Results

Adjusted net income totaled $19 million and adjusted TIER was 1.09 for the current quarter, compared with adjusted net income of $47 million and adjusted TIER of 1.21 for the same prior-year quarter. Adjusted net income totaled $126 million and adjusted TIER was 1.20 for the nine months ended February 28, 2021, compared with adjusted net income of $151 million and adjusted TIER of 1.23 for the same prior year-to-date period. Our adjusted debt-to-equity ratio increased above our targeted threshold of 6.00-to-1 to 6.21 as of February 28, 2021, from 5.85 as of May 31, 2020. The increase was primarily attributable to an increase in adjusted liabilities due to additional borrowings to fund the growth in our loan portfolio.

We experienced a decrease in adjusted net income of $28 million in the current quarter from the same prior-year quarter, primarily attributable to the increase in the provision of credit losses of $31 million, to $33 million for the current quarter due to the allowance addition resulting from the significant adverse financial impact of the February 2021 polar vortex on two CFC Texas-based electric power supply borrowers. Adjusted net interest income increased $6 million, or 8%, to $75 million for the current quarter, driven by an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.08% and an increase in average interest-earning assets of $818 million, or 3%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 29 basis points to 3.10%, which was partially offset by a decrease in the average yield on interest-earning assets of 21 basis points to 3.99%. As noted above, the lower interest rate environment had a favorable impact on our adjusted average cost of borrowings and contributed to the decrease in the average yield on interest-earnings assets.

We experienced a decrease in adjusted net income of $25 million for the nine months ended February 28, 2021 from the same prior year-to-date period, largely attributable to the increase in the provision of credit losses of $34 million to $35 million resulting from the current quarter allowance addition of $33 million. The increase in the provision for credit losses was partially offset by an increase in our adjusted net interest income of $20 million, or 10%, to $220 million, driven by an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.05% and an increase in average interest-earning assets of $779 million, or 3%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 33 basis points to 3.14%, which was partially offset by a decrease in the average yield on interest-earning assets of 26 basis points to 3.99%, both of which were attributable to the lower interest rate environment.

Other factors affecting the variance between our adjusted results for the current year-to-date period and the same prior year-to-date period include the absence of a gain of $8 million recorded in connection with the sale of land in same the prior year-to-date period and a decrease in fee income of $5 million due to a reduction in prepayment fees, which together more than offset a reduction in other general and administrative expenses of $8 million due to reduced travel and in-person meetings and the cancellation of certain events because of the COVID-19 pandemic.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $28,327 million as of February 28, 2021, an increase of $1,625 million, or 6%, from May 31, 2020. The increase was driven by increases in long-term and line of credit loans of $941 million and $684 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, NCSC loans and RTFC loans of $1,108 million, $456 million, $24 million and $46 million, respectively, and a decrease in CFC statewide and associate loans of $9 million.

Long-term loan advances totaled $2,050 million during the nine months ended February 28, 2021, of which approximately 84% was provided to members for capital expenditures and 9% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,950 million during the same prior year-to-date period, of which approximately 77% was provided to members for capital expenditures and 18% was provided for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $281 million that were scheduled to reprice during the nine months ended February 28, 2021. Of this total, $268 million repriced to a new long-term fixed rate, $9 million repriced to a long-term variable rate and $4 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $350 million that were scheduled to reprice during the same prior year-to-date period, of which $330 million repriced to a new long-term fixed rate, $10 million repriced to a long-term variable rate and $10 million was repaid in full.

Credit Quality

In mid-February 2021, Texas and several neighboring states experienced a series of severe winter storms and record-low temperatures as a result of the polar vortex. The freezing conditions affected power demand, supply and market prices in Texas, triggering unprecedented increases in electrical power load demand in combination with significant reductions in power supply across Texas, including a loss of almost half of the electric generation within the Electric Reliability Council of Texas (“ERCOT”) service area. ERCOT raised wholesale electric power prices per megawatt hour to the maximum allowable amount of $9,000, to spur greater power generation by providing a financial incentive for power generators in the state to remain online. According to ERCOT data, pre-storm wholesale power prices were less than $50 per megawatt hour. ERCOT also initiated controlled rolling power outages, which impacted millions of residential and commercial customers, to protect and maintain the stability of the Texas electric grid.

The surge in wholesale electricity prices had a direct financial impact primarily on certain electric power supply utilities, including a significant adverse financial impact on two CFC Texas-based electric power supply borrowers that had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at peak prices to meet the electric demand of their member distribution system customers. On March 1, 2021, we were informed that Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based electric power supply borrower, filed for Chapter 11 bankruptcy protection. We had exposure to Brazos totaling $85 million as of February 28, 2021, consisting of unsecured loans outstanding of $82 million and letters of credit of $3 million, pursuant to a $500 million syndicated revolving credit agreement administered by Bank of America. As a result of draws on the letters of credit in March 2021, subsequent to Brazos’ bankruptcy filing, we currently have unsecured loans outstanding to Brazos of $85 million. We downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding of $82 million as of February 28, 2021 as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. In addition to the downgrade of Brazos, we made a material downgrade in the risk rating of another CFC Texas-based electric power supply borrower, which had loans outstanding of $383 million as of February 28, 2021. The risk rating for this borrower was downgraded from a rating within the pass category to special mention as of February 28, 2021.

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set off against such exposure to Brazos. The total so held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set off against Brazos’s obligations, totaled $117 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $20 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court, subject only to challenge by parties other than Brazos until May 16, 2021, and subject to extension beyond this date by order of the court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set off.

Loans outstanding to electric utility organizations of $27,885 million and $26,306 million as of February 28, 2021 and May 31, 2020, respectively, represented approximately 99% of total loans outstanding as of each date. Loans outstanding to Texas-based electric utility organizations accounted for 17% and 16% of total loans outstanding as of each respective date. Loans outstanding to Texas-based electric utility organizations covered by the Federal Agricultural Mortgage Corporation (“Farmer Mac”) standby repurchase agreement of $174 million and $181 million as of February 28, 2021 and May 31, 2020, respectively, reduced our Texas-based exposure to 16% and 15% of total loans outstanding as of each respective date. We historically have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 92% and 94% were secured as of February 28, 2021 and May 31, 2020, respectively.

Nonperforming loans increased $72 million to $240 million, or 0.85% of total loans outstanding, as of February 28, 2021, from $168 million, or 0.63% of total loans outstanding, as of May 31, 2020, primarily due to our classification of the loans outstanding of $82 million to Brazos as nonperforming as a result of its bankruptcy filing. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers totaling $10 million as nonperforming as of February 28, 2021. Although we experienced an increase in nonperforming and criticized loans due to the downgrade of the two CFC Texas-based electric power supply borrowers during the current quarter, we believe the overall credit quality of our loan portfolio remained strong as of February 28, 2021, as the adverse impact on the credit quality of our loan portfolio from the February 2021 polar vortex is primarily limited to these two Texas-based electric power supply borrowers. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively. In addition, we had no delinquent loans as of either February 28, 2021 or May 31, 2020. However, as a result of its bankruptcy filing, we expect that Brazos will be unable to make future scheduled loan payments without approval of the bankruptcy court.

Our allowance for credit losses and allowance coverage ratio increased to $92 million and 0.32%, respectively, as of February 28, 2021, from $53 million and 0.20%, respectively, as of May 31, 2020, primarily due to the current quarter addition to the allowance for credit losses of $33 million. This addition was driven by the material risk rating downgrade of the CFC Texas-based power supply borrower with loans outstanding totaling $383 million as of February 28, 2021, and the classification of the loans outstanding of $82 million to Brazos as nonperforming as of February 28, 2021.

On June 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard, which replaces the incurred loss methodology for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects our estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. The adoption of CECL resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million, recorded through a cumulative-effect adjustment. The impact on the reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies” of this Report. We also provide information on the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses.”

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $27,207 million as of February 28, 2021, an increase of $1,207 million from May 31, 2020, due to borrowings to fund the increase in loans to members. Debt activity during this period consisted of net increases in medium-term notes of $1,257 million and outstanding dealer commercial paper of $655 million, which together totaled $1,912 million. This increase was partially offset by net decreases in Farmer Mac notes payable of $384 million, borrowings under the United States Department of Agriculture (“USDA”) Guaranteed Underwriter Program (“Guaranteed Underwriter Program”) of $231 million, members’ subordinated certificates of $83 million and the combined outstanding amounts of member commercial paper, select notes and daily liquidity fund notes of $4 million, which together totaled $702 million. Outstanding dealer commercial paper of $655 million as of February 28, 2021 was below our targeted maximum threshold of $1,250 million.

On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. On February 8, 2021, we issued $350 million of aggregate principal amount of 1.65% collateral trust bonds due June 15, 2031. In February 2021, we issued dealer medium-term notes totaling $1,425 million.

On March 5, 2021, S&P Global Inc. (“S&P”) issued a downgrade of our long-term issuer credit rating, citing a shift from “Strong” to “Adequate” in its view of CFC’s risk position due to CFC’s loan portfolio concentration in the State of Texas. S&P also revised its outlook on CFC to negative based on the potential for additional elevated credit stress posed by Texas electric cooperatives due to the February 2021 polar vortex. The downgrade of CFC’s long-term issuer credit rating by S&P resulted in a downgrade of: (i) our senior secured and senior unsecured debt ratings to A- from A; (ii) our subordinated debt rating to BBB from BBB+; and (iii) our short-term issuer credit and commercial paper ratings to A-2 from A-1, each with a negative outlook. Our credit ratings by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) remain unchanged from May 31, 2020, and as of the date of this Report.

As discussed in the “Liquidity Risk” section, we believe CFC is well capitalized with adequate sources of liquidity and funding to meet our maturing debt obligations and loan demand from our members.

Liquidity

As of February 28, 2021, our sources of liquidity readily available for access totaled $7,566 million, consisting of (i) $170 million in cash and cash equivalents; (ii) investments in debt securities with a fair value of $575 million, subject to changes in market value; (iii) up to $2,722 million available for access under committed bank revolving line of credit agreements; (iv) up to $1,275 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,824 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

Debt scheduled to mature over the next 12 months totaled $7,082 million as of February 28, 2021, consisting of short-term borrowings of $4,408 million and long-term debt of $2,674 million. The short-term borrowings scheduled maturity amount of $4,408 million consists of member investments of $3,753 million and dealer commercial paper of $655 million. The long-term debt scheduled maturity amount of $2,674 million consists of fixed-rate debt totaling $1,579 million with a weighted average cost of 2.42%, variable-rate debt totaling $860 million and scheduled amortization on borrowings under the Guaranteed Underwriter Program and notes payable to Farmer Mac totaling $235 million. Our available liquidity of $7,566 million as of February 28, 2021, was $484 million in excess of our total debt obligations over the next 12 months of $7,082 million and $4,237 million in excess of, or 2.3 times, our long-term debt and dealer commercial paper obligations over the next 12 months of $2,674 million and $655 million, respectively, which together total $3,329 million.

Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. Member short-term investments in CFC averaged $3,658 million over the last six fiscal quarter-end reporting periods. We believe we can continue to roll over outstanding member short-term debt, which totaled $3,753 million as of February 28, 2021, based on our expectation that our members will continue to reinvest their excess cash in these short-term investment products offered by CFC. We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

We provide additional information on our primary sources and uses of liquidity and our liquidity profile below in the section “Liquidity Risk.”

COVID-19

Our priorities during the COVID-19 pandemic, which continues to persist, have been to protect the health and safety of our employees, while also ensuring that we are able to meet the needs of our electric cooperative borrowers as they operate in a sector in which the service provided to residential and commercial customers is considered essential. We continue to adhere to the COVID-19 workplace safety and health standards established by Virginia, where CFC is headquartered, and the guidance provided by the United States (“U.S.”) Center for Disease Control and Prevention. Since June 2020, we have been operating under a plan in which staff work at our corporate office and remotely based on a rotating schedule that limits the office occupancy level to approximately 25% of normal capacity. In addition, since the onset of the pandemic we have limited travel and in-person meetings. On March 23, 2021, Virginia’s governor announced an easing of some COVID-19 restrictions beginning April 1, 2021. Our plan, assuming no additional changes to current governmental and public health directives, is to move toward more normal operations beginning in May 2021, by bringing our staff back to our corporate office under a gradual transition schedule, with appropriate workplace protocols to mitigate risk and maintain the safety of our employees in compliance with federal, state and local laws and guidance.

While several U.S. industry sectors have been severely affected by the COVID-19 pandemic, we believe we have been able to navigate the challenges of the COVID-19 pandemic to date and that the pandemic has not had any significant negative effect on our liquidity. During the first nine months of the fiscal year ending May 31, 2021 (“fiscal year 2021”), we continued to be able to access the capital markets, private funding programs and our members for the funds required to repay maturing debt and provide loan advances to our members for capital improvements and to fund their operations. We also believe that the credit quality of our loan portfolio has remained strong throughout the pandemic. Our electric utility cooperative borrowers operate in a sector identified by the U.S. government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. While our electric cooperative members continue to be subject to certain state-mandated suspensions on utility shut-offs due to nonpayment, we have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic. We are in contact with our member borrowers on a continuous basis, closely monitoring developments and key credit metrics to facilitate the timely identification of loans with potential credit weaknesses and assess any notable shifts in the credit quality of our loan portfolio. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance of our members.

Recent Developments

On March 10, 2021, the CFC Board of Directors appointed J. Andrew Don, who has served as senior vice president and CFC’s Chief Financial Officer since 2013, to succeed Sheldon C. Petersen as CFC’s Chief Executive Officer (“CEO”), effective May 3, 2021, the date on which the July 23, 2020 announced retirement of Mr. Petersen as CEO is expected to occur. We do not anticipate any fundamental changes in CFC’s overall business model as a result of this leadership change. As a member-owned cooperative, we plan to continue working with our members to ensure that CFC is able to meet the financing needs of our members, as well as provide industry expertise and strategic services to aid them in delivering affordable and reliable essential services to their communities.

Outlook

We currently believe that the growth in outstanding loans coupled with an anticipated continued steepening of the yield curve in the near term will contribute to an increase in our net interest income, net interest yield, adjusted net interest income and adjusted net interest yield over the next 12 months. We anticipate that our adjusted debt-to-equity ratio, which excludes the impact of derivative forward fair value gains and losses, will remain above our targeted threshold of 6.00-to-1 for the next 12 months due to the current year-to-date increase in total debt outstanding to fund the growth in our loan portfolio. Our reported income and equity include the impact of periodic unrealized fluctuations in the fair value of our interest rate swaps. These periodic fluctuations are primarily driven by changes in expected interest rates over the life of the swaps, which we are unable to predict because the majority of our swaps are long-term, with an average remaining life of approximately 15 years as of February 28, 2021. We therefore exclude the potential impact of derivative forward value gains and losses from our forecasted adjusted net income-related measures.

We believe the overall credit quality of our loan portfolio remained high as of February 28, 2021, and the significant adverse financial impact from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to the two CFC Texas-based electric power supply borrowers discussed above. Our estimate of expected credit losses on loans outstanding to these two borrowers, which together totaled $465 million as of February 28, 2021, involves significant judgment and assumptions that are based on information available to us as of the date of this Report. Given that a resolution on these elevated power costs has not been reached and the process to reach a resolution is in a very early stage, there is significant uncertainty with regard to the ultimate outcome. Therefore, we are unable at this time to provide a reasonably reliable forecast of adjusted net income and adjusted TIER for the next 12 months. Our projected adjusted measures exclude the impact of derivative forward value gains and losses because we are unable to predict these amounts. We expect to adjust our current expected credit loss estimate for these two Texas-based electric power supply borrowers as developments occur in the resolution process and we accumulate additional, relevant information. As the outcome becomes more certain, we expect that we will resume providing a 12-month projected trend of adjusted net income and adjusted TIER.

See “Item 1A. Risk Factors” in our 2020 Form 10-K for a discussion of the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity.

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

Some of the key inputs we use in in determining the appropriate allowance for credit losses are more readily quantifiable, such as our historical loss data and third-party default data, while other inputs require more qualitative judgment, such as our internally assigned borrower risk ratings that are intended to assess a borrower’s capacity to meet its financial obligations and provide information on the probability of default. Degrees of imprecision exist in each of these inputs due in part to subjective judgments involved and an inherent lag in the data available to quantify current conditions and events that may affect our credit loss estimate.

Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. We perform an annual comprehensive review of each of our borrowers, following the receipt of the borrower’s annual audited financial statements, to reassess the borrower’s risk rating. In addition, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our Credit Risk Management Group and Corporate Credit Committee review and provide rigorous oversight and governance around our internally assigned risk ratings to ensure that the ratings process is consistent. In addition, we engage third-party credit risk management experts to conduct an independent annual review of our risk rating system to validate the overall integrity of our rating system. This review involves and evaluation of the accuracy and timeliness of individual risk ratings and the overall effectiveness of our risk rating framework relative to the risk profile of our credit exposures. While we have a robust risk rating process, changes in our borrower risk ratings may not always directly coincide with changes in the risk profile of an individual borrower due to the timing of the rating process and a potential lag in the receipt of information necessary to evaluate the impact of emerging developments and current conditions on the risk ratings of our borrower. Although our allowance for credit losses is sensitive to each key input, shifts in the credit risk ratings of our borrowers generally have the most notable impact on our allowance for credit losses.

Our allowance for credit losses was $92 million as of February 28, 2021, consisting of an allowance for loans collectively evaluated of $50 million and an allowance for loans individually evaluated of $42 million. The allowance coverage ratio was 0.32% as of February 28, 2021. A one-level favorable shift in the risk rating for each of our borrowers would have resulted in a decrease in the collective allowance for credit losses of $32 million as of February 28, 2021, and a total allowance coverage ratio of 0.21%. A one-level unfavorable shift in the risk rating for each borrowers would have resulted in an increase in the collective allowance for credit losses of $22 million as of February 28, 2021, and a total allowance coverage ratio of 0.40%. This sensitivity analyses does not represent management’s expectations of changes in the credit risk profile of our borrowers, but is provided to illustrate the hypothetical impact of changes in the primary credit quality indicator we use in evaluating the overall credit risk profile of our loan portfolio on the allowance for credit losses. We believe the borrower risk ratings currently in use are appropriate and the likelihood of the occurrence of the alternative hypothetical scenarios presented is remote.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between the three months ended February 28, 2021 and February 29, 2020 and between the nine months ended February 28, 2021 and February 29, 2020. Following this section, we provide a comparative analysis of our consolidated balance sheets as of February 28, 2021 and May 31, 2020. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and nine months ended February 28, 2021 and February 29, 2020, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended
(Dollars in thousands)	February 28, 2021			February 29, 2020
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$25,110,992	$262,379	4.24%	$23,957,348	$261,036	4.38%
Long-term variable-rate loans	620,837	3,435	2.24	929,992	7,552	3.27
Line of credit loans	1,623,389	8,605	2.15	1,757,380	13,378	3.06
Troubled debt restructuring (“TDR”) loans	10,175	194	7.73	11,053	210	7.64
Nonperforming loans	179,676	—	—	—	—	—
Other, net(2)	—	(348)	—	—	(419)	—
Total loans	27,545,069	274,265	4.04	26,655,773	281,757	4.25
Cash, time deposits and investment securities	763,378	3,907	2.08	834,920	5,438	2.62
Total interest-earning assets	$28,308,447	$278,172	3.99%	$27,490,693	$287,195	4.20%
Other assets, less allowance for credit losses	669,136			482,234
Total assets	$28,977,583			$27,972,927

Liabilities:
Short-term borrowings	$4,762,171	$3,473	0.30%	$4,824,675	$21,185	1.77%
Medium-term notes	3,744,027	27,751	3.01	3,408,324	30,860	3.64
Collateral trust bonds	6,919,530	61,903	3.63	6,937,982	62,914	3.65
Guaranteed Underwriter Program notes payable	6,110,139	41,426	2.75	5,379,993	39,708	2.97
Farmer Mac notes payable	2,694,586	12,079	1.82	2,930,004	21,220	2.91
Other notes payable	9,403	51	2.20	14,226	97	2.74
Subordinated deferrable debt	986,233	12,886	5.30	986,041	12,881	5.25
Subordinated certificates	1,261,925	13,471	4.33	1,345,250	14,175	4.24
Total interest-bearing liabilities	$26,488,014	$173,040	2.65%	$25,826,495	$203,040	3.16%
Other liabilities	1,451,553			1,064,666
Total liabilities	27,939,567			26,891,161
Total equity	1,038,016			1,081,766
Total liabilities and equity	$28,977,583			$27,972,927
Net interest spread(3)			1.34%			1.04%
Impact of non-interest bearing funding(4)			0.17			0.19
Net interest income/net interest yield(5)		$105,132	1.51%		$84,155	1.23%

Adjusted net interest income/adjusted net interest yield:
Interest income		$278,172	3.99%		$287,195	4.20%
Interest expense		173,040	2.65		203,040	3.16
Add: Net periodic derivative cash settlements interest expense(6)		29,735	1.35		14,354	0.58
Adjusted interest expense/adjusted average cost(7)		$202,775	3.10%		$217,394	3.39%
Adjusted net interest spread(5)			0.89%			0.81%
Impact of non-interest bearing funding(4)			0.19			0.21
Adjusted net interest income/adjusted net interest yield(8)		$75,397	1.08%		$69,801	1.02%

	Nine Months Ended
(Dollars in thousands)	February 28, 2021			February 29, 2020
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$24,845,687	$787,763	4.24%	$23,716,480	$780,228	4.39%
Long-term variable-rate loans	649,068	11,431	2.35	951,172	25,439	3.57
Line of credit loans	1,446,202	23,841	2.20	1,666,290	42,089	3.37
Troubled debt restructuring (“TDR”) loans	10,421	597	7.66	11,341	628	7.40
Nonperforming loans	167,586	—	—	—	—	—
Other, net(2)	—	(1,027)	—	—	(990)	—
Total loans	27,118,964	822,605	4.06	26,345,283	847,394	4.30
Cash, time deposits and investment securities	805,102	11,650	1.93	799,673	16,853	2.82
Total interest-earning assets	$27,924,066	$834,255	3.99%	$27,144,956	$864,247	4.25%
Other assets, less allowance for credit losses	570,775			547,173
Total assets	$28,494,841			$27,692,129

Liabilities:
Short-term borrowings	$4,248,077	$11,217	0.35%	$4,146,382	$66,119	2.13%
Medium-term notes	3,675,148	86,765	3.16	3,489,031	94,376	3.61
Collateral trust bonds	6,854,040	186,119	3.63	7,185,889	192,818	3.58
Guaranteed Underwriter Program notes payable	6,187,316	125,007	2.70	5,384,520	119,927	2.98
Farmer Mac notes payable	2,893,312	38,618	1.78	2,974,785	68,948	3.10
Other notes payable	10,926	193	2.36	19,436	581	3.99
Subordinated deferrable debt	986,184	38,669	5.24	986,017	38,647	5.24
Subordinated certificates	1,275,286	40,850	4.28	1,352,403	42,766	4.22
Total interest-bearing liabilities	$26,130,289	$527,438	2.70%	$25,538,463	$624,182	3.26%
Other liabilities	1,527,932			1,064,411
Total liabilities	27,658,221			26,602,874
Total equity	836,620			1,089,255
Total liabilities and equity	$28,494,841			$27,692,129
Net interest spread(3)			1.29%			0.99%
Impact of non-interest bearing funding(4)			0.18			0.19
Net interest income/net interest yield(5)		$306,817	1.47%		$240,065	1.18%

Adjusted net interest income/adjusted net interest yield:
Interest income		$834,255	3.99%		$864,247	4.25%
Interest expense		527,438	2.70		624,182	3.26
Add: Net periodic derivative cash settlements interest expense(6)		86,507	1.28		39,547	0.51
Adjusted interest expense/adjusted average cost(7)		$613,945	3.14%		$663,729	3.47%
Adjusted net interest spread(5)			0.85%			0.78%
Impact of non-interest bearing funding(4)			0.20			0.21
Adjusted net interest income/adjusted net interest yield(8)		$220,310	1.05%		$200,518	0.99%

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
(6)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $8,906 million and $9,997 million for the three months ended February 28, 2021 and February 29, 2020, respectively. The average outstanding notional amount of interest rate swaps was $9,061 million and $10,451 million for the nine months ended February 28, 2021 and February 29, 2020, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended			Nine Months Ended
	February 28, 2021 versus February 29, 2020			February 28, 2021 versus February 29, 2020
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$1,343	$10,305	$(8,962)	$7,535	$36,397	$(28,862)
Long-term variable-rate loans	(4,117)	(2,552)	(1,565)	(14,008)	(8,096)	(5,912)
Line of credit loans	(4,773)	(1,122)	(3,651)	(18,248)	(5,593)	(12,655)
TDR loans	(16)	(18)	2	(31)	(51)	20
Other, net	71	—	71	(37)	—	(37)
Total loans	(7,492)	6,613	(14,105)	(24,789)	22,657	(47,446)
Cash, time deposits and investment securities	(1,531)	(507)	(1,024)	(5,203)	99	(5,302)
Total interest income	(9,023)	6,106	(15,129)	(29,992)	22,756	(52,748)

Interest expense:
Short-term borrowings	(17,712)	(448)	(17,264)	(54,902)	1,559	(56,461)
Medium-term notes	(3,109)	2,759	(5,868)	(7,611)	4,943	(12,554)
Collateral trust bonds	(1,011)	(687)	(324)	(6,699)	(9,074)	2,375
Guaranteed Underwriter Program notes payable	1,718	5,016	(3,298)	5,080	17,754	(12,674)
Farmer Mac notes payable	(9,141)	(1,867)	(7,274)	(30,330)	(1,950)	(28,380)
Other notes payable	(46)	(33)	(13)	(388)	(255)	(133)
Subordinated deferrable debt	5	(104)	109	22	(29)	51
Subordinated certificates	(704)	(988)	284	(1,916)	(2,476)	560
Total interest expense	(30,000)	3,648	(33,648)	(96,744)	10,472	(107,216)

Net interest income	$20,977	$2,458	$18,519	$66,752	$12,284	$54,468

Adjusted net interest income:
Interest income	$(9,023)	$6,106	$(15,129)	$(29,992)	$22,756	$(52,748)
Interest expense	(30,000)	3,648	(33,648)	(96,744)	10,472	(107,216)
Net periodic derivative cash settlements interest expense(2)	15,381	(1,672)	17,053	46,960	(5,289)	52,249
Adjusted interest expense(3)	(14,619)	1,976	(16,595)	(49,784)	5,183	(54,967)
Adjusted net interest income	$5,596	$4,130	$1,466	$19,792	$17,573	$2,219
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

Reported Net Interest Income

Reported net interest income of $105 million for the current quarter increased $21 million, or 25%, from the same prior-year quarter, driven by the combined impact of an increase in the net interest yield of 28 basis points, or 23%, to 1.51% and an increase in average interest-earning assets of $818 million, or 3%.

•Net Interest Yield: The increase in the net interest yield of 28 basis points, or 23%, was largely due to a reduction in our average cost of borrowings of 51 basis points to 2.65%, partially offset by a decrease in the average yield on interest-earning assets of 21 basis points to 3.99%. The reduction in our average cost of borrowings was primarily driven by a decrease in the average cost of our short-term and variable-rate borrowings due to the decrease in short-term interest rates as the FOMC lowered the benchmark federal funds rate by 150 basis points in March 2020 to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The target federal funds rate range has remained unchanged since that time. As a result, we experienced a decrease in our average short-term borrowings cost of 147 basis points to 0.30% for the current quarter. The decrease in the average yield on interest-earning assets reflected the combined impact of a reduction in the average yield on our long-term fixed-rate loan portfolio, as the maturity and pay-off of loan advances at higher rates were replaced with new loan advances at lower rates due to the lower interest rate environment, and a reduction in the average yield on our long-term variable-rate and line of credit loan portfolios due to the decline in short-term interest rates over the last 12 months.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by growth in average total loans of $889 million, or 3%, attributable to an increase in average long-term fixed-rate loans of $1,154 million, or 5%. The lower interest rate environment has presented an opportunity for members to obtain advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest.

Reported net interest income of $307 million for the nine months ended February 28, 2021 increased $67 million, or 28%, from the same prior year-to-date period, driven by an increase in the net interest yield of 29 basis points, or 25%, to 1.47% and an increase in average interest-earning assets of 3%.

•Net Interest Yield: The increase in the net interest yield of 29 basis points, or 25%, was largely due to a reduction in our average cost of borrowings of 56 basis points to 2.70%, partially offset by a decrease in the average yield on interest-earning assets of 26 basis points to 3.99%. The declines in our average cost of borrowing and average yield on interest-earning assets reflect in part the impact of the overall lower interest rate environment, particularly short-term interest rates. As indicated above in Table 3, we experienced a decrease in our average cost of short-term borrowings of 178 basis points to 0.35% as a result of the decline in short-term interest rates, which was the primary driver of the reduction in our overall average cost of borrowings. The pay-off of higher fixed-rate loans and the replacement with new, lower fixed-rate loan advances contributed to the decline in the average yield on our long-term fixed-rate loan portfolio. We also experienced a reduction in the average yield on our long-term variable-rate and line of credit loan portfolios due to the decline in short-term interest rates over the last 12 months.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by growth in average total loans of $774 million, or 3%, attributable to an increase in average long-term fixed-rate loans of $1,129 million, or 5%, as the lower interest rate environment presented an opportunity for members to obtain advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest.

Adjusted Net Interest Income

Adjusted net interest income of $75 million for the current quarter increased $6 million, or 8%, from the same prior-year quarter, driven by an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.08%, and the increase in average interest-earning assets of $818 million, or 3%.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 6 basis points, or 6%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 29 basis points to 3.10%, which was partially offset by the decrease in the average yield on interest-earning assets of 21 basis points to 3.99%. As discussed above, the lower interest rate environment had a favorable impact on our adjusted average cost of borrowings and contributed to the decrease in the average yield on interest-earnings assets.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by the growth in average total loans of $889 million, or 3%.

Adjusted net interest income of $220 million for the nine months ended February 28, 2021 increased $20 million, or 10%, from the same prior year-to-date period, driven by an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.05%, and the increase in average interest-earning assets of $779 million, or 3%.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 6 basis points, or 6%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 33 basis points to 3.14%, which was partially offset by the decrease in the average yield on interest-earning assets of 26 basis points to 3.99%, both of which were attributable to the lower interest rate environment. The decrease in the average cost of our short-term borrowings was the primary driver of the overall reduction in our average cost of borrowing as indicated in the net interest yield and rate/ volume analysis presented above in Table 2 and Table 3, respectively.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was primarily driven by the growth in average total loans of $774 million, or 3%.

We include the net periodic derivative interest settlement amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $30 million for the current quarter, an increase of $16 million from the $14 million recorded for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $87 million for the current year-to-date period, an increase of $47 million from the $40 million recorded for the same prior year-to-date period. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. The floating-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 127 basis points over the last 12 months to 0.19% as of February 28, 2021. The decrease in the 3-month LIBOR drove the increase in the net periodic derivative cash settlements interest expense recorded in the current-year periods.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Credit Losses

We recorded a provision for credit losses, based on the CECL model for estimating the allowance, of $33 million and $35 million for the three and nine months ended February 28, 2021, respectively. In comparison, we recorded a provision for credit losses, based on the incurred model for estimating the allowance, of $2 million and $1 million for the three and nine months ended February 29, 2020, respectively.

Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Prior to the adoption of CECL on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date.

As discussed above in “Executive Summary—Credit Quality,” the increases in the provision for credit losses for the current-year periods from the same prior-year periods were primarily attributable to an addition to our allowance for credit losses during the current quarter of $33 million, as a result of the significant adverse financial impact on two CFC Texas-based electric power supply borrowers due to their exposure to the elevated power costs during the February 2021 polar vortex..

We discuss our methodology for estimating the allowance for credit losses under the CECL model, which we adopted on June 1, 2020, in “Note 1—Summary of Significant Accounting Policies” of this Report. We also provide information on the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses.”

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities. In the fourth quarter of the fiscal year ended May 31, 2020 (“fiscal year 2020”), we transferred all of the debt securities in our held-to-maturity investment portfolio to trading. As a result, we discontinued the reporting of our debt securities at amortized cost and began reporting these securities at fair value and recognizing the related unrealized gains and losses in earnings.

Table 4 presents the components of non-interest income for the three and nine months ended February 28, 2021 and February 29, 2020.

Table 4: Non-Interest Income

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Non-interest income:
Fee and other income	$3,819	$3,647	$13,667	$18,430
Derivative gains (losses)	330,196	(337,936)	471,759	(550,211)
Investment securities gains (losses)	(2,807)	749	491	2,255
Total non-interest income (loss)	$331,208	$(333,540)	$485,917	$(529,526)

The significant variances between non-interest income for the current-year periods and the same prior-year periods were attributable to the mark-to-market changes in the fair value of our derivative instruments. In addition, we experienced a decrease in fee and other income of $5 million during the nine months ended February 28, 2021, due to lower prepayment fees than in the same prior-year period.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use Treasury Locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, we typically designate Treasury Locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of February 28, 2021 or May 31, 2020.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”), and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only. The benchmark variable rate for the substantial majority of the floating rate payments under our swap agreements is 3-month LIBOR. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps; therefore, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening, inversion or steepening—will also impact the fair value of our derivatives.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and nine months ended February 28, 2021 and February 29, 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(29,735)	$(14,354)	$(86,507)	$(39,547)
Derivative forward value gains (losses)	359,931	(323,582)	558,266	(510,664)
Derivative gains (losses)	$330,196	$(337,936)	$471,759	$(550,211)

The derivative gains of $330 million recorded during the current quarter were attributable to an increase in the net fair value of our swap portfolio resulting from an increase in medium- and longer-term swap interest rates, as depicted by the comparative February 28, 2021 and November 30, 2020 swap curves presented in the chart below. In contrast, we recorded derivative losses of $338 million for the same prior-year quarter due to a decrease in the net fair value of our swap portfolio resulting from a decline in interest rates across the swap curve during the period.

The derivative gains of $472 million recorded during the nine months ended February 28, 2021, were attributable to an increase in the net fair value of our swap portfolio resulting from increases in medium- and longer-term swap interest rates, as depicted by the comparative February 28, 2021 and May 31, 2020 swap curves presented in the chart below. In contrast, the derivative losses of $550 million during the same prior year-to-date period were attributable to a decrease in the net fair value of our swap portfolio resulting from declines in interest rates across the swap curve, as depicted by the comparative February 29, 2020 and May 31, 2019 swap curves presented in the chart below.

Derivative Cash Settlements

As indicated in Table 5 above, we recorded net periodic derivative cash settlements interest expense of $30 million for the current quarter, an increase of $16 million from the $14 million recorded for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $87 million for the nine months ended February 28, 2021, an increase of $47 million from the $40 million recorded for the same prior year-to-date period. The floating-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 127 basis points over the last 12 months to 0.19% as of February 28, 2021. The decrease in the 3-month LIBOR drove the increase in the net periodic derivative cash settlements interest expense recorded in the current-year periods.

As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 74% and 71% of the outstanding notional amount of our derivative portfolio as of February 28, 2021 and May 31, 2020, respectively. Table 6 displays, by interest rate swap agreement type, the average outstanding notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended
	February 28, 2021			February 29, 2020
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,506,850	2.71%	0.24%	$7,047,332	2.82%	1.89%
Receive-fixed swaps	2,399,000	0.96	2.80	2,949,549	2.58	2.69
Total	$8,905,850	2.25%	0.93%	$9,996,881	2.75%	2.12%

	Nine Months Ended
	February 28, 2021			February 29, 2020
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,534,162	2.76%	0.29%	$7,233,790	2.83%	2.12%
Receive-fixed swaps	2,527,205	1.06	2.78	3,216,883	2.82	2.61
Total	$9,061,367	2.28%	0.98%	$10,450,673	2.83%	2.27%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of both February 28, 2021 and February 29, 2020.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Comparative Swap Curves

The chart below provides comparative swap curves as of February 28, 2021, November 30, 2020, May 31, 2020, February 29, 2020 and May 31, 2019.

Comparative Swap Curves
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
2.50%
1.98%
1.92%
2.09%
2.30%
1.86%
1.46%
1.48%
1.27%
1.09%
1.27%
0.94%
0.94%
0.83%
0.85%
0.94%
0.43%
0.34%
0.25%
0.64%
0.23%
0.24%
0.36%
0.19%
0.23%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Feb 28, 2021
Nov 30, 2020
May 31, 2020
Feb 29, 2020
May 31, 2019

____________________________
Benchmark rates obtained from Bloomberg.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and nine months ended February 28, 2021 and February 29, 2020.

Table 7: Non-Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Non-interest expense:
Salaries and employee benefits	$(14,259)	$(12,895)	$(41,403)	$(38,565)
Other general and administrative expenses	(9,303)	(12,374)	(28,958)	(36,802)
Losses on early extinguishment of debt	—	(69)	(1,455)	(683)
Other non-interest income (expense)	(301)	(290)	(956)	6,574
Total non-interest expense	$(23,863)	$(25,628)	$(72,772)	$(69,476)

Non-interest expense of $24 million for the current quarter decreased $2 million from the same prior-year quarter, with a decrease in other general and administrative expenses slightly offsetting an increase in salaries and employee benefits. Non-interest expense of $73 million for the nine months ended February 28, 2021 increased $3 million, or 5%, from the same prior year-to-date period, primarily due to the absence of a gain of $8 million recorded in connection with our sale of land in the same prior year-to-date period and the increase of $3 million in salaries and benefits, which were partially offset by a reduction in other general and administrative expenses of $8 million largely due to reduced travel and in-person meeting costs and the cancellation of certain events because of the COVID-19 pandemic.

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

We recorded net income attributable to noncontrolling interests of $1 million and $2 million for the three and nine months ended February 28, 2021, respectively. In comparison, we recorded net loss attributable to noncontrolling interests of $1 million and $3 million for the three and nine months ended February 29, 2020, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $29,415 million as of February 28, 2021 increased $1,257 million from May 31, 2020, primarily due to growth in our loan portfolio. Total liabilities of $28,146 million as of February 28, 2021 increased by $638 million, or 2%, from May 31, 2020, primarily due to debt issuances to fund loan growth. Total equity increased $620 million to $1,269 million as of February 28, 2021, attributable to our reported net income of $684 million for the current year-to-date period, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and a decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

Below is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 28, 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

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

Loans Outstanding

Table 8 summarizes loans to members, by member class and by loan type, as of February 28, 2021 and May 31, 2020. As indicated in Table 8, loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both February 28, 2021 and May 31, 2020, and long-term fixed-rate loans accounted for 90% and 92% of loans to members as of February 28, 2021 and May 31, 2020, respectively.

Table 8: Loans Outstanding by Member Class and Loan Type

	February 28, 2021		May 31, 2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Change
Loans by member class:
CFC:
Distribution	$21,878	78%	$20,770	78%	$1,108
Power supply	5,188	18	4,732	18	456
Statewide and associate	97	—	106	—	(9)
CFC total	27,163	96	25,608	96	1,555
NCSC	722	3	698	3	24
RTFC	431	1	385	1	46
Total loans outstanding(1)	28,316	100	26,691	100	1,625
Deferred loan origination costs	11	—	11	—	—
Loans to members	$28,327	100%	$26,702	100%	$1,625

Loans by type:
Long-term loans:
Fixed-rate	$25,443	90%	$24,472	92%	$971
Variable-rate	626	2	656	2	(30)
Total long-term loans	26,069	92	25,128	94	941
Line of credit loans	2,247	8	1,563	6	684
Total loans outstanding(1)	28,316	100	26,691	100	1,625
Deferred loan origination costs	11	—	11	—	—
Loans to members	$28,327	100%	$26,702	100%	$1,625
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.

Loans to members totaled $28,327 million as of February 28, 2021, an increase of $1,625 million, or 6%, from May 31, 2020. The increase was driven primarily by an increase in long-term loans and line of credit loans of $941 million and $684 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, NCSC loans and RTFC loans of $1,108 million, $456 million, $24 million and $46 million, respectively, and a decrease in CFC statewide and associate loans of $9 million.

Long-term loan advances totaled $2,050 million during the nine months ended February 28, 2021, of which approximately 84% was provided to members for capital expenditures and 9% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,950 million during the same prior year-to-date period, of which approximately 77% was provided to members for capital expenditures and 18% was provided for the refinancing of loans made by other lenders.

We provide additional information about our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2020 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the nine months ended February 28, 2021 and in fiscal year 2020. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term ranging from one year to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Nine Months Ended		Fiscal Year Ended
	February 28, 2021		May 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$268,044	96%	$441,165	95%
Long-term variable rate selected	9,200	3	11,446	3
Total loans retained by CFC	277,244	99	452,611	98
Loans repaid	3,508	1	10,350	2
Total	$280,752	100%	$462,961	100%
____________________________
(1)Does not include NCSC and RTFC loans.

As displayed in Table 9, of the loans that repriced during the nine months ended February 28, 2021 and fiscal year 2020, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, which is calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal year period ended May 31, 2020.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of February 28, 2021 and May 31, 2020. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	February 28, 2021	May 31, 2020	Change
Debt product type:
Commercial paper:
Members, at par	$1,371,796	$1,318,566	$53,230
Dealer, net of discounts	654,988	—	654,988
Total commercial paper	2,026,784	1,318,566	708,218
Select notes to members	1,370,795	1,597,959	(227,164)
Daily liquidity fund notes to members	678,792	508,618	170,174
Medium-term notes:
Members, at par	629,298	658,959	(29,661)
Dealer, net of discounts	4,355,807	3,068,793	1,287,014
Total medium-term notes	4,985,105	3,727,752	1,257,353
Collateral trust bonds	7,187,933	7,188,553	(620)
Guaranteed Underwriter Program notes payable	6,029,890	6,261,312	(231,422)
Farmer Mac notes payable	2,675,979	3,059,637	(383,658)
Other notes payable	8,223	11,612	(3,389)
Subordinated deferrable debt	986,265	986,119	146
Members’ subordinated certificates:
Membership subordinated certificates	628,589	630,483	(1,894)
Loan and guarantee subordinated certificates	389,265	482,965	(93,700)
Member capital securities	239,170	226,170	13,000
Total members’ subordinated certificates	1,257,024	1,339,618	(82,594)
Total debt outstanding	$27,206,790	$25,999,746	$1,207,044

Security type:
Secured debt	58%	64%
Unsecured debt	42	36
Total	100%	100%

Funding source:
Members	20%	21%
Private placement:
Guaranteed Underwriter Program notes payable	22	24
Farmer Mac notes payable	10	12
Total private placement	32	36
Capital markets	48	43
Total	100%	100%

Interest rate type:
Fixed-rate debt	77%	75%
Variable-rate debt	23	25
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	92%	90%
Variable-rate debt(2)	8	10
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	16%	15%
Long-term and subordinated debt(4)	84	85
Total	100%	100%

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

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $27,207 million as of February 28, 2021, an increase of $1,207 million from May 31, 2020, due to an increase in borrowings to fund the increase in loans to members. Debt activity during this period consisted of net increases in outstanding dealer commercial paper of $655 million and medium-term notes of $1,257 million which together totaled $1,912 million. This increase was partially offset by net decreases in Farmer Mac notes payable of $384 million, borrowings under the Guaranteed Underwriter Program of $231 million, members’ subordinated certificates of $83 million and member commercial paper, select notes and daily liquidity fund notes of $4 million, which together totaled $702 million. Outstanding dealer commercial paper, which totaled $655 million as of February 28, 2021, was below our targeted maximum threshold of $1,250 million.

On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On February 8, 2021, we issued $350 million of aggregate principal amount of 1.65% collateral trust bonds due June 15, 2031. In February 2021, we issued dealer medium-term notes totaling $1,425 million.

On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by product type, as of February 28, 2021 and May 31, 2020.

Table 11: Member Investments

	February 28, 2021		May 31, 2020		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investments:
Commercial paper	$1,371,796	68%	$1,318,566	100%	$53,230
Select notes	1,370,795	100	1,597,959	100	(227,164)
Daily liquidity fund notes	678,792	100	508,618	100	170,174
Medium-term notes	629,298	13	658,959	18	(29,661)
Members’ subordinated certificates	1,257,024	100	1,339,618	100	(82,594)
Total member investments	$5,307,705		$5,423,720		$(116,015)

Percentage of total debt outstanding	20%		21%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $5,308 million and accounted for 20% of total debt outstanding as of February 28, 2021, compared with $5,424 million, or 21% of total debt outstanding as of May 31, 2020. Over the last twelve quarters, debt issued to members has averaged $4,947 million as of each quarter end.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,408 million and accounted for 16% of total debt outstanding as of February 28, 2021, compared with $3,962 million, or 15%, of total debt outstanding as of May 31, 2020. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt together totaled $22,799 million and accounted for 84% of total debt outstanding as of February 28, 2021, compared with $22,038 million, or 85% of total debt outstanding as of May 31, 2020. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of February 28, 2021 and May 31, 2020 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement Coverage Ratios
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
Debt Agreement			February 28, 2021	May 31, 2020
Collateral trust bonds 1994 indenture	100%	150%	125%	114%
Collateral trust bonds 2007 indenture	100	150	117	113
Guaranteed Underwriter Program notes payable	100	150	120	120
Farmer Mac notes payable	100	150	118	121
Clean Renewable Energy Bonds Series 2009A	100	150	132	120
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $27,207 million as of February 28, 2021, $15,898 million, or 58%, was secured by pledged loans totaling $19,132 million. In comparison, of our total debt outstanding of $26,000 million as of May 31, 2020, $16,515 million, or 64%, was secured by pledged loans totaling $19,643 million. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs; however, our collateral pledging requirements are based on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2021 and May 31, 2020.

Table 13: Unencumbered Loans

(Dollars in thousands)	February 28, 2021	May 31, 2020
Total loans outstanding(1)	$28,315,671	$26,690,854
Less: Loans required to be pledged for secured debt (2)	(16,162,992)	(16,784,728)
Loans pledged in excess of requirement (2)(3)	(2,969,014)	(2,858,238)
Total pledged loans	(19,132,006)	(19,642,966)
Unencumbered loans	$9,183,665	$7,047,888

Unencumbered loans as a percentage of total loans outstanding	32%	26%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2021 and May 31, 2020.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,969 million and $2,858 million as of February 28, 2021 and May 31, 2020, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 14 presents the components of total CFC equity and total equity as of February 28, 2021 and May 31, 2020.

Table 14: Equity

(Dollars in thousands)	February 28, 2021	May 31, 2020	Change
Equity components:
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	1,510	2,224	(714)
Total membership fees and educational fund	2,479	3,193	(714)
Patronage capital allocated	834,209	894,066	(59,857)
Members’ capital reserve	807,320	807,320	—
Total allocated equity	1,644,008	1,704,579	(60,571)
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,079,739)	(348,965)	(730,774)
Year-to-date derivative forward value gains (losses) (1)	555,305	(730,774)	1,286,079
Period-end cumulative derivative forward value losses(1)	(524,434)	(1,079,739)	555,305
Other unallocated net income	126,152	3,191	122,961
Unallocated net loss	(398,282)	(1,076,548)	678,266
CFC retained equity	1,245,726	628,031	617,695
Accumulated other comprehensive loss	(1,659)	(1,910)	251
Total CFC equity	1,244,067	626,121	617,946
Noncontrolling interests	24,522	22,701	1,821
Total equity	$1,268,589	$648,822	$619,767
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 37 in the “Non-GAAP Financial Measures” section below. Also, see “Note 14—Business Segments” for the statements of operations for CFC.

Total equity increased $620 million to $1,269 million as of February 28, 2021, attributable to our reported net income of $684 million for the nine months ended February 28, 2021, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and a decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 15 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of February 28, 2021 and May 31, 2020.

Table 15: Guarantees Outstanding

(Dollars in thousands)	February 28, 2021	May 31, 2020	Change
Guarantee type:
Long-term tax-exempt bonds(1)	$146,125	$263,875	$(117,750)
Letters of credit(2)	376,984	413,839	(36,855)
Other guarantees	153,276	143,072	10,204
Total	$676,385	$820,786	$(144,401)

Company:
CFC(3)	$654,079	$810,787	$(156,708)
NCSC	22,306	9,999	12,307
Total	$676,385	$820,786	$(144,401)
____________________________
(1) Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2) Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both February 28, 2021 and May 31, 2020.

Of the total notional amount of our outstanding guarantee obligations of $676 million and $821 million as of February 28, 2021 and May 31, 2020, respectively, 41% and 48%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

We were the guarantor and liquidity provider on $146 million of tax-exempt bonds as of February 28, 2021. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2021 or fiscal year 2020.

We had outstanding letters of credit for the benefit of our members totaling $377 million as of February 28, 2021. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of February 28, 2021, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $66 million as of February 28, 2021. All of these master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 16 presents the maturities of the outstanding notional amount of guarantee obligations of $676 million as of February 28, 2021, in each fiscal year during the five-year period ended May 31, 2025, and thereafter.

Table 16: Maturities of Guarantee Obligations

	Outstanding Notional Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Guarantees	$676,385	$18,430	$186,729	$26,695	$52,750	$93,637	$298,144

We recorded a guarantee liability of $11 million as of both February 28, 2021 and May 31, 2020, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 17 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 28, 2021 and May 31, 2020.

Table 17: Unadvanced Loan Commitments

	February 28, 2021		May 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$5,385,839	39%	$5,072,921	38%	$312,918
Unconditional(2)	3,047,263	22	2,857,029	21	190,234
Total line of credit unadvanced commitments	8,433,102	61	7,929,950	59	503,152
Total long-term loan unadvanced commitments(1)	5,491,495	39	5,458,676	41	32,819
Total unadvanced loan commitments	$13,924,597	100%	$13,388,626	100%	$535,971
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 18 presents the maturities, by loan type, of our total unadvanced loan commitments of $13,925 million as of February 28, 2021, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 18: Unadvanced Loan Commitments Maturities of Notional Amount

	Available Balance	Notional Maturities of Unadvanced Loan Commitments by Fiscal Year
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit loans	$8,433,102	$71,079	$4,352,328	$1,482,817	$1,120,063	$1,054,376	$352,439
Long-term loans	5,491,495	65,531	978,673	806,491	1,646,073	888,679	1,106,048
Total	$13,924,597	$136,610	$5,331,001	$2,289,308	$2,766,136	$1,943,055	$1,458,487

Unadvanced line of credit commitments and unadvanced long-term loan commitments accounted for 61% and 39%, respectively, of total unadvanced loan commitments as of February 28, 2021. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility if a material adverse change exists. Our unadvanced long-term loan commitments generally have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,491 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,925 million as of February 28, 2021 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,878 million and $10,532 million as of February 28, 2021 and May 31, 2020, respectively, and accounted for 78% and 79%, respectively, of the combined total of unadvanced line of credit and long-term loan commitments as of each respective date. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,047 million and $2,857 million as of February 28, 2021 and May 31, 2020, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 91% of unconditional line of credit commitments as of February 28, 2021. The remaining 9% represented unconditional committed line of credit loans, for which any new advance would be made at rates determined by us.

Table 19 presents the maturities of our unadvanced committed lines of credit not subject to a material adverse clause of $3,047 million as of February 28, 2021, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 19: Unconditional Committed Lines of Credit Maturities of Notional Amount

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit by Fiscal Year
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Committed lines of credit	$3,047,263	$370	$150,480	$1,156,586	$658,698	$916,682	$164,447

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

Loan Portfolio Credit Risk

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Loans outstanding to electric utility organizations of $27,885 million and $26,306 million as of February 28, 2021 and May 31, 2020, respectively, accounted for 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

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

Table 20 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of February 28, 2021 and May 31, 2020. Of our total loans outstanding, 92% and 94% were secured as of February 28, 2021 and May 31, 2020, respectively.

Table 20: Loan Portfolio Security Profile

	February 28, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$25,197,746	99%	$245,508	1%	$25,443,254
Long-term variable-rate loans	622,558	99	3,141	1	625,699
Total long-term loans	25,820,304	99	248,649	1	26,068,953
Line of credit loans	219,730	10	2,026,988	90	2,246,718
Total loans outstanding(1)	$26,040,034	92	$2,275,637	8	$28,315,671

Company:
CFC	$24,953,115	92%	$2,209,712	8%	$27,162,827
NCSC	679,789	94	42,105	6	721,894
RTFC	407,130	94	23,820	6	430,950
Total loans outstanding(1)	$26,040,034	92	$2,275,637	8	$28,315,671

	May 31, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$24,137,145	99%	$334,858	1%	$24,472,003
Long-term variable-rate loans	650,192	99	5,512	1	655,704
Total long-term loans	24,787,337	99	340,370	1	25,127,707
Line of credit loans	191,268	12	1,371,879	88	1,563,147
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854

Company:
CFC	$23,977,438	94%	$1,630,219	6%	$25,607,657
NCSC	638,488	91	59,374	9	697,862
RTFC	362,679	94	22,656	6	385,335
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2021 and May 31, 2020.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” loans outstanding to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of both February 28, 2021 and May 31, 2020.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The number of borrowers with outstanding loans totaled 891 and 889 as of February 28, 2021 and May 31, 2020, respectively, located in 49 states. Loans outstanding to borrowers in Texas, which accounted for both the largest number of borrowers in any one state and the largest concentration of loans outstanding to borrowers in any one state, represented 17% and 16% of total loans outstanding as of each respective date. Loans outstanding to Texas-based electric utility organizations covered by the Farmer Mac standby repurchase agreement of $174 million and $181 million as of February 28, 2021 and May 31, 2020, respectively, reduced our Texas-based exposure to 16% and 15% of total loans outstanding as of each respective date.

Single-Obligor Concentration

Table 21 displays the outstanding loan exposure for our 20 largest borrowers, by company, as of February 28, 2021 and May 31, 2020. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of both February 28, 2021 and May 31, 2020. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both February 28, 2021 and May 31, 2020.

Table 21: Loan Exposure to 20 Largest Borrowers

	February 28, 2021		May 31, 2020		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By company:
CFC	$6,007,377	21%	$5,661,540	21%	$345,837
NCSC	205,460	1	215,595	1	(10,135)
Total loan exposure to 20 largest borrowers	6,212,837	22	5,877,135	22	335,702
Less: Loans covered under Farmer Mac standby purchase commitment	(270,788)	(1)	(313,644)	(1)	42,856
Net loan exposure to 20 largest borrowers	$5,942,049	21%	$5,563,491	21%	$378,558

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $520 million and $569 million as of February 28, 2021 and May 31, 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $271 million and $314 million as of February 28, 2021 and May 31, 2020, respectively. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $141 million and $147 million as of February 28, 2021 and May 31, 2020, respectively.

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

In mid-February 2021, Texas and several neighboring states experienced a series of severe winter storms and record-low temperatures as a result of the polar vortex. The freezing conditions affected power demand, supply and market prices in Texas, triggering unprecedented increases in electrical power load demand in combination with significant reductions in power supply across Texas, including a loss of almost half of the electric generation within the ERCOT service area. ERCOT raised wholesale electric power prices per megawatt hour to the maximum allowable amount of $9,000, to spur greater power generation by providing a financial incentive for power generators in the state to remain online. According to ERCOT data, pre-storm wholesale power prices were less than $50 per megawatt hour. ERCOT also initiated controlled rolling power outages, which impacted millions of residential and commercial customers, to protect and maintain the stability of the Texas electric grid.

The surge in wholesale electricity prices had a direct financial impact primarily on certain electric power supply utilities, including a significant adverse financial impact on two CFC Texas-based electric power supply borrowers that had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at peak prices to meet the electric demand of their member distribution system customers. As a result, we downgraded the risk rating for each of these power supply borrowers, which together had loans outstanding of $465 million as of February 28, 2021, from a previous rating within the pass category to a rating within the criticized category. These downgrades resulted in an increase in our nonperforming and criticized loans as of February 28, 2021. We provide additional information on these two CFC Texas-based power supply borrowers below under “Nonperforming Loans” and “Borrower Risk Ratings.”

Although we experienced an increase in nonperforming and criticized loans due to the downgrade of the two CFC Texas-based electric power supply borrowers during the current quarter, we believe the overall credit quality of our loan portfolio remained strong as of February 28, 2021, as the adverse impact on the credit quality of our loan portfolio from the February 2021 polar vortex is primarily limited to these two Texas-based electric power supply borrowers.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. Table 22 presents the outstanding amount of modified loans accounted for as TDRs in prior periods and the performance status as of February 28, 2021 and May 31, 2020. The TDR loans outstanding for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty.

Table 22: Troubled Debt Restructured Loans

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding
TDR loans:
CFC	1	$5,379	0.02%	1	$5,755	0.02%
RTFC	1	4,717	0.02	1	5,092	0.02
Total TDR loans	2	$10,096	0.04%	2	$10,847	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$10,096	0.04%	2	10,847	0.04%
Total TDR loans	2	$10,096	0.04%	2	$10,847	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We did not have any TDR loans classified as nonperforming as of either February 28, 2021 or May 31, 2020. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are evaluated on an individual basis in estimating lifetime expected credit losses under the CECL model.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. Table 23 presents the outstanding balance of nonperforming loans, by member class, as of February 28, 2021 and May 31, 2020.

Table 23: Nonperforming Loans

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$230,073	0.81%	1	$167,708	0.63%
RTFC	2	9,619	0.04	—	—	—
Total nonperforming loans	4	$239,692	0.85%	1	$167,708	0.63%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had $3 million letters of credit outstanding to Brazos as of February 28, 2021.

Nonperforming loans increased $72 million to $240 million, or 0.85% of total loans outstanding, as of February 28, 2021, from $168 million, or 0.63% of total loans outstanding, as of May 31, 2020, primarily due to our classification of the loans outstanding of $82 million to Brazos, a CFC Texas-based power supply borrower, as nonperforming as a result of its bankruptcy filing.

As discussed above, the elevated wholesale electricity prices during the February 2021 polar vortex had a significant adverse financial impact on two CFC Texas-based electric power supply borrowers. On March 1, 2021, we were informed that Brazos filed for Chapter 11 bankruptcy protection. We had exposure to Brazos totaling $85 million as of February 28, 2021, consisting of unsecured loans outstanding of $82 million and letters of credit of $3 million, pursuant to a $500 million syndicated revolving credit agreement administered by Bank of America. As a result of draws on the letters of credit in March 2021, subsequent to Brazos’ bankruptcy filing, we currently have unsecured loans outstanding to Brazos of $85 million. We downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding of $82 million as of February 28, 2021 as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers totaling $10 million as nonperforming as of February 28, 2021.

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set off against such exposure to Brazos. The total so held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set off against Brazos’s obligations, totaled $117 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $20 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court, subject only to challenge by parties other than Brazos until May 16, 2021, and subject to extension beyond this date by order of the court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set off.

One loan to another CFC power supply borrower, with an outstanding balance of $148 million and $168 million as of February 28, 2021 and May 31, 2020, respectively, accounted for the substantial majority of nonperforming loans as of February 28, 2021, and the entire amount of nonperforming loans as of May 31, 2020. Under the terms of this loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary, as the payments are contingent on the borrower’s financial performance in those years. Based on our review and assessment of the borrower’s most recent forecast and underlying assumptions provided to us in May 2020, we no longer believed that the future expected cash payments from the borrower through the maturity of the loan in December 2026 would be sufficient to repay the outstanding loan balance. We therefore classified this loan as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses as of May 31, 2020. We received payments from the borrower on this loan during the current year-to-date period, reducing the outstanding balance to $148 million as of February 28, 2021. While the borrower is not in default and was current with respect to required payments on the loan as of February 28, 2021, we have continued to report the loan as nonperforming.

Net Charge-Offs

We had no loan charge-offs during the nine months ended February 28, 2021, nor during the same prior year-to-date period. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively. In addition, we had no delinquent loans as of either February 28, 2021 or May 31, 2020. However, as a result of its bankruptcy filing, we expect that Brazos will be unable to make future scheduled loan payments without approval of the bankruptcy court.

In its 51-year history, CFC has experienced only 17 defaults in its electric utility loan portfolio, including the most recent default by Brazos. Of the 16 defaults prior to the Brazos default, 10 resulted in no loss, six resulted in cumulative net charge-offs of $86 million in our electric utility loan portfolio. Of this amount, $67 million was attributable to electric utility power supply cooperatives and $19 million was attributable to electric distribution cooperatives. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

In comparison, since inception in 1987, RTFC has experienced 15 defaults and cumulative net charge-offs of $427 million in our telecommunications loan portfolio, the most significant of which was a charge-off of $354 million in fiscal year 2011. We recorded this charge-off, which related to loans outstanding to Innovative Communications Corporation (“ICC”), a former RTFC member, pursuant to the transfer of ICC’s assets in foreclosure to Caribbean Asset Holdings, LLC.

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

Criticized loans increased $645 million to $1,016 million as of February 28, 2021, from $371 million and May 31, 2020, representing approximately 4% and 1% of total loans outstanding as of each respective date. The increase was primarily due to material current quarter borrower risk rating downgrades of Brazos and an additional CFC Texas-based electric power supply borrower, which had loans outstanding of $82 million and $383 million, respectively, as of February 28, 2021. As discussed above, these electric power supply borrowers had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at peak prices to meet the electric demand of their member distribution customers, resulting in a bankruptcy filing by Brazos in March 2021. As a result, we downgraded the risk rating for each of these Texas-based electric power supply borrowers from a previous rating within the pass category to a rating within the criticized category. The increase also reflects the impact of a risk rating downgrade of an electric distribution borrower, which had outstanding loans of $190 million as of February 28, 2021, from pass to criticized in the second quarter of fiscal year 2021. The downgrade of this electric distribution borrower was attributable to the adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. Each of these borrowers was current with regard to scheduled principal and interest amounts due as of February 28, 2021. However, as a result of its bankruptcy filing, we expect that Brazos will be unable to make future scheduled loan payments without approval of the bankruptcy court.

We provide additional information on our borrower risk rating classifications, including the loans outstanding amount in each of the criticized loan categories of special mention, substandard and doubtful, in “Note 1—Summary of Significant Accounting” and “Note 4—Loans.”

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

Table 24 summarizes changes in the allowance for credit losses for the three and nine months ended February 28, 2021 and February 29, 2020, and presents the allowance components and allowance coverage ratios as of February 28, 2021 and May 31, 2020. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model for estimating the allowance for credit losses. The allowance components, which consist of a collective allowance and an asset-specific allowance, are based on the evaluation method used to measure our loans for credit losses. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis.

Table 24: Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Beginning balance	$58,989	$16,520	$53,125	$17,535
Cumulative-effect adjustment from adoption of CECL accounting standard	—	—	3,900	—
Beginning balance, adjusted	58,989	16,520	57,025	17,535
Provision for credit losses	33,023	2,382	34,987	1,367
Ending balance	$92,012	$18,902	$92,012	$18,902

			February 28, 2021	May 31, 2020
Allowance for credit losses by company:
CFC			$83,844	$47,438
NCSC			1,657	806
RTFC			6,511	4,881
Total allowance for credit losses			$92,012	$53,125

Allowance components:
Collective allowance			$50,085	$18,292
Asset-specific allowance			41,927	34,833
Total allowance for credit losses			$92,012	$53,125

Loans outstanding:
Collectively evaluated loans			$28,065,883	$26,512,298
Individually evaluated loans			249,788	178,556
Total loans outstanding(1)			$28,315,671	$26,690,854

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.18%	0.07%
Asset-specific allowance coverage ratio(3)	16.79	19.51
Total allowance coverage ratio(4)	0.32	0.20
Percentage of TDR loans(5)	911.37	489.77
Percentage of nonperforming loans(6)	38.39	31.68
Percentage of nonaccrual loans(7)	38.39	31.68
____________________________
(1)Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2021 and May 31, 2020.
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

As discussed above in “Executive Summary—Credit Quality,” the allowance for credit losses and allowance coverage ratio increased to $92 million and 0.32%, respectively, as of February 28, 2021, from $53 million and 0.20%, respectively, as of May 31, 2020, primarily due to the current quarter addition to the allowance of $33 million attributable to a significant adverse financial impact on two CFC Texas-based electric power supply members due to their exposure to elevated power costs during the February 2021 polar vortex. In addition, at adoption of CECL on June 1, 2020, we recorded an increase in the allowance for credit losses of $4 million.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to A- by S&P as of February 28, 2021. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 24% and 25% of the total outstanding notional amount of derivatives as of February 28, 2021 and May 31, 2020, respectively.

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

Our senior unsecured credit ratings from Moody’s, S&P, and Fitch were A2, A and A, respectively, as of February 28, 2021. Moody’s, S&P and Fitch had our ratings on stable outlook as of February 28, 2021. As discussed below under “Liquidity Risk—Credit Ratings,” on March 5, 2021, S&P downgraded our senior unsecured credit ratings from A to A- with a negative outlook. No action on our ratings had been taken by Moody’s or Fitch as of the date of this Report. Table 25 displays the outstanding notional amounts of our derivative contracts with rating triggers as of February 28, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 25: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$41,080	$(8,915)	$—	$(8,915)
Falls below Baa1/BBB+	6,078,270	(347,307)	—	(347,307)
Falls to or below Baa2/BBB (2)	412,095	(16,592)	—	(16,592)
Total	$6,531,445	$(372,814)	$—	$(372,814)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

Table 25 does not include an interest rate swap agreement with one counterparty that is subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch. The outstanding notional amount of interest rate swaps with this counterparty totaled $221 million as of February 28, 2021, and the swaps were in an unrealized loss position of $26 million as of February 28, 2021.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $389 million as of February 28, 2021, compared with $798 million as of May 31, 2020. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 28, 2021. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prior to maturity because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 26 presents the sources of available liquidity as of February 28, 2021 and May 31, 2020.

Table 26: Available Liquidity

	February 28, 2021			May 31, 2020
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and cash equivalents	$170	$—	$170	$671	$—	$671
Debt securities investment portfolio(1)	575	—	575	309	—	309
Committed bank revolving line of credit agreements—unsecured(2)	2,725	3	2,722	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,173	6,898	1,275	7,798	6,898	900
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	2,676	2,824	5,500	3,060	2,440
Total available liquidity	$17,143	$9,577	$7,566	$17,003	$9,961	$7,042
____________________________
(1)Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we have excluded our portfolio of equity securities from our sources of available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both February 28, 2021 and May 31, 2020, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.

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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of February 28, 2021. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 27 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of February 28, 2021. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of February 28, 2021.

Table 27: Committed Bank Revolving Line of Credit Agreements

	February 28, 2021
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

Farmer Mac Revolving Note Purchase Agreement—Secured

As indicated in Table 26, we have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through January 11, 2022. This date automatically extends on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. Pursuant to the terms of the Farmer Mac revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $2,676 million and $3,060 million as of February 28, 2021 and May 31, 2020, respectively. We borrowed $125 million under this note purchase agreement with Farmer Mac during the current quarter. The amount available for borrowing under this agreement was $2,824 million as of February 28, 2021.

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

Short-Term Borrowings

Our short-term borrowings consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, and bank-bid notes and medium-term notes offered to members and dealers. Short-term borrowings increased $446 million to $4,408 million as of February 28, 2021, driven by higher member investments and issuances of dealer commercial paper.

Table 28 displays the composition, by funding source, of our short-term borrowings as of February 28, 2021 and May 31, 2020. Member borrowings accounted for 85% of total short-term borrowings as of February 28, 2021, compared with 94% of total short-term borrowings as of May 31, 2020.

Table 28: Short-Term Borrowings—Funding Sources

	February 28, 2021		May 31, 2020
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,752,969	85%	$3,711,985	94%
Private placement—Farmer Mac notes payable	—	—	250,000	6
Capital markets	654,988	15	—	—
Total	$4,407,957	100%	$3,961,985	100%

Table 29 displays the composition, by product type, of short-term borrowings as of February 28, 2021 and May 31, 2020.

Table 29: Short-Term Borrowings

	February 28, 2021		May 31, 2020
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$654,988	2%	$—	—%
Commercial paper to members, at par	1,371,796	5	1,318,566	5
Total commercial paper	2,026,784	7	1,318,566	5
Select notes to members	1,370,795	5	1,597,959	6
Daily liquidity fund notes to members	678,792	3	508,618	2
Medium-term notes sold to members	331,586	1	286,842	1
Farmer Mac notes payable	—	—	250,000	1
Total short-term borrowings	$4,407,957	16%	$3,961,985	15%

Our short-term borrowings of $4,408 million accounted for 16% of total debt outstanding as of February 28, 2021, compared with $3,962 million and 15% of total debt outstanding as of May 31, 2020. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Outstanding dealer commercial paper totaled $655 million as of February 28, 2021, which was below our target threshold. We had no outstanding dealer commercial paper as of May 31, 2020.

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

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt of $22,799 million and $22,038 million as of February 28, 2021 and May 31, 2020, respectively, accounted for 84% and 85% of total debt outstanding as of each respective date. Table 30 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 28, 2021.

Table 30: Long-Term and Subordinated Debt Issuances and Repayments

	Nine Months Ended February 28, 2021
(Dollars in thousands)	Issuances	Repayments(1)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$750,000	$755,000	$(5,000)
Guaranteed Underwriter Program notes payable	—	231,422	(231,422)
Farmer Mac notes payable	125,000	258,657	(133,657)
Medium-term notes sold to members	89,512	163,917	(74,405)
Medium-term notes sold to dealers	1,430,931	141,184	1,289,747
Other notes payable	—	3,564	(3,564)
Members’ subordinated certificates	14,287	82,291	(68,004)
Total	$2,409,730	$1,636,035	$773,695
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 31 summarizes the scheduled amortization and maturities of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of February 28, 2021, in each fiscal year during the five-year period ending May 31, 2025, and thereafter.

Table 31: Long-Term and Subordinated Debt Principal Maturity and Amortization

(Dollars in thousands)	Scheduled Amortization(1)	% of Total
Fiscal year ending May 31:
2021	$608,058	3%
2022	2,622,027	11
2023	1,595,245	7
2024	1,647,935	7
2025	837,741	4
Thereafter	15,787,022	68
Total	$23,098,028	100%
____________________________
(1) Member loan subordinated certificates totaling $192 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Debt Securities Investment Portfolio

We have an investment portfolio of debt securities, which are classified as trading, that serves as an additional source of liquidity. Our debt securities investment portfolio increased $265 million to $575 million as of February 28, 2021, from $309 million as of May 31, 2020, largely due to the purchase of additional securities during the current year-to-date period. During the fourth quarter of fiscal year 2020, we executed a plan for the orderly liquidation of a portion of our debt securities from our investment portfolio due to volatility in the financial markets in mid-March 2020 and the potential for future disruptions caused by the COVID-19 pandemic. As volatility across financial markets stabilized during the first quarter of our fiscal year 2021, we gradually purchased additional securities to restore the amount of our investment portfolio to a level more comparable with the level prior to the liquidation.

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

Table 32 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ending August 31, 2022. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of February 28, 2021, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 32: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Long-Term Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

4Q FY2021	$300	$354	$132	$786	$707	$544	$268	$1,519	$608
1Q FY2022	683	353	20	1,056	548	663	116	1,327	262
2Q FY2022	357	339	60	756	398	424	103	925	116
3Q FY2022	1,821	403	30	2,254	1,352	607	95	2,054	(230)
4Q FY2022	207	336	225	768	549	396	87	1,032	196
1Q FY2023	233	346	—	579	292	527	—	819	249
Total	$3,601	$2,131	$467	$6,199	$3,846	$3,161	$669	$7,676	$1,201
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended August 31, 2022.
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

As displayed in Table 32, we currently project long-term advances of $2,238 million over the next 12 months, which we anticipate will exceed anticipated long-term loan repayments over the same period of $1,449 million by approximately $789 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, funding diversity, capital adequacy, industry position, member support, management, asset quality, earnings stability and the probability of systemic support. Significant changes in these factors could result in different ratings.

On March 5, 2021, S&P issued a downgrade of our long-term issuer credit rating, citing a shift from “Strong” to “Adequate” in its view of CFC’s risk position due to CFC’s loan portfolio concentration in the State of Texas. S&P also revised its outlook on CFC to negative based on the potential for additional elevated credit stress posed by Texas electric cooperatives due to the February 2021 polar vortex. The downgrade of CFC’s long-term issuer credit rating by S&P resulted in a downgrade of: (i) our senior secured and senior unsecured debt ratings to A- from A; (ii) our subordinated debt rating to BBB from BBB+; and (iii) our short-term issuer credit and commercial paper ratings to A-2 from A-1, each with a negative outlook. Table 33 displays our credit ratings as of February 28, 2021, and as of the date of the filing of this Report. Our credit ratings by Moody’s and Fitch remain unchanged from May 31, 2020, and as of the date of this Report.

Table 33: Credit Ratings

	February 28, 2021			April 13, 2021
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A	A	A2	A-	A
Senior secured debt(2)	A1	A	A+	A1	A-	A+
Senior unsecured debt(3)	A2	A	A	A2	A-	A
Subordinated debt	A3	BBB+	BBB+	A3	BBB	BBB+
Commercial paper	P-1	A-1	F1	P-1	A-2	F1
Outlook	Stable	Stable	Stable	Stable	Negative	Stable
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

The current split ratings have no impact on the pricing of our bank revolving credit facilities, and we do not believe that the current split ratings have a material impact on our access to the commercial paper markets or on our ability to issue long-term debt in the capital markets. We have, however, experienced a slight increase in the cost of our commercial paper issuances and we also may experience a slight increase in the cost of long-term debt issuances.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 22.19 as of February 28, 2021, from 42.40 as of May 31, 2020, primarily due to an increase in equity from our reported net income of $684 million, which was partially offset by a decrease in equity from the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

Our adjusted debt-to-equity ratio increased above our targeted threshold of 6.00-to-1 to 6.21 as of February 28, 2021, from 5.85 as of May 31, 2020. The increase was primarily attributable to an increase in adjusted liabilities due to additional borrowings to fund growth in our loan portfolio.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We believe we were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2021.

As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP measures disclosed in this Report to the most comparable GAAP measures below in “Non-GAAP Financial Measures.” See “Item 7. MD&A—Non-GAAP Measures” in our 2020 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

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

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR index, announced that the FCA intends to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year.

In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a joint statement encouraging financial institutions to cease entering into new contracts that use U.S. dollar-denominated (“USD”) LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The joint statement indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation.

In March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator for LIBOR, concurrently confirmed the intention to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year and announced firm target dates for the phase out of various LIBOR tenors. Pursuant to the announcement, one week and two-month LIBOR will cease to be published or lose representativeness immediately after December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

We established a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index and develop a strategic transition plan. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our Chief Financial Officer and the CFC Board of Directors. An initial assessment of all of CFC’s LIBOR-based contracts and financial instruments and the systems, models and processes that may be impacted has been completed. We have confirmed CFC’s adherence to the International Swaps and Derivatives Association, Inc. 2020 LIBOR Fallbacks Protocol for our derivative instruments. We plan to stop originating new LIBOR-based loans prior to December 31, 2021, and we have been working to ensure that new LIBOR-based loans and existing LIBOR-based loans otherwise being amended include hardwired fallback language.

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate in our 2020 Form 10-K under “Item 1A. Risk Factors.”

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

Table 34 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of February 28, 2021. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% and 8% of our total loan portfolio as of February 28, 2021 and May 31, 2020, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 34: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/21	Two Years 6/1/21 to 5/31/23	Two Years 6/1/23 to 5/31/25	Five Years 6/1/25 to 5/31/30	10 Years 6/1/30 to 5/31/40	6/1/40 and Thereafter	Total
Asset amortization and repricing	$407	$3,438	$3,115	$6,519	$8,323	$3,934	$25,736
Liabilities and members’ equity:
Long-term debt (1)(2)	$738	$4,350	$2,874	$6,911	$6,108	$1,905	$22,886
Subordinated deferrable debt and subordinated certificates(2)(3)	3	396	222	411	159	834	2,025
Members’ equity (4)	—	25	33	117	334	1,194	1,703
Total liabilities and members’ equity	$741	$4,771	$3,129	$7,439	$6,601	$3,933	$26,614
Gap (5)	$(334)	$(1,333)	$(14)	$(920)	$1,722	$1	$(878)

Cumulative gap	(334)	(1,667)	(1,681)	(2,601)	(879)	(878)
Cumulative gap as a % of total assets	(1.14)%	(5.67)%	(5.71)%	(8.84)%	(2.99)%	(2.98)%
Cumulative gap as a % of adjusted total assets(6)	(1.14)	(5.69)	(5.74)	(8.88)	(3.00)	(3.00)
____________________________
(1)Includes long-term fixed-rate debt and the net impact of our interest rate swaps.
(2) The maturity presented for debt is based on the call date.
(3)Represents the amount of subordinated deferrable debt and subordinated certificates allocated to fund fixed-rate assets.
(4)Represents the portion of members’ equity and allowance for credit losses allocated to fund fixed-rate assets. See Table 39: Members’ Equity below under “Non-GAAP Financial Measures” for a reconciliation of total CFC equity to members’ equity.
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

As indicated above in Table 34, we were in a prefunded position of $878 million as of February 28, 2021, rather than our typical warehouse position. The prefunded position was primarily attributable to our issuances in February 2021 of long-term fixed-rate debt at an attractive coupon rate.

NON-GAAP FINANCIAL MEASURES

As discussed above in the section “Summary of Selected Financial Data,” in addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Below we provide a reconciliation of our adjusted measures presented in this Report to the most comparable GAAP measures. See “Item 7. MD&A—Non-GAAP Measures” in our 2020 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

Adjusted Operational Financial Measures

Table 35 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable GAAP measures for the three and nine months ended February 28, 2021 and February 29, 2020. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 35: Adjusted Financial Measures—Income Statement

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Adjusted interest expense:
Interest expense	$(173,040)	$(203,040)	$(527,438)	$(624,182)
Include: Derivative cash settlements interest expense(1)	(29,735)	(14,354)	(86,507)	(39,547)
Adjusted interest expense	$(202,775)	$(217,394)	$(613,945)	$(663,729)

Adjusted net interest income:
Net interest income	$105,132	$84,155	$306,817	$240,065
Include: Derivative cash settlements interest expense(1)	(29,735)	(14,354)	(86,507)	(39,547)
Adjusted net interest income	$75,397	$69,801	$220,310	$200,518

Adjusted total revenue:
Total revenue	$108,951	$87,802	$320,484	$258,495
Include: Derivative cash settlements interest expense(1)	(29,735)	(14,354)	(86,507)	(39,547)
Adjusted total revenue	$79,216	$73,448	$233,977	$218,948

Adjusted net income:
Net income (loss)	$378,947	$(276,969)	$684,055	$(359,448)
Exclude: Derivative forward value gains (losses)(2)	359,931	(323,582)	558,266	(510,664)
Adjusted net income	$19,016	$46,613	$125,789	$151,216
____________________________
(1)Represents the net periodic contractual interest amount on our interest-rate swaps during the reporting period.
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

TIER and Adjusted TIER

Table 36 displays the calculation of our TIER and adjusted TIER for the three and nine months ended February 28, 2021 and February 29, 2020.

Table 36: TIER and Adjusted TIER

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
TIER (1)	3.19	—	2.30	0.42

Adjusted TIER (2)	1.09	1.21	1.20	1.23
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 37 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of February 28, 2021 and May 31, 2020. As indicated in Table 37, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 37: Adjusted Financial Measures—Balance Sheet

(Dollars in thousands)	February 28, 2021	May 31, 2020
Total liabilities	$28,146,399	$27,508,783
Exclude:
Derivative liabilities	655,749	1,258,459
Debt used to fund loans guaranteed by RUS	141,077	146,764
Subordinated deferrable debt	986,265	986,119
Subordinated certificates	1,257,024	1,339,618
Adjusted total liabilities	$25,106,284	$23,777,823

Total equity	$1,268,589	$648,822
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,088,982)	(354,704)
Year-to-date derivative forward value gains (losses)(1)	558,266	(734,278)
Period-end cumulative derivative forward value losses(1)	(530,716)	(1,088,982)
Accumulated other comprehensive income attributable to derivatives(2)	1,817	2,130
Subtotal	(528,899)	(1,086,852)
Include:
Subordinated deferrable debt	986,265	986,119
Subordinated certificates	1,257,024	1,339,618
Subtotal	2,243,289	2,325,737
Adjusted total equity	$4,040,777	$4,061,411
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Table 38 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 28, 2021 and May 31, 2020.

Table 38: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	February 28, 2021	May 31, 2020
Debt-to equity ratio:
Total liabilities	$28,146,399	$27,508,783
Total equity	1,268,589	648,822
Debt-to-equity ratio (1)	22.19	42.40

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$25,106,284	$23,777,823
Adjusted total equity(2)	4,040,777	4,061,411
Adjusted debt-to-equity ratio (3)	6.21	5.85
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 37 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Members’ Equity

Members’ equity represents equity attributable to CFC members. Table 39 provides a reconciliation of members’ equity to total CFC equity as of February 28, 2021 and May 31, 2020.

Table 39: Members’ Equity

(Dollars in thousands)	February 28, 2021	May 31, 2020
Members’ equity:
Total CFC equity	$1,244,067	$626,121
Exclude:
Accumulated other comprehensive loss	(1,659)	(1,910)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(524,434)	(1,079,739)
Subtotal	(526,093)	(1,081,649)
Members’ equity	$1,770,160	$1,707,770
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of February 28, 2021 and May 31, 2020 are presented above in Table 37.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Interest income	$278,172	$287,195	$834,255	$864,247
Interest expense	(173,040)	(203,040)	(527,438)	(624,182)
Net interest income	105,132	84,155	306,817	240,065
Provision for credit losses	(33,023)	(2,382)	(34,987)	(1,367)
Net interest income after provision for credit losses	72,109	81,773	271,830	238,698
Non-interest income:
Fee and other income	3,819	3,647	13,667	18,430
Derivative gains (losses)	330,196	(337,936)	471,759	(550,211)
Investment securities gains (losses)	(2,807)	749	491	2,255
Total non-interest income	331,208	(333,540)	485,917	(529,526)
Non-interest expense:
Salaries and employee benefits	(14,259)	(12,895)	(41,403)	(38,565)
Other general and administrative expenses	(9,303)	(12,374)	(28,958)	(36,802)
Losses on early extinguishment of debt	—	(69)	(1,455)	(683)
Other non-interest expense	(301)	(290)	(956)	6,574
Total non-interest expense	(23,863)	(25,628)	(72,772)	(69,476)
Income (loss) before income taxes	379,454	(277,395)	684,975	(360,304)
Income tax benefit (expense)	(507)	426	(920)	856
Net income (loss)	378,947	(276,969)	684,055	(359,448)
Less: Net (income) loss attributable to noncontrolling interests	(1,213)	1,405	(1,889)	3,054
Net income (loss) attributable to CFC	$377,734	$(275,564)	$682,166	$(356,394)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income (loss)	$378,947	$(276,969)	$684,055	$(359,448)
Other comprehensive income (loss):
Reclassification of derivative gains to earnings	(101)	(109)	(313)	(335)
Defined benefit plan adjustments	188	146	564	437
Other comprehensive income	87	37	251	102
Total comprehensive income (loss)	379,034	(276,932)	684,306	(359,346)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(1,213)	1,405	(1,889)	3,054
Total comprehensive income (loss) attributable to CFC	$377,821	$(275,527)	$682,417	$(356,292)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2021	May 31, 2020
Assets:
Cash and cash equivalents	$170,047	$671,372
Restricted cash (1)	7,406	8,647
Total cash, cash equivalents and restricted cash	177,453	680,019
Investment securities:
Equity securities, at fair value	32,434	60,735
Debt securities trading, at fair value	574,820	309,400
Total investment securities	607,254	370,135
Loans to members	28,327,481	26,702,380
Less: Allowance for credit losses	(92,012)	(53,125)
Loans to members, net	28,235,469	26,649,255
Accrued interest receivable	111,821	117,138
Other receivables	37,896	41,099
Fixed assets, net	89,305	89,137
Derivative assets	128,439	173,195
Other assets	27,351	37,627
Total assets	$29,414,988	$28,157,605

Liabilities:
Accrued interest payable	$175,624	$139,619
Debt outstanding:
Short-term borrowings	4,407,957	3,961,985
Long-term debt	20,555,544	19,712,024
Subordinated deferrable debt	986,265	986,119
Members’ subordinated certificates:
Membership subordinated certificates	628,589	630,483
Loan and guarantee subordinated certificates	389,265	482,965
Member capital securities	239,170	226,170
Total members’ subordinated certificates	1,257,024	1,339,618
Total debt outstanding	27,206,790	25,999,746
Deferred income	53,486	59,303
Derivative liabilities	655,749	1,258,459
Other liabilities	54,750	51,656
Total liabilities	28,146,399	27,508,783

Equity:
CFC equity:
Retained equity	1,245,726	628,031
Accumulated other comprehensive loss	(1,659)	(1,910)
Total CFC equity	1,244,067	626,121
Noncontrolling interests	24,522	22,701
Total equity	1,268,589	648,822
Total liabilities and equity	$29,414,988	$28,157,605

____________________________
(1) Restricted cash consists primarily of member funds held in escrow for certain specifically designed cooperative programs.

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended February 28, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719
Net income	—	—	—	377,734	377,734	—	377,734	1,213	378,947
Other comprehensive income	—	—	—	—	—	87	87	—	87
Patronage capital retirement	—	—	—	—	—	—	—	(2,054)	(2,054)
Other	(72)	—	—	—	(72)	—	(72)	(38)	(110)
Balance as of February 28, 2021	$2,479	$834,209	$807,320	$(398,282)	$1,245,726	$(1,659)	$1,244,067	$24,522	$1,268,589

	Nine Months Ended February 28, 2021
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	—	—	—	682,166	682,166	—	682,166	1,889	684,055
Other comprehensive income	—	—	—	—	—	251	251	—	251
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	(2,054)	(61,911)
Other	(714)	—	—	—	(714)	—	(714)	1,986	1,272
Balance as of February 28, 2021	$2,479	$834,209	$807,320	$(398,282)	$1,245,726	$(1,659)	$1,244,067	$24,522	$1,268,589

	Three Months Ended February 29, 2020
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2019	$2,443	$797,756	$759,097	$(426,605)	$1,132,691	$(82)	$1,132,609	$25,285	$1,157,894
Net loss	—	—	—	(275,564)	(275,564)	—	(275,564)	(1,405)	(276,969)
Other comprehensive income	—	—	—	—	—	37	37	—	37
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(177)	—	—	—	(177)	—	(177)	(44)	(221)
Balance as of February 29, 2020	$2,266	$797,756	$759,097	$(702,169)	$856,950	$(45)	$856,905	$23,836	$880,741

	Nine Months Ended February 29, 2020
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net loss	—	—	—	(356,394)	(356,394)	—	(356,394)	(3,054)	(359,448)
Other comprehensive income	—	—	—	—	—	102	102	—	102
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(716)	—	—	—	(716)	—	(716)	1,676	960
Balance as of February 29, 2020	$2,266	$797,756	$759,097	$(702,169)	$856,950	$(45)	$856,905	$23,836	$880,741

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income (loss)	$684,055	$(359,448)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(7,144)	(6,999)
Amortization of debt issuance costs and deferred charges	8,224	6,870
Amortization of discount on long-term debt	8,832	8,029
Amortization of issuance costs for bank revolving lines of credit	3,317	3,854
Depreciation and amortization	5,825	7,219
Provision for credit losses	34,987	1,367
Loss on early extinguishment of debt	1,455	683
Gain on sale of land	—	(7,713)
Unrealized gains on equity and debt securities	(36)	(2,255)
Derivative forward value (gains) losses	(558,266)	510,664
Changes in operating assets and liabilities:
Accrued interest receivable	5,317	9,248
Accrued interest payable	36,005	31,631
Deferred income	1,327	2,112
Other	(3,100)	(5,310)
Net cash provided by operating activities	220,798	199,952

Cash flows from investing activities:
Advances on loans, net	(1,624,817)	(905,437)
Investment in fixed assets, net	(5,156)	(8,153)
Proceeds from sale of land	—	21,268
Purchase of trading securities	(350,899)	—
Proceeds from sales and maturities of trading securities	84,271	—
Proceeds from redemption of equity securities	30,000	25,000
Purchases of held-to-maturity debt securities	—	(76,339)
Proceeds from maturities of held-to-maturity debt securities	—	69,726
Net cash used in investing activities	(1,866,601)	(873,935)

Cash flows from financing activities:
Proceeds from short-term borrowings, net	779,124	618,527
Proceeds from short-term borrowings with original maturity > 90 days	2,260,900	1,920,660
Repayments of short-term borrowings with original maturity > 90 days	(2,594,052)	(1,871,525)
Payments for issuance costs for revolving bank lines of credit	—	(1,025)
Proceeds from issuance of long-term debt, net of discount and issuance costs	2,380,354	1,499,236
Payments for retirement of long-term debt	(1,553,744)	(1,534,099)
Payments made for early extinguishment of debt	(1,455)	(683)
Payments for issuance costs for subordinated deferrable debt	—	(84)
Proceeds from issuance of members’ subordinated certificates	14,288	2,993
Payments for retirement of members’ subordinated certificates	(82,291)	(19,749)
Payments for retirement of patronage capital	(59,888)	(63,035)
Additions (repayments) for membership fees, net	1	(9)
Net cash provided by financing activities	1,143,237	551,207
Net decrease in cash, cash equivalents and restricted cash	(502,566)	(122,776)
Beginning cash, cash equivalents and restricted cash	680,019	186,204
Ending cash, cash equivalents and restricted cash	$177,453	$63,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$467,621	$566,567
Cash paid for income taxes	156	18

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

Risks and Uncertainties

The novel strain of coronavirus that causes coronavirus disease 2019 (“COVID-19”) continues to persist. While several U.S. industry sectors have been severely affected by the COVID-19 pandemic, we believe that we have thus far been able to navigate the challenges of the pandemic. Although we continue to closely monitor developments, we cannot predict the future impact of COVID-19 on our operational and financial performance. We expect that this impact will depend on several factors, including, among others, the extent to which the manufacturing and distribution of recently developed COVID-19 vaccines are successful in mitigating the severity and duration of the virus over time, potential further economic deterioration and additional, or extended, federal, state and local government orders and regulations that might be imposed, additional federal stimulus efforts, and the specific ways the pandemic uniquely impacts our members, all of which continue to involve uncertainties.

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

While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings. In connection with our adoption of CECL, we have provided an update to certain of our significant accounting policies below under “Updates to Significant Accounting Policies.” We present the expanded credit quality disclosures required under CECL for financial instruments measured at amortized cost in “Note 4—Loans” and “Note 5—Allowance for Credit Losses.” Amounts in periods prior to our adoption of CECL on June 1, 2020 continue to be reported in accordance with previously applicable GAAP.

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

As permitted by CECL, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent six months or less of accrued interest on loans outstanding. Because our policy is to write off past due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $96 million as of both February 28, 2021 and May 31, 2020. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Nonperforming Loans

We classify loans as nonperforming when contractual principal or interest is 90 days past due or when we believe the collection of principal and interest in full is not reasonably assured. When a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against current period interest income. Interest income on nonaccrual loans is subsequently recognized only upon the receipt of cash payments. However, if we believe the ultimate collectability of the loan principal is in doubt, cash received is applied against the principal balance of the loan. Nonaccrual loans generally are returned to accrual status when principal and interest becomes and remains current for a specified period and repayment of the remaining contractual principal and interest is reasonably assured.

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

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of February 28, 2021 or at adoption of CECL on June 1, 2020.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table presents the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and nine months ended February 28, 2021 and February 29, 2020.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Interest income:
Long-term fixed-rate loans(1)	$262,379	$261,036	$787,763	$780,228
Long-term variable-rate loans	3,435	7,552	11,431	25,439
Line of credit loans	8,605	13,378	23,841	42,089
Troubled debt restructuring (“TDR”) loans	194	210	597	628
Other, net(2)	(348)	(419)	(1,027)	(990)
Total loans	274,265	281,757	822,605	847,394
Cash, time deposits and investment securities	3,907	5,438	11,650	16,853
Total interest income	278,172	287,195	834,255	864,247

Interest expense:(3)(4)
Short-term borrowings	3,473	21,185	11,217	66,119
Medium-term notes	27,751	30,860	86,765	94,376
Collateral trust bonds	61,903	62,914	186,119	192,818
Guaranteed Underwriter Program notes payable	41,426	39,708	125,007	119,927
Farmer Mac notes payable	12,079	21,220	38,618	68,948
Other notes payable	51	97	193	581
Subordinated deferrable debt	12,886	12,881	38,669	38,647
Subordinated certificates	13,471	14,175	40,850	42,766
Total interest expense	173,040	203,040	527,438	624,182

Net interest income	$105,132	$84,155	$306,817	$240,065
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

Deferred income reported on our consolidated balance sheets of $53 million and $59 million as of February 28, 2021 and May 31, 2020, respectively, consists primarily of deferred loan conversion fees, which totaled $47 million and $53 million as of each respective date. Deferred loan conversion fees are recognized in interest income over the remaining period to maturity of loans using the effective interest method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

We maintain a portfolio of equity and debt securities that is intended to serve as a supplemental source of liquidity. We generally record purchases and sales of securities on the trade date. Our current equity security holdings have readily determinable fair values. Therefore, we report these securities at fair value with changes in fair value recognized in earnings as a component of non-interest income in our consolidated statements of operations. In the fourth quarter of fiscal year 2020, we transferred our debt securities from held-to-maturity to trading. As a result, our debt securities were classified as trading as of both February 28, 2021 and May 31, 2020. Debt securities classified as trading are reported at fair value with changes in fair value recognized in earnings as a component of non-interest income on our consolidated statements of operations.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of February 28, 2021 and May 31, 2020.

Table 3.1: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	February 28, 2021	May 31, 2020
Equity securities, at fair value:
Farmer Mac—Series A non-cumulative preferred stock	$—	$30,240
Farmer Mac—Series C non-cumulative preferred stock	26,240	25,400
Farmer Mac—Class A common stock	6,194	5,095
Total equity securities, at fair value	$32,434	$60,735

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

We recognized net unrealized gains on our equity securities of less than $1 million and $2 million for the three and nine months ended February 28, 2021, respectively. We recognized net unrealized gains on our equity securities of $1 million and $2 million during the three and nine months ended February 29, 2020, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt Securities

The following table presents the composition of our investments in debt securities and the fair value as of February 28, 2021 and May 31, 2020.

Table 3.2: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	February 28, 2021	May 31, 2020
Debt securities, at fair value:
Certificates of deposit	$1,000	$5,585
Commercial paper	14,444	—
Corporate debt securities	499,882	253,153
Commercial mortgage-backed securities (“MBS”):
Agency	8,092	7,655
Non-agency	1,326	3,207
Total commercial MBS	9,418	10,862
U.S. state and municipality debt securities	9,944	8,296
Foreign government debt securities	398	—
Other asset-backed securities(1)	39,734	31,504
Total debt securities, at fair value	$574,820	$309,400
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We did not sell any debt investment securities during the three months ended February 28, 2021. We had sales of debt securities of $6 million during the nine months ended February 28, 2021 and recorded realized losses related to the sale of these securities of less than $1 million during the nine months ended February 28, 2021. We recognized net unrealized losses on our debt securities of $3 million and $2 million for the three and nine months ended February 28, 2021, respectively.

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

Loans to Members

Loans to members consists of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members and unadvanced loan commitments, by member class and by loan type, as of February 28, 2021 and May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	February 28, 2021		May 31, 2020
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Member class:
CFC:
Distribution	$21,878,524	$9,182,179	$20,769,653	$8,992,457
Power supply	5,187,586	3,737,294	4,731,506	3,409,227
Statewide and associate	96,717	165,905	106,498	153,626
Total CFC	27,162,827	13,085,378	25,607,657	12,555,310
NCSC	721,894	556,887	697,862	551,674
RTFC	430,950	282,332	385,335	281,642
Total loans outstanding(2)	28,315,671	13,924,597	26,690,854	13,388,626
Deferred loan origination costs	11,810	—	11,526	—
Loans to members	$28,327,481	$13,924,597	$26,702,380	$13,388,626

Loan type:
Long-term loans:
Fixed rate	$25,443,254	$—	$24,472,003	$—
Variable rate	625,699	5,491,495	655,704	5,458,676
Total long-term loans	26,068,953	5,491,495	25,127,707	5,458,676
Lines of credit	2,246,718	8,433,102	1,563,147	7,929,950
Total loans outstanding(2)	28,315,671	13,924,597	26,690,854	13,388,626
Deferred loan origination costs	11,810	—	11,526	—
Loans to members	$28,327,481	$13,924,597	$26,702,380	$13,388,626
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

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table displays, by loan type, the available balance under unadvanced loan commitments as of February 28, 2021, and the related maturities in each fiscal year during the five-year period ended May 31, 2025, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.2: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Line of credit loans	$8,433,102	$71,079	$4,352,328	$1,482,817	$1,120,063	$1,054,376	$352,439
Long-term loans	5,491,495	65,531	978,673	806,491	1,646,073	888,679	1,106,048
Total	$13,924,597	$136,610	$5,331,001	$2,289,308	$2,766,136	$1,943,055	$1,458,487

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of February 28, 2021, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,491 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,925 million as of February 28, 2021 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,878 million and $10,532 million as of February 28, 2021 and May 31, 2020, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,047 million and $2,857 million as of February 28, 2021 and May 31, 2020, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The table below displays the amount available for advance under unconditional committed lines of credit as of February 28, 2021, and the maturities in each fiscal year during the five-year period ended May 31, 2025, and thereafter.

Table 4.3: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2021	2022	2023	2024	2025	Thereafter
Committed lines of credit	$3,047,263	$370	$150,480	$1,156,586	$658,698	$916,682	$164,447

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loan Sales

We transfer, from time to time, whole loans and participating interests to third parties. We sold CFC loans, at par for cash, totaling $126 million and $87 million during the nine months ended February 28, 2021 and February 29, 2020, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledged Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes loans outstanding pledged as collateral to secure our collateral trust bonds, notes payable under the United States Department of Agriculture (“USDA”) Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), notes payable under the revolving note purchase agreement with Farmer Mac and Clean Renewable Energy Bonds, and the corresponding debt outstanding as of February 28, 2021 and May 31, 2020. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

Table 4.4: Pledged Loans

(Dollars in thousands)	February 28, 2021	May 31, 2020
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes pledged	$8,549,575	$8,244,202
RUS-guaranteed loans qualifying as permitted investments	123,381	128,361
Total pledged collateral	$8,672,956	$8,372,563
Collateral trust bonds outstanding	7,422,711	7,422,711

1994 indenture:
Distribution system mortgage notes pledged	$37,478	$39,785
Collateral trust bonds outstanding	30,000	35,000

Guaranteed Underwriter Program:
Distribution and power supply system mortgage notes pledged	$7,259,421	$7,535,931
Notes payable outstanding	6,029,890	6,261,312

Farmer Mac:
Distribution and power supply system mortgage notes pledged	$3,156,344	$3,687,418
Notes payable outstanding	2,675,979	3,059,637

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes pledged	$5,807	$7,269
Cash	—	395
Total pledged collateral	$5,807	$7,664
Notes payable outstanding	4,412	6,068

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $27,885 million and $26,306 million as of February 28, 2021 and May 31, 2020, respectively, accounted for 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The number of borrowers with outstanding loans totaled 891 and 889 as of February 28, 2021 and May 31, 2020, respectively, located in 49 states. Texas accounted for the largest number of borrowers in any one state as of each respective date. In addition, loans to Texas-based borrowers accounted for approximately 17% and 16% of total loans outstanding as of February 28, 2021 and May 31, 2020, respectively, representing the largest concentration of loans outstanding to borrowers in any one state. Loans to Texas-based electric utility organizations covered by the Farmer Mac standby repurchase agreement totaled $174 million and $181 million as of February 28, 2021 and May 31, 2020, respectively, reducing our Texas-based exposure to 16% and 15% of total loans outstanding as of each respective date.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,213 million and $5,877 million as of February 28, 2021 and May 31, 2020, respectively, representing 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of both February 28, 2021 and May 31, 2020. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both February 28, 2021 and May 31, 2020.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $520 million and $569 million as of February 28, 2021 and May 31, 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $271 million and $314 million as of February 28, 2021 and May 31, 2020, respectively. We have had no loan defaults for loans covered under this agreement; therefore, no loans had been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of February 28, 2021. Our credit exposure is also mitigated by long-term loans guaranteed by the Rural Utilities Service (“RUS”) of the USDA. Guaranteed RUS loans totaled $141 million and $147 million as of February 28, 2021 and May 31, 2020, respectively.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by member class, of loans outstanding as of February 28, 2021 and May 31, 2020.

Table 4.5: Payment Status of Loans Outstanding

	February 28, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$21,878,524	$—	$—	$—	$21,878,524	$—
Power supply	5,187,586	—	—	—	5,187,586	230,073
Statewide and associate	96,717	—	—	—	96,717	—
CFC total	27,162,827	—	—	—	27,162,827	230,073
NCSC	721,894	—	—	—	721,894	—
RTFC	430,950	—	—	—	430,950	9,619
Total loans outstanding	$28,315,671	$—	$—	$—	$28,315,671	$239,692

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.85%

	May 31, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,769,653	$—	$—	$—	$20,769,653	$—
Power supply	4,731,506	—	—	—	4,731,506	167,708
Statewide and associate	106,498	—	—	—	106,498	—
CFC total	25,607,657	—	—	—	25,607,657	167,708
NCSC	697,862	—	—	—	697,862	—
RTFC	385,335	—	—	—	385,335	—
Total loans outstanding	$26,690,854	$—	$—	$—	$26,690,854	$167,708

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.63%

While we had no delinquent loans as of February 28, 2021 or May 31, 2020, loans outstanding on nonaccrual status increased $72 million to $240 million as of February 28, 2021. No interest income was recognized on nonaccrual loans during the nine months ended February 28, 2021 and February 29, 2020. See “Nonperforming Loans” below for additional information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Troubled Debt Restructurings

We did not have any loan modifications that were required to be accounted for as a TDR during the nine months ended February 28, 2021, nor have we had any TDR loan modifications since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by member class, of these loans as of February 28, 2021 and May 31, 2020.

Table 4.6: Trouble Debt Restructurings

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
CFC—Distribution	1	$5,379	0.02%	1	$5,755	0.02%
RTFC	1	4,717	0.02	1	5,092	0.02
Total TDR loans	2	$10,096	0.04%	2	$10,847	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$10,096	0.04%	2	$10,847	0.04%
Total TDR loans	2	$10,096	0.04%	2	$10,847	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

The outstanding TDR loans for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty. There were no unadvanced commitments related to these loans as of February 28, 2021 and May 31, 2020. We did not have any TDR loans classified as nonperforming as of February 28, 2021 or May 31, 2020.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by member class, as of February 28, 2021 and May 31, 2020.

Table 4.7: Nonperforming Loans

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$230,073	0.81%	1	$167,708	0.63%
RTFC	2	9,619	0.04	—	—	—
Total nonperforming loans	4	$239,692	0.85%	1	$167,708	0.63%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had $3 million letters of credit outstanding to Brazos as of February 28, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nonperforming loans increased $72 million to $240 million, or 0.85%, of total loans outstanding as of February 28, 2021, from $168 million, or 0.63%, of total loans outstanding as of May 31, 2020, primarily due to our classification of the loans outstanding of $82 million to Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based power supply borrower, as nonperforming as a result of its bankruptcy filing as described below.

In mid-February 2021, Texas and several neighboring states experienced a series of severe winter storms and record-low temperatures as a result of the polar vortex. The freezing conditions affected power demand, supply and market prices in Texas, triggering unprecedented increases in electrical power load demand in combination with significant reductions in power supply across Texas, including a loss of almost half of the electric generation within the Electric Reliability Council of Texas (“ERCOT”) service area. ERCOT raised wholesale electric power prices per megawatt hour to the maximum allowable amount of $9,000, to spur greater power generation by providing a financial incentive for power generators in the state to remain online. According to ERCOT data, pre-storm wholesale power prices were less than $50 per megawatt hour. ERCOT also initiated controlled rolling power outages, which impacted millions of residential and commercial customers, to protect and maintain the stability of the Texas electric grid.

The surge in wholesale electricity prices had a direct financial impact primarily on certain electric power supply utilities, including a significant adverse financial impact on two CFC Texas-based electric power supply borrowers that had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at elevated prices to meet the electric demand of their member distribution system customers. On March 1, 2021, we were informed that Brazos filed for Chapter 11 bankruptcy protection. We had exposure to Brazos totaling $85 million as of February 28, 2021, consisting of unsecured loans outstanding of $82 million and letters of credit of $3 million, pursuant to a $500 million syndicated revolving credit agreement administered by Bank of America. As a result of draws on the letters of credit in March 2021, subsequent to Brazos’ bankruptcy filing, we currently have unsecured loans outstanding to Brazos of $85 million. We downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding of $82 million as of February 28, 2021 as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers totaling $10 million as nonperforming as of February 28, 2021.

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set off against such exposure to Brazos. The total so held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set off against Brazos’s obligations, totaled $117 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $20 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court, subject only to challenge by parties other than Brazos until May 16, 2021, and subject to extension beyond this date by order of the court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set off.

One loan to another CFC power supply borrower, with an outstanding balance of $148 million and $168 million as of February 28, 2021 and May 31, 2020, respectively, accounted for the substantial majority of nonperforming loans as of February 28, 2021, and the entire amount of nonperforming loans as of May 31, 2020. Under the terms of this loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary, as the payments are contingent on the borrower’s financial performance in those years. Based on our review and assessment of the borrower’s most recent forecast and underlying assumptions provided to us in May 2020, we no longer believed that the future expected cash payments from the borrower through the maturity of the loan in December 2026 would be sufficient to repay the outstanding loan balance. We therefore classified this loan as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses as of May 31, 2020. We received payments from the borrower on

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
this loan during the current year-to-date period, reducing the outstanding balance to $148 million as of February 28, 2021. While the borrower is not in default and was current with respect to required payments on the loan as of February 28, 2021, we have continued to report the loan as nonperforming.
Net Charge-Offs

We had no loan charge-offs during the nine months ended February 28, 2021, nor during the same prior year-to-date period. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively. In addition, we had no delinquent loans as of either February 28, 2021 or May 31, 2020. However, as a result of its bankruptcy filing, we expect that Brazos will be unable to make future scheduled loan payments without approval of the bankruptcy court.

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

The following table displays total loans outstanding, by borrower risk rating category and borrower member type, as of February 28, 2021 and May 31, 2020. The borrower risk rating categories of loans outstanding presented below correspond to the borrower risk rating categories used in calculating the collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with our adoption of CECL, we present term loans outstanding as of February 28, 2021, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2017, and in the aggregate for periods prior to fiscal year 2017. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in the table below, $16,088 million, or 57%, of total loans outstanding of $28,316 million as of February 28, 2021 represent term-loan advances made to borrowers prior to fiscal year 2017. Our long-term loans, which represent 92% of total loans outstanding, have an average remaining maturity of 18 years as of February 28, 2021.

As discussed above, as a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. As such, since our inception in 1969 we have had an extended repeat lending and repayment history with substantially all of member borrowers through our various loan programs. Our secured long-term loan commitment facilities typically provide a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. Because our electric utility cooperative borrowers must make substantial annual capital investments to maintain operations and ensure delivery of the essential service provided by electric utilities, they require a continuous inflow of funds to finance infrastructure upgrades and new asset purchases. Due to the funding needs of electric utility cooperatives, a CFC borrower generally has multiple loans outstanding under advances drawn in different years. While the number of borrowers with loans outstanding was 891 borrowers as of February 28, 2021, the number of loans outstanding was 16,593 as of February 28, 2021, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.8: Loans Outstanding by Borrower Risk Ratings and Origination Year

	February 28, 2021
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q3 2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	May 31, 2020
Pass
CFC:
Distribution	$1,362,961	$1,948,601	$1,243,580	$1,508,703	$1,532,026	$12,754,846	$1,231,123	$21,581,840	$20,643,737
Power supply	537,504	204,251	352,543	252,833	253,714	2,518,555	379,097	4,498,497	4,516,595
Statewide and associate	999	22,871	3,784	—	605	24,559	27,910	80,728	90,274
CFC total	1,901,464	2,175,723	1,599,907	1,761,536	1,786,345	15,297,960	1,638,130	26,161,065	25,250,606
NCSC	16,120	243,819	4,454	58,337	14,701	257,556	126,907	721,894	697,862
RTFC	81,286	70,550	12,649	28,618	65,335	134,995	23,181	416,614	371,507
Total pass	$1,998,870	$2,490,092	$1,617,010	$1,848,491	$1,866,381	$15,690,511	$1,788,218	$27,299,573	$26,319,975

Special mention
CFC:
Distribution	$5,070	$—	$5,220	$954	$4,644	$110,302	$170,494	$296,684	$7,743
Power supply	23,600	—	87,822	2,339	8,193	132,502	204,560	459,016	—
Statewide and associate	—	—	5,000	4,000	5,815	1,174	—	15,989	16,224
CFC total	28,670	—	98,042	7,293	18,652	243,978	375,054	771,689	23,967
RTFC	—	—	—	—	—	—	—	—	8,736
Total special mention	$28,670	$—	$98,042	$7,293	$18,652	$243,978	$375,054	$771,689	$32,703

Substandard
CFC:
Distribution	$—	$—	$—	$—	$—	$—	$—	$—	$118,173
Power supply	—	—	—	—	—	—	—	—	47,203
CFC total	—	—	—	—	—	—	—	—	165,376
RTFC	—	—	—	—	—	4,717	—	4,717	5,092
Total substandard	$—	$—	$—	$—	$—	$4,717	$—	$4,717	$170,468

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$148,477	$81,596	$230,073	$167,708
CFC total	—	—	—	—	—	148,477	81,596	230,073	167,708
RTFC	—	—	1,473	3,078	3,218	—	1,850	9,619	—
Total doubtful	$—	$—	$1,473	$3,078	$3,218	$148,477	$83,446	$239,692	$167,708
Total criticized loans	$28,670	$—	$99,515	$10,371	$21,870	$397,172	$458,500	$1,016,098	$370,879
Total loans outstanding	$2,027,540	$2,490,092	$1,716,525	$1,858,862	$1,888,251	$16,087,683	$2,246,718	$28,315,671	$26,690,854

Criticized loans increased $645 million to $1,016 million as of February 28, 2021, from $371 million as of May 31, 2020, representing approximately 4% and 1% of total loans outstanding as of each respective date. The increase was attributable to increases in loans outstanding in the special mention and doubtful categories, partially offset by a decrease in loans outstanding in the substandard category. Each of the borrowers with loans outstanding in the criticized category was current

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
with regard to all principal and interest amounts due as of February 28, 2021. However, as a result of its bankruptcy filing, we expect that Brazos will be unable to make future scheduled loan payments without approval of the bankruptcy court.

Special Mention and Substandard

Loans outstanding to one CFC Texas-based electric power supply borrower totaling $383 million, one CFC electric distribution borrower totaling $190 million, and one CFC electric distribution borrower and its subsidiary totaling $148 million accounted for the substantial majority of the special mention loan category amount of $772 million as of February 28, 2021.

The Texas-based electric power supply borrower with loans outstanding of $383 million as of February 28, 2021 was downgraded to special mention in the third quarter of fiscal year 2021, from a rating within the pass category as of May 31, 2020. The downgrade was attributable to the significant adverse financial impact from exposure to the elevated power costs during the February 2021 polar vortex.

The CFC electric distribution borrower with loans outstanding of $190 million as of February 28, 2021 was downgraded to special mention in the second quarter of fiscal year 2021, from a rating within the pass category as of May 31, 2020. The downgrade was attributable to an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for reimbursement of the hurricane damage-related restoration costs.

The CFC electric distribution borrower and its subsidiary with loans outstanding of $148 million as of February 28, 2021 was upgraded to special mention in the first quarter of fiscal year 2021, from substandard as of May 31, 2020. The upgrade in the risk rating was based on the borrower’s improved financial performance.

Doubtful

The increase in loans outstanding in the doubtful category to $240 million as of February 28, 2021, from $168 million as of May 31, 2020 was attributable to the current quarter downgrades in the borrower risk ratings of Brazos and two affiliated RTFC telecommunications borrowers and classification of loans outstanding to these borrowers of $82 million and $10 million, respectively, as nonperforming as of February 28, 2021, discussed above under “Nonperforming Loans.”

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize changes in the allowance for credit losses for our loan portfolio and present the allowance components for the three and nine months ended February 28, 2021 and February 29, 2020. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model. The allowance components, which consist of a collective allowance and an asset-specific allowance, are based on the evaluation method used to measure our loans for credit losses. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2020	$54,409	$1,341	$3,239	$58,989
Provision for credit losses	29,435	316	3,272	33,023
Balance as of February 28, 2021	$83,844	$1,657	$6,511	$92,012

	Three Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2019	$13,076	$810	$2,634	$16,520
Provision for credit losses	153	47	2,182	2,382
Balance as of February 29, 2020	$13,229	$857	$4,816	$18,902

	Nine Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2020	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	53,083	791	3,151	57,025
Provision for credit losses	30,761	866	3,360	34,987
Balance as of February 28, 2021	$83,844	$1,657	$6,511	$92,012

	Nine Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2019	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for credit losses	109	(1,150)	2,408	1,367
Balance as of February 29, 2020	$13,229	$857	$4,816	$18,902

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by company, the components of our allowance for loan losses as of February 28, 2021 and May 31, 2020.

Table 5.2: Allowance for Credit Losses Components

	February 28, 2021
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance components:
Collective allowance	$46,684	$1,657	$1,744	$50,085
Asset-specific allowance(1)	37,160	—	4,767	41,927
Total allowance for credit losses	$83,844	$1,657	$6,511	$92,012

Loans outstanding:(2)
Collectively evaluated loans	$26,927,375	$721,894	$416,614	$28,065,883
Individually evaluated loans(1)	235,452	—	14,336	249,788
Total loans outstanding	$27,162,827	$721,894	$430,950	$28,315,671

Allowance ratios:
Collective allowance coverage ratio(3)	0.17%	0.23%	0.42%	0.18%
Asset-specific allowance coverage ratio(4)	15.78	—	33.25	16.79
Total allowance coverage ratio(5)	0.31	0.23	1.51	0.32

	May 31, 2020
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,584	$806	$3,902	$18,292
Asset-specific allowance	33,854	—	979	34,833
Total allowance for credit losses	$47,438	$806	$4,881	$53,125

Loans outstanding:(2)
Collectively evaluated loans	$25,434,193	$697,862	$380,243	$26,512,298
Individually evaluated loans	173,464	—	5,092	178,556
Total loans outstanding	$25,607,657	$697,862	$385,335	$26,690,854

Allowance coverage ratios:
Collective allowance coverage ratio(3)	0.05%	0.12%	1.03%	0.07%
Asset-specific allowance coverage ratio(4)	19.52	—	19.23	19.51
Total allowance coverage ratio(5)	0.19	0.12	1.27	0.20
____________________________
(1)In addition, we had $3 million letters of credit outstanding to Brazos, for which the reserve is included asset-specific allowance as of February 28, 2021.
(2)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2021 and May 31, 2020.
(3)Calculated based on the collective allowance component at period end divided by collectively evaluated loans outstanding at period end.
(4)Calculated based on the asset-specific allowance component at period end divided by individually evaluated loans outstanding at period end.
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

The following tables present, by company, the components of our recorded investment and interest income recognized during the three and nine months ended February 29, 2020.

Table 5.4: Average Recorded Investment and Interest Income Recognized on Individually Impaired Loans—Incurred Loss Model

	Three Months Ended February 29, 2020		Nine Months Ended February 29, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually impaired loans:
CFC	$5,755	$143	$5,918	$424
RTFC	5,300	67	5,423	204
Total	$11,055	$210	$11,341	$628

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both February 28, 2021 and May 31, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,408 million and accounted for 16% of total debt outstanding as of February 28, 2021, compared with $3,962 million and 15% of total debt outstanding as of May 31, 2020. The following table provides comparative information on our short-term borrowings as of February 28, 2021 and May 31, 2020.

Table 6.1: Short-Term Borrowings Sources

(Dollars in thousands)	February 28, 2021	May 31, 2020
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$654,988	$—
Commercial paper sold directly to members, at par	1,371,796	1,318,566
Total commercial paper	2,026,784	1,318,566
Select notes to members	1,370,795	1,597,959
Daily liquidity fund notes	678,792	508,618
Medium-term notes sold to members	331,586	286,842
Farmer Mac notes payable (1)	—	250,000
Total short-term borrowings	$4,407,957	$3,961,985
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement.

Committed Bank Revolving Line of Credit Agreements

The total commitment amount under our committed bank revolving line of credit agreements was $2,725 million as of both February 28, 2021 and May 31, 2020. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. The following table presents the amount available for access under our bank revolving line of credit agreements as of February 28, 2021 and May 31, 2020.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	February 28, 2021			May 31, 2020
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
3-year agreement	$1,315	$—	$1,315	$1,315	$—	$1,315	November 28, 2022	7.5 bps
5-year agreement	1,410	3	1,407	1,410	3	1,407	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,725	$3	$2,722
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

As indicated in the table above, we had no borrowings outstanding under our committed bank revolving line of credit agreements as of February 28, 2021 or May 31, 2020. We were in compliance with all covenants and conditions under the agreements as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of February 28, 2021 and May 31, 2020. Long-term debt outstanding totaled $20,556 million and accounted for 76% of total debt outstanding as of February 28, 2021, compared with $19,712 million and 76% of total debt outstanding as of May 31, 2020.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	February 28, 2021	May 31, 2020
Secured long-term debt:
Collateral trust bonds	$7,452,711	$7,457,711
Unamortized discount	(229,946)	(236,461)
Debt issuance costs	(34,832)	(32,697)
Total collateral trust bonds	7,187,933	7,188,553
Guaranteed Underwriter Program notes payable	6,029,890	6,261,312
Farmer Mac notes payable	2,675,979	2,809,637
Other secured notes payable	4,412	6,068
Debt issuance costs	(26)	(117)
Total other secured notes payable	4,386	5,951
Total secured notes payable	8,710,255	9,076,900
Total secured long-term debt	15,898,188	16,265,453
Unsecured long-term debt:
Medium-term notes sold through dealers	4,376,480	3,086,733
Medium-term notes sold to members	297,712	372,117
Subtotal medium-term notes	4,674,192	3,458,850
Unamortized discount	(2,492)	(997)
Debt issuance costs	(18,181)	(16,943)
Total unsecured medium-term notes	4,653,519	3,440,910
Unsecured notes payable	3,886	5,794
Unamortized discount	(43)	(107)
Debt issuance costs	(6)	(26)
Total unsecured notes payable	3,837	5,661
Total unsecured long-term debt	4,657,356	3,446,571
Total long-term debt	$20,555,544	$19,712,024

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On February 8, 2021, we issued $500 million aggregate principal amount of 0.35% dealer medium-term notes due February 8, 2024. On February 16, 2021, we issued $250 million aggregate principal amount of 3-month LIBOR dealer medium-term notes due February 16, 2023. On February 24, 2021, we issued $600 million aggregate principal amount of 1.00% dealer

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
medium-term notes due June 15, 2026. On February 24, 2021, we also issued $75 million aggregate principal amount of 0.25% dealer medium-term notes due February 24, 2023.

Secured Debt

Long-term secured debt of $15,898 million and $16,265 million as February 28, 2021 and May 31, 2020, respectively, represented 77% and 83% of total long-term debt outstanding as of each respective date. The decrease in long-term secured debt of $367 million during the nine months ended February 28, 2021 was primarily attributable to a reduction in notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. We believe we were in compliance with all covenants and conditions under our debt indentures as of February 28, 2021 and May 31, 2020. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds outstanding decreased $1 million to $7,188 million as of February 28, 2021. In June 2020, we redeemed all $400 million outstanding principal amount of our 2.35% collateral trust bonds due June 15, 2020. In October 2020, we redeemed all $350 million outstanding principal amount of our 2.30% collateral trust bonds, due November 1, 2020. On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On February 8, 2021, we issued $350 million of aggregate principal amount of 1.65% collateral trust bonds due June 15, 2031.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program decreased $231 million to $6,030 million as of February 28, 2021. On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. On January 15, 2021, we redeemed $125 million of Series D notes payable outstanding under the Guaranteed Underwriter Program, with an original maturity of 2040. We had up to $1,275 million available for access under the Guaranteed Underwriter Program as of February 28, 2021.

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through January 11, 2022. The amount outstanding under this agreement included $2,676 million of long-term debt as of February 28, 2021. On January 15, 2021, we advanced two notes payable totaling $125 million under the Farmer Mac Note purchase agreement. The amount available for borrowing totaled $2,824 million as of February 28, 2021.

See “Note 7—Long-Term Debt” in our 2020 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. The following table presents, by issuance, subordinated deferrable debt outstanding as of February 28, 2021 and May 31, 2020.

Table 8.1: Subordinated Deferrable Debt Outstanding

	Outstanding Amount		Maturity and Call Dates
(Dollars in thousands)	February 28, 2021	May 31, 2020	Term in Years	Maturity	Call Date
Issuances of subordinated notes:
4.75% issuance 2013	$400,000	$400,000	30	2043	April 30, 2023
5.25% issuance 2016	350,000	350,000	30	2046	April 20, 2026
5.50% issuance 2019	250,000	250,000	45	2064	May 15, 2024
Total aggregate principal amount	1,000,000	1,000,000
Debt issuance costs	(13,735)	(13,881)
Total subordinated deferrable debt	$986,265	$986,119

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

We generally do not designate our interest rate swaps for hedge accounting. Therefore, changes in the fair value of our interest rate swaps are reported on our consolidated statements of operations under derivative gains (losses). If we enter into a Treasury Lock, we typically designate the Treasury Lock as a cash flow hedge. We did not have any derivatives designated as accounting hedges as of February 28, 2021 or May 31, 2020.

Outstanding Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 28, 2021 and May 31, 2020. The substantial majority of our interest rate swaps use an index based on LIBOR for either the pay or receive leg of the swap agreement.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,658,319	2.65%	0.24%	$6,604,808	2.78%	0.88%
Receive-fixed swaps	2,399,000	0.95	2.80	2,699,000	1.54	2.75
Total interest rate swaps	9,057,319	2.20	0.92	9,303,808	2.42	1.42
Forward pay-fixed swaps	—			3,000
Total	$9,057,319			$9,306,808

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of February 28, 2021 and May 31, 2020.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	February 28, 2021		May 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount(1)
Derivative assets:
Interest rate swaps	$128,439	$2,806,205	$173,195	$2,699,000

Derivative liabilities:
Interest rate swaps	$655,749	$6,251,114	$1,258,459	$6,607,808
____________________________
(1) The notional amount includes $3 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted Average Rates, with an effective start date of June 5, 2020, outstanding as of May 31, 2020. The fair value of these swaps as of May 31, 2020 is included in the above table and in our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of February 28, 2021 and May 31, 2020, and provides information on the impact of netting provisions and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	February 28, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$128,439	$—	$128,439	$128,439	$—	$—
Derivative liabilities:
Interest rate swaps	655,749	—	655,749	128,439	—	527,310

	May 31, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$173,195	$—	$173,195	$173,195	$—	$—
Derivative liabilities:
Interest rate swaps	1,258,459	—	1,258,459	173,195	—	1,085,264

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and nine months ended February 28, 2021 and February 29, 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.4: Derivative Gains (Losses)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(29,735)	$(14,354)	$(86,507)	$(39,547)
Derivative forward value gains (losses)	359,931	(323,582)	558,266	(510,664)
Derivative gains (losses)	$330,196	$(337,936)	$471,759	$(550,211)

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

Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A and A, respectively, as of February 28, 2021. Moody’s, S&P and Fitch had our ratings on stable outlook as of February 28, 2021. Subsequent to the end of the current quarter, on March 5, 2021, S&P downgraded our senior unsecured credit ratings from A to A- with a negative outlook. As of the date of the filing of this Report, no action has been taken by Moody’s and Fitch on our ratings. The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$41,080	$(8,915)	$—	$(8,915)
Falls below Baa1/BBB+	6,078,270	(347,307)	—	(347,307)
Falls to or below Baa2/BBB (2)	412,095	(16,592)	—	(16,592)
Total	$6,531,445	$(372,814)	$—	$(372,814)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $221 million as of February 28, 2021. These swaps were in an unrealized loss position of $26 million as of February 28, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% and 25% of the total outstanding notional amount of derivatives as of February 28, 2021 and May 31, 2020, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $389 million as of February 28, 2021.

NOTE 10—EQUITY

Total equity increased $620 million to $1,269 million as of February 28, 2021, attributable to the combined impact of our reported net income of $684 million for the nine months ended February 28, 2021, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and the decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and nine months ended February 28, 2021 and February 29, 2020 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended
	February 28, 2021			February 29, 2020
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total
Beginning balance	$1,918	$(3,664)	$(1,746)	$2,345	$(2,427)	$(82)
(Gains) losses reclassified to earnings	(101)	188	87	(109)	146	37
Ending balance	$1,817	$(3,476)	$(1,659)	$2,236	$(2,281)	$(45)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	February 28, 2021			February 29, 2020
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total
Beginning balance	$2,130	$(4,040)	$(1,910)	$2,571	$(2,718)	$(147)
(Gains) losses reclassified to earnings	(313)	564	251	(335)	437	102
Ending balance	$1,817	$(3,476)	$(1,659)	$2,236	$(2,281)	$(45)
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

NOTE 11—GUARANTEES

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of February 28, 2021 and May 31, 2020.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	February 28, 2021	May 31, 2020
Guarantee type:
Long-term tax-exempt bonds(1)	$146,125	$263,875
Letters of credit(2)	376,984	413,839
Other guarantees	153,276	143,072
Total	$676,385	$820,786

Member class:
CFC:
Distribution	$249,175	$266,301
Power supply	399,358	538,532
Statewide and associate(3)	5,546	5,954
CFC total	654,079	810,787
NCSC	22,306	9,999
Total	$676,385	$820,786
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both February 28, 2021 and May 31, 2020.

Long-term tax-exempt bonds of $146 million and $264 million as of February 28, 2021 and May 31, 2020, respectively, included $146 million and $244 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $377 million and $414 million as of February 28, 2021 and May 31, 2020, respectively, $107 million and $106 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of February 28, 2021. The maturities for the outstanding letters of credit as of February 28, 2021 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2021, we may be required to issue up to an additional $66 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 28, 2021. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $153 million and $143 million as of February 28, 2021 and May 31, 2020, respectively, of which $25 million was secured as of both February 28, 2021 and May 31, 2020. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $398 million and $426 million and represented 59% and 52% of total guarantees as of February 28, 2021 and May 31, 2020, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $146 million of variable-rate tax-exempt bonds as of February 28, 2021, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2021 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $11 million as of both February 28, 2021 and May 31, 2020. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003, was $10 million as of both February 28, 2021 and May 31, 2020. The contingent guarantee liability, which is based on management’s estimate of exposure to losses within our guarantee portfolio, was $1 million as of both February 28, 2021 and May 31, 2020.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of February 28, 2021 and May 31, 2020. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 12.1: Fair Value of Financial Instruments

	February 28, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$170,047	$170,047	$170,047	$—	$—
Restricted cash	7,406	7,406	7,406	—	—
Equity securities, at fair value	32,434	32,434	32,434	—	—
Debt securities trading, at fair value	574,820	574,820	—	574,820
Deferred compensation investments	6,577	6,577	6,577	—	—
Loans to members, net	28,235,469	30,172,193	—	—	30,172,193
Accrued interest receivable	111,821	111,821	—	111,821	—
Derivative assets	128,439	128,439	—	128,439	—
Total financial assets	$29,267,013	$31,203,737	$216,464	$815,080	$30,172,193

Liabilities:
Short-term borrowings	$4,407,957	$4,408,080	$—	$4,408,080	$—
Long-term debt	20,555,544	22,267,957	—	13,112,498	9,155,459
Accrued interest payable	175,624	175,624	—	175,624	—
Guarantee liability	10,649	11,461	—	—	11,461
Derivative liabilities	655,749	655,749	—	655,749	—
Subordinated deferrable debt	986,265	1,058,623	262,500	796,123	—
Members’ subordinated certificates	1,257,024	1,257,024	—	—	1,257,024
Total financial liabilities	$28,048,812	$29,834,518	$262,500	$19,148,074	$10,423,944

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$671,372	$671,372	$671,372	$—	$—
Restricted cash	8,647	8,647	8,647	—	—
Equity securities, at fair value	60,735	60,735	60,735	—	—
Debt securities trading, at fair value	309,400	309,400	—	309,400	—
Deferred compensation investments	5,496	5,496	5,496	—	—
Loans to members, net	26,649,255	29,252,065	—	—	29,252,065
Accrued interest receivable	117,138	117,138	—	117,138	—
Debt service reserve funds	14,591	14,591	14,591	—	—
Derivative assets	173,195	173,195	—	173,195	—
Total financial assets	$28,009,829	$30,612,639	$760,841	$599,733	$29,252,065

Liabilities:
Short-term borrowings	$3,961,985	$3,963,164	$—	$3,713,164	$250,000
Long-term debt	19,712,024	21,826,337	—	11,981,580	9,844,757
Accrued interest payable	139,619	139,619	—	139,619	—
Guarantee liability	10,937	11,948	—	—	11,948
Derivative liabilities	1,258,459	1,258,459	—	1,258,459	—
Subordinated deferrable debt	986,119	1,030,108	—	1,030,108	—
Members’ subordinated certificates	1,339,618	1,339,618	—	—	1,339,618
Total financial liabilities	$27,408,761	$29,569,253	$—	$18,122,930	$11,446,323

For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2020 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended February 28, 2021 and February 29, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of February 28, 2021 and May 31, 2020, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended February 28, 2021 and February 29, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	February 28, 2021			May 31, 2020
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$32,434	$—	$32,434	$60,735	$—	$60,735
Debt securities trading, at fair value	—	574,820	574,820	—	309,400	309,400
Deferred compensation investments	6,577	—	6,577	5,496	—	5,496
Derivative assets	—	128,439	128,439	—	173,195	173,195

Liabilities:
Derivative liabilities	$—	$655,749	$655,749	$—	$1,258,459	$1,258,459

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis as of and during the three and nine months ended February 28, 2021. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended February 29, 2020.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $10 million as of February 28, 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was $6 million as of February 28, 2021. As a result, we recorded a nonrecurring fair value adjustment for these loans of $4 million during the three and nine months ended February 28, 2021.

Significant Unobservable Level 3 Inputs

We employ various approaches and techniques to estimate the fair value of loans where we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, including estimated cash flows from the collateral, valuations obtained from third-party specialists and comparable sales data. The technique depends on the nature of the collateral and the extent to which observable inputs are available. Our Credit Risk Management group reviews the valuation technique, including the use of any significant inputs that are not readily observable by market participants, to assess the appropriateness of the technique and the reasonableness of the assumptions involved. The estimated fair value of $6 million as of February 28, 2021 for the two affiliated RTFC nonperforming collateral-dependent loans totaling $10 million as of February 28, 2021 was derived primarily based on the lower end of limited publicly available sales data for the underlying FCC spectrum licenses collateral.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of February 28, 2021 and May 31, 2020.

13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	February 28, 2021	May 31, 2020
Assets:
Loans outstanding	$1,152,844	$1,083,197
Other assets	9,998	11,352
Total assets	$1,162,842	$1,094,549

Liabilities:
Total liabilities	$32,675	$38,803

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of February 28, 2021 and May 31, 2020.

13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	February 28, 2021	May 31, 2020
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,131,409	1,062,103
Credit enhancements:
CFC third-party guarantees	22,306	9,999
Other credit enhancements	8,794	11,755
Total credit enhancements(2)	31,100	21,754
Total outstanding commitments	1,162,509	1,083,857
CFC credit commitments available(3)	$4,337,491	$4,416,143
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $31 million as of February 28, 2021. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately, while we aggregate NCSC and RTFC and report combined segment information for these entities. The following table presents our reportable business segment results for the three and nine months ended February 28, 2021 and February 29, 2020, assets attributable to each segment as of February 28, 2021 and February 29, 2020 and a reconciliation to amounts reported in our consolidated financial statements.

Table 14.1: Business Segment Information

	Three Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Statement of operations:
Interest income	$276,153	$10,901	$(8,882)	$278,172
Interest expense	(173,039)	(8,883)	8,882	(173,040)
Net interest income	103,114	2,018	—	105,132
Provision for credit losses	(33,023)	—	—	(33,023)
Net interest income after provision for credit losses	70,091	2,018	—	72,109
Non-interest income:
Fee and other income	5,059	720	(1,960)	3,819
Derivative gains:
Derivative cash settlements interest expense	(29,307)	(428)	—	(29,735)
Derivative forward value gains	358,173	1,758	—	359,931
Derivative gains	328,866	1,330	—	330,196
Investment securities losses	(2,807)	—	—	(2,807)
Total non-interest income	331,118	2,050	(1,960)	331,208
Non-interest expense:
General and administrative expenses	(23,174)	(1,909)	1,521	(23,562)
Other non-interest expense	(301)	(439)	439	(301)
Total non-interest expense	(23,475)	(2,348)	1,960	(23,863)
Income before income taxes	377,734	1,720	—	379,454
Income tax provision	—	(507)	—	(507)
Net income	$377,734	$1,213	$—	$378,947

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Statement of operations:
Interest income	$285,316	$11,608	$(9,729)	$287,195
Interest expense	(203,040)	(9,729)	9,729	(203,040)
Net interest income	82,276	1,879	—	84,155
Provision for credit losses	(2,382)	—	—	(2,382)
Net interest income after provision for credit losses	79,894	1,879	—	81,773
Non-interest income:
Fee and other income	4,978	557	(1,888)	3,647
Derivative losses:
Derivative cash settlements interest expense	(14,056)	(298)	—	(14,354)
Derivative forward value losses	(322,029)	(1,553)	—	(323,582)
Derivative losses	(336,085)	(1,851)	—	(337,936)
Investment securities gains	749	—	—	749
Total non-interest income	(330,358)	(1,294)	(1,888)	(333,540)
Non-interest expense:
General and administrative expenses	(24,742)	(2,173)	1,646	(25,269)
Losses on early extinguishment of debt	(69)	—	—	(69)
Other non-interest expense	(289)	(243)	242	(290)
Total non-interest expense	(25,100)	(2,416)	1,888	(25,628)
Loss before income taxes	(275,564)	(1,831)	—	(277,395)
Income tax benefit	—	426	—	426
Net loss	$(275,564)	$(1,405)	$—	$(276,969)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Statement of operations:
Interest income	$828,222	$32,917	$(26,884)	$834,255
Interest expense	(527,437)	(26,885)	26,884	(527,438)
Net interest income	300,785	6,032	—	306,817
Provision for credit losses	(34,987)	—	—	(34,987)
Net interest income after provision for credit losses	265,798	6,032	—	271,830
Non-interest income:
Fee and other income	17,347	1,997	(5,677)	13,667
Derivative gains:
Derivative cash settlements interest expense	(85,240)	(1,267)	—	(86,507)
Derivative forward value gains	555,305	2,961	—	558,266
Derivative gains	470,065	1,694	—	471,759
Investment securities gains	491	—	—	491
Total non-interest income	487,903	3,691	(5,677)	485,917
Non-interest expense:
General and administrative expenses	(69,124)	(5,944)	4,707	(70,361)
Losses on early extinguishment of debt	(1,455)	—	—	(1,455)
Other non-interest expense	(956)	(970)	970	(956)
Total non-interest expense	(71,535)	(6,914)	5,677	(72,772)
Income before income taxes	682,166	2,809	—	684,975
Income tax provision	—	(920)	—	(920)
Net income	$682,166	$1,889	$—	$684,055

	February 28, 2021
	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Assets:
Total loans outstanding	$28,294,236	$1,152,844	$(1,131,409)	$28,315,671
Deferred loan origination costs	11,810	—	—	11,810
Loans to members	28,306,046	1,152,844	(1,131,409)	28,327,481
Less: Allowance for credit losses	(92,012)	—	—	(92,012)
Loans to members, net	28,214,034	1,152,844	(1,131,409)	28,235,469
Other assets	1,169,521	99,854	(89,856)	1,179,519
Total assets	$29,383,555	$1,252,698	$(1,221,265)	$29,414,988

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 29, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Statement of operations:
Interest income	$858,316	$35,674	$(29,743)	$864,247
Interest expense	(623,934)	(29,991)	29,743	(624,182)
Net interest income	234,382	5,683	—	240,065
Provision for credit losses	(1,367)	—	—	(1,367)
Net interest income after provision for credit losses	233,015	5,683	—	238,698
Non-interest income:
Fee and other income	22,441	8,965	(12,976)	18,430
Derivative losses:
Derivative cash settlements interest expense	(38,731)	(816)	—	(39,547)
Derivative forward value losses	(508,404)	(2,260)	—	(510,664)
Derivative losses	(547,135)	(3,076)	—	(550,211)
Investment securities gains	2,255	—	—	2,255
Total non-interest income	(522,439)	5,889	(12,976)	(529,526)
Non-interest expense:
General and administrative expenses	(73,475)	(6,828)	4,936	(75,367)
Losses on early extinguishment of debt	(69)	(614)	—	(683)
Other non-interest income (expense)	6,574	(8,040)	8,040	6,574
Total non-interest expense	(66,970)	(15,482)	12,976	(69,476)
Losses before income taxes	(356,394)	(3,910)	—	(360,304)
Income tax benefit	—	856	—	856
Net loss	$(356,394)	$(3,054)	$—	$(359,448)

	February 29, 2020
	CFC	NCSC and RTFC	Eliminations	Consolidated Total
Assets:
Total loans outstanding	$26,790,313	$1,039,622	$(1,018,834)	$26,811,101
Deferred loan origination costs	11,429	—	—	11,429
Loans to members	26,801,742	1,039,622	(1,018,834)	26,822,530
Less: Allowance for credit losses	(18,902)	—	—	(18,902)
Loans to members, net	26,782,840	1,039,622	(1,018,834)	26,803,628
Other assets	1,131,269	102,709	(91,424)	1,142,554
Total assets	$27,914,109	$1,142,331	$(1,110,258)	$27,946,182

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 13, 2021

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller and Principal Accounting Officer