Form 10-K
period 2021-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2021-07-30
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2021
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
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer   ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The Registrant is a tax-exempt cooperative and therefore does not issue capital stock.

i

ii

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	23
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	35
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	37
4	Non-Interest Income	39
5	Derivative Gains (Losses)	40
6	Derivatives—Average Notional Amounts and Interest Rates	41
7	Comparative Swap Curves	41
8	Non-Interest Expense	42
9	Loans—Outstanding Amount by Member Class and Loan Type	43
10	Loans—Historical Retention Rate and Repricing Selection	44
11	Debt—Debt Product Types	45
12	Total Debt Outstanding and Weighted-Average Interest Rates	46
13	Member Investments	47
14	Equity	48
15	Loan Portfolio Security Profile	52
16	Loan Geographic Concentration	54
17	Loan Exposure to 20 Largest Borrowers	55
18	Troubled Debt Restructured Loans	56
19	Nonperforming Loans	56
20	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	59
21	Rating Triggers for Derivatives	61
22	Available Liquidity	62
23	Committed Bank Revolving Line of Credit Agreements	64
24	Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates	66
25	Short-Term Borrowings—Funding Sources	66
26	Long-Term and Subordinated Debt Issuances and Repayments	67
27	Collateral Pledged	68
28	Unencumbered Loans	68
29	Loans—Maturities of Scheduled Principal Payments	69
30	Contractual Obligations	70
31	Projected Sources and Uses of Liquidity from Debt and Investment Activity	71
32	Credit Ratings	72
33	Interest Rate Sensitivity Analysis	74
34	LIBOR-Indexed Financial Instruments	75
35	Selected Quarterly Financial Data	77
36	Adjusted Financial Measures—Income Statement	79
37	TIER and Adjusted TIER	80
38	Adjusted Financial Measures—Balance Sheet	81
39	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	82
40	Members’ Equity	82

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“this Report” or “2021 Form 10-K”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence in 2019 and spread of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

PART I

Item 1.    Business

OVERVIEW

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”), National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC and its consolidated entities have not held any foreclosed assets since the fiscal year ended May 31, 2017. Our principal operations are currently organized for management reporting purposes into three business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements and discussed below.

The business affairs of CFC, NCSC and RTFC are governed by separate boards of directors for each entity. We provide information on CFC’s corporate governance in “Item 10. Directors, Executive Officers and Corporate Governance.” We provide information on the members of each of these entities below in “Item 1. Business—Members” and describe the financing products offered to members by each entity under “Item 1. Business—Loan and Guarantee Programs.” Information on the financial performance of our business segments is disclosed in “Note 16—Business Segments.” Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

CFC

CFC is a member-owned, nonprofit finance cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems of providing reliable, affordable power to the customers they service. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain noncash accounting entries, to: (i) a cooperative educational fund; (ii) a general reserve, if necessary; (iii) members based on each member’s patronage of CFC’s loan programs during the year; and (iv) a members’ capital reserve. CFC funds its activities primarily through a combination of public and private issuances of debt securities, member investments and retained equity. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC cannot issue equity securities.

NCSC

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members, entities eligible to be members of CFC and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. See “Members” below for a description of our member classes. NCSC’s membership consists of distribution systems, power supply systems and statewide and regional associations that were members of CFC as of May 31, 2021. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

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

OUR BUSINESS

CFC was established by and for the rural electric cooperative network to provide affordable financing alternatives to electric cooperatives. While our business strategy and policies are set by CFC’s board of directors and may be amended or revised from time to time, the fundamental goal of our overall business model is to work with our members to ensure that CFC is able to meet their financing needs, as well as provide industry expertise and strategic services to aid them in delivering affordable and reliable essential services to their communities.

Focus on Electric Lending

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our members with the credit products they need to fund their operations. As such, we primarily focus on lending to electric systems and securing access to capital through diverse funding sources at rates that allow us to offer cost-based credit products to our members. Rural electric cooperatives, most of which are not-for-profit entities, were established to provide electricity in rural areas historically deemed too costly to be served by investor-owned utilities. As such, our electric cooperative members experience limited competition because they generally operate in exclusive territories, the majority of which are not rate regulated. Loans to electric utility organizations accounted for approximately 99% of our total loans outstanding as of both May 31, 2021 and 2020. Substantially all of our electric cooperative borrowers continued to demonstrate stable operating performance and strong financial ratios as of May 31, 2021.

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

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating overlapping members between CFC, NCSC and RTFC, totaled 1,424 members and 246 associates as of May 31, 2021, compared with 1,439 members and 232 associates as of May 31, 2020.

CFC

CFC lends to its members and associates and also provides credit enhancements in the form of guarantees of debt obligations and letters of credit. Membership in CFC is limited to cooperative or not-for-profit rural electric systems that are eligible to borrow from RUS under its Electric Loan Program and affiliates of these entities. CFC categorizes its members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities, into classes based on member type because the demands and needs of each member class differs. Affiliates represent holding companies, subsidiaries and other entities that are owned, controlled or operated by members. Members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC membership consists of members in 49 states and three U.S. territories. In addition to members, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. Associates are not eligible to vote on matters put to a vote of the membership. CFC’s members, by member class, and associates were as follows as of May 31, 2021.

	CFC Member
Member Type	Class	May 31, 2021
Distribution systems	A	842
Power supply systems	B	67
Statewide and regional associations, including NCSC	C	62
National association of cooperatives(1)	D	1
Total CFC members		972
Associates, including RTFC		46
Total CFC members and associates		1,018
____________________________
(1) National Rural Electric Cooperative Association is our sole class D member.

NCSC

Membership in NCSC includes organizations that are Class A, B and C members of CFC, or eligible for such membership and are approved for membership by the NCSC Board of Directors. In addition to members, NCSC has associates that may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities owned, controlled or operated by, or provide significant benefit to, Class A, B, and C members of CFC. All of NCSC’s members also were CFC members as of May 31, 2021. CFC is not, however, a member of NCSC. NCSC’s members and associates were as follows as of May 31, 2021.

	CFC Member
Member Type	Class	May 31, 2021
Distribution systems	A	447
Power supply systems	B	3
Statewide associations	C	6
Total NCSC members		456
Associates		195
Total NCSC members and associates		651

RTFC

Membership in RTFC is limited to cooperative corporations, nonprofit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Holding companies, subsidiaries and other organizations that are owned, controlled or operated by members, which are referred to as affiliates, are eligible to borrow from RTFC. Associates are organizations that provide non-telephone or non-telecommunications services to rural telecommunications companies that are approved by the RTFC Board of Directors. Neither affiliates nor associates are eligible to vote on matters put to a vote of the membership. CFC and NCSC are not members of RTFC. RTFC’s members and associates were as follows as of May 31, 2021.

Member Type	May 31, 2021
Members	453
Associates	6
Total RTFC members and associates	459

LOAN AND GUARANTEE PROGRAMS

CFC lends to its members and associates and also provides credit enhancements in the form of guarantees of debt obligations and letters of credit. NCSC and RTFC also lend and provide credit enhancements to their members and associates. For information on the membership of CFC, NCSC and RTFC, see “Item 1. Business—Members.”

CFC, NCSC and RTFC loan commitments generally contain provisions that restrict further borrower advances or trigger an event of default if there is any material adverse change in the business or condition, financial or otherwise, of the borrower. Below is additional information on the loan and guarantee programs offered by CFC, NCSC and RTFC.

CFC Loan Programs

Long-Term Loans

CFC’s long-term loans generally have the following characteristics:

•terms of up to 35 years on a senior secured basis and terms of up to five years on an unsecured basis;
•amortizing, bullet maturity or serial payment structures;
•the property, plant and equipment financed by and securing the long-term loan has a useful life generally equal to or in excess of the loan maturity;
•flexibility for the borrower to select a fixed interest rate for periods of one to 35 years or a variable interest rate; and
•the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

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

Line of credit loans can be made on an emergency basis when financing is needed quickly to address weather-related or other unexpected events and can also be made available as interim financing when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS (sometimes referred to as “bridge loans”). In these cases, when the borrower receives the RUS loan advance, the funds must be used to repay the bridge loans.

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

NCSC Loan Programs

NCSC makes loans to electric cooperatives and their subsidiaries that provide non-electric services in the energy and telecommunication industries as well as to entities that provide substantial benefit to CFC members, including eligible solar energy providers and investor-owned utilities. Loans to NCSC associates may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

Long-Term Loans

NCSC’s long-term loans generally have the following characteristics:

•terms from 7 to up to 30 years on a senior secured basis and terms of up to five years on an unsecured basis;
•amortizing, balloon, bullet maturity or serial payment structures;
•the property, plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•flexibility for the borrower to select a fixed interest rate for periods of one to 30 years or a variable interest rate; and
•the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

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

Long-Term Loans

RTFC’s long-term loans generally have the following characteristics:

•terms not exceeding 10 years on a senior secured basis and terms of up to five years on an unsecured basis;
•amortizing or bullet maturity payment structures;
•the property, plant and equipment financed by and securing the long-term loan has a useful life generally equal to or in excess of the loan maturity;
•flexibility for the borrower to select a fixed interest rate for periods from one year to the final loan maturity or a variable interest rate; and
•the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

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

Loan Features and Options

Interest Rates

As a member-owned cooperative finance organization, CFC is a cost-based lender. As such, our interest rates are set based on a yield that we believe will generate a reasonable level of earnings to cover our cost of funding, general and administrative expenses and provision for credit losses. Long-term fixed rates are set daily for new loan advances and loans that reprice. The fixed rate on each loan is generally determined on the day the loan is advanced or repriced based on the term selected. The variable rate is established monthly. Various standardized discounts may reduce the stated interest rates for borrowers meeting certain criteria related to performance, volume, collateral and equity requirements.

Conversion Option

Generally, a borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee and convert a long-term loan from a fixed rate to another fixed rate or to a variable rate at any time generally subject to a make-whole premium fee.

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

We provide additional information on our loan programs in the sections “Item 7. MD&A—Consolidated Balance Sheet Analysis,” and “Item 7. MD&A—Credit Risk.”

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

The U.S. Federal Communications Commission (“FCC”) has designated CFC as an acceptable source for letters of credit in support of USDA and FCC programs that encourage deployment of high-speed broadband services throughout rural America. The designation allows CFC to provide credit support for rural electric cooperatives and telecommunication providers that participate in programs designed to increase deployment of broadband services to underserved rural areas.

Other Guarantees

We may provide other guarantees as requested by our members. Other guarantees are generally unsecured with guarantee fees payable to us.

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2021 and 2020 in “Note 13—Guarantees.”

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our board of directors. Pursuant to our current investment policy, an Investment Management Committee was established to oversee and administer our investments with the objective of seeking returns consistent with the preservation of principal and maintenance of adequate liquidity. The Investment Management Committee may direct funds to be invested in direct obligations of, or obligations guaranteed by, the United States (“U.S.”) or agencies thereof and investments in government-sponsored enterprises, certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments, municipal securities, asset-backed securities, mortgage-backed securities and certain corporate bonds. In addition, we may invest in overnight or term repurchase agreements. Investments are denominated in U.S. dollars exclusively. All of these investments are subject to requirements and limitations set forth in our investment policy.

INDUSTRY

Overview

Our rural electric cooperative members operate in the energy sector, which is one of 16 critical infrastructure sectors identified by the U.S. government because the services provided by each sector, all of which have an impact on other sectors, are deemed as essential in supporting and maintaining the overall functioning of the U.S. economy. Rural electric cooperatives are an integral part of the U.S. electric utility industry, a sub-sector of the energy sector, serving as power providers for approximately 1 in 8 individuals in the U.S., totaling approximately 42 million people, including over 20 million businesses, homes, schools, churches, farms, irrigation systems and other establishments across the U.S. Based on the latest annual data reported by the U.S. Energy Information Administration, a statistical and analytical agency within the U.S. Department of Energy, the electric utility industry had revenue of approximately $402 billion in 2019, of which approximately 12% was generated by electric cooperatives. For more than 75 years, electric cooperatives have powered local economies across approximately 56% of the nation’s land mass.

CFC was established by electric utility cooperatives to serve as a supplemental financing source to RUS loan programs and to mitigate uncertainty related to government funding. CFC aggregates the combined strength of its rural electric member cooperatives to access the public capital markets and other funding sources. CFC works cooperatively with RUS; however, CFC is not a federal agency or a government-sponsored enterprise. CFC meets the financial needs of its rural electric members by:

•providing financing to RUS-eligible rural electric utility systems for infrastructure, including for those facilities that are not eligible for financing from RUS;
•providing bridge loans required by borrowers in anticipation of receiving RUS funding;
•providing financial products not otherwise available from RUS, including lines of credit, letters of credit, guarantees on tax-exempt financing, weather-related emergency lines of credit, unsecured loans and investment products such as commercial paper, select notes, medium-term notes and member capital securities; and
•meeting the financing needs of those rural electric systems that repay or prepay their RUS loans and replace the government loans with private capital.

Electric Member Operating Environment

In general, electric cooperatives have not been significantly impacted by the effects of retail deregulation. There were 19 states that had adopted programs that allow consumers to choose their supplier of electricity as of May 31, 2021. Depending on the state, the choices can range from being limited to commercial and industrial consumers to “retail choice” for all consumers. In most states, cooperatives have been exempted from or have been allowed to opt out of the regulations allowing for competition. In states offering retail competition, it is important to note that while consumers may be able to choose their energy supplier, the electric utility still receives compensation for the necessary service of delivering electricity to consumers through its utility transmission and distribution plant.

The electric utility industry is facing a potential decrease to kilowatt-hour sales due to technology advances that increase energy efficiency of all appliances and devices used in the home and in businesses as well as from distributed generation in the form of rooftop solar and home generators (“behind-the-meter generation”). Electric cooperatives are facing the same issues, but in general to a lesser extent than investor-owned power systems. To date, we have not seen negative impacts in the electric cooperative financial results due to behind-the-meter generation.

Electric cooperatives have options to mitigate the impact of such issues, such as rate structures to ensure that costs are appropriately recovered for grid and other necessary ancillary services and the use of electricity for end-uses that would otherwise be powered by fossil fuels where doing so reduces emissions and saves consumers money (“beneficial electrification”). The push away from fossil fuel use may continue the trend toward beneficial electrification such as the adoption of electric vehicles, which may increase kilowatt-hour sales to many utilities. Beneficial electrification may also improve the utilities’ ability to balance load profiles by leveraging and balancing consumer and system assets such as electric vehicles and battery storage.

Facilitation of Rural Broadband Expansion by Electric Cooperatives

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others. Over 30 electric cooperatives were awarded approximately $250 million in federal funding through the Connect America Fund Phase II auction (“CAF II”) process by the FCC that was held in 2018. The awarded funds are being distributed over a 10-year period. More than 190 electric cooperatives, many of which are already offering or building out projects, were awarded approximately $1.6 billion though the FCC’s Rural Development Opportunity Fund (“RDOF”). Those funds also will be distributed over a 10-year period. As federal and state governments increase funding opportunities for electric cooperatives in order to offer broadband services, we will continue to increase our credit support, which may include loans and/or letters of credit, to borrowers who participate in CAF II, RDOF and other programs designed to increase broadband services in rural areas. Loans outstanding to our members related to the construction and operation of broadband services totaled approximately $854 million as of May 31, 2021.

Regulatory Oversight of Electric Cooperatives

There are 11 states in which some or all electric cooperatives are subject to state regulatory oversight of their rates and tariffs by state utility commissions and do not have a right to opt out of regulation. Those states are Arizona, Arkansas, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, Vermont, Virginia and West Virginia. Regulatory jurisdiction by state commissions generally includes rate and tariff regulation, the issuance of securities and the enforcement of service territory as provided for by state law.

The Federal Energy Regulatory Commission (“FERC”) has regulatory authority over three aspects of electric power, as provided for under Parts II and III of the Federal Power Act (“FPA”):

•the transmission of electric energy in interstate commerce;
•the sale of electric energy at wholesale in interstate commerce; and
•the approval and enforcement of reliability standards affecting all users, owners and operators of the bulk power system.

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

On June 19, 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule. Falling under Section 111(d) of the Federal Clean Air Act, the ACE rule addresses existing sources of emissions and sets a framework under which states should develop plans establishing standards of performance for their existing emissions sources and then submit those plans to the EPA for approval. States will have three years from the date of the final rule to prepare and submit a plan that establishes a standard of performance. A coalition of 23 states, several local governments and several environmental organizations filed a lawsuit against the EPA challenging the ACE rule in the U.S. Court of Appeals for the D.C. Circuit. On January 19, 2021, the court vacated the ACE rule and directed the EPA to consider the greenhouse gas standards. A petition for certiorari has been filed with the U.S. Supreme Court.

LENDING COMPETITION

Overview

RUS is the largest lender to electric cooperatives, providing them with long-term secured loans. CFC provides financial products and services to its members, primarily in the form of long-term secured and short-term unsecured loans, to supplement RUS financing, to provide loans to members that have elected not to borrow from RUS, and to bridge long-term financing provided by RUS. We also offer other financing options, such as credit support in the form of letters of credit and guarantees, loan syndications and loan participations. Our credit products are tailored to meet the specific needs of each borrower, and we often offer specific transaction structures that our competitors do not provide. CFC also offers certain risk-mitigation products and interest rate discounts on secured, long-term loans for its members that meet performance, volume, collateral and equity requirements.

Primary Lending Competitors

CFC’s primary competitor is CoBank, ACB a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 52 years. Further, on an annual basis, we allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, publications and various conferences, meetings and training workshops.

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB from either the annual financial and statistical reports our members file with us or from CoBank, ACB’s public disclosure; however, we believe CoBank, ACB is the additional lender, along with CFC and RUS, with significant long-term debt outstanding to rural electric cooperatives.

Rural Electric Lending Market

Most of our rural electric borrowers are non-for-profit, private companies owned by the members they serve. As such, there is limited publicly available information to accurately determine the overall size of the rural electric lending market. We utilize the annual financial and statistical reports submitted to us by our members to estimate the overall size of the rural electric lending market. The substantial majority of our members have a fiscal year-end that corresponds with the calendar year-end. Therefore, the annual information we use to estimate the size of the rural electric market is typically based on the calendar year-end rather than CFC’s fiscal year-end.

Based on financial data submitted to us by our electric utility members, we present the long-term debt outstanding to CFC by member class, RUS and other lenders in the electric cooperative industry as of December 31, 2020 and 2019 in the table below. The data presented as of December 31, 2020, were based on information reported by 811 distribution systems and 52 power supply systems. The data presented as of December 31, 2019, were based on information reported by 800 distribution systems and 53 power supply systems.

	December 31,
	2020		2019
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$52,274,309		$49,976,016
Power supply	44,830,704		43,958,889
Less: Long-term debt funded by RUS	(39,660,041)		(39,214,146)
Members’ non-RUS long-term debt	$57,444,972		$54,720,759

Funding sources of members’ long-term debt:
Long-term debt funded by CFC by member class:
Distribution	$20,382,616	36%	$19,540,233	36%
Power supply	4,723,956	8	4,398,516	8
Long-term debt funded by CFC	25,106,572	44	23,938,749	44
Long-term debt funded by other lenders	32,338,400	56	30,782,010	56
Members’ non-RUS long-term debt	$57,444,972	100%	$54,720,759	100%
____________________________
(1) Reported amounts are based on member-provided financial information, which may not have been subject to audit by an independent accounting firm.

While we believe our estimates of the overall size of the rural electric lending market serve as a useful tool in gauging the size of this lending sector, they should be viewed as estimates rather than precise measures as there are certain limitations in our estimation methodology, including, but not limited to, the following:

•Although certain underlying data included in the financial and statistical reports provided to us by members may have been audited by an independent accounting firm, our accumulation of the data from these reports has not been subject to a review for accuracy by an independent accounting firm.
•The data presented is not necessarily inclusive of all members because in some cases our receipt of annual member financial and statistical reports may be delayed and not received in a timely manner to incorporate into our market estimates.
•The financial and statistical reports submitted by members include information on indebtedness to RUS, but the reports do not include comprehensive data on indebtedness to other lenders and are not on a consolidated basis.

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

Derivatives Regulation

CFC engages in over-the-counter (“OTC”) derivative transactions to manage interest rate risk. As an end user of derivative financial instruments, CFC is subject to regulations that apply to derivatives generally. The Dodd-Frank Act (“DFA”), enacted July 2010, resulted in, among other things, comprehensive regulation of the OTC derivatives market. The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Subsequent to the enactment of the DFA, the U.S. Commodity Futures Trading Commission (“CFTC”) issued a final rule, “Clearing Exemption for Certain Swaps Entered into by Cooperatives,” which created an exemption from mandatory clearing for cooperatives. The CFTC’s final rule, “Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants,” includes an exemption from margin requirements for uncleared swaps for cooperatives that are financial end users. CFC is an exempt cooperative end user of derivative financial instruments and does not participate in the derivatives markets for speculative, trading or investing purposes and does not make a market in derivatives.

HUMAN CAPITAL MANAGEMENT

CFC’s success in providing industry expertise and responsive service to meet the needs of our members across the U.S. is dependent on the quality of service provided by our employees and their relationships with our members. We therefore strive to align our human resource policies and staffing strategy with our member-focused mission and core values of service, integrity and excellence. Our staffing objectives are (i) to attract, develop and retain a highly qualified workforce, with diverse backgrounds and experience in multiple areas whose skills and strengths are consistent with CFC’s mission, and (ii) to create an engaged, inclusive and collaborative work culture, which we believe are both critical in delivering exceptional service to our members. Because much of our business operations involves significant member-facing interaction with a relatively stable base of long-standing member borrowers, we place a priority on the retention of high-performing employees who have extensive, in-depth experience serving the needs of our members. Over the last four fiscal years, our voluntary turnover rate has remained at or below 10%, which is lower than the annual voluntary separation rates reported by the U.S. Bureau of Labor Statistics for the financial activities industry sector for this period. We had 248 and 253 employees as of May 31, 2021 and 2020, respectively, all of which were located in the U.S. The slight decrease in the number of employees during fiscal year 2021 was primarily due to natural attrition.

Because attracting, developing and retaining high-level talent is a key component of our human capital objectives, we seek to provide competitive compensation and benefits packages. In establishing base salary amounts, we take into account market and industry competitive data. We encourage regular, ongoing employee performance feedback and conduct annual performance reviews of each employee, which are intended to evaluate individual performance, achievements and contributions to the company, identify development opportunities and serve as a basis for awarding annual merit increases. In addition to base salary amounts, we offer annual incentive bonus plan opportunities that are based on attainment of a scorecard of targeted corporate goals established at the beginning of each fiscal year. Attainment of each of the annual scorecard goals requires the collective engagement and effort of employees across the company, which we believe incentivizes employees to work together across teams and fosters an overall collaborative working environment.

We place a high priority on the health and wellness of our employees. We therefore offer various programs intended to promote the physical, mental and financial well-being of employees. Our benefits offerings include vacation and leave programs; health, dental, vision, life and disability insurance coverage; and flexible spending and health savings plans, most of which are funded in whole or in part by CFC. We make investments in the future financial security of our employees by offering retirement plans that consist of a 401(k) plan with a company match component and an employer-funded defined benefit retirement plan in which CFC makes an annual contribution in an amount that approximates 17% of each employee’s base salary, which we believe helps in our efforts to engage employees, retain high-performing employees and reduce turnover. We also offer programs and resources intended to promote work-life balance, assist in navigating life events and improve employee well-being, such as flexible work schedules, remote work options, an employee assistance program, legal insurance and identity theft coverage services.

As part of our efforts to promote an engaged, inclusive and collaborative workplace culture, we encourage employees to expand their capabilities and enhance their career potential through employer-funded onsite training, external training, tuition assistance and professional events. In fiscal year 2021, CFC employees completed more than 3,632 training hours through our internal corporate training classes and resources as well as through our support of employees’ enrollment in external professional training opportunities. We seek to tailor our training programs to evolving events and employee interests. Examples of training programs offered in the reporting period include Unconscious Bias & Allyship, Inclusive Leadership, Leading Virtual Teams, Personal Finance and Adapting to Change. We also support employee development though a company-sponsored Toastmasters chapter, guest speakers from cooperative partners and staff trips to local electric cooperatives to allow new employees to learn first-hand how their efforts contribute to our members’ success.

The onset of the COVID-19 pandemic in March 2020 introduced numerous, unprecedented challenges. Our priorities during the COVID-19 pandemic, which continues to persist, have been to protect the health and safety of our employees while also ensuring that we are able to meet the needs of our electric cooperative borrowers as they operate in a sector that provides an essential service to residential and commercial customers. We responded promptly to these challenges, taking a number of precautionary steps to safeguard our business operations and employees, including, but not limited to, implementing remote work arrangements, limiting employee travel and in-person meetings, providing flexible work schedules to accommodate school and childcare challenges and offering training to help our employees adapt to the changes in our work environment.

In July 2021, following the expiration on June 30, 2021 of the state of emergency declared in March 2020 by Virginia’s governor in response to the pandemic and the lifting of all COVID-19 restrictions in Virginia, subject to certain exceptions, we brought 100% of our staff back to CFC’s corporate headquarters building, which continues to adhere to the COVID-19 workplace safety and health standards established by Virginia and guidance provided by the CDC. While we have been able to maintain business continuity throughout the pandemic and experienced no pandemic-related employee furloughs or layoffs, we believe we can provide the highest quality of service and deliver more effectively on our member-focused mission, which requires a significant number of member-facing staff working collaboratively with other staff, by resuming full-time, in-office work.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available for free at www.nrucfc.coop as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). These reports also are available for free on the SEC’s website at www.sec.gov. Information posted on our website is not incorporated by reference into this Form 10-K.

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the most significant risks, of which we are currently aware, that could have a material adverse impact on our business, financial condition, results of operations or liquidity. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, financial condition, results of operations and liquidity. Therefore, the following should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Risk Management.” You should consider the following risks together with all of the other information in this report.

RISK FACTORS

Credit Risks

We are subject to credit risk that a borrower or other counterparty may not be able to meet its contractual obligations in accordance with agreed-upon terms, which could have a material adverse effect on our financial condition, results of operations and liquidity. Because we lend primarily to U.S. rural electric utility systems, we also are inherently subject to single-industry and single-obligor concentration risks.
As a lender, our primary credit risk arises from the extension of credit to borrowers. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. Loans outstanding to electric utility organizations represented approximately 99% of our total loans outstanding as of May 31, 2021. We had 892 borrowers with loans outstanding as of May 31, 2021, and our 20 largest borrowers accounted for 22% of total loans outstanding as of May 31, 2021. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of May 31, 2021. Texas historically has had the largest number of borrowers with loans outstanding and the largest loan concentration in any one state. Loans outstanding to Texas borrowers represented 17% of total loans outstanding as of May 31, 2021.

We face the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any underlying collateral securing a loan will be insufficient to cover our outstanding exposure. A deterioration in the financial condition of a borrower or underlying collateral could impair the ability of a borrower to repay a loan or our ability to recover unpaid amounts from the underlying collateral. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility that are intended to reflect the ability of a borrower to repay its obligations and assess the probability of default. Unforeseen events and developments that affect specific borrowers or that occur in a region where we have a high concentration of credit risk, such as the February 2021 polar vortex, may result in significant risk rating downgrades. Such an event may result in an increase in delinquent, nonperforming and criticized loans and net charge-offs and an increase in our credit risk.

We establish an allowance for credit losses for estimated expected credit losses in our loan portfolio. Because the process for determining our allowance for credit losses requires significant, complex judgments about the ability of borrowers to repay their loans, we identified the estimation of our allowance for credit losses as a critical accounting policy. Our borrower risk ratings are a key input in establishing our allowance for credit losses. Therefore, the deterioration in the financial condition of a borrower may result in a significant increase in our allowance for credit losses and provision for credit losses and may have a material adverse impact on our results of operations, financial condition and liquidity. In addition, we might underestimate expected credit losses and have credit losses in excess of the established allowance for credit losses if we fail to timely identify a deterioration in a borrower’s financial condition or due to other factors, such as if the methodology and process we use in assigning risk ratings and making judgments in extending credit to our borrowers does not accurately capture the level of our credit risk exposure or our historical loss experience proves to be not indicative of our expected future losses.

Adverse changes, developments or uncertainties in the rural electric utility industry could adversely impact the operations or financial performance of our member electric cooperatives, which, in turn, could have an adverse impact on our financial results.
Our focus as a member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 99% of our total loans outstanding as of May 31, 2021. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that may have a negative impact on the operations of our member rural electric cooperatives include but are not limited to, the price and availability of distributed energy resources, regulatory or compliance factors related to managing greenhouse gas emissions (including the potential for stranded assets) and extreme weather conditions related to climate change. The factors listed above, individually or in combination, could result in declining sales or increased power supply and operating costs and could potentially cause a deterioration in the financial performance of our members and the value of the collateral securing their loans. This could impair their ability to repay us in accordance with the terms of their loans. In such case, it may be necessary to increase our allowance for credit losses, which would result in an increase in the provision for credit losses and a decrease in our net income.

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
As a financial institution, from time to time we may obtain entities and assets of borrowers in default through foreclosure proceedings. If we become the owner and operator of entities or assets obtained through foreclosure, we are subject to the same performance and financial risks as any other owner or operator of similar assets or entities. In particular, the value of the foreclosed assets or entities may deteriorate and have a negative impact on our results of operations. We assess foreclosed assets, if any, for impairment periodically as required under generally accepted accounting principles in the U.S. (“U.S. GAAP.”) Impairment charges, if required, represent a reduction to earnings in the period of the charge. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

The nonperformance of our derivative counterparties could impair our financial results.
We use interest rate swaps to manage our interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. We were in a net payable position for all of our interest rate swaps, after taking into consideration master netting agreements, of $464 million as of May 31, 2021.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if all agreements for which we owe amounts were terminated as of May 31, 2021 and our senior unsecured ratings fell below Baa2 by Moody’s or below BBB by S&P, we would have been required to make a payment of up to $328 million as of that date. In addition, if our senior unsecured ratings fell below Baa3 by Moody’s, below BBB- by S&P or below BBB- by Fitch Ratings Inc. (“Fitch”), we would have been required to make a payment of up to $22 million as of that date. In calculating the required payments, we only consider agreements that, when netted for each counterparty pursuant to a master netting agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

Liquidity Risks

If we are unable to access the capital markets or other external sources for funding, our liquidity position may be negatively affected and we may not have sufficient funds to meet all of our financial obligations as they become due.
We depend on access to the capital markets and other sources of financing, such as our investment portfolio, repurchase agreements, bank revolving credit agreements, investments from our members, private debt issuances through Farmer Mac and through the Guaranteed Underwriter Program, to fund new loan advances and refinance our long- and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. Market disruptions, downgrades to our long-term and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program. Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt into the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P-1 from Moody’s, A-2 from S&P and F1 from Fitch. Changes in rating agencies’ rating methodology, actions by governmental entities or others, losses from individually evaluated loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

Our ability to maintain compliance with the covenants related to our revolving credit agreements, collateral trust bond and medium-term note indentures and debt agreements could affect our ability to retire patronage capital, result in the acceleration of the repayment of certain debt obligations, adversely impact our credit ratings and hinder our ability to obtain financing.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures. We are required to maintain a minimum average adjusted times interest earned ratio (“adjusted TIER”) for the six most recent fiscal quarters of 1.025 and an adjusted leverage ratio of no more than 10-to-1. In addition, we must maintain loans pledged as collateral for various debt issuances at or below 150% of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. If we were unable to borrow under the revolving credit agreements, our short-term debt ratings would likely decline, and our ability to issue commercial paper could become significantly impaired. Our revolving credit agreements also require that we earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See “Item 7. MD&A—Non-GAAP Financial Measures” for additional information on our adjusted measures and a reconciliation to the most comparable U.S. GAAP measures.

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
Our primary strategies for managing interest rate risk include the use of derivatives in order to manage the difference between interest-earning assets and interest-bearing liabilities. We face the risk that changes in interest rates could reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates may affect the pricing of loans to borrowers and our cost of funds, which could adversely affect the difference between the interest that we earn on assets and the interest we pay on liabilities used to fund assets. Such changes may also result in increased costs to hedge existing interest rate risk which may have an adverse impact on the net interest income, earnings and cash flows. See “Item 7. MD&A—Market Risk” for additional information.

The uncertainty as to the nature of potential changes or other reforms in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate may adversely affect our financial condition and results of operations.
We have loans, derivative contracts, debt securities and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after December 31, 2021. In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a joint statement encouraging financial institutions to cease entering into new contracts that use U.S. dollar-denominated (“USD”) LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The joint statement indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. In March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator for LIBOR, concurrently confirmed the intention to stop requesting banks to submit the rates required to calculate LIBOR after December 31, 2021 for one-week and two-month LIBOR and June 30, 2023 for all remaining LIBOR tenors.

Regulators and various financial industry groups have sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee (“ARRC”) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish consultations on recommended practices for transitioning away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. While the ARRC has selected SOFR as its recommended alternative to U.S. dollar LIBOR, other replacement rates have emerged as alternatives, including, but not limited to the Bloomberg Short-Term Bank Yield Index (“BSBY”). At this time, there is no consensus as to whether SOFR, BSBY or another rate will become acceptable alternatives to LIBOR. We are not able to predict how SOFR, BSBY or an alternate rate will perform in comparison to LIBOR in response to changing market conditions, what the effect of such rate’s implementation may be on the markets for floating-rate financial instruments or whether such rates will be vulnerable to manipulation.

The replacement of LIBOR creates operational and market risks. We will continue to assess all of our contracts and financial instruments that are directly or indirectly dependent on LIBOR to determine what impact the replacement of LIBOR will have on us. Uncertainty as to the nature of such potential changes or other reforms may adversely affect our financial condition and results of operations.

Operations and Business Risks

Breaches of our information technology systems, or those managed by third parties, may damage relationships with our members or subject us to reputational, financial, legal or operational consequences.
Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which include strategic and proprietary information. Security breaches may occur through the actions of third parties, employee error, malfeasance, technology failures or other irregularities. Any such breach or unauthorized access could result in a loss of this information, a loss of integrity of this information, a delay or inability to provide service of affected products, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, cyber-related attacks may remain undetected for an extended period and may be costly to remediate.

Our business depends on the reliable and secure operation of computer systems, network infrastructure and other information technology managed by third parties including, but not limited to, our service providers for external storage and processing of our information on cloud-based systems; our consulting and advisory firms and contractors that have access to our confidential and proprietary data; and administrators for our employee payroll and benefits management. We have limited control and visibility over third-party systems that we rely on for our business. The occurrence of a cyber-related attack, breach, unauthorized access or other cybersecurity event could result in damage to our third parties’ operations. The failure of third parties to provide services agreed upon through service-level agreements, whether as a result of the occurrence of a cyber-related attack or other event, could result in the loss of access to our data, the loss of integrity of our data, disruptions to our corporate functions, loss of business opportunities or reputational damage, or otherwise adversely impact our financial results and cause significant costs and liabilities.

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
Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, public health emergencies, such as the ongoing COVID-19 pandemic, or other unexpected or disastrous conditions, events or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event, or climate change and changing weather patterns.

COVID-19 resulted in the declaration of the COVID-19 outbreak as a pandemic by the World Health Organization and has caused significant economic and financial turmoil both in the U.S. and around the world. In early July 2021, pursuant to the lifting of restrictions in the Commonwealth of Virginia where our headquarters are located, we implemented a policy that required 100% of employees that work at headquarters to return to the office full-time subject to certain exceptions. While most states have allowed all businesses to resume operations at normal capacity, there continues to be uncertainty regarding the manner and timing in which all businesses will return to all of their business operations. If federal, state or local authorities impose new or additional restrictions in response to COVID-19 variants, such actions could disrupt the business, activities and operations of our members, as well our business and operations.

There is significant uncertainty about the duration and severity of the COVID-19 pandemic. The effect of the recent surge in COVID-19 variants in the U.S. and certain measures that may be taken by federal, state and local governments, in the U.S. to contain the spread, could adversely impact our business, results of operations and financial condition. The extent to which the COVID-19 pandemic impacts us will depend on future developments that are highly uncertain and cannot be predicted including, but not limited to, the duration and spread of the pandemic, its severity, actions taken to contain COVID-19 and mitigate its effects, and how quickly and to what extent normal economic and operating conditions resume.

Although we have implemented a business continuity management program that we enhance on an ongoing basis, there can be no assurance that the program will adequately mitigate the risks of business disruptions. Further, events such as natural disasters and public health emergencies may divert our attention away from normal operations and limit necessary resources. We generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business.

Competition from other lenders could adversely impact our financial results.
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members that have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB has the benefit of an implied government guarantee with respect to its funding. Competition may limit our ability to raise rates to adequately cover increases in costs, which could have an adverse impact on our results of operations, and increasing interest rates to cover costs could cause a reduction in new lending business.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported carrying amount of our assets or liabilities and our results of operations. We consider the accounting policies that require management to make difficult, subjective and complex judgments about matters that are inherently uncertain as our most critical accounting policies. The use of reasonably different estimates and assumptions could have a material impact on our financial statements or if the assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. In addition, from time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how CFC records and reports its financial condition and results of operations. We could be required to apply a new or revised standard retroactively or apply an existing standard differently, on a retroactive basis, in each case potentially resulting in restating prior-period financial statements. For information on what we consider to be our most critical accounting policies and estimates and recent accounting changes, see “Item 7. MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies—New Accounting Standards Adopted in Fiscal Year 2021” to our consolidated financial statements.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

CFC owns an office building, with approximately 141,000 gross square footage, in Loudoun County, Virginia, that serves as its headquarters.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

INTRODUCTION

Our financial statements include the consolidated accounts of CFC, NCSC, RTFC and any subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC and its consolidated entities have not held any foreclosed assets since the fiscal year ended May 31, 2017 (“fiscal year 2017”). We provide information on the business structure, mission, principal purpose and core business activities of each of these entities under “Item 1. Business.” Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

We conduct our operations through three business segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. CFC’s business operations account for the substantial majority of our loans and revenue. Loans to members totaled $28,427 million as of May 31, 2021, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $433 million for fiscal year ended May 31, 2021 (“fiscal year 2021”), compared with $353 million for fiscal year ended May 31, 2020 (“fiscal year 2020”). Our adjusted total revenue was $318 million for fiscal year 2021, compared with $297 million for fiscal year 2020. We provide information on the financial performance of our business segments in “Note 16—Business Segments.”

Management monitors a variety of key indicators and metrics to evaluate our business performance. In addition to financial measures determined in accordance with U.S. GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. We identify our non-GAAP adjusted measures and describe our use of these measures below under “Summary of Selected Financial Data.”

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing material information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2021 included in this Report and additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected reported financial data and non-GAAP adjusted measures for each fiscal year in the five-year period ended May 31, 2021. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted TIER and adjusted debt-to-equity ratio. The most comparable U.S. GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”).

We believe our non-GAAP adjusted measures, which are not a substitute for U.S. GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures. We provide a reconciliation of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures in the section “Non-GAAP Financial Measures.”

Table 1: Summary of Selected Financial Data(1)

						Change
	Year Ended May 31,					2021 vs.	2020 vs.
(Dollars in thousands)	2021	2020	2019	2018	2017	2020	2019
Statements of operations
Interest income	$ 1,116,601	$ 1,151,286	$ 1,135,670	$ 1,077,357	$ 1,036,634	(3)%	1%
Interest expense	(702,063)	(821,089)	(836,209)	(792,735)	(741,738)	(14)	(2)
Net interest income	414,538	330,197	299,461	284,622	294,896	26	10
Fee and other income	18,929	22,961	15,355	17,578	19,713	(18)	50
Total revenue	433,467	353,158	314,816	302,200	314,609	23	12
Benefit (provision) for credit losses	(28,507)	(35,590)	1,266	18,575	(5,978)	(20)	**
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(115,645)	(55,873)	(43,611)	(74,281)	(84,478)	107	28
Derivative forward value gains (losses)(3)	621,946	(734,278)	(319,730)	306,002	179,381	**	130
Derivative gains (losses)	506,301	(790,151)	(363,341)	231,721	94,903	**	117
Other non-interest income (expense)	1,495	9,431	(1,799)	—	(1,749)	(84)	**
Non-interest expense(4)	(97,780)	(127,438)	(101,941)	(92,827)	(87,982)	(23)	25
Income (loss) before income taxes	814,976	(590,590)	(150,999)	459,669	313,803	**	291
Income tax benefit (provision)	(998)	1,160	(211)	(2,305)	(1,704)	**	**
Net income (loss)	$813,978	$(589,430)	$(151,210)	$457,364	$312,099	**	290

Adjusted operational financial measures
Interest income	$ 1,116,601	$ 1,151,286	$ 1,135,670	$ 1,077,357	$ 1,036,634	(3)	1
Interest expense	(702,063)	(821,089)	(836,209)	(792,735)	(741,738)	(14)	(2)
Include: Derivative cash settlements interest expense(2)	(115,645)	(55,873)	(43,611)	(74,281)	(84,478)	107	28
Adjusted interest expense(5)	(817,708)	(876,962)	(879,820)	(867,016)	(826,216)	(7)	—
Adjusted net interest income(5)	$298,893	$274,324	$255,850	$210,341	$210,418	9	7

Net income (loss)	$ 813,978	$(589,430)	$(151,210)	$ 457,364	$ 312,099	**	290
Exclude: Derivative forward value gains (losses)(3)	621,946	(734,278)	(319,730)	306,002	179,381	**	130
Adjusted net income(5)	$192,032	$144,848	$168,520	$151,362	$132,718	33	(14)

Selected ratios
Times interest earned ratio (TIER)(6)	2.16	0.28	0.82	1.58	1.42	188	bps	(54)	bps
Adjusted TIER(5)	1.23	1.17	1.19	1.17	1.16	6		(2)
Net interest yield(7)	1.47%	1.21%	1.14%	1.12%	1.20%	26		7
Adjusted net interest yield(5)(8)	1.06	1.00	0.97	0.83	0.86	6		3
Net charge-off rate(9)	0.00	0.00	0.00	0.00	0.01	—		—

						Change
	Year Ended May 31,					2021	2020
(Dollars in thousands)	2021	2020	2019	2018	2017	vs. 2020	vs. 2019
Balance sheets
Assets:
Cash, cash equivalents and restricted cash	$ 303,361	$ 680,019	$ 186,204	$ 238,824	$ 188,421	(55)%	265%
Investment securities	611,277	370,135	652,977	609,851	92,554	65	(43)
Loans to members(10)	28,426,961	26,702,380	25,916,904	25,178,608	24,367,044	6	3
Allowance for credit losses(11)	(85,532)	(53,125)	(17,535)	(18,801)	(37,376)	61	203
Loans to members, net	28,341,429	26,649,255	25,899,369	25,159,807	24,329,668	6	3
Total assets	29,638,363	28,157,605	27,124,372	26,690,204	25,205,692	5	4

Liabilities and equity:
Short-term borrowings	4,582,096	3,961,985	3,607,726	3,795,910	3,342,900	16	10
Long-term debt	20,603,123	19,712,024	19,210,793	18,714,960	17,955,594	5	3
Subordinated deferrable debt	986,315	986,119	986,020	742,410	742,274	—	—
Members’ subordinated certificates	1,254,660	1,339,618	1,357,129	1,379,982	1,419,025	(6)	(1)
Total debt outstanding	27,426,194	25,999,746	25,161,668	24,633,262	23,459,793	5	3
Total liabilities	28,238,484	27,508,783	25,820,490	25,184,351	24,106,887	3	7
Total equity	1,399,879	648,822	1,303,882	1,505,853	1,098,805	116	(50)

Adjusted balance sheet measures
Adjusted total liabilities(5)	$25,273,384	$23,777,823	$22,931,626	$22,625,162	$21,392,856	6	4
Adjusted total equity(5)	4,106,172	4,061,411	3,999,164	3,661,239	3,597,378	1	2
Members’ equity(5)	1,836,135	1,707,770	1,625,847	1,496,620	1,389,303	8	5

Selected ratios period end
Allowance coverage ratio(11)(13)	0.30%	0.20%	0.07%	0.07%	0.15%	10	bps	13	bps
Nonperforming loans ratio(14)	0.84	0.63	—	—	—	21		63
Debt-to-equity ratio(15)	20.17	42.40	19.80	16.72	21.94	(52)%		114%
Adjusted debt-to-equity ratio(5)	6.15	5.85	5.73	6.18	5.95	5		2
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications have been made to prior periods to conform to the current-period presentation.
(2)Consists of net periodic contractual interest amounts on our interest rate swaps, which we refer to as derivatives cash settlements interest (expense) income.
(3)Consists of derivative forward value gains (losses), which represent changes in fair value during the period, excluding net periodic contractual interest amounts, related to derivatives not designated for hedge accounting and amounts reclassified into income related to the cumulative transition adjustment amount recorded in accumulated other comprehensive income as of June 1, 2001, the adoption date of the derivative accounting guidance requiring derivatives to be reported at fair value on the balance sheet.
(4)Consists of salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of operations.
(5)See “Non-GAAP Financial Measures” for a description of our non-GAAP adjusted measures and additional detail on the reconciliation of these measures to the most comparable U.S. GAAP measures.
(6)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.
(7)Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(8)Calculated based on adjusted net interest income for the period divided by average interest-earning assets for the period.
(9)Calculated based on net charge-offs (recoveries) for the period divided by average total loans outstanding for the period.
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of May 31, 2021, and $11 million as of May 31, 2020, 2019, 2018, and 2017.
(11)On June 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology previously used for estimating our allowance for credit losses with an expected loss methodology referred to as the current expected credit loss (“CECL”) model. At adoption, we recorded an increase in our allowance for credit losses of $4 million and a corresponding decrease in retained earnings through a cumulative-effect adjustment. Our allowance for credit losses prior to June 1, 2020 was determined based on the incurred loss methodology.
(12)Reflects the total amount of member obligations for which CFC has guaranteed payment to a third party as of the end of each period. This amount represents our maximum exposure to loss, which significantly exceeds the guarantee liability recorded on our consolidated balance sheets. See “Note 13—Guarantees” for additional information.
(13)Calculated based on the allowance for credit losses at period end divided by total loans outstanding at period end.
(14)Calculated based on total nonperforming loans at period end divided by total loans outstanding at period end.
(15)Calculated based on total liabilities at period end divided by total equity at period end.

EXECUTIVE SUMMARY

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our rural electric utility members with access to affordable, flexible financing products while also maintaining a sound, stable financial position and adequate liquidity to meet our financial obligations and maintain ongoing investment-grade credit ratings. Because maximizing profit is not our primary objective, the interest rates on lending products offered to our member borrowers reflect our funding costs plus a spread to cover operating expenses and estimated credit losses and generate sufficient earnings to cover interest owed on our debt obligations and achieve certain financial target goals. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10 and maintaining an adjusted debt-to-equity ratio at approximately 6.00-to-1 or below. As discussed above under “Summary of Selected Financial Data,” in addition to our reported U.S. GAAP results, management uses our non-GAAP adjusted measures to establish short- and long-term performance goals.

We are subject to period-to-period volatility in our reported U.S. GAAP results due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under U.S. GAAP. Our financial assets and liabilities expose us to interest-rate risk. We use derivatives, primarily interest rate swaps, as part of our strategy in managing this risk. Our derivatives are intended to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under U.S. GAAP to carry derivatives at fair value on our consolidated balance sheets; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and the shape of the swap curve result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting for our interest rate swaps. As a result, the mark-to-market changes in our interest rate swaps are recorded in earnings. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps, the majority of which are longer dated, than receive-fixed swaps, the majority of which are shorter dated, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact the periodic cash settlement amounts of our interest rate swaps. As such, management uses our non-GAAP adjusted results to evaluate our operating performance. Our adjusted results include realized net periodic interest rate swap settlement amounts but exclude the impact of unrealized forward fair value gains and losses. Certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are also based on our non-GAAP adjusted results, as the forward fair value gains and losses related to our interest rate swaps do not affect our cash flows, liquidity or ability to service our debt.

Financial Performance

Reported Results

We reported net income of $814 million for fiscal year 2021 (“current fiscal year”), which resulted in a TIER of 2.16. In comparison, we reported a net loss of $589 million and a TIER of 0.28 for fiscal year 2020 (“prior fiscal year”). The significant variance between our current and prior fiscal year reported results was attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 20.17 as of May 31, 2021, from 42.40 as of May 31, 2020, primarily due to an increase in equity resulting from our reported net income of $814 million for fiscal year 2021, which was partially offset by patronage capital retirement of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

We experienced a variance of $1,403 million between our reported net income of $814 million for fiscal year 2021 and our reported net loss of $589 million for the prior fiscal year. The variance reflected a favorable shift in the change in the fair value of our derivatives of $1,296 million between periods. We recorded derivative gains of $506 million in fiscal year 2021 due to an increase in the net fair value of our swap portfolio attributable to increases in medium- and longer-term swap interest rates. In contrast, we recorded derivative losses of $790 million in fiscal year 2020 due to a decrease in the net fair value of our swap portfolio resulting from declines in interest rates across the swap curve. In addition, net interest income increased $84 million, or 26%, to $415 million in fiscal year 2021, attributable to the combined impact of an increase in our reported net interest yield of 26 basis points, or 21%, to 1.47% and an increase in average interest-earning assets of $859 million, or 3%. The increase in the net interest yield was largely driven by a reduction in our average cost of borrowings of 53 basis points to 2.66%, which was partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 3.95%.

The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by lower interest rates on our short-term borrowings and line of credit and variable-rate loans attributable to a steep decline in short-term interest rates since the onset of the COVID-19 pandemic. In mid-March 2020, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the federal funds rate to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The benchmark federal funds rate has remained at this near-zero target range since March 2020. During fiscal year 2021, the 3-month LIBOR decreased 21 basis points to 0.13% as of May 31, 2021. In contrast, medium- and longer-term interest rates began trending up in fiscal year 2021, following significant declines during fiscal year 2020. The 10-year swap rate increased 92 basis points to 1.56% as of May 31, 2021, while the 30-year swap rate increased 106 basis points to 2.00% as of May 31, 2021.

We recorded a provision for credit losses of $29 million in fiscal year 2021, a decrease of $7 million from the provision for credit losses of $36 million recorded in fiscal year fiscal year 2020. The provision for the current fiscal year was primarily attributable to a significant adverse financial impact on two CFC Texas-based electric power supply borrowers, Brazos Electric Power Cooperative, Inc. (“Brazos”) and Rayburn Country Electric Cooperative, Inc. (“Rayburn”), due to their exposure to elevated wholesale electric power costs during the mid-February 2021 polar vortex (the “February 2021 polar vortex”). The provision for the prior fiscal year was primarily attributable to the establishment of an asset-specific allowance of $34 million for a loan to a CFC power supply borrower totaling $168 million as of May 31, 2020, resulting from our classification of this loan as nonperforming as of May 31, 2020. We provide additional information on these borrowers and the loans outstanding as of May 31, 2021 below under “Credit Quality.” The variance between our current and prior fiscal year results also reflects the absence of the non-cash impairment charge of $31 million recorded in fiscal year 2020 due to management’s decision to abandon a software project to develop an internal-use loan origination and servicing platform.

Adjusted Non-GAAP Results

Our adjusted net income increased $47 million to $192 million in fiscal year 2021, resulting in an adjusted TIER of 1.23, from $145 million in fiscal year 2020 and adjusted TIER of 1.17. Our adjusted debt-to-equity ratio increased above our target threshold of 6.00-to-1 to 6.15 as of May 31, 2021, from 5.85 as of May 31, 2020. The increase was primarily attributable to an increase in adjusted liabilities due to additional borrowings to fund the growth in our loan portfolio.

The increase in adjusted net income of $47 million was attributable to an increase in adjusted net interest income of $25 million and the absence of the non-cash impairment charge of $31 million recorded in fiscal year 2020 due to management’s decision to abandon a software project to develop an internal-use loan origination and servicing platform, partially offset by the decrease in the provision for credit losses of $7 million discussed above. The increase in adjusted net interest income of $25 million, or 9%, to $299 million for fiscal year 2021 was driven by the combined impact of an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.06% and an increase in average interest-earning assets of $859 million, or 3%. The increase in our adjusted net interest yield was attributable to a reduction in our adjusted average cost of borrowings of 31 basis points to 3.09%, which was partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 3.95%. The reductions in our adjusted average cost of borrowings and average yield on interest-earning assets were largely attributable to the decrease in short-term interest rates, which reduced the average cost of our short-term borrowings and variable-rate debt and the average yield on line of credit and variable-rate loans.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $28,427 million as of May 31, 2021, an increase of $1,725 million, or 6%, from May 31, 2020. The increase was driven by increases in long-term and line of credit loans of $1,046 million and $679 million, respectively. Of the $679 million increase in line of credit loans, approximately 38% was attributable to borrowings under emergency line of credit loans for weather-related events. We experienced increases in CFC distribution loans, CFC power supply loans, RTFC loans and NCSC loans of $1,258 million, $423 million, $35 million and $9 million, respectively.

Long-term loan advances totaled $2,514 million during fiscal year 2021, of which approximately 86% was provided to members for capital expenditures and 8% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,422 million during fiscal year 2020, of which approximately 80% was provided to members for capital expenditures and 15% was provided for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $397 million that were scheduled to reprice during fiscal year 2021. Of this amount, $384 million repriced to a new long-term fixed rate, $10 million repriced to a long-term variable rate and $3 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $463 million that were scheduled to reprice during fiscal year 2020, of which $441 million repriced to a new long-term fixed rate, $11 million repriced to a long-term variable rate and $10 million was repaid in full.

Credit Quality

We historically have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” Loans outstanding to electric utility organizations of $27,995 million and $26,306 million as of May 31, 2021 and 2020, respectively, represented approximately 99% of total loans outstanding as of each date. In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 93% and 94% were secured as of May 31, 2021 and 2020, respectively.

Texas historically has accounted for the largest number of borrowers with loans outstanding in any one state and also the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $4,878 million and $4,222 million as of May 31, 2021 and 2020, respectively, and accounted for 17% and 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $172 million and $181 million as of May 31, 2021 and 2020, respectively, were covered by the Federal Agricultural Mortgage Corporation (“Farmer Mac”) standby repurchase agreement, which slightly reduces our Texas loan exposure.

In mid-February 2021, Texas and several neighboring states experienced a series of severe winter storms and record-low temperatures as a result of the polar vortex. The freezing conditions affected power demand, supply and market prices in Texas, triggering unprecedented increases in electrical power load demand in combination with significant reductions in power supply across Texas, including a loss of almost half of the electric generation within the Electric Reliability Council of Texas (“ERCOT”) service area. ERCOT raised wholesale electric power prices per megawatt-hour to the amount of $9,000, to spur greater power generation by providing a financial incentive for power generators in the state to remain on-line. According to ERCOT data, pre-storm wholesale power prices were less than $50 per megawatt-hour. ERCOT also initiated controlled rolling power outages, which impacted millions of residential and commercial customers, to protect and maintain the stability of the Texas electric grid.

The surge in wholesale electricity prices had a direct financial impact primarily on certain electric power supply utilities, including a significant adverse financial impact on two CFC Texas-based electric power supply borrowers, Brazos and Rayburn. These power supply borrowers had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at peak prices to meet the electric demand of their member distribution system customers. On March 1, 2021, we were informed that Brazos filed for Chapter 11 bankruptcy protection. In the third quarter of fiscal year 2021, we downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. We had loans outstanding to Brazos of $85 million as of May 31, 2021, pursuant to a syndicated Bank of America revolving credit agreement, of which $64 million was unsecured and $21 million was secured. The secured amount is based on the set-off provisions of the revolving credit agreement, which was approved by the bankruptcy court. In the third quarter of fiscal year 2021, we also made a material downgrade in the borrower risk rating for Rayburn from a rating within the pass category to special mention. We further downgraded Rayburn’s borrower risk rating to substandard in the fourth quarter of fiscal year 2021. Loans outstanding to Rayburn consisted of secured loans of $167 million and unsecured loans of $212 million, which together totaled $379 million as of May 31, 2021.

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set-off against such exposure to Brazos. The total so held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set-off against Brazos’ obligations, totaled $124 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $21 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set-off.

In mid-June 2021, the Texas governor signed into law a bill that offers a financing program intended to provide relief to retail electric providers that incurred extraordinary costs due to exposure to elevated power costs during the February 2021 polar vortex. The bill allows qualifying electric cooperatives to securitize these costs and issue bonds directly or through a special purpose vehicle legal entity, with a requirement that payments on the bonds be made over a period not to exceed 30 years. We provide information about the financing program offered pursuant to the provisions of this bill under “Credit Risk—Allowance for Credit Losses.” While Brazos and Rayburn are eligible to utilize the provisions of this bill, we are currently uncertain whether they will elect to do so.

Nonperforming loans increased $69 million to $237 million, or 0.84% of total loans outstanding as of May 31, 2021, from $168 million, or 0.63% of total loans outstanding, as of May 31, 2020, primarily due to our classification of the loans outstanding of $85 million to Brazos as nonperforming as a result of its bankruptcy filing. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers as nonperforming during fiscal year 2021. Loans outstanding to these RTFC borrowers totaled $9 million as of May 31, 2021. Although we experienced an increase in nonperforming and criticized loans due to the polar vortex-related impact on Brazos and Rayburn, we believe the overall credit quality of our loan portfolio remained strong as of May 31, 2021, as the adverse impact on the credit quality of our loan portfolio from the February 2021 polar vortex is primarily limited to these two Texas-based electric power supply borrowers. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $85 million were delinquent as of May 31, 2021. In comparison, we had no delinquent loans as of May 31, 2020.

Our allowance for credit losses and allowance coverage ratio increased to $86 million and 0.30%, respectively, as of May 31, 2021, from $53 million and 0.20%, respectively, as of May 31, 2020. The increase was primarily due to an addition to the allowance of $33 million in fiscal year 2021, attributable to the material risk rating downgrades of Brazos and Rayburn.

On June 1, 2020, we adopted the CECL accounting standard, which replaces the incurred loss methodology for estimating credit losses with an expected loss methodology. We used the modified retrospective approach in our adoption of CECL, which resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded through a cumulative-effect adjustment. The impact on the reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings. Our reported allowance for credit losses prior to June 1, 2020 was determined based on the incurred loss methodology.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies” of this Report. We also provide information on the allowance for credit losses below in the MD&A sections “Critical Accounting Policies and Estimates” and “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses.”

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,426 million, or 5%, to $27,426 million as of May 31, 2021, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $895 million as of May 31, 2021 was below our targeted maximum threshold of $1,250 million.

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

We provide additional information on our financing activities during fiscal year 2021, as well as information on the amendment to and extension of our three-year and five-year committed bank revolving line of credit agreements under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Liquidity

As of May 31, 2021, our sources of available liquidity totaled $7,090 million, consisting of (i) $295 million in cash and cash equivalents; (ii) investments in debt securities with a fair value of $576 million, subject to changes in market value; (iii) up to $2,722 million available for access under committed bank revolving line of credit agreements; (iv) up to $975 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,522 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

Debt scheduled to mature over the next 12 months totaled $7,180 million as of May 31, 2021, consisting of short-term borrowings of $4,582 million and long-term debt of $2,598 million. The short-term borrowings scheduled maturity amount of $4,582 million consists of member investments of $3,487 million, dealer commercial paper of $895 million and secured borrowings under securities repurchase agreements of $200 million. The long-term debt scheduled maturity amount of $2,598 million consists of fixed-rate debt totaling $1,537 million with a weighted average cost of 2.33%, variable-rate debt totaling $810 million and scheduled amortization on borrowings under the Guaranteed Underwriter Program and notes payable to Farmer Mac totaling $251 million. Our available liquidity of $7,090 million as of May 31, 2021, was $90 million below our total debt obligations over the next 12 months of $7,180 million and $3,598 million in excess of, or two times, our long-term debt and dealer commercial paper obligations over the next 12 months of $2,598 million and $895 million, respectively, which together total $3,493 million.

Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. Member short-term investments in CFC averaged $3,639 million over the last six fiscal quarter-end reporting periods. We believe we can continue to roll over outstanding member short-term debt, which totaled $3,487 million as of May 31, 2021, based on our expectation that our members will continue to reinvest their excess cash in these short-term investment products offered by CFC. We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate rollover risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

We provide additional information on our primary sources and uses of liquidity and our liquidity profile below in the section “Liquidity Risk.”

COVID-19

Our priorities during the COVID-19 pandemic, which continues to persist, have been to protect the health and safety of our employees, while also ensuring that we are able to meet the needs of our electric cooperative borrowers as they operate in a sector that provides an essential service to residential and commercial customers. In mid-June 2020, we implemented a return-to-work plan that included a rotating work schedule in which the in-office occupancy level at our corporate headquarters building located in Loudoun County, Virginia, was limited to approximately 25% of normal capacity and other measures to protect the well-being of our employees, as well as comply with Virginia’s reopening guidelines. In early May 2021, as Virginia eased some COVID-19 restrictions, we moved toward more normal operations by bringing staff back to our corporate office under a gradual transition schedule, with appropriate workplace protocols to mitigate risk and maintain the safety of our employees in compliance with federal, state and local laws and guidance from the CDC. In July 2021, following the expiration on June 30, 2021 of the state of emergency declared in March 2020 by Virginia’s governor in response to the pandemic and the lifting of all COVID-19 restrictions in Virginia, subject to certain exceptions, we brought 100% of our staff back to CFC’s corporate headquarters building, which continues to adhere to the COVID-19 workplace safety and health standards established by Virginia and guidance provided by the CDC. While we have been able to maintain business continuity throughout the pandemic and experienced no pandemic-related employee furloughs or layoffs, we believe we can provide the highest quality of service and deliver more effectively on our member-focused mission, which requires a significant number of member-facing staff working collaboratively with other staff, by resuming full-time, in-office work.

While several U.S. industry sectors have been severely affected by the COVID-19 pandemic, we believe we have been able to navigate the challenges of the COVID-19 pandemic to date and that the pandemic has not had any significant negative effect on our liquidity. During fiscal year 2021, we continued to be able to access the capital markets, private funding programs and our members for the funds required to repay maturing debt and provide loan advances to our members for capital improvements and to fund their operations. We also believe that the credit quality of our loan portfolio has remained strong throughout the pandemic. Our electric utility cooperative borrowers operate in a sector identified by the U.S. government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. We have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic. We are in contact with our member borrowers on a continuous basis, closely monitoring developments and key credit metrics to facilitate the timely identification of loans with potential credit weaknesses and assess any notable shifts in the credit quality of our loan portfolio. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance of our members.

Recent Developments

On March 10, 2021, the CFC Board of Directors appointed J. Andrew Don, who had served as CFC’s Senior Vice President and Chief Financial Officer since 2013, to succeed Sheldon C. Petersen as CFC’s Chief Executive Officer (“CEO”), effective May 3, 2021. We do not anticipate any fundamental changes in CFC’s overall business model as a result of this leadership change. As a member-owned cooperative, we plan to continue working with our members to ensure that CFC is able to meet their financing needs, as well as provide industry expertise and strategic services to aid them in delivering affordable and reliable essential services to their communities.

Outlook

We currently anticipate growth in loans outstanding over the next 12 months. Assuming the yield curve remains steep during this period, we believe our anticipated growth in loans outstanding will contribute to an increase in our net interest income, net interest yield, adjusted net interest income and adjusted net interest yield over the next 12 months. We expect that our adjusted debt-to-equity ratio, which excludes the impact of derivative forward fair value gains and losses, will remain elevated above our target threshold of 6.00-to-1 in the near term due to a projected increase in total debt outstanding to fund the anticipated growth in our loan portfolio. Our reported income and equity include the impact of periodic unrealized fluctuations in the fair value of our interest rate swaps. These periodic fluctuations are primarily driven by changes in expected interest rates over the life of the swaps, which we are unable to predict because the majority of our swaps are long-term, with an average remaining life of approximately 14 years as of May 31, 2021. We therefore exclude the potential impact of derivative forward value gains and losses from our forecasted adjusted net income-related measures.

Despite S&P’s downgrade of our issuer credit ratings in March 2021, we believe that the overall credit quality of our loan portfolio remained high as of May 31, 2021, as the significant adverse financial impact from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our exposure to Brazos and Rayburn. Our estimate of expected credit losses on loans outstanding to these two borrowers, which together totaled $464 million as of May 31, 2021, involves significant judgment and assumptions that are based on information available to us as of the date of this Report. Although Texas enacted legislation in mid-June 2021 that offers financing programs for qualifying electric cooperatives exposed to power costs during the February 2021 polar vortex, we are currently uncertain whether Brazos and Rayburn will utilize the provisions available under the legislation.

See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity.

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

Certain accounting policies are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our estimation of the allowance for expected credit losses involves significant judgments and assumptions. We have therefore identified the estimation of the allowance for credit losses as a critical accounting policy. See “Item 1A. Risk Factors” for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

Prior to the adoption of CECL on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date. Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual life of the loans in our portfolio. The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the appropriate allowance for credit losses is discussed in “Note 1—Summary of Significant Accounting Policies.”

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

Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. We perform an annual comprehensive review of each of our borrowers, following the receipt of the borrower’s annual audited financial statements, to reassess the borrower’s risk rating. In addition, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our Credit Risk Management Group and Corporate Credit Committee review and provide rigorous oversight and governance around our internally assigned risk ratings to ensure that the ratings process is consistent. In addition, we engage third-party credit risk management experts to conduct an independent annual review of our risk rating system to validate the overall integrity of our rating system. This review involves an evaluation of the accuracy and timeliness of individual risk ratings and the overall effectiveness of our risk-rating framework relative to the risk profile of our credit exposures. While we have a robust risk-rating process, changes in our borrower risk ratings may not always directly coincide with changes in the risk profile of an individual borrower due to the timing of the rating process and a potential lag in the receipt of information necessary to evaluate the impact of emerging developments and current conditions on the risk ratings of our borrower. Although our allowance for credit losses is sensitive to each key input, shifts in the credit risk ratings of our borrowers generally have the most notable impact on our allowance for credit losses.

Allowance for Credit Losses

Our allowance for credit losses was $86 million as of May 31, 2021, consisting of an allowance for loans collectively evaluated of $43 million and an allowance for loans individually evaluated of $43 million. The allowance coverage ratio was 0.30% as of May 31, 2021. We discuss the methodology used to estimate the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies.”

Key Assumptions

Determining the appropriateness of the allowance for credit losses is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity and are difficult to predict. The key assumptions in determining our collective allowance that require significant management judgment and may have a material impact on the amount of the allowance include the segmentation of our loan portfolio; our internally assigned borrower risk ratings; the probability of default; the loss severity or recovery rate in the event of default for each portfolio segment; and management’s consideration of qualitative factors that may cause estimated credit losses associated with our existing loan portfolio to differ from our historical loss experience.

As discussed below in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 17 defaults in its 52-year history, and prior to Brazos we had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss experience serves as a more reliable estimate of loss severity than third-party data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

The key assumptions in determining our asset-specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include the determination that a loan is individually evaluated, measuring the amount and timing of future cash flows for individually evaluated loans that are not collateral-dependent and estimating the value of the underlying collateral for individually evaluated loans that are collateral-dependent.

The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the underlying assumptions used in determining the allowance for credit losses and periodically update our assumptions to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment, general economic trends and other factors specific to our loan portfolio segments. We did not change the nature of the underlying inputs used in determining our allowance for credit losses during fiscal year 2021.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for credit losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for credit losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance of credit losses as of May 31, 2021.

•A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $4 million.
•A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $10 million.
•A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $23 million, while a one-notch upgrade would result in a decrease of approximately $27 million.

These sensitivity analyses are intended to provide an indication of the isolated impact of hypothetical alternative assumptions on our allowance for credit losses. Because management evaluates a variety of factors and inputs in determining the allowance for credit losses, these sensitivity analyses are not considered probable and do not imply an expectation of future changes in loss rates or borrower risk ratings. Given current processes employed in estimating the allowance for credit losses, management believes the inherent loss rates and currently assigned risk ratings are appropriate. It is possible that others performing the analyses, given the same information, may at any point in time reach different reasonable conclusions that could be significant to our consolidated financial statements.

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of the CFC Board of Directors. We also provide additional information on the allowance for credit losses in the “Credit Risk—Allowance for Credit Losses” section and in “Note 5—Allowance for Credit Losses.” Also see the “Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators” section and “Note 4—Loans” where we provide information on credit metrics and discuss the overall credit quality of our loan portfolio.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between fiscal years 2021 and 2020. Following this section, we provide a discussion and analysis of material changes in amounts reported on our consolidated balance sheet as of May 31, 2021 from amounts reported as of May 31, 2020. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (“2020 Form 10-K”) for a comparative discussion of our consolidated results of operations between fiscal year 2020 and the fiscal year ended May 31, 2019 (“fiscal year 2019”).

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

Table 2 presents average balances for fiscal years 2021, 2020 and 2019, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2021			2020			2019
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$24,978,267	$1,051,524	4.21%	$23,890,577	$1,043,918	4.37%	$22,811,905	$1,012,277	4.44%
Long-term variable-rate loans	645,819	14,976	2.32	891,541	31,293	3.51	1,093,455	41,219	3.77
Line of credit loans	1,626,092	35,596	2.19	1,718,364	55,140	3.21	1,609,629	57,847	3.59
Troubled debt restructuring (“TDR”) loans	10,328	790	7.65	11,238	836	7.44	12,183	846	6.94
Nonperforming loans	185,554	—	—	5,957	—	—	—	—	—
Other, net(2)	—	(1,381)	—	—	(1,304)	—	—	(1,128)	—
Total loans	27,446,060	1,101,505	4.01	26,517,677	1,129,883	4.26	25,527,172	1,111,061	4.35
Cash, time deposits and investment securities	796,566	15,096	1.90	866,013	21,403	2.47	838,599	24,609	2.93
Total interest-earning assets	$28,242,626	$1,116,601	3.95%	$27,383,690	$1,151,286	4.20%	$26,365,771	$1,135,670	4.31%
Other assets, less allowance for credit losses(3)	537,506			551,378			879,817
Total assets(3)	$28,780,132			$27,935,068			$27,245,588

Liabilities:
Commercial paper	$2,189,558	$8,330	0.38%	$2,318,112	$45,713	1.97%	$2,413,784	$62,175	2.58%
Other short-term borrowings	2,148,767	6,400	0.30	1,795,351	32,282	1.80	1,315,455	30,679	2.33%
Total short-term borrowings	4,338,325	14,730	0.34	4,113,463	77,995	1.90	3,729,239	92,854	2.49
Medium-term notes	3,904,603	113,582	2.91	3,551,973	125,954	3.55	3,813,666	133,797	3.51
Collateral trust bonds	6,938,534	249,248	3.59	7,185,910	257,396	3.58	7,334,957	273,413	3.73
Guaranteed Underwriter Program notes payable	6,146,410	167,403	2.72	5,581,854	162,929	2.92	5,045,478	147,895	2.93
Farmer Mac notes payable	2,844,252	50,818	1.79	2,986,469	87,617	2.93	2,807,705	90,942	3.24
Other notes payable	10,246	241	2.35	17,586	671	3.82	28,044	1,237	4.41
Subordinated deferrable debt	986,209	51,551	5.23	986,035	51,527	5.23	759,838	38,628	5.08
Subordinated certificates	1,270,385	54,490	4.29	1,349,454	57,000	4.22	1,369,051	57,443	4.20
Total interest-bearing liabilities	$26,438,964	$702,063	2.66%	$25,772,744	$821,089	3.19%	$24,887,978	$836,209	3.36%
Other liabilities(3)	1,380,414			1,141,884			816,074
Total liabilities(3)	27,819,378			26,914,628			25,704,052
Total equity(3)	960,754			1,020,440			1,541,536
Total liabilities and equity(3)	$28,780,132			$27,935,068			$27,245,588

Net interest spread(4)			1.29%			1.01%			0.95%
Impact of non-interest bearing funding(5)			0.18			0.20			0.19
Net interest income/net interest yield(6)		$414,538	1.47%		$330,197	1.21%		$299,461	1.14%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,116,601	3.95%		$1,151,286	4.20%		$1,135,670	4.31%
Interest expense		702,063	2.66		821,089	3.19		836,209	3.36
Add: Net periodic derivative cash settlements interest expense(7)		115,645	1.28		55,873	0.55		43,611	0.40
Adjusted interest expense/adjusted average cost(8)		$817,708	3.09%		$876,962	3.40%		$879,820	3.54%
Adjusted net interest spread(6)			0.86%			0.80%			0.77%
Impact of non-interest bearing funding(5)			0.20			0.20			0.20
Adjusted net interest income/adjusted net interest yield(9)		$298,893	1.06%		$274,324	1.00%		$255,850	0.97%

____________________________
(1)Interest income on long-term, fixed-rate loans includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.
(3)Average balance is calculated based on a month-end average balance.
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
(7)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $9,062 million, $10,180 million and $10,968 million for fiscal years 2021, 2020 and 2019, respectively.
(8)Adjusted interest expense consists of interest expense plus net periodic derivative cash settlements interest expense during the period. Net periodic derivative cash settlement interest amounts are reported on our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2021 versus 2020			2020 versus 2019
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$7,606	$47,527	$(39,921)	$31,641	$47,866	$(16,225)
Long-term variable-rate loans	(16,317)	(8,625)	(7,692)	(9,926)	(7,611)	(2,315)
Line of credit loans	(19,544)	(2,961)	(16,583)	(2,707)	3,908	(6,615)
TDR loans	(46)	(68)	22	(10)	(66)	56
Other, net	(77)	—	(77)	(176)	—	(176)
Total loans	(28,378)	35,873	(64,251)	18,822	44,097	(25,275)
Cash, time deposits and investment securities	(6,307)	(1,716)	(4,591)	(3,206)	804	(4,010)
Total interest income	$(34,685)	$34,157	$(68,842)	$15,616	$44,901	$(29,285)

Interest expense:
Commercial paper	$(37,383)	$(2,535)	$(34,848)	$(16,462)	$(2,464)	$(13,998)
Other short-term borrowings	(25,882)	6,355	(32,237)	1,603	11,192	(9,589)
Total short-term borrowing	(63,265)	3,820	(67,085)	(14,859)	8,728	(23,587)
Medium-term notes	(12,372)	12,504	(24,876)	(7,843)	(9,181)	1,338
Collateral trust bonds	(8,148)	(8,861)	713	(16,017)	(5,556)	(10,461)
Guaranteed Underwriter Program notes payable	4,474	16,479	(12,005)	15,034	15,722	(688)
Farmer Mac notes payable	(36,799)	(4,172)	(32,627)	(3,325)	5,790	(9,115)
Other notes payable	(430)	(280)	(150)	(566)	(461)	(105)
Subordinated deferrable debt	24	9	15	12,899	11,499	1,400
Subordinated certificates	(2,510)	(3,340)	830	(443)	(822)	379
Total interest expense	(119,026)	16,159	(135,185)	(15,120)	25,719	(40,839)

Net interest income	$84,341	$17,998	$66,343	$30,736	$19,182	$11,554

Adjusted net interest income:
Interest income	$(34,685)	$34,157	$(68,842)	$15,616	$44,901	$(29,285)
Interest expense	(119,026)	16,159	(135,185)	(15,120)	25,719	(40,839)
Net periodic derivative cash settlements interest expense(2)	59,772	(6,137)	65,909	12,262	(3,136)	15,398
Adjusted interest expense(3)	(59,254)	10,022	(69,276)	(2,858)	22,583	(25,441)
Adjusted net interest income	$24,569	$24,135	$434	$18,474	$22,318	$(3,844)
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

Reported Net Interest Income

Reported net interest income of $415 million for fiscal year 2021 increased $84 million, or 26%, from fiscal year 2020, driven by the combined impact of an increase in the net interest yield of 21% (26 basis points) to 1.47% and an increase in average interest-earning assets of $859 million, or 3%.

•Net Interest Yield: The increase in the net interest yield of 26 basis points, or 21%, was primarily attributable to a reduction in our average cost of borrowings of 53 basis points to 2.66%, which was partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 3.95%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by lower interest rates on our short-term borrowings and line-of-credit and variable-rate loans attributable to a steep decline in short-term interest rates since the onset of the COVID-19 pandemic. In mid-March 2020, the FOMC of the Federal Reserve lowered the federal funds rate to a near-zero target range of 0% to 0.25% as part of a series of measures implemented to ease the economic impact of the COVID-19 pandemic. The benchmark federal funds rate has remained at this near-zero target range since March 2020. During fiscal year 2021, the 3-month LIBOR decreased 21 basis points to 0.13% as of May 31, 2021. In contrast, medium- and longer-term interest rates began trending up in fiscal year 2021, following significant declines during fiscal year 2020. The 10-year swap rate increased 92 basis points to 1.56% as of May 31, 2021, while the 30-year swap rate increased 106 basis points to 2.00% as of May 31, 2021.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% during fiscal year 2021 was driven by growth in average total loans of $928 million, or 4%, from fiscal year 2020, primarily attributable to an increase in average long-term fixed-rate loans of $1,088 million, or 5%. The lower interest rate presented an opportunity for members to obtain advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest.

Adjusted Net Interest Income

Adjusted net interest income of $299 million for fiscal year 2021 increased $25 million, or 9%, from fiscal year 2020, driven by an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.06% , and the increase in average interest-earning assets of $859 million, or 3%.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 6 basis points, or 6%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 31 basis points to 3.09%, which was partially offset by a decrease in the average yield on interest-earning assets of 25 basis points to 3.95%, both of which were attributable to the lower interest rate environment. Reductions in the average yields on line-of-credit and variable-rate loans drove the decrease in the average yield on interest-earning assets, while reductions in interest rates on our short-term and variable-rate borrowings drove the reduction in our adjusted average cost of borrowings.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 3% was driven by the growth in average total loans of $928 million, or 4%, from fiscal year 2020, primarily attributable to an increase in average long-term fixed-rate loans as described above.

We include the net periodic derivative interest settlement amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $116 million in fiscal year 2021, an increase of $60 million, or 107%, from $56 million in fiscal year 2020. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. The floating-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 21 basis points over the last 12 months to 0.13% as of May 31, 2021. The decrease in the 3-month LIBOR drove the increase in the net periodic derivative cash settlements interest expense recorded in fiscal year 2021.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

We recorded a provision for credit losses, based on the CECL model for estimating the allowance, of $29 million in fiscal year 2021. In comparison, we recorded a provision for credit losses, based on the incurred model for estimating the allowance, of $36 million in fiscal year 2020.

Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Prior to the adoption of CECL using the modified retrospective approach on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date.

The provision for credit losses of $29 million for fiscal year 2021 was primarily attributable to an addition to the allowance for credit losses of $33 million in fiscal year 2021, resulting from material risk rating downgrades of Brazos and Rayburn due to their exposure to elevated power costs during the February 2021 polar vortex. The provision for credit losses of $36 million for fiscal year 2020 was primarily attributable to the establishment of an asset-specific allowance of $34 million in the fourth quarter resulting from the classification of loans outstanding to a CFC power supply borrower, which totaled $168 million as of May 31, 2020, as nonperforming.

We discuss our methodology for estimating the allowance for credit losses under the CECL model, which we adopted using the modified retrospective approach on June 1, 2020, in “Note 1—Summary of Significant Accounting Policies.” We also provide information on the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses.”

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

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for fiscal years 2021, 2020 and 2019.

Table 4: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Non-interest income components:
Fee and other income	$18,929	$22,961	$15,355
Derivative gains (losses)	506,301	(790,151)	(363,341)
Investment securities gains (losses)	1,495	9,431	(1,799)
Total non-interest income (loss)	$526,725	$(757,759)	$(349,785)

The significant variances in non-interest income between fiscal years were primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations during each fiscal year. In addition, we experienced a decrease of $8 million in our investment securities gains, primarily due to changes in the fair market value and a decrease in fee and other income of $4 million due to lower prepayment fees than in the same prior-year period.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, if we execute a treasury lock, we typically designate the treasury lock as a cash flow hedge. We did not have any derivatives designated as accounting hedges as of May 31, 2021 or May 31, 2020.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”), and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only. The benchmark variable rate for the substantial majority of the floating-rate payments under our swap agreements is 3-month LIBOR. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps; therefore, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening, inversion or steepening—will also impact the fair value of our derivatives.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(115,645)	$(55,873)	$(43,611)
Derivative forward value gains (losses)	621,946	(734,278)	(319,730)
Derivative gains (losses)	$506,301	$(790,151)	$(363,341)

The derivative gains of $506 million in fiscal year 2021 were due to an increase in the net fair value of our swap portfolio, attributable to increases in medium- and longer-term swap interest rates, as depicted by the comparative May 31, 2021 and May 31, 2020 swap curves presented in Table 7 below.

The net derivative losses of $790 million in fiscal year 2020 were due to a decrease in the net fair value of our swap portfolio attributable to declines in interest rates across the swap curve, as depicted by the comparative May 31, 2020 and May 31, 2019 swap curves presented in Table 7 below.

Derivative Cash Settlements

As indicated in Table 5 above, we recorded derivative cash settlements interest expense of $116 million in fiscal year 2021, an increase of $60 million compared with fiscal year 2020. The variable-rate payments on our interest rate swaps are typically based on the 3-month LIBOR, which decreased 21 basis points during fiscal year 2021 to 0.13% as of May 31, 2021. Because our derivatives portfolio consists of a higher proportion of pay-fixed, receive-variable swaps, the decrease in the 3-month LIBOR resulted in a reduction in variable-rate payments due to us on our pay-fixed swaps, which drove the increase derivative cash settlements interest expense in fiscal year 2021.

Table 6 displays, by interest rate swap agreement type, the average outstanding notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period.

Pay-fixed swaps accounted for approximately 73% and 71% of the outstanding notional amount of our derivative portfolio as of May 31, 2021 and 2020, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Year Ended May 31,
	2021			2020			2019
	Average	Weighted-		Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received	Amount	Paid	Received
Pay-fixed swaps	$6,566,734	2.73%	0.27%	$7,092,961	2.82%	1.91%	$7,352,704	2.83%	2.53%
Receive-fixed swaps	2,494,890	1.03	2.78	3,086,705	2.62	2.64	3,615,781	3.15	2.53
Total	$9,061,624	2.26%	0.96%	$10,179,666	2.76%	2.13%	$10,968,485	2.93%	2.53%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of May 31, 2021. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 20 years and four years, respectively, as of May 31, 2020.

Comparative Swap Curves

Table 7 table below depicts comparative swap curves as of May 31, 2021, 2020, 2019 and 2018.

Table 7: Comparative Swap Curves

Comparative Swap Curves
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
2.32%
2.68%
2.81%
2.88%
2.91%
2.50%
1.98%
1.92%
2.09%
2.30%
0.13%
0.23%
0.88%
1.56%
2.00%
0.34%
0.25%
0.36%
0.64%
0.94%
May 31, 2021
May 31, 2020
May 31, 2019
May 31, 2018

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

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations in fiscal years 2021, 2020 and 2019.

Table 8: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Non-interest expense components:
Salaries and employee benefits	$(55,258)	$(54,522)	$(49,824)
Other general and administrative expenses	(39,447)	(46,645)	(43,342)
Losses on early extinguishment of debt	(1,456)	(683)	(7,100)
Other non-interest expense	(1,619)	(25,588)	(1,675)
Total non-interest expense	$(97,780)	$(127,438)	$(101,941)

Non-interest expense of $98 million for fiscal year 2021 decreased $30 million, or 23%, from fiscal year 2020. The decrease was primarily attributable to the absence of a non-cash impairment charge of $31 million recorded in the fourth quarter of fiscal 2020 due to management’s decision to abandon a software project to develop an internal-use loan origination and servicing platform. We also experienced a reduction in other general and administrative expenses of $7 million largely due to reduced travel and in-person meeting costs and the cancellation of certain events because of the COVID-19 pandemic, which was offset by the absence of a gain of $8 million recorded in fiscal year 2020 in connection with our sale of land.

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

We recorded a net income attributable to noncontrolling interests of $2 million in fiscal year 2021. In comparison we recorded a net loss attributable to noncontrolling interests of $4 million and $2 million in fiscal years 2020 and 2019, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $1,481 million, or 5%, in fiscal year 2021 to $29,638 million as of May 31, 2021, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $730 million, or 3%, to $28,238 million as of May 31, 2021, largely due to the issuances of debt to partially fund the growth in our loan portfolio. Total equity increased $751 million to $1,400 million as of May 31, 2021, attributable to our reported net income of $814 million, which was partially offset by patronage capital retirement of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

Below is a discussion of changes in the major components of our assets and liabilities during fiscal year 2021. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes in “Item 1. Business—Members” and information about our loan programs and loan product types in “Item 1. Business—Loan and Guarantee Programs.”

Loans Outstanding

Table 9 presents loans outstanding, by member class and by loan product type, as of May 31, 2021 and 2020. As indicated in Table 9, loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both May 31, 2021 and 2020, and long-term fixed-rate loans accounted for 90% and 92% of loans to members as of May 31, 2021 and 2020, respectively.

Table 9: Loans—Outstanding Amount by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2021		2020
Member class:	Amount	% of Total	Amount	% of Total	Change
CFC:
Distribution	$22,027,423	78%	$20,769,653	78%	$1,257,770
Power supply	5,154,312	18	4,731,506	18	422,806
Statewide and associate	106,121	—	106,498	—	(377)
CFC	27,287,856	96	25,607,657	96	1,680,199
NCSC	706,868	3	697,862	3	9,006
RTFC	420,383	1	385,335	1	35,048
Total loans outstanding(1)	28,415,107	100%	26,690,854	100%	1,724,253
Deferred loan origination costs—CFC(2)	11,854	—	11,526	—	328
Loans to members	$28,426,961	100%	$26,702,380	100%	$1,724,581

Loan type:
Long-term loans:
Fixed-rate	$25,514,766	90%	$24,472,003	92%	$1,042,763
Variable-rate	658,579	2	655,704	2	2,875
Total long-term loans	26,173,345	92	25,127,707	94	1,045,638
Line of credit loans	2,241,762	8	1,563,147	6	678,615
Total loans outstanding(1)	28,415,107	100%	26,690,854	100%	1,724,253
Deferred loan origination costs—CFC(2)	11,854	—	11,526	—	328
Loans to members	$28,426,961	100%	$26,702,380	100%	$1,724,581
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loans to members totaled $28,427 million as of May 31, 2021, an increase of $1,725 million, or 6%, from May 31, 2020. The increase in loans was driven by an increase in long-term and line of credit loans of $1,046 million and $679 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, RTFC loans and NCSC loans of $1,258 million, $423 million, $35 million and $9 million, respectively.

Long-term loan advances totaled $2,514 million during fiscal year 2021, of which approximately 86% was provided to members for capital expenditures and 8% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,422 million during fiscal year 2020, of which approximately 80% was provided to members for capital expenditures and 15% was provided for the refinancing of loans made by other lenders.

We provide additional information about our loan product types in “Item 1. Business—Loan and Guarantee Programs” and “Note 4—Loans.” See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk—Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loans—Retention Rate

Table 10 presents a summary of the options selected by borrowers for CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the past three fiscal years. At the repricing date, the borrower has the option of (i) selecting CFC’s current long-term fixed rate for a term ranging from one year to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.
Table 10: Loans—Historical Retention Rate and Repricing Selection(1)

	May 31,
	2021		2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$383,939	97%	$441,165	95%	$568,252	75%
Long-term variable rate selected	9,564	2	11,446	3	123,636	16
Total loans retained by CFC	393,503	99	452,611	98	691,888	91
Loans repaid	3,508	1	10,350	2	69,250	9
Total	$397,011	100%	$462,961	100%	$761,138	100%
____________________________
(1) Does not include NCSC and RTFC loans.

As displayed in Table 10, of the loans that repriced over the last three fiscal years, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average retention rate, calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during the three fiscal years ended May 31, 2021.

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

Debt Product Types

We offer various short- and long-term unsecured debt securities to our members and affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We also issue commercial paper, medium-term notes and collateral trust bonds in the capital markets. Additionally, we have access to funds under borrowing arrangements with banks, private placements and U.S. government agencies. Table 11 displays our primary funding sources and their selected key attributes.

Table 11: Debt—Debt Product Types

Debt Product Type:	Maturity Range	Market	Secured/Unsecured
Short-term funding programs:
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Securities sold under repurchase agreements	1 to 90 days	Capital markets	Secured
Other funding programs:
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Collateral trust bonds(1)	Up to 30 years	Capital markets	Secured
Guaranteed Underwriter Program notes payable(2)	Up to 30 years	U.S. government	Secured
Farmer Mac notes payable(3)	Up to 30 years	Private placement	Secured
Other notes payable(4)	Up to 3 years	Private placement	Both
Subordinated deferrable debt(5)	Up to 45 years	Capital markets	Unsecured
Members’ subordinated certificates(6)	Up to 100 years	Members	Unsecured
Revolving credit agreements	Up to 5 years	Bank institutions	Unsecured
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

Debt Outstanding

Table 12 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2021 and 2020. Table 12 also displays the composition of our debt based on several additional selected attributes.

Table 12: Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2021		2020
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Change
Debt product type:
Commercial Paper:
Members, at par	$1,124,607	0.14%	$1,318,566	0.34%	$(193,959)
Dealer, net of discounts	894,977	0.16	—	—	894,977
Total commercial paper	2,019,584	0.15	1,318,566	0.34	701,018
Select notes to members	1,539,150	0.30	1,597,959	0.75	(58,809)
Daily liquidity fund notes to members	460,556	0.08	508,618	0.10	(48,062)
Securities sold under repurchase agreements	200,115	0.30	—	—	200,115
Medium-term notes:
Members, at par	595,037	1.28	658,959	2.32	(63,922)
Dealer, net of discounts	3,923,385	2.31	3,068,793	3.34	854,592
Total medium-term notes	4,518,422	2.17	3,727,752	3.16	790,670
Collateral trust bonds	7,191,944	3.15	7,188,553	3.23	3,391
Guaranteed Underwriter Program notes payable	6,269,303	2.76	6,261,312	2.74	7,991
Farmer Mac notes payable	2,977,909	1.68	3,059,637	1.99	(81,728)
Other notes payable	8,236	1.68	11,612	1.37	(3,376)
Subordinated deferrable debt	986,315	5.11	986,119	5.11	196
Members’ subordinated certificates:
Membership subordinated certificates	628,594	4.95	630,483	4.95	(1,889)
Loan and guarantee subordinated certificates	386,896	2.89	482,965	2.92	(96,069)
Member capital securities	239,170	5.00	226,170	5.00	13,000
Total members’ subordinated certificates	1,254,660	4.32	1,339,618	4.22	(84,958)
Total debt outstanding	$27,426,194	2.42%	$25,999,746	2.72%	$1,426,448

Security type:
Secured debt	61%		64%
Unsecured debt	39		36
Total	100%		100%

Funding source:
Members	18%		21%
Private placement:
Guaranteed Underwriter Program notes payable	23		24
Farmer Mac notes payable	11		12
Total private placement	34		36
Capital markets	48		43
Total	100%		100%

Interest rate type:
Fixed-rate debt	77%		75%
Variable-rate debt	23		25
Total	100%		100%

Interest rate type including the impact of swaps:
Fixed-rate debt(1)	93%		90%
Variable-rate debt(2)	7		10
Total	100%		100%

Maturity classification:(3)
Short-term borrowings	17%		15%
Long-term and subordinated debt(4)	83		85
Total	100%		100%

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

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,426 million, or 5%, to $27,426 million as of May 31, 2021, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $895 million as of May 31, 2021 was below our targeted maximum threshold of $1,250 million.

Below is a summary of significant financing activities during fiscal year 2021:

•On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On February 8, 2021, we issued $350 million of aggregate principal amount of 1.65% collateral trust bonds due June 15, 2031. In February 2021, we issued dealer medium-term notes totaling $1,425 million.
•On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.
•On May 25, 2021, we borrowed $200 million under a securities repurchase agreement and pledged as collateral investment debt securities classified as trading, the fair value of which was $211 million as of May 31, 2021. We repurchased these investment debt securities on June 2, 2021.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 13 displays outstanding member debt, by product type, as of May 31, 2021 and 2020.

Table 13: Member Investments

	May 31,				Change
	2021		2020
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,124,607	56%	$1,318,566	100%	$(193,959)
Select notes	1,539,150	100	1,597,959	100	(58,809)
Daily liquidity fund notes	460,556	100	508,618	100	(48,062)
Medium-term notes	595,037	13	658,959	18	(63,922)
Members’ subordinated certificates	1,254,660	100	1,339,618	100	(84,958)
Total member investments	$4,974,010		$5,423,720		$(449,710)

Percentage of total debt outstanding	18%		21%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments totaled $4,974 million and accounted for 18% of total debt outstanding as of May 31, 2021, compared with $5,424 million, or 21%, of total debt outstanding as of May 31, 2020. Over the last three fiscal years, outstanding member investments as of the end of each quarterly reporting period have averaged $4,995 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,582 million and accounted for 17% of total debt outstanding as of May 31, 2021, compared with $3,962 million, or 15%, of total debt outstanding as of May 31, 2020. See “Liquidity Risk” below and in “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt of $22,844 million and $22,038 million as of May 31, 2021 and 2020, respectively, accounted for 83% and 85%, of total debt outstanding as of each respective date. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Equity

Table 14 presents the components of total CFC equity and total equity as of May 31, 2021 and 2020.

Table 14: Equity

	May 31,		Change
(Dollars in thousands)	2021	2020
Equity components:
Membership fees and educational fund:
Membership fees	$968	$969	$(1)
Educational fund	2,157	2,224	(67)
Total membership fees and educational fund	3,125	3,193	(68)
Patronage capital allocated	923,970	894,066	29,904
Members’ capital reserve	909,749	807,320	102,429
Total allocated equity	1,836,844	1,704,579	132,265
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,079,739)	(348,965)	(730,774)
Year-to-date derivative forward value gains (losses) (1)	618,577	(730,774)	1,349,351
Period-end cumulative derivative forward value losses(1)	(461,162)	(1,079,739)	618,577
Other unallocated net income	(709)	3,191	(3,900)
Unallocated net loss	(461,871)	(1,076,548)	614,677
CFC retained equity	1,374,973	628,031	746,942
Accumulated other comprehensive loss	(25)	(1,910)	1,885
Total CFC equity	1,374,948	626,121	748,827
Noncontrolling interests	24,931	22,701	2,230
Total equity	$1,399,879	$648,822	$751,057
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 38 in the “Non-GAAP Financial Measures” section below. Also, see “Note 16—Business Segments” for the statements of operations for CFC.

Total equity increased $751 million during fiscal year 2021 to $1,400 million as of May 31, 2021, primarily attributable to our reported net income of $814 million, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

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

In May 2021, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2021 to the cooperative educational fund. In July 2021, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2021 as follows: $90 million to members in the form of patronage capital and $102 million to the members’ capital reserve. In July 2021, the CFC Board of Directors also authorized the retirement of patronage capital totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021 and $13 million represented the portion of the allocation from fiscal year 1996 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $58 million to members in cash in the second quarter of fiscal year 2022. The remaining portion of the patronage capital allocation for fiscal year 2021 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2020, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2020 to the cooperative educational fund. In July 2020 the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2020 as follows: $96 million to members in the form of patronage capital and $48 million to the members’ capital reserve. In July 2020, the CFC Board of Directors also authorized the retirement of patronage capital totaling $60 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2020 and $12 million represented the portion of the allocation from net earnings for fiscal year 1995 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2020. The remaining portion of the patronage capital allocation for fiscal year 2020 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 41 of the last 42 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” in our 2020 Form 10-K and “Note 11—Equity” for additional information.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our rated debt instruments. Accordingly, we have a risk-management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk appetite and risk guidelines, in the context of CFC’s mission and strategic objectives and initiatives.

Risk-Management Framework

Our risk-management framework consists of defined policies, procedures and risk tolerances that are intended to align with CFC’s mission. The CFC Board of Directors is responsible for risk governance by approving the enterprise risk-management framework and providing oversight on risk policies, risk appetite, guidelines and our performance against established goals. In fulfilling its risk governance responsibility, the CFC Board of Directors receives periodic reports on business activities from management. The CFC Board of Directors reviews CFC’s risk profile and management’s assessment of those risks throughout the year at its periodic meetings. The board also establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. For additional information about the role of the CFC Board of Directors in risk governance and oversight, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Management is responsible for execution of the risk-management framework, risk policy formation and daily management of the risks associated with our business. Management executes its responsibility by establishing processes for identifying, measuring, assessing, managing, monitoring and reporting risks. Management and operating groups maintain policies and procedures, specific to each major risk category, to identify and measure our primary risk exposures at the transaction, obligor and portfolio levels and ensure that our exposures remain within prescribed limits. Management also is responsible for establishing and maintaining internal controls to mitigate key risks. We have a number of management-level risk oversight committees across the organization and groups within the organization that have a defined set of authorities and responsibilities specific to one or more risk types, including the Corporate Credit Committee, Credit Risk Management group, Treasury group, Asset Liability Committee, Investment Management Committee, Corporate Compliance, Internal Audit group, Business Technology Services group and Disclosure Committee. These risk oversight committees and groups collectively help management facilitate enterprise-wide understanding and monitoring of CFC’s risk profile and the control processes with respect to our inherent risks. Management and the risk oversight committees periodically report actual results, significant current and emerging risks, initiatives and risk-management concerns to the CFC Board of Directors.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and purchasing investment securities. Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies.

Credit Risk Management

We manage credit risk related to our loan portfolio consistent with credit policies established by the CFC Board of Directors and through credit underwriting, approval and monitoring processes and practices adopted by management. Our board-established credit policies include guidelines regarding the types of credit products we offer, limits on credit we extend to individual borrowers, approval authorities delegated to management, and use of syndications and loan sales. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility. We review and update the risk ratings at least annually. Assigned risk ratings inform our credit approval, borrower monitoring and portfolio review processes. Our Corporate Credit Committee approves individual credit actions within its own authority and together with our Credit Risk Management group, establishes standards for credit underwriting, oversees credits deemed to be higher risk, reviews assigned risk ratings for accuracy, and monitors the overall credit quality and performance statistics of our loan portfolio.

Loan Portfolio Credit Risk

As a member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Loans outstanding to electric utility organizations of $27,995 million and $26,306 million as of May 31, 2021 and 2020, respectively, represented 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio inherently subject to single-industry and single-obligor concentration risks since our inception in 1969. We historically, however, have experienced limited defaults and losses in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Fourth, electric cooperatives tend to adhere to a conservative core business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default.

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

Table 15 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of May 31, 2021 and 2020. Of our total loans outstanding, 93% and 94% were secured as of May 31, 2021 and 2020, respectively.

Table 15: Loan Portfolio Security Profile

	May 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$25,278,805	99%	$235,961	1%	$25,514,766
Long-term variable-rate loans	655,675	100	2,904	—	658,579
Total long-term loans	25,934,480	99	238,865	1	26,173,345
Line of credit loans	376,991	17	1,864,771	83	2,241,762
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

Company:
CFC	$25,248,972	93%	$2,038,884	7%	$27,287,856
NCSC	662,782	94	44,086	6	706,868
RTFC	399,717	95	20,666	5	420,383
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

	May 31, 2020
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$24,137,145	99%	$334,858	1%	$24,472,003
Long-term variable-rate loans	650,192	99	5,512	1	655,704
Total long-term loans	24,787,337	99	340,370	1	25,127,707
Line of credit loans	191,268	12	1,371,879	88	1,563,147
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854

Company:
CFC	$23,977,438	94%	$1,630,219	6%	$25,607,657
NCSC	638,488	91	59,374	9	697,862
RTFC	362,679	94	22,656	6	385,335
Total loans outstanding(1)	$24,978,605	94	$1,712,249	6	$26,690,854
____________________________
(1)Represents the unpaid principal balance, net of charge-offs and recoveries of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of May 31, 2021 and 2020, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” loans outstanding to electric utility organizations represented approximately 99% of our total loans outstanding as of both May 31, 2021 and 2020.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 892 and 889 as of May 31, 2021 and 2020, respectively, located in 49 states. Of the 892 borrowers with loans outstanding as of May 31, 2021, 49 were electric power supply borrowers. In comparison, of the 889 borrowers with loans outstanding as of May 31, 2020, 52 were electric power supply borrowers. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 borrowers with loans outstanding as of both May 31, 2021 and 2020, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date. Texas also accounted for the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $4,878 million and $4,222 million as of May 31, 2021 and 2020, respectively, and accounted for 17% and 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $172 million and $181 million as of May 31, 2021 and 2020, respectively, were covered by the Farmer Mac standby repurchase agreement, which slightly reduced our credit risk exposure to Texas borrowers. Of the 49 electric power supply borrowers with loans outstanding as of May 31, 2021, seven were located in Texas.

Table 16 provides a breakdown, by state or U.S. territory, of the total number of borrowers with loans outstanding as of May 31, 2021 and 2020 and the outstanding loan exposure to borrowers in each jurisdiction as a percentage of total loans outstanding of $28,415 million and $26,691 million as of May 31, 2021 and 2020, respectively.

Table 16: Loan Geographic Concentration

	May 31,
	2021		2020
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Alabama	24	2.28%	22	2.29%
Alaska	16	3.48	16	3.55
Arizona	11	0.80	11	0.82
Arkansas	20	2.21	20	2.32
California	4	0.12	4	0.13
Colorado	27	5.70	26	5.89
Delaware	3	0.31	3	0.40
Florida	18	3.84	18	4.15
Georgia	45	5.42	45	5.18
Hawaii	2	0.36	2	0.40
Idaho	11	0.40	11	0.46
Illinois	31	3.22	32	3.51
Indiana	39	3.21	39	3.11
Iowa	34	2.32	34	2.37
Kansas	29	4.13	31	4.40
Kentucky	23	2.65	23	2.81
Louisiana	9	1.95	10	0.92
Maine	3	0.08	2	0.03
Maryland	2	1.56	2	1.64
Massachusetts	1	0.21	1	0.23
Michigan	11	1.32	12	1.00
Minnesota	48	2.38	48	2.50
Mississippi	20	1.58	20	1.50
Missouri	46	5.65	45	5.42
Montana	25	0.77	25	0.75
Nebraska	12	0.10	12	0.11
Nevada	8	0.80	8	0.94
New Hampshire	2	0.30	1	0.30
New Jersey	2	0.06	2	0.07
New Mexico	13	0.20	14	0.23
New York	13	0.43	9	0.21
North Carolina	28	3.08	28	3.42
North Dakota	14	2.90	15	3.22
Ohio	27	2.18	27	2.27
Oklahoma	27	3.40	26	3.08
Oregon	19	1.27	19	1.33
Pennsylvania	16	1.78	16	1.92
Rhode Island	1	0.02	1	0.02
South Carolina	24	2.77	21	2.93
South Dakota	29	0.64	29	0.72
Tennessee	16	0.71	17	0.73
Texas	67	17.17	67	15.82
Utah	4	0.92	5	1.10
Vermont	5	0.18	5	0.20
Virginia	17	1.08	18	1.23
Washington	10	1.12	10	1.22
West Virginia	2	0.04	2	0.04
Wisconsin	23	1.82	24	1.89
Wyoming	11	1.08	11	1.22
Total	892	100.00%	889	100.00%

Single-Obligor Concentration

Table 17 displays the outstanding loan exposure for our 20 largest borrowers, by company, as of May 31, 2021 and 2020. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2020. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both May 31, 2021 and 2020.

Table 17: Loan Exposure to 20 Largest Borrowers

	May 31,				Change
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Company:
CFC	$5,978,342	21%	$5,661,540	21%	$316,802
NCSC	203,392	1	215,595	1	(12,203)
Total loan exposure to 20 largest borrowers	6,181,734	22	5,877,135	22	304,599
Less: Loans covered under Farmer Mac standby purchase commitment	(308,580)	(1)	(313,644)	(1)	5,064
Net loan exposure to 20 largest borrowers	$5,873,154	21%	$5,563,491	21%	$309,663

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $512 million and $569 million as of May 31, 2021 and 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $309 million and $314 million as of May 31, 2021 and 2020, respectively. No loans had been put to Farmer Mac for purchase pursuant to this agreement as of May 31, 2021. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $139 million and $147 million as of May 31, 2021 and 2020, respectively.

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

Troubled Debt Restructurings

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. A loan restructuring or modification of terms is accounted for as a troubled debt restructuring (“TDR”) if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that we would not otherwise consider. TDR loans generally are initially classified as nonperforming and placed on nonaccrual status, although in many cases such loans were already classified as nonperforming prior to modification. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a TDR loan is current at the modification date, the loan may remain on accrual status at the time of modification

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. Table 18 presents the outstanding amount of modified loans accounted for as TDRs in prior periods, by member class, and the performance status of these loans as of May 31, 2021 and 2020. The TDR loans outstanding for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty.

Table 18: Troubled Debt Restructured Loans

	May 31,
	2021			2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding
TDR loans:
CFC—Distribution	1	$5,379	0.02%	1	$5,756	0.02%
RTFC	1	4,592	0.02	1	5,092	0.02
Total TDR loans	2	$9,971	0.04%	2	$10,848	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,971	0.04%	2	$10,848	0.04%
Total TDR loans	2	$9,971	0.04%	2	$10,848	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We did not have any TDR loans classified as nonperforming as of either May 31, 2021 or May 31, 2020. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are evaluated on an individual basis in estimating lifetime expected credit losses under the CECL model for determining the allowance for credit losses.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. Table 19 presents the outstanding balance of nonperforming loans, by member class, as of May 31, 2021 and 2020.

Table 19: Nonperforming Loans

	May 31,
	2021			2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$228,312	0.81%	1	$167,708	0.63%
RTFC	2	9,185	0.03	—	—	—
Total nonperforming loans	4	$237,497	0.84%	1	$167,708	0.63%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million letters of credit outstanding to Brazos as of May 31, 2021.

Nonperforming loans increased $69 million to $237 million, or 0.84% of total loans outstanding as of May 31, 2021, from $168 million, or 0.63% of total loans outstanding, as of May 31, 2020, primarily due to our classification of the loans outstanding of $85 million to Brazos as nonperforming in fiscal year 2021 as a result of its bankruptcy filing. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers as nonperforming during fiscal year 2021. Loans outstanding to these RTFC borrowers totaled $9 million as of May 31, 2021. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $85 million were delinquent as of May 31, 2021. In comparison, we had no delinquent loans as of May 31, 2020. We provide additional information on Brazos and the impact of the February 2021 polar vortex on our Texas-based borrowers below under “Credit Risk—Allowance for Credit Losses.”

One loan to another CFC power supply borrower, with an outstanding balance of $143 million and $168 million as of May 31, 2021 and 2020, respectively, accounted for the majority of nonperforming loans as of May 31, 2021, and the entire amount of nonperforming loans as of May 31, 2020. Under the terms of this loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary, as the payments are contingent on the borrower’s financial performance in those years. Based on our review and assessment of the borrower’s forecast and underlying assumptions provided to us in May 2020, we no longer believed that the future expected cash payments from the borrower through the maturity of the loan in December 2026 would be sufficient to repay the outstanding loan balance. We therefore classified this loan as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses as of May 31, 2020. Payments received from the borrower on this loan during fiscal year 2021 reduced the outstanding balance to $143 million as of May 31, 2021. While the borrower is not in default and was current with respect to required payments on the loan as of May 31, 2021, we have continued to report the loan as nonperforming based on the expectation that we will not recover the full principal amount.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We did not experience any charge-offs during fiscal years 2021, 2020 or 2019. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility loan portfolio since fiscal year 2013 and in our telecommunications loan portfolio since fiscal year 2017.

In our 52-year history, we have experienced only 17 defaults in our electric utility loan portfolio, which includes our most recent default by Brazos due to its bankruptcy filing in March 2021. Of the 16 defaults prior to Brazos, one remains unresolved with an expected ultimate resolution date in calendar year 2025, nine resulted in no loss and six resulted in cumulative net charge-offs of $86 million. Of this amount, $67 million was attributable to five electric power supply cooperatives and $19 million was attributable to one electric distribution cooperatives. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

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

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default.

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

Criticized loans increased $515 million to $886 million as of May 31, 2021, from $371 million as of May 31, 2020, representing approximately 3% and 1% of total loans outstanding as of each respective date. The increase was primarily due to the material borrower risk-ratings downgrades of Brazos and Rayburn in fiscal year 2021 due to their exposure to elevated power costs during the February 2021 polar vortex. Brazos and Rayburn had loans outstanding of $85 million and $379 million, respectively, as of May 31, 2021, together totaling $464 million. Prior to the downgrades of the borrower risk ratings for Brazos and Rayburn to a rating in the “criticized” category, each borrower had a rating in the “pass” category. The increase also reflects the impact of a risk rating downgrade of a CFC electric distribution borrower made in fiscal year 2021. We downgraded the risk rating of this borrower, which had loans outstanding of $219 million as of May 31, 2021, from a rating in the “pass” category to a rating in “criticized” category. The risk rating downgrade for this CFC electric distribution borrower was attributable to the adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for reimbursement of the hurricane damage-related restoration costs. Each of the borrowers downgraded to a criticized rating in fiscal year 2021, except Brazos, was current with regard to scheduled principal and interest amounts due as of May 31, 2021. As noted above under “Nonperforming Loans,” Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $85 million were delinquent as of May 31, 2021.

The increase in criticized loans of $683 million attributable to the risk rating downgrades of the three borrowers discussed above was partially offset by an upgrade in the risk rating of a CFC electric distribution borrower and its subsidiary from a rating in the “criticized” category to a rating in the “pass” category in fiscal year 2021. The upgrade in the risk rating for this borrower, which had loans outstanding of $146 million as of May 31, 2021, was attributable to the borrower’s improved financial performance.

We provide additional information on our borrower risk rating classifications, including the amount of loans outstanding in each of the criticized loan categories of special mention, substandard and doubtful, in “Note 1—Summary of Significant Accounting Policies” and “Note 4—Loans.”

Allowance for Credit Losses

We adopted the CECL accounting standard using the modified retrospective approach on June 1, 2020, which resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded through a cumulative-effect adjustment. The impact on the reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees from the adoption of CECL was not material. Under CECL, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Prior to the adoption of CECL on June 1, 2020, we maintained an allowance based on an estimate of probable incurred losses inherent in our loan portfolio as of each balance sheet date. We discuss our methodology for estimating the allowance for credit losses under the CECL and incurred loss models in “Note 1—Summary of Significant Accounting Policies.”

Table 20 presents, by member borrower type, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of May 31, 2021 and the allowance components. The allowance components, which are based on the evaluation method used to measure credit losses, consist of a collective allowance and an asset-specific allowance. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis. The allowance for credit losses as of May 31, 2020 is based on the incurred loss model, as our effective date for the adoption of CECL was June 1, 2020.

Table 20: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	May 31,
	2021			2020
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)
Member class:
CFC:
Distribution	$22,027,423	$13,426	0.06%	$20,769,653	$8,002	0.04%
Power supply	5,154,312	64,646	1.25	4,731,506	38,027	0.80
Statewide and associate	106,121	1,391	1.31	106,498	1,409	1.32
CFC total	27,287,856	79,463	0.29	25,607,657	47,438	0.19
NCSC	706,868	1,374	0.19	697,862	806	0.12
RTFC	420,383	4,695	1.12	385,335	4,881	1.27
Total	$28,415,107	$85,532	0.30	$26,690,854	$53,125	0.20

Allowance components:
Collective allowance	$28,167,639	$42,442	0.15%	$26,512,298	$18,292	0.07%
Asset-specific allowance	247,468	43,090	17.41	178,556	34,833	19.51
Total allowance for credit losses	$28,415,107	$85,532	0.30	$26,690,854	$53,125	0.20

Allowance coverage ratios:
Percentage of nonperforming and nonaccrual loans (3)	$237,497		36.01%	$167,708		31.68%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of May 31, 2021 and 2020.
(2)Calculated based on the allowance for credit losses attributable to each member class divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

The allowance for credit losses increased $32 million to $86 million as of May 31, 2021, and the allowance coverage ratio increased to 0.30%. Of the $32 million increase in the allowance, $24 million was attributable to the collective allowance and $8 million was attributable to the asset-specific allowance.

The increase in the collective allowance of $24 million was primarily driven by the risk rating downgrade of Rayburn, a CFC Texas-based power supply borrower with loans outstanding of $379 million as of May 31, 2021, from a pass rating to a criticized rating in fiscal year 2021, coupled with a decrease we made in the recovery rate assumption for power supply loans during fiscal year 2021 and the addition to the collective allowance of $4 million upon our adoption of CECL using the modified retrospective approach on June 1, 2020. The increase in the asset-specific allowance of $8 million was primarily driven by the classification of loans outstanding to Brazos totaling $85 million as of May 31, 2021 as nonperforming due to its bankruptcy filing.

As indicated above in Table 20 , the increase in the allowance was largely attributable to CFC power supply loans. While there was not a material change in the allowance coverage ratios for most of our member classes, the allowance coverage ratio for CFC power supply loans increased 45 basis points to 1.25% as of May 31, 2021, from 0.80% as of May 31, 2020. Below we provide additional information on the primary conditions and factors that contributed to the allowance increase for CFC power supply loans and recent developments that we expect will have an impact on our estimated credit losses.

Texas Polar Vortex

In mid-February 2021, Texas and several neighboring states experienced a series of severe winter storms and record-low temperatures as a result of a polar vortex. The freezing conditions affected power demand, supply and market prices in Texas, triggering unprecedented increases in electrical power load demand in combination with significant reductions in power supply across Texas, including a loss of almost half of the electric generation within the ERCOT service area. ERCOT raised wholesale electric power prices to $9,000 per megawatt-hour, to spur greater power generation by providing a financial incentive for power generators in the state to remain on-line. According to ERCOT data, pre-storm wholesale power prices were less than $50 per megawatt-hour. ERCOT also initiated controlled rolling power outages, which impacted millions of residential and commercial customers, to protect and maintain the stability of the Texas electric grid.

Impact of Texas Polar Vortex

The surge in wholesale electricity prices had a direct financial impact primarily on certain electric power supply utilities, including a significant adverse financial impact on two CFC Texas-based electric power supply borrowers, Brazos and Rayburn. These power supply borrowers had insufficient generation supply during the February 2021 polar vortex and were forced, at the height of the surge in power prices, to purchase power at peak prices to meet the electric demand of their member distribution system customers. On March 1, 2021, we were informed that Brazos filed for Chapter 11 bankruptcy protection. In fiscal year 2021, we downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. We had loans outstanding to Brazos of $85 million as of May 31, 2021, pursuant to a syndicated Bank of America revolving credit agreement, of which $64 million was unsecured and $21 million was secured. In the third quarter of fiscal year 2021, we also made a material downgrade in the borrower risk rating for Rayburn from a rating within the pass category to special mention. We further downgraded Rayburn’s borrower risk rating to substandard in the fourth quarter of fiscal year 2021. Loans outstanding to Rayburn consisted of secured loans of $167 million and unsecured loans of $212 million, which together totaled $379 million as of May 31, 2021. On March 12, 2021, the Public Utility Commission of Texas (“PUCT”) ordered ERCOT to extend the deadline for filing an invoice, settlement statements or resettlement statement dispute or exception to an invoice, settlement statement, or resettlement statement, related to ERCOT operating days from February 14, 2021 to February 19, 2021, to six months after ERCOT posted the invoice, settlement statement, or resettlement statement. Rayburn received an invoice for February 14, 2021 on February 16, 2021 and as a result the deadline for disputing this invoice is August 16, 2021.

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set-off against such exposure to Brazos. The total held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set-off against Brazos’ obligations, totaled $124 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $21 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set-off.

Texas Enactment of Legislation to Address Certain Polar-Vortex Related Costs

On June 18, 2021, the Texas governor signed into law Senate Bill 1580, the electric cooperative securitization bill, which became effective immediately with the governor’s signature. This bill allows electric cooperatives to securitize extraordinary costs and expenses incurred due to exposure to high power costs during the February 2021 polar vortex, including amounts owed to ERCOT. Qualifying cooperatives may issue bonds directly or through a special purpose vehicle legal entity. Payments on the bonds are required to be made over a period not to exceed 30 years. The bill also requires that cooperatives that owe ERCOT use all means necessary to securitize the amount owed, calculated according to ERCOT’s protocols in effect during the period of the February 2021 polar vortex, and stipulates that failure to pay such amount may result in being barred from the ERCOT-administered power market by the PUCT. While Brazos and Rayburn are eligible to utilize the provisions of this bill, we are currently uncertain whether they will elect to do so.

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

We manage our derivative counterparty credit risk by monitoring the overall creditworthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to A- by S&P as of May 31, 2021. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 24% and 25% of the total outstanding notional amount of derivatives as of May 31, 2021 and 2020, respectively.

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

Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2021. Moody’s and Fitch had our ratings on stable outlook as of May 31, 2021. S&P had our ratings on negative outlook as of May 31, 2021. As discussed below under “Liquidity Risk—Credit Ratings,” on March 5, 2021, S&P downgraded our senior unsecured credit ratings from A to A- with a negative outlook. No action on our ratings had been taken by Moody’s or Fitch as of the date of this Report. Table 21 displays the outstanding notional amounts of our derivative contracts with rating triggers as of May 31, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty’s master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$41,080	$(8,168)	$—	$(8,168)
Falls below Baa1/BBB+	6,031,373	(304,922)	—	(304,922)
Falls to or below Baa2/BBB (2)	407,712	(14,835)	—	(14,835)
Total	$6,480,165	$(327,925)	$—	$(327,925)
___________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

Table 21 does not include an interest rate swap agreement with one counterparty that is subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of interest rate swaps with this counterparty totaled $222 million as of May 31, 2021, and the swaps were in an unrealized loss position of $22 million as of May 31, 2021.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $344 million as of May 31, 2021, compared with $798 million as of May 31, 2020. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of May 31, 2021. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prior to maturity because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and to roll over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. Our primary sources of liquidity include cash flows from operations, member loan repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements. Our primary uses of liquidity include loan advances to members, principal and interest payments on borrowings, periodic settlement payments related to derivative contracts and operating expenses.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various sources of liquidity that are available to meet our near-term liquidity needs. Table 22 presents the sources of liquidity available for access as of May 31, 2021 and 2020.

Table 22: Available Liquidity

	May 31,
	2021			2020
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and cash equivalents	$295	N/A	$295	$671	N/A	$671
Debt securities investment portfolio(1)	576	N/A	576	309	N/A	309
Committed bank revolving line of credit agreements—unsecured(2)	2,725	3	2,722	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,173	7,198	975	7,798	6,898	900
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	2,978	2,522	5,500	3,060	2,440
Total available liquidity	$17,269	$10,179	$7,090	$17,003	$9,961	$7,042
____________________________

(1)Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we have excluded our portfolio of equity securities from our sources of available liquidity. As part of a securities repurchase transaction, we pledged $211 million of our debt investment securities as of May 31, 2021. We repurchased these securities on June 2, 2021.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both May 31, 2021 and May 31, 2020 relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, which are reported on our consolidated balance sheets at fair value. The fair value of the securities in our investment portfolio was $611 million as of May 31, 2021, consisting of debt securities with a fair value of $576 million and equity securities with a fair value of $35 million. In comparison, the fair value of the securities in our investment portfolio was $370 million as of May 31, 2020, consisting of debt securities with a fair value of $309 million and equity securities with a fair value of $61 million.

Our debt securities investment portfolio, which increased $267 million to $576 million as of May 31, 2021, is intended to serve as an additional source of liquidity. The increase in our debt securities investment portfolio during fiscal year 2021 was largely due to the purchase of additional securities. During the fourth quarter of fiscal year 2020, we executed a plan for the orderly liquidation of a portion of our debt securities from our investment portfolio due to volatility in the financial markets at that time and the potential for future disruptions caused by the COVID-19 pandemic. As volatility across financial markets stabilized during the first quarter of our fiscal year 2021, we gradually purchased additional securities to restore the amount of our debt securities investment portfolio to a level more comparable with the level prior to the liquidation.

Our debt securities investment portfolio is structured so that the securities generally have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements. Pursuant to our investment policy and guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P or BBB- or higher by Fitch, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities. We provide additional information on our investment securities portfolio in “Note 3—Investment Securities.”

Borrowing Capacity Under Current Facilities

Following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks and committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreements with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,725 million of commitments under committed bank revolving line of credit agreements as of May 31, 2021. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 23 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of May 31, 2021. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of May 31, 2021.

Table 23: Committed Bank Revolving Line of Credit Agreements

	May 31, 2021
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

Subsequent to our fiscal year-end, on June 7, 2021, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2024 and November 28, 2025, respectively, and to terminate certain bank commitments totaling $70 million under the three-year agreement and $55 million under the five-year agreement. As a result, the total commitment amount under the three-year facility and the five-year facility is $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million.

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

On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We borrowed $300 million and redeemed $150 million of notes payable outstanding under the Guaranteed Underwriter Program during the year ended May 31, 2021. This new commitment increases total funding available to CFC under committed loan facilities from the Federal Financing Bank (“FFB”) to $975 million. Of this amount, $100 million is available for advance through July 15, 2023, $500 million is available for advance through July 15, 2024 and $375 million is available for advance through July 15, 2025.

The notes payable to FFB and guaranteed by RUS under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

As indicated in Table 22, we have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac, at any time, subject to market conditions. On May 20, 2021, we amended our revolving note purchase agreement with Farmer Mac to automatically extend the draw period from January 11, 2022 to June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this agreement, we had outstanding secured notes payable totaling $2,978 million and $3,060 million as of May 31, 2021 and 2020, respectively. We borrowed $500 million under this note purchase agreement with Farmer Mac during the year ended May 31, 2021. The amount available for borrowing under this agreement was $2,522 million as of May 31, 2021.

We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding, under this agreement. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans” for additional information on pledged collateral.

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

Short-Term Borrowings

Our short-term borrowings consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, bank-bid notes, medium-term notes offered to members and dealers and securities sold under repurchase agreements. Table 24 displays information on the composition, by product type, of our outstanding short-term borrowings as of May 31, 2021 and 2020.

Table 24: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates

	May 31,
	2021		2020
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$894,977	0.16%	$—	—%
Commercial paper sold directly to members, at par	1,124,607	0.14	1,318,566	0.34
Total commercial paper	2,019,584	0.15	1,318,566	0.34
Select notes to members	1,539,150	0.30	1,597,959	0.75
Daily liquidity fund notes	460,556	0.08	508,618	0.10
Medium-term notes sold to members	362,691	0.42	286,842	1.64
Farmer Mac notes payable (1)	—	—	250,000	1.06
Securities sold under repurchase agreements	200,115	0.30	—	—
Total short-term borrowings outstanding	$4,582,096	0.22	$3,961,985	0.62
___________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Our short-term borrowings increased $620 million to $4,582 million as of May 31, 2021, and accounted for 17% of total debt outstanding, from $3,962 million as of May 31, 2020 and 15% of total debt outstanding. The weighted-average cost of our outstanding short-term borrowings decreased to 0.22% as of May 31, 2021, from 0.62% as of May 31, 2020. The weighted-average maturity of our short-term borrowings decreased to 38 days as of May 31, 2021, from 50 days as of May 31, 2020.

The increase in short-term borrowings was driven primarily by issuances of dealer commercial paper and secured borrowings under a repurchase agreement. Outstanding dealer commercial paper totaled $895 million as of May 31, 2021. We had no outstanding dealer commercial paper as of May 31, 2020. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. In fiscal year 2021, we entered into two master repurchase agreements under which we may sell debt securities from our investment portfolio to the counterparty with a commitment to repurchase such securities back from the counterparty. The transactions pursuant to these repurchase agreements do not quality for sale accounting. We therefore are required to account for the transactions as secured borrowings.

Table 25 displays our outstanding short-term borrowings, by funding source, as May 31, 2021 and 2020.

Table 25: Short-Term Borrowings—Funding Sources

	May 31,
	2021		2020
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$3,487,004	76%	$3,711,985	94%
Private placement—Farmer Mac notes payable	—	—	250,000	6
Capital markets	1,095,092	24	—	—
Total	$4,582,096	100%	$3,961,985	100%

Members accounted for 76% of the source of our outstanding short-term borrowings as of May 31, 2021, down from 94% as of May 31, 2020.

Long-Term and Subordinated Debt

Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the U.S. Securities and Exchange Commission (“SEC”), we may offer and issue the following debt securities:

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

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt of $22,844 million and $22,038 million as of May 31, 2021 and 2020, respectively, accounted for 83% and 85% of total debt outstanding as of each respective date. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth. Table 26 summarizes long-term and subordinated debt issuances and repayments during fiscal year 2021.

Table 26: Long-Term and Subordinated Debt Issuances and Repayments

	Year Ended May 31, 2021
(Dollars in thousands)	Issuances	Repayments (1)	Change
Debt product type:
Collateral trust bonds	$750,000	$755,000	$(5,000)
Guaranteed Underwriter Program notes payable	300,000	292,009	7,991
Farmer Mac notes payable	500,000	331,728	168,272
Medium-term notes sold to members	60,146	199,917	(139,771)
Medium-term notes sold to dealers	1,461,235	604,240	856,995
Other notes payable	—	3,564	(3,564)
Members’ subordinated certificates	14,292	84,659	(70,367)
Total	$3,085,673	$2,271,117	$814,556
___________________________
(1)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and on the weighted-average interest rates on our long-term debt and subordinated certificates in “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $27,426 million as of May 31, 2021, $16,644 million, or 61%, was secured by pledged loans totaling $19,153 million and pledged investments totaling $211 million. In comparison, of our total debt outstanding of $26,000 million as of May 31, 2020, $16,515 million, or 64%, was secured by pledged loans totaling $19,643 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreements with Farmer Mac. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs. Our collateral pledging requirements are based, however, on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs. We are required to maintain pledged collateral equal to at least 100% of the face amount of outstanding borrowings. However, as discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond indentures, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements. In certain cases, provided that all conditions of eligibility under the different programs are satisfied, we may withdraw excess pledged collateral or transfer collateral from one borrowing program to another to facilitate a new debt issuance. Table 27 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of May 31, 2021 and 2020.

Table 27: Collateral Pledged

	Requirement Coverage Ratios		Actual Coverage Ratios(1)
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	May 31,
			2021	2020
Secured borrowing agreement:
Collateral trust bonds 1994 indenture	100%	150%	116%	114%
Collateral trust bonds 2007 indenture	100	150	115	113
Guaranteed Underwriter Program notes payable	100	150	114	120
Farmer Mac notes payable	100	150	116	121
Clean Renewable Energy Bonds Series 2009A	100	150	120	120
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 28 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2021 and 2020.

Table 28: Unencumbered Loans

	May 31,
(Dollars in thousands)	2021	2020
Total loans outstanding(1)	$28,415,107	$26,690,854
Less: Loans required to be pledged for secured debt (2)	(16,704,335)	(16,784,728)
Loans pledged in excess of requirement(2)(3)	(2,448,424)	(2,858,238)
Total pledged loans	$(19,152,759)	$(19,642,966)
Unencumbered loans	$9,262,348	$7,047,888
Unencumbered loans as a percentage of total loans outstanding	33%	26%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of May 31, 2021 and 2020, respectively.
(2)Reflects unpaid principal balance of pledged loans.

(3)Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 28, we had excess loans pledged as collateral totaling $2,448 million and $2,858 million as of May 31, 2021 and 2020, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” Also refer to “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” for additional information on each of our debt product types. See “Note 4—Loans—Pledged Loans” for additional information related to pledged collateral.

Secured Borrowing Agreements—Pledged Investment Securities

In fiscal year 2021, we entered into two master repurchase agreements under which we may transfer debt securities from our investment debt securities portfolio to the counterparty with a commitment to repurchase the transferred securities back from the counterparty. The transactions pursuant to these repurchase agreements do not quality for sale accounting. We therefore are required to account for the transactions as secured borrowings. The transferred debt securities represent pledged collateral for the secured borrowings under the repurchase agreements.

On May 25, 2021, we borrowed $200 million under the repurchase agreements and transferred debt securities to the counterparty. On June 2, 2021, we repurchased the transferred debt securities, which had a fair value of $211 million as of May 31, 2021. We report the transferred debt securities as pledged collateral on our consolidated balance sheet as of May 31, 2021.

Member Loan Repayments

Table 29 displays future scheduled loan principal payment amounts, by member class and by loan type, on loans outstanding as of May 31, 2021, disaggregated by amounts due (i) in one year or less; (ii) after one year up to five years; (iii) after five years up to 15 years; and (iv) after 15 years.

Table 29: Loans—Maturities of Scheduled Principal Payments

	May 31, 2021
(Dollars in thousands)	Due ≤ 1 Year	Due > 1 Year Up to 5 Years	Due > 5 Years Up to 15 Years	Due After 15 Years	Total
Member class:
CFC:
Distribution	$2,074,765	$4,258,198	$9,123,783	$6,570,677	$22,027,423
Power supply	605,433	1,337,364	1,851,289	1,360,226	5,154,312
Statewide and associate	9,316	63,697	16,625	16,483	106,121
Total CFC	2,689,514	5,659,259	10,991,697	7,947,386	27,287,856
NCSC	106,025	185,076	317,343	98,424	706,868
RTFC	40,619	150,116	229,648	—	420,383
Total loans outstanding	$2,836,158	$5,994,451	$11,538,688	$8,045,810	$28,415,107

Loan type:
Fixed rate	$1,342,258	$5,100,545	$11,283,853	$7,788,110	$25,514,766
Variable rate	1,493,900	893,906	254,835	257,700	2,900,341
Total loans outstanding	$2,836,158	$5,994,451	$11,538,688	$8,045,810	$28,415,107

Contractual Obligations

Our contractual obligations affect both our short- and long-term liquidity needs. Our most significant contractual obligations include scheduled payments on our debt obligations. Table 30 displays scheduled amounts due on our debt obligations in each of the next five fiscal years and thereafter. The amounts presented reflect undiscounted future cash payment amounts due pursuant to these obligations, aggregated by the type of contractual obligation. The table excludes certain obligations where the obligation is short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 30: Contractual Obligations(1)

	Fiscal Year Ended May 31,
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Short-term borrowings	$4,582	$—	$—	$—	$—	$—	$4,582
Long-term debt	2,598	1,844	1,652	842	2,428	11,520	20,884
Subordinated deferrable debt	—	—	—	—	—	1,000	1,000
Members’ subordinated certificates(2)	7	19	11	10	55	1,153	1,255
Total long-term and subordinated debt	2,605	1,863	1,663	852	2,483	13,673	23,139
Contractual interest on long-term debt(3)	644	597	558	528	482	5,038	7,847
Total	$7,831	$2,460	$2,221	$1,380	$2,965	$18,711	$35,568
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2 Member loan subordinated certificates totaling $190 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $13 million in fiscal year 2021 and represented 7% of amortizing loan subordinated certificates outstanding.
(3) Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2021, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2021 until maturity, and redeemable debt continues to accrue interest until its contractual maturity.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not presented on our consolidated balance sheets, or may be recorded on our consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements consist primarily of unadvanced loan commitments intended to meet the financial needs of our members and guarantees of member obligations, which may affect our liquidity requirements based on the likelihood that borrowers will advance funds under the loan commitments or we will be required to perform under the guarantee obligations. We provide additional information about our unadvanced loan commitments, including amounts outstanding, in “Note 4—Loans” and our guarantee obligations in “Note 13—Guarantees.”

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

Table 31 below displays our projected sources and uses of cash from debt and investment activity, by quarter, over the next six quarters through the quarter ended November 30, 2022. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of May 31, 2021, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 31: Projected Sources and Uses of Liquidity from Debt and Investment Activity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

1Q FY 2022	$533	$372	$84	$989	$552	$794	$—	$1,346	$126
2Q FY 2022	62	352	196	610	402	450	—	852	239
3Q FY 2022	1,733	350	65	2,148	1,408	552	—	1,960	(229)
4Q FY 2022	351	351	64	766	594	436	—	1,030	205
1Q FY 2023	307	370	—	677	457	572	—	1,029	292
2Q FY 2023	648	357	—	1,005	733	548	—	1,281	275
Total	$3,634	$2,152	$409	$6,195	$4,146	$3,352	$—	$7,498	$908
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended November 30, 2022.
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

As displayed in Table 31, we currently project long-term advances of $2,232 million over the next 12 months, which we anticipate will exceed anticipated long-term loan repayments over the same period of $1,425 million by approximately $807 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

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

On March 5, 2021, S&P issued a downgrade of our long-term issuer credit rating, citing a shift from “Strong” to “Adequate” in its view of CFC’s risk position due to CFC’s loan portfolio concentration in the State of Texas. S&P also revised its outlook on CFC to negative based on the potential for additional elevated credit stress posed by Texas electric cooperatives due to the February 2021 polar vortex. The downgrade of CFC’s long-term issuer credit rating by S&P resulted in a downgrade of (i) our senior secured and senior unsecured debt ratings to A- from A; (ii) our subordinated debt rating to BBB from BBB+; and (iii) our short-term issuer credit and commercial paper ratings to A-2 from A-1, each with a negative outlook. Table 32 displays our credit ratings as of May 31, 2021. Our credit ratings by Moody’s and Fitch remain unchanged from May 31, 2020, and as of the date of this Report.

Table 32: Credit Ratings

May 31, 2021
	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Negative	Stable
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

The current split ratings have no impact on the pricing of our bank revolving credit facilities, and we do not believe that the current split ratings have a material impact on our access to the commercial paper markets or on our ability to issue long-term debt in the capital markets. Due to the S&P ratings downgrade, we have however, experienced a slight increase in the cost of our commercial paper issuances and we also may experience a slight increase in the credit spread of long-term debt issuances.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 20.17 as of May 31, 2021, from 42.40 as of May 31, 2020, primarily due to an increase in equity from our reported net income of $814 million for fiscal year 2021 which was partially offset by a decrease in equity from the retirement of $60 million in patronage capital authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020.

Our adjusted debt-to-equity ratio increased above our targeted threshold of 6.00-to-1 to 6.15 as of May 31, 2021, from 5.85 as of May 31, 2020, The increase was primarily attributable to an increase in adjusted liabilities due to additional borrowings to fund growth in our loan portfolio. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable U.S. GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We believe we were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2021.

As discussed above in “Introduction” and “Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP measures disclosed in this Report to the most comparable U.S. GAAP measures and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

MARKET RISK

Interest rate risk represents our primary source of market risk, as movements in interest rates can have a significant impact on the earnings and safety and soundness of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or repricing of our loans and the liabilities funding our loans. Below we discuss how we manage and measure interest rate risk. We also include a discussion about the current status of our preparation in transitioning from LIBOR as an interest reference rate to an alternative rate.

Interest Rate Risk Management

Our interest rate risk management objective is to prudently manage the difference between interest-earning assets and interest-bearing liabilities in order to mitigate interest rate risk in accordance with CFC’s board policy and risk limits and guidelines established by the Asset Liability Committee (“ALCO”). The ALCO provides oversight of our exposure to interest rate risk and ensures that our exposure is compliant with established risk limits and guidelines. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimize the mismatch between the cash flows from our financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our assets and liabilities, which we discuss above in “Consolidated Results of Operations—Non-Interest Income—Derivative Gains (Losses) and “Note 10—Derivatives and Hedging Activities.”

Measurement of Interest Rate Risk

We routinely measure and assess our interest rate risk exposure using various methodologies. We implemented enhancements to our Asset Liability Management (“ALM”) framework that expanded our analytic tools and capabilities, which allowed us to provide a more comprehensive profile of our interest rate risk exposure. As a result of these enhancements, we are able to more accurately measure and monitor our interest rate risk exposure under multiple interest rate scenarios using several different techniques, including, among others, the sensitivity of our net interest and adjusted net interest income to changes in interest rates and duration gap analysis. Because we believe these measures are more meaningful and useful in evaluating our interest rate risk exposure, we changed the presentation of our quantitative measures of interest rate risk during the fourth quarter of fiscal year 2021. Below we present two measures we use to assess our interest rate risk exposure: (i) the interest rate sensitivity of our projected net interest income and adjusted net interest income; and (ii) duration gap.

Interest Rate Sensitivity Analysis

Our ALM models, which we use to evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets under different interest rate scenarios, are updated monthly to reflect our current balance sheet position. We then overlay our current balance sheet position with management’s forecast assumptions to generate a baseline projection of net interest income and adjusted net interest income over the next 12 months. Table 33 presents the estimated percentage impact on our projected base-line net interest income and adjusted net interest income, which includes the impact of derivative cash settlements interest expense, over the next 12 months resulting from a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve as of May 31, 2021 and 2020. Shorter-term interest rates were less than 1%, or 100 basis points, as of May 31, 2021 and interest rates across the entire yield curve were less than 100 basis points as of May 31, 2020. We therefore assumed a floor interest rate of 0% if the hypothetical instantaneous interest shift of minus 100 would result in a negative interest rate.

Table 33: Interest Rate Sensitivity Analysis(1)

	May 31, 2021		May 31, 2020
Estimated Impact(2)	+ 100 Basis Points	– 100 Basis Points(3)	+ 100 Basis Points	– 100 Basis Points(3)
Net interest income	(6.13)%	(3.34)%	(8.20)%	(2.30)%
Derivative cash settlements interest expense	8.12%	(3.01)%	8.34%	(4.32)%
Adjusted net interest income(4)	1.99%	(6.35)%	0.14%	(6.62)%
____________________________
(1)Applies to all rate-sensitive assets and liabilities including fixed-rate loans with a repricing date within the next 12 months and forecasted new loan growth; no impact on fixed-rate loans that are priced to maturity and nonperforming loans that are held at zero interest rate until maturity.
(2)Actual net interest income (including adjusted) may differ significantly from the below referenced sensitivity analysis.
(3)Floored at zero percent interest rate.
(4)Includes derivative cash settlements that represent amounts received from or paid to counterparties.

Duration Gap

The duration gap is the difference between the estimated duration of assets and liabilities, which is calculated using an ALM model. The duration gap summarizes the extent to which cash-flows for assets and liabilities are matched over time. A positive duration gap denotes that the duration of our assets is greater than the duration of our debt and derivatives. Therefore there is increased exposure to rising interest rates over the long term. A negative duration gap indicates increased exposure to declining interest rates over the long term because the duration of our assets is less than the duration of our liabilities and derivatives. The duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our balance sheet; however, it is not directly linked to expected future net interest income and adjusted net interest income. We had a positive duration gap of 1.69 months as of May 31, 2021, compared with a negative duration gap of 7.6 months as of May 31, 2020.

Limitations of Interest Rate Risk Measures

While we believe that the interest income sensitivities and duration gap measures provided are useful tools in assessing our interest rate risk exposure, there are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. These measures should be understood as estimates rather than as precise measurements. The interest rate sensitivity analyses only contemplate certain hypothetical movements in interest rates and are performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual interest income to differ substantially from the above sensitivity analysis.

LIBOR Transition

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR index, announced that it intended to stop compelling banks to submit the rates required to calculate LIBOR after December 31, 2021. Following this announcement, the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”) which is comprised of private-market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as the alternative reference rate.

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

In March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator for LIBOR, concurrently confirmed the intention to stop requiring banks to submit the rates required to calculate LIBOR after

December 31, 2021 for one-week and two-month LIBOR and June 30, 2023 for all remaining LIBOR tenors. Pursuant to the announcement, one-week and two-month LIBOR will cease to be published or lose representativeness immediately after December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

We established a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index and develop a strategic transition plan. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our Chief Financial Officer and the CFC Board of Directors. An assessment of all of CFC’s LIBOR-based contracts and financial instruments and the systems, models and processes that may be impacted has been completed. We have confirmed CFC’s adherence to the International Swaps and Derivatives Association, Inc. 2020 LIBOR Fallbacks Protocol for our derivative instruments. We plan to stop originating new LIBOR-based loans prior to December 31, 2021, and we have been working to ensure that new LIBOR-based loans and existing LIBOR-based loans otherwise being amended include hardwired fallback language. We are also closely monitoring the development of alternative credit-sensitive rates in addition to SOFR such as the Bloomberg Short Term Bank Yield index.

Table 34 summarizes our LIBOR-indexed financial instruments outstanding as of May 31, 2021 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 34: LIBOR-Indexed Financial Instruments

(Dollars in millions)	May 31, 2021
Loans to members, performing	$413
Investment securities	49
Debt	1,733

In addition, we have LIBOR-indexed derivatives with a notional amount of $7,479 million as of May 31, 2021 that have a contractual maturity date after June 30, 2023.

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate in “Item 1A. Risk Factors.”

OPERATIONAL RISK

Operational risk represents the risk of loss resulting from conducting our operations, including, but not limited to, the execution of unauthorized transactions by employees; errors relating to loan documentation, transaction processing and technology; the inability to perfect liens on collateral; breaches of internal control and information systems; and the risk of fraud by employees or persons outside the company. This risk of loss also includes potential legal actions that could arise as a result of operational deficiencies, noncompliance with covenants in our revolving credit agreements and indentures, employee misconduct or adverse business decisions. In the event of a breakdown in internal controls, improper access to or operation of systems or improper employee actions, we could incur financial loss. Operational/business risk also may include breaches of our technology and information systems resulting from unauthorized access to confidential information or from internal or external threats, such as cyberattacks.

Operational risk is inherent in all business activities. The management of such risk is important to the achievement of our objectives. We maintain business policies and procedures, employee training, an internal control framework, and a comprehensive business continuity and disaster recovery plan that are intended to provide a sound operational environment. Our business policies and controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses, and considering factors such as competition and regulation. Corporate Compliance monitors compliance with established procedures and applicable law that are designed to ensure adherence to generally accepted conduct, ethics and business practices defined in our corporate policies. We provide employee compliance training programs, including information protection, Regulation FD

(“Fair Disclosure”) compliance and operational risk. Internal Audit examines the design and operating effectiveness of our operational, compliance and financial reporting internal controls on an ongoing basis.

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

Cybersecurity risk is managed as part of our overall management of operational risk. Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which includes strategic and proprietary information. Because such an attack could have a material adverse impact on our operations, the CFC Board of Directors is actively engaged in the oversight of our continuous efforts in monitoring and managing the risks associated with the ever-evolving nature of cybersecurity threats. Each quarter, or more frequently as requested by the board of directors, management provides reports on CFC’s security operations, including any cybersecurity incidents, management’s efforts to manage any incidents and any other related information requested from management. On at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity events. Additionally, upon the occurrence of a material cybersecurity incident, the board of directors will be notified of the event so it may properly evaluate such incident, including management’s remediation plan.

SELECTED QUARTERLY FINANCIAL DATA

Table 35 provides a summary of condensed quarterly financial information for fiscal years 2021 and 2020.

Table 35: Selected Quarterly Financial Data

	Year Ended May 31, 2021
(Dollars in thousands)	Aug 31, 2020	Nov 30, 2020	Feb 28, 2021	May 31, 2021	Total
Interest income	$279,584	$276,499	$278,172	$282,346	$1,116,601
Interest expense	(179,976)	(174,422)	(173,040)	(174,625)	(702,063)
Net interest income	99,608	102,077	105,132	107,721	414,538
Benefit (provision) for credit losses	(326)	(1,638)	(33,023)	6,480	(28,507)
Net interest income after benefit (provision) for credit losses	99,282	100,439	72,109	114,201	386,031
Non-interest income:
Derivative gains	60,276	81,287	330,196	34,542	506,301
Other non-interest income	8,175	4,971	1,012	6,266	20,424
Total non-interest income	68,451	86,258	331,208	40,808	526,725
Non-interest expense	(22,995)	(25,914)	(23,863)	(25,008)	(97,780)
Income before income taxes	144,738	160,783	379,454	130,001	814,976
Income tax provision	(151)	(262)	(507)	(78)	(998)
Net income	144,587	160,521	378,947	129,923	813,978
Less: Net income attributable to noncontrolling interests	(171)	(505)	(1,213)	(422)	(2,311)
Net income attributable to CFC	$144,416	$160,016	$377,734	$129,501	$811,667

	Year Ended May 31, 2020
(Dollars in thousands)	Aug 31, 2019	Nov 30, 2019	Feb 29, 2020	May 31, 2020	Total
Interest income	$290,015	$287,037	$287,195	$287,039	$1,151,286
Interest expense	(213,271)	(207,871)	(203,040)	(196,907)	(821,089)
Net interest income	76,744	79,166	84,155	90,132	330,197
Provision for credit losses	(30)	1,045	(2,382)	(34,223)	(35,590)
Net interest income after provision for credit losses	76,714	80,211	81,773	55,909	294,607
Non-interest income:
Derivative gains (losses)	(395,725)	183,450	(337,936)	(239,940)	(790,151)
Other non-interest income	12,561	3,728	4,396	11,707	32,392
Total non-interest income (loss)	(383,164)	187,178	(333,540)	(228,233)	(757,759)
Non-interest expense	(18,150)	(25,698)	(25,628)	(57,962)	(127,438)
Income (loss) before income taxes	(324,600)	241,691	(277,395)	(230,286)	(590,590)
Income tax benefit (provision)	521	(91)	426	304	1,160
Net income (loss)	(324,079)	241,600	(276,969)	(229,982)	(589,430)
Less: Net (income) loss attributable to noncontrolling interests	1,657	(8)	1,405	1,136	4,190
Net income (loss) attributable to CFC	$(322,422)	$241,592	$(275,564)	$(228,846)	$(585,240)

We experienced a variance of $360 million between our reported net income of $130 million in the fourth quarter of fiscal year 2021 and our reported net loss of $230 million in the fourth quarter of fiscal year 2020. The variance was primarily driven by a favorable shift in derivative fair value changes of $275 million. We recorded derivative gains of $35 million in the fourth quarter of fiscal year 2021, attributable to an increase in the net fair value of our swap portfolio resulting from increases in medium- and longer-term swap interest rates during the quarter. In contrast, we recorded derivative losses of $240 million in the fourth quarter of fiscal year 2020, attributable to a decrease in the net fair value of our swap portfolio due to declines in interest rates across the swap curve.

In addition, net interest income increased $18 million, or 20%, to $108 million in the fourth quarter of fiscal year 2021, attributable to the combined impact of an increase in the net interest yield and an increase in average interest-earning assets. We also experienced a favorable shift in the provision of credit losses of $41 million in the fourth quarter of fiscal year 2021. The shift was largely attributable to the absence of the asset-specific addition to the allowance for credit losses of $34 million in the fourth quarter of 2020, which we established for a CFC power supply borrower in conjunction with our classification of a loan to this borrower totaling $168 million as nonperforming as of May 31, 2020.

Other notable items contributing to the variance between our reported results for the fourth quarter of fiscal year 2021 and 2020 include the absence of a non-cash software impairment charge of $31 million recorded in the fourth quarter of fiscal year 2020 due to management’s decision to abandon a project to develop an internal-use loan origination and servicing platform.

NON-GAAP FINANCIAL MEASURES

Below we discuss each of non-GAAP adjusted measures and provide a reconciliation of our adjusted measures to the most comparable U.S. GAAP measures. We believe our non-GAAP adjusted measures, which are not a substitute for U.S. GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures.

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

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements expense for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2021 and 2020, there were no foreign currency derivative instruments outstanding.

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

Adjusted Operational Financial Measures

Table 36 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER for each fiscal year in the five-year period ended May 31, 2021.

Table 36: Adjusted Financial Measures—Income Statement

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Adjusted net interest income:
Interest income	$1,116,601	$1,151,286	$1,135,670	$1,077,357	$1,036,634
Interest expense	(702,063)	(821,089)	(836,209)	(792,735)	(741,738)
Include: Derivative cash settlements interest expense(1)	(115,645)	(55,873)	(43,611)	(74,281)	(84,478)
Adjusted interest expense	(817,708)	(876,962)	(879,820)	(867,016)	(826,216)
Adjusted net interest income	$298,893	$274,324	$255,850	$210,341	$210,418

Adjusted total revenue:
Net interest income	$414,538	$330,197	$299,461	$284,622	$294,896
Fee and other income	18,929	22,961	15,355	17,578	19,713
Total revenue	433,467	353,158	314,816	302,200	314,609
Include: Derivative cash settlements interest expense(1)	(115,645)	(55,873)	(43,611)	(74,281)	(84,478)
Adjusted total revenue	$317,822	$297,285	$271,205	$227,919	$230,131

Adjusted net income:
Net income (loss)	$813,978	$(589,430)	$(151,210)	$457,364	$312,099
Exclude: Derivative forward value gains (losses)(2)	621,946	(734,278)	(319,730)	306,002	179,381
Adjusted net income	$192,032	$144,848	$168,520	$151,362	$132,718
____________________________
(1)Represents the net periodic contractual interest amount on our interest rate swaps during the reporting period.
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

TIER and Adjusted TIER

Table 37 displays the calculation of our TIER and adjusted TIER for each fiscal year in the five-year period ended May 31, 2021.

Table 37: TIER and Adjusted TIER

	Year Ended May 31,
	2021	2020	2019	2018	2017
TIER (1)	2.16	0.28	0.82	1.58	1.42
Adjusted TIER (2)	1.23	1.17	1.19	1.17	1.16
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Management relies on the adjusted debt-to-equity ratio as a key measure in managing our business. We therefore believe that this adjusted measure, in combination with the comparable U.S. GAAP measure, is useful to investors in evaluating our financial condition. We adjust the comparable U.S. GAAP measure to:

•exclude debt used to fund loans that are guaranteed by RUS from total liabilities;
•exclude from total liabilities, and add to total equity, debt with equity characteristics issued to our members and in the capital markets; and
•exclude the noncash impact of derivative financial instruments and foreign currency adjustments from total liabilities and total equity.

We are an eligible lender under an RUS loan guarantee program. Loans issued under this program carry the U.S. government’s guarantee of all interest and principal payments. We have little or no risk associated with the collection of principal and interest payments on these loans. Therefore, we believe there is little or no risk related to the repayment of the liabilities used to fund RUS-guaranteed loans and we subtract such liabilities from total liabilities to calculate our adjusted debt-to-equity ratio.

Members may be required to purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under U.S. GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market, and under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. For computing our adjusted debt-to-equity ratio we subtract members’ subordinated certificates from total liabilities and add members’ subordinated certificates to total equity.

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

Table 38 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of the end of each fiscal year in the five-year period ended May 31, 2021. As indicated in the following table, subordinated debt is treated in the same manner as equity in calculating our adjusted debt-to-equity ratio.

Table 38: Adjusted Financial Measures—Balance Sheet

	May 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Total liabilities	$28,238,484	$27,508,783	$25,820,490	$25,184,351	$24,106,887
Exclude:
Derivative liabilities	584,989	1,258,459	391,724	275,932	385,337
Debt used to fund loans guaranteed by RUS	139,136	146,764	153,991	160,865	167,395
Subordinated deferrable debt	986,315	986,119	986,020	742,410	742,274
Subordinated certificates	1,254,660	1,339,618	1,357,129	1,379,982	1,419,025
Adjusted total liabilities	$25,273,384	$23,777,823	$22,931,626	$22,625,162	$21,392,856

Total equity	$1,399,879	$648,822	$1,303,882	$1,505,853	$1,098,805
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(1,088,982)	(354,704)	(34,974)	(340,976)	(520,357)
Year-to-date derivative forward value gains (losses)(1)	621,946	(734,278)	(319,730)	306,002	179,381
Period-end cumulative derivative forward value losses(1)	(467,036)	(1,088,982)	(354,704)	(34,974)	(340,976)
Accumulated other comprehensive income attributable to derivatives(2)	1,718	2,130	2,571	1,980	3,702
Subtotal	(465,318)	(1,086,852)	(352,133)	(32,994)	(337,274)
Include:
Subordinated deferrable debt	986,315	986,119	986,020	742,410	742,274
Subordinated certificates	1,254,660	1,339,618	1,357,129	1,379,982	1,419,025
Subtotal	2,240,975	2,325,737	2,343,149	2,122,392	2,161,299
Adjusted total equity	$4,106,172	$4,061,411	$3,999,164	$3,661,239	$3,597,378
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 11—Equity” for the additional components of AOCI.

Table 39 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of the end of each fiscal year during the five-year period ended May 31, 2021.

Table 39: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

	May 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Debt-to-equity ratio:
Total liabilities	$28,238,484	$27,508,783	$25,820,490	$25,184,351	$24,106,887
Total equity	1,399,879	648,822	1,303,882	1,505,853	1,098,805
Debt-to-equity ratio (1)	20.17	42.40	19.80	16.72	21.94

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$25,273,384	$23,777,823	$22,931,626	$22,625,162	$21,392,856
Adjusted total equity(2)	4,106,172	4,061,411	3,999,164	3,661,239	3,597,378
Adjusted debt-to-equity ratio (3)	6.15	5.85	5.73	6.18	5.95
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 38 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Members’ Equity

Members’ equity includes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income. It also includes amounts recorded in accumulated other comprehensive income. We provide the components of accumulated other comprehensive income in “Note 11—Equity.” Because these amounts generally have not been realized, they are not available to members and are excluded by CFC’s board of directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 40 presents a reconciliation of members’ equity to total CFC equity as of May 31, 2021 and 2020.

Table 40: Members’ Equity

	May 31,
(Dollars in thousands)	2021	2020
Members’ equity:
Total CFC equity	$1,374,948	$626,121
Exclude:
Accumulated other comprehensive loss	(25)	(1,910)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(461,162)	(1,079,739)
Subtotal	(461,187)	(1,081,649)
Members’ equity	$1,836,135	$1,707,770
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 16—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of May 31, 2021 and 2020 are presented above in Table 38.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk” and “MD&A—Consolidated Results of Operations—Non-Interest Income—Derivatives Gains (Losses)”and also “Note 10—Derivative Instruments and Hedging Activities.”

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
National Rural Utilities Cooperative Finance Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of the allowance for credit losses of loans evaluated on a collective basis

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans evaluated on a collective basis (the collective ACL) was $42.4 million as of May 31, 2021. The collective ACL includes the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The Company estimates the collective ACL using a probability of default (PD) and loss given default (LGD) methodology. The Company segments its loan portfolio into pools based on member borrower type, which is based on the utility sector of the borrower, and further by internal borrower risk ratings. The Company then applies loss factors, consisting of the PD and LGD, to the scheduled loan-level amortization amounts over the life of the loans of each of the identified pools. Due to a limited history of defaults in the portfolio, the Company utilizes third-party default data tables for the utility sector as a proxy to estimate default rates for each of the pools. Based on the mapping of internal borrower risk rating to equivalent credit rating provided in the third party utility default tables, the Company applies corresponding cumulative default rates to the scheduled loan amortization amounts over the remaining life of loan in each of the pools. For estimation of an LGD the Company utilizes its lifetime historical loss experience for each of the portfolio segments. The Company estimates that, based on historical experience, expected credit losses will not be affected by changes in economic conditions and therefore, the Company has not made adjustments to the historical rates for any economic forecasts. The Company considers the need to adjust the historical loss information for differences in the specific characteristics of its existing loan portfolio based on an evaluation of relevant qualitative factors, such as differences in the composition of the loan portfolio, underwriting standards, problem loan trends, the quality of Company’s credit review functions, as well as changes in the regulatory environment and other pertinent external factors that may impact the amount of future credit losses.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, portfolio segmentation, and the methods used to estimate the PD and LGD and their significant assumptions, including third-party proxy default data for the utility sector, and borrower risk ratings. The assessment also included an evaluation of the conceptual soundness of the collective ACL methodology. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology
•identification and determination of the method and significant assumptions used to develop the PD and LGD
•analysis of credit quality trends and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the conceptual soundness and the judgments made by the Company relative to the development of the PD and LGD by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual borrower risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the appropriateness of mapping and alignment of internal borrower risk ratings to equivalent credit ratings provided in the third party utility default table.

We also assessed sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
McLean, Virginia
July 30, 2021

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$1,116,601	$1,151,286	$1,135,670
Interest expense	(702,063)	(821,089)	(836,209)
Net interest income	414,538	330,197	299,461
Benefit (provision) for credit losses	(28,507)	(35,590)	1,266
Net interest income after benefit (provision) for credit losses	386,031	294,607	300,727
Non-interest income:
Fee and other income	18,929	22,961	15,355
Derivative gains (losses)	506,301	(790,151)	(363,341)
Investment securities gains (losses)	1,495	9,431	(1,799)
Total non-interest income	526,725	(757,759)	(349,785)
Non-interest expense:
Salaries and employee benefits	(55,258)	(54,522)	(49,824)
Other general and administrative expenses	(39,447)	(46,645)	(43,342)
Losses on early extinguishment of debt	(1,456)	(683)	(7,100)
Other non-interest expense	(1,619)	(25,588)	(1,675)
Total non-interest expense	(97,780)	(127,438)	(101,941)
Income (loss) before income taxes	814,976	(590,590)	(150,999)
Income tax benefit (provision)	(998)	1,160	(211)
Net income (loss)	813,978	(589,430)	(151,210)
Less: Net (income) loss attributable to noncontrolling interests	(2,311)	4,190	1,979
Net income (loss) attributable to CFC	$811,667	$(585,240)	$(149,231)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Net income (loss)	$813,978	$(589,430)	$(151,210)
Other comprehensive income (loss):
Unrealized gains on cash flow hedges	—	—	1,059
Reclassification of derivative gains to earnings	(412)	(441)	(468)
Defined benefit plan adjustments	2,297	(1,322)	(488)
Other comprehensive income (loss)	1,885	(1,763)	103
Total comprehensive income (loss)	815,863	(591,193)	(151,107)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(2,311)	4,190	1,979
Total comprehensive income (loss) attributable to CFC	$813,552	$(587,003)	$(149,128)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$295,063	$671,372
Restricted cash (1)	8,298	8,647
Total cash, cash equivalents and restricted cash	303,361	680,019
Investment securities:
Debt securities trading, at fair value ($210,894 pledged as collateral)	576,175	309,400
Equity securities, at fair value	35,102	60,735
Total investment securities, at fair value	611,277	370,135
Loans to members	28,426,961	26,702,380
Less: Allowance for credit losses	(85,532)	(53,125)
Loans to members, net	28,341,429	26,649,255
Accrued interest receivable	107,856	117,138
Other receivables	37,197	41,099
Fixed assets, net	91,882	89,137
Derivative assets	121,259	173,195
Other assets	24,102	37,627
Total assets	$29,638,363	$28,157,605

Liabilities:
Accrued interest payable	$123,672	$139,619
Debt outstanding:
Short-term borrowings	4,582,096	3,961,985
Long-term debt	20,603,123	19,712,024
Subordinated deferrable debt	986,315	986,119
Members’ subordinated certificates:
Membership subordinated certificates	628,594	630,483
Loan and guarantee subordinated certificates	386,896	482,965
Member capital securities	239,170	226,170
Total members’ subordinated certificates	1,254,660	1,339,618
Total debt outstanding	27,426,194	25,999,746
Deferred income	51,198	59,303
Derivative liabilities	584,989	1,258,459
Other liabilities	52,431	51,656
Total liabilities	28,238,484	27,508,783

Equity:
CFC equity:
Retained equity	1,374,973	628,031
Accumulated other comprehensive loss	(25)	(1,910)
Total CFC equity	1,374,948	626,121
Noncontrolling interests	24,931	22,701
Total equity	1,399,879	648,822
Total liabilities and equity	$29,638,363	$28,157,605

____________________________
(1) Restricted cash consists primarily of member funds held in escrow for certain specifically designed cooperative programs.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income (loss)	1,000	96,592	71,312	(318,135)	(149,231)	—	(149,231)	(1,979)	(151,210)
Other comprehensive income	—	—	—	—	—	103	103	—	103
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	(2,908)	(50,415)
Other	(963)	—	—	—	(963)	—	(963)	514	(449)
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net income (loss)	1,000	96,310	48,223	(730,773)	(585,240)	—	(585,240)	(4,190)	(589,430)
Other comprehensive loss	—	—	—	—	—	(1,763)	(1,763)	—	(1,763)
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(789)	—	—	—	(789)	—	(789)	1,677	888
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	900	89,761	102,429	618,577	811,667	—	811,667	2,311	813,978
Other comprehensive income	—	—	—	—	—	1,885	1,885	—	1,885
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	(2,054)	(61,911)
Other	(968)	—	—	—	(968)	—	(968)	1,973	1,005
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$813,978	$(589,430)	$(151,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(9,390)	(9,309)	(10,009)
Amortization of debt issuance costs and deferred charges	10,608	9,095	10,439
Amortization of discount on long-term debt	11,925	10,896	10,605
Amortization of issuance costs for bank revolving lines of credit	4,434	4,972	5,324
Depreciation and amortization	7,959	9,238	9,305
Provision (benefit) for credit losses	28,507	35,590	(1,266)
Loss on early extinguishment of debt	1,456	683	7,100
Fixed assets impairment	—	31,284	—
Gain on sale of land	—	(7,713)	—
Unrealized (gains) losses on equity and debt securities	(1,015)	(5,975)	1,799
Derivative forward value (gains) losses	(621,946)	734,278	319,730
Changes in operating assets and liabilities:
Accrued interest receivable	9,282	16,467	(6,163)
Accrued interest payable	(15,947)	(19,378)	9,713
Deferred income	1,285	10,973	2,077
Other	(1,181)	(12,456)	(10,401)
Net cash provided by operating activities	239,955	219,215	197,043
Cash flows from investing activities:
Advances on loans, net	(1,724,253)	(785,190)	(738,171)
Investments in fixed assets, net	(9,862)	(9,565)	(14,725)
Proceeds from sale of land	—	21,268	—
Net proceeds from time deposits	—	—	100,000
Purchase of trading securities	(397,522)	(3,883)	—
Proceeds from sales and maturities of trading securities	127,875	277,687	—
Proceeds from redemption of equity securities	30,000	25,000	—
Purchases of held-to-maturity debt securities	—	(76,339)	(80,123)
Proceeds from maturities of held-to-maturity debt securities	—	69,726	35,340
Net cash used in investing activities	(1,973,762)	(481,296)	(697,679)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	808,252	(208,340)	(452,618)
Proceeds from short-term borrowings with original maturity > 90 days	3,081,069	3,022,910	1,652,005
Repayments of short-term borrowings with original maturity > 90 days	(3,269,210)	(2,460,311)	(1,387,571)
Payments for issuance costs for revolving bank lines of credit	—	(1,025)	(2,382)
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,055,220	2,156,711	3,281,595
Payments for retirement of long-term debt	(2,186,458)	(1,675,288)	(2,806,639)
Payments made for early extinguishment of debt	(1,456)	(683)	(7,100)
Payments for issuance costs for subordinated deferrable debt	—	(84)	(6,535)
Proceeds from issuance of subordinated deferrable debt	—	—	250,000
Proceeds from issuance of members’ subordinated certificates	14,292	9,621	1,986
Payments for retirement of members’ subordinated certificates	(84,659)	(24,572)	(24,861)
Payments for retirement of patronage capital	(59,889)	(63,035)	(49,860)
Repayments for membership fees, net	(12)	(8)	(4)
Net cash provided by financing activities	1,357,149	755,896	448,016
Net increase (decrease) in cash, cash equivalents and restricted cash	(376,658)	493,815	(52,620)
Beginning cash, cash equivalents and restricted cash	680,019	186,204	238,824
Ending cash, cash equivalents and restricted cash	$303,361	$680,019	$186,204

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$687,145	$805,086	$801,966
Cash paid for income taxes	219	20	112

Noncash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$—	$2,560	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management's most significant estimates and assumptions involve determining the allowance for credit losses and the fair value of financial assets and liabilities. Actual results could differ from these estimates. Certain reclassifications have been made to prior periods to conform to the current presentation.

Risks and Uncertainties

While the novel strain of coronavirus that causes coronavirus disease 2019 (“COVID-19”) continues to persist, disruptions caused by the virus have been significantly reduced as a result of the manufacturing and distribution of recently developed COVID-19 vaccines. Although most of the initial restrictions have been relaxed or lifted, the risk of future COVID-19 outbreaks remains. New information may emerge regarding the severity of COVID-19 variants or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat its impact. We continue to closely monitor developments; however, we cannot predict the future impact of COVID-19 on

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our operational and financial performance, or the specific ways the pandemic uniquely impacts our members, all of which continue to involve uncertainties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of May 31, 2021 or May 31, 2020. All intercompany balances and transactions have been eliminated. NCSC and RTFC are VIEs that are required to be consolidated by CFC. Unless stated otherwise, references to “we, “our” or “us” relate to CFC and its consolidated entities.

Variable Interest Entities

A VIE is an entity that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party, or where the group of equity holders does not have (i) the ability to make decisions about the entity’s activities that most significantly impact its economic performance; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.

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

Cash and Cash Equivalents

Cash, certificates of deposit due from banks and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million and $9 million as of May 31, 2021 and 2020, respectively.

Investment Securities

Our investment securities portfolio consists of equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification. Equity securities are reported at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income. All of our debt securities were classified as trading as of May 31, 2021 and 2020. Accordingly, we also report our debt securities at fair value on our consolidated balance sheets and record unrealized gains and losses as a component of non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Interest Receivable

As permitted by the current expected credit loss (“CECL”) model, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $93 million and $96 million as of May 31, 2021 and May 31, 2020, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

Interest Income

Interest income on performing loans is accrued and recognized as interest income based on the contractual rate of interest. Loan origination costs and nonrefundable loan fees that meet the definition of loan origination fees are deferred and generally recognized in interest income as yield adjustments over the period to maturity of the loan using the effective interest method.

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) if the borrower is experiencing financial difficulties and a concession is granted to the borrower that we would not otherwise consider. Under CECL, we are required to estimate an allowance for lifetime expected credit losses for TDR loans. As discussed below under “Allowance for Credit Losses—Loan Portfolio—Asset-Specific Allowance,” TDR loans are evaluated on an individual basis in estimating expected credit losses. Credit losses for anticipated TDRs are accounted for similarly to TDRs and are identified when there is a reasonable expectation that a TDR will be executed with the borrower and when we expect the modification to affect the timing or amount of payments and/or the payment term.

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

Nonperforming Loans

We classify loans as nonperforming when contractual principal or interest is 90 days past due or when we believe the collection of principal and interest in full is not reasonably assured. When a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against current-period interest income. Interest income on nonaccrual loans is subsequently recognized only upon the receipt of cash payments. However, if we believe the ultimate collectability of the loan principal is in doubt, cash received is applied against the principal balance of the loan. Nonaccrual loans generally are returned to accrual status when principal and interest becomes and remains current for a specified period and repayment of the remaining contractual principal and interest is reasonably assured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charge-Offs

We charge off loans or a portion of a loan when we determine that the loan is uncollectible. The charge-off of uncollectible principal amounts results in a reduction to the allowance for credit losses for our loan portfolio. Recoveries of previously charged off principal amounts result in an increase to the allowance.

Allowance for Credit Losses—Loan Portfolio

Current Allowance Methodology

Beginning June 1, 2020, the allowance for credit losses is determined based on management’s current estimate of expected credit losses over the remaining contractual term, adjusted as appropriate for estimated prepayments, of loans in our loan portfolio as of each balance sheet date. The allowance for credit losses for our loan portfolio is reported on our consolidated balance sheet as a valuation account that is deducted from loans to members to present the net amount we expect to collect over the life of our loans. We immediately recognize an allowance for expected credit losses upon origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our consolidated statements of operations.

We estimate our allowance for lifetime expected credit losses for our loan portfolio using a probability of default/loss given default methodology. Our allowance for credit losses consists of a collective allowance and an asset-specific allowance. The collective allowance is established for loans in our portfolio that share similar risk characteristics and are therefore evaluated on a collective, or pool, basis in measuring expected credit losses. The asset-specific allowance is established for loans in our portfolio that do not share similar risk characteristics with other loans in our portfolio and are therefore evaluated on an individual basis in measuring expected credit losses. Expected credit losses are estimated based on historical experience, current conditions and forecasts, if applicable, that affect the collectibility of the reported amount.

Since inception in 1969, CFC has experienced limited defaults and losses as the utility sector generally tends to be less sensitive to changes in the economy than other sectors largely due to the essential nature of the service provided. The losses we have incurred were not tied to economic factors, but rather to distinct operating issues related to each borrower. Given that our borrowers’ creditworthiness, and accordingly our loss experience, has not correlated to specific underlying macroeconomic variables, such as U.S. unemployment rates or gross domestic product (“GDP”) growth, we have not made adjustments to our historical loss rates for any economic forecast. We consider the need, however, to adjust our historical loss information for differences in the specific characteristics of our existing loan portfolio based on an evaluation of relative qualitative factors, such as differences in the composition of our loan portfolio, our underwriting standards, problem loan trends, the quality of our credit review function, as well as changes in the regulatory environment and other pertinent external factors that may impact the amount of future credit losses.

Collective Allowance

We employ a quantitative methodology and a qualitative framework to measure the collective component of our allowance for expected credit losses. The first element in our quantitative methodology involves the segmentation of our loan portfolio into loan pools that share similar risk characteristics. We disaggregate our loan portfolio into segments that reflect the member borrower type, which is based on the utility sector of the borrower because the key operational, infrastructure, regulatory, environmental, customer and financial risks of each sector are similar in nature. Our primary member borrower types consist of CFC electric distribution, CFC electric power supply, CFC statewide and associate, NCSC and RTFC telecommunications. Our portfolio segments align with the sectors generally seen in the utilities industry. We further stratify each portfolio into loan pools based on our internal borrower risk ratings, as our borrower risk ratings provide important information on the collectibility of each of our loan portfolio segments. We then apply loss factors, consisting of the probability of default and loss given default, to the scheduled loan-level amortization amounts over the life of the loans for each of our loan pools. Below we discuss the source and basis for the key inputs, which include borrower risk ratings and the loss factors, in measuring expected credit losses for our loan portfolio.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Borrower Risk Ratings:  We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our internally assigned borrower risk ratings are intended to assess the general creditworthiness of the borrower and probability of default. We use our internal borrower risk ratings, which we map to the equivalent credit ratings by external rating agencies, to differentiate risk within each of our portfolio segments and loan pools. We provide additional information on our borrower risk ratings below in “Note 4—Loans.”

•Probability of Default: The probability of default, or default rate, represents the likelihood that a borrower will default over a particular time horizon. Because of our limited default history, we utilize third-party default data for the utility sector as a proxy to estimate default rates for each of our loan pools. The third-party default data provide historical default rates, based on credit ratings and remaining maturities of outstanding bonds, for the utility sector. Based on the mapping and alignment of our internal borrower risk ratings to equivalent credit ratings provided in the third-party utility default table, we apply the corresponding cumulative default rates to the scheduled amortization amounts over the remaining term of the loans in each of our loan pools.

•Loss Given Default: The loss given default, or loss severity, represents the estimated loss, net of recoveries, on a loan that would be realized in the event of a borrower default. While we utilize third-party default data, we utilize our lifetime historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss severity rates provide a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the investment our member borrowers have in CFC and therefore the collaborative approach we generally take in working with members in the event that a default occurs.

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of May 31, 2021 or at adoption of CECL on June 1, 2020.
Asset-Specific Allowance

We generally consider nonperforming loans as well as loans that have been or are anticipated to be modified under a troubled debt restructuring for individual evaluation given the risk characteristics of such loans. Factors we consider in measuring the extent of expected credit loss include the payment status, the collateral value, the borrower’s financial condition, guarantor support, the probability of collecting scheduled principal and interest payments when due, anticipated modifications of payment structure or term for troubled borrowers, and recoveries if they can be reasonably estimated. We generally measure the expected credit loss as the difference between the amortized cost basis in the loan and the present value of the expected future cash flows from the borrower, which is generally discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent.

Prior Allowance Methodology

Prior to June 1, 2020, the allowance for credit losses was determined based the incurred loss model under which management estimated probable losses inherent in our loan portfolio as of each balance sheet date. We used a probability of default/loss given default methodology in estimating probable losses based on a loss emergence period of five years. We utilized the same portfolio segments, borrower risk-rating framework, third-party default data and internal historical recovery rates under the incurred loss model that we use in determining the allowance based on the current expected credit loss model.

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

Unadvanced loan commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to fund construction work plans and other capital expenditures for periods of up to five years and draw down on the facility over that time. These factors contribute to our expectation that the majority of the unadvanced line of credit loan commitments will expire without being fully drawn upon and that the total unadvanced amount does not necessarily represent future cash funding requirements.

Reserve for Credit Losses—Off-Balance Sheet Credit Exposures

We also maintain a reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. Because our business processes and credit risks associated with our off-balance sheet credit exposures are essentially the same as for our loans, we measure expected credit losses for our off-balance sheet exposures, after adjusting for the probability of funding these exposures. consistent with the methodology used for our funded outstanding exposures. We include the reserve for expected credit losses for our off-balance sheet credit exposures as a component of other liabilities on our consolidated balance sheets.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $8 million, $9 million and $9 million in fiscal years 2021, 2020 and 2019, respectively. The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 1.1: Fixed Assets

	May 31,
(Dollars in thousands)	2021	2020
Building and building equipment	$50,090	$50,087
Furniture and fixtures	6,039	6,015
Computer software and hardware	54,582	49,944
Other	1,048	1,051
Depreciable fixed assets	111,759	107,097
Less: Accumulated depreciation	(66,777)	(59,007)
Net depreciable fixed assets	44,982	48,090
Land	23,796	23,796
Software development in progress	23,104	17,251
Fixed assets, net	$91,882	$89,137

In fiscal year 2020, management made a decision to abandon a project to develop an internal-use loan origination and servicing platform. The project was intended to update our loan platform to provide increased functionality and flexibility and enhance the operational efficiency of our lending, loan servicing and loan accounting processes. As a result of the decision to abandon the project, we wrote off the capitalized amounts related to this project, which were recorded as a component of computer software and hardware and software development in progress, and recognized a non-cash impairment charge of $31 million in the fourth quarter of fiscal year 2020. The impairment charge is reported as a component of other non-interest expense on our consolidated statements of operations.

Foreclosed Assets

Foreclosed assets acquired through our lending activities in satisfaction of indebtedness may be held in operating entities created and controlled by CFC and presented separately in our consolidated balance sheets under foreclosed assets, net. These assets are initially recorded at estimated fair value as of the date of acquisition. Subsequent to acquisition, foreclosed assets not classified as held for sale are evaluated for impairment, and the results of operations and any impairment are reported on our consolidated statements of operations under results of operations of foreclosed assets. When foreclosed assets meet the accounting criteria to be classified as held for sale, they are recorded at the lower of cost or fair value less estimated cost to sell at the date of transfer, with the amount at the date of transfer representing the new cost basis. Subsequent changes are recognized in our consolidated statements of operations under results of operations of foreclosed assets. We also review foreclosed assets classified as held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2021 or May 31, 2020.

Securities Sold Under Repurchase Agreements

We enter into repurchase agreements to sell investment securities. These transactions are accounted for as collateralized financing transactions and are recorded on our consolidated balance sheets as part of short-term borrowings at the amounts at which the securities were sold.

Debt

We report debt at cost net of unamortized issuance costs and discounts or premiums. Issuance costs, discounts and premiums are deferred and amortized into interest expense using the effective interest method or a method approximating the effective interest method over the legal maturity of each bond issue. Short-term borrowings consist of borrowings with an original

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contingent portion of the guarantee liability represents management’s estimate of our exposure to losses within the guarantee portfolio. The methodology used to estimate the contingent guarantee liability is consistent with the methodology used to determine the allowance for credit losses under the CECL model.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss).

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

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting in a statutory tax rate. The federal statutory tax rate for both NCSC and RTFC was 21% for each of fiscal years 2021, 2020 and 2019. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. NCSC had a deferred tax asset of $2 million and $3 million as of May 31, 2021 and 2020, respectively, primarily arising from differences in the accounting and tax treatment for derivatives. We believe that it is more likely than not that the deferred tax assets will be realized through taxable earnings.

New Accounting Standards Adopted in Fiscal Year 2021

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

On June 1, 2020, we adopted Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements on fair value measurements. The adoption of this guidance, which resulted only in certain changes to the fair value measurement disclosures presented in “Note 14—Fair Value Measurement” did not otherwise affect our consolidated financial statements.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

On June 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology for estimating credit losses with an expected loss methodology that is referred to as the CECL model. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term, adjusted as appropriate for estimated prepayments, for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects our estimates of the allowance for credit losses for our loan portfolio and our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. In measuring lifetime expected credit losses, management is required to take into consideration relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of the financial instrument.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted CECL using the modified retrospective approach, which resulted in an increase in our allowance for credit losses for our loan portfolio of $4 million and a corresponding decrease to retained earnings of $4 million recorded as a cumulative-effect adjustment. The impact on the allowance for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. The increase in the allowance for credit losses for our loan portfolio was attributable to the transition to measuring the allowance based on expected credit losses over the remaining contractual term of loans in our portfolio as required under the CECL model, whereas the allowance under the incurred model did not consider the remaining contractual term of our loans. The transition adjustment was primarily driven by an increase in the allowances for CFC distribution and CFC power supply loans, which have a longer remaining contractual term than the estimated loss emergence period of five years we used in estimating probable losses in our loan portfolio under the incurred loss model.

While CECL had no impact on our earnings at adoption on June 1, 2020, subsequent estimates of lifetime expected credit losses for newly recognized loans, unadvanced loan commitments and financial guarantees, as well as changes during the period in our estimate of lifetime expected credit losses for existing financial instruments subject to CECL, are now recognized in earnings. We present the expanded credit quality disclosures required under CECL for financial instruments measured at amortized cost in “Note 4—Loans” and “Note 5—Allowance for Credit Losses.” Amounts in periods prior to our adoption of CECL on June 1, 2020 continue to be reported in accordance with previously applicable U.S. GAAP.

New Accounting Standards Issued But Not Yet Adopted

Reference Rate Reform

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. We expect to apply certain of the practical expedients and are in the process of evaluating the timing and application of those elections. Based on our current assessment, we do not believe that the application of this guidance will have a material impact on our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for fiscal years 2021, 2020 and 2019.

Table 2.1: Interest Income and Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Interest income:
Loans(1)(2)	$1,101,505	$1,129,883	$1,111,061
Investment securities	15,096	21,403	24,609
Total interest income	1,116,601	1,151,286	1,135,670

Interest expense:(3)(4)
Short-term borrowings	14,730	77,995	92,854
Long-term debt	581,292	634,567	647,284
Subordinated debt	106,041	108,527	96,071
Total interest expense	702,063	821,089	836,209

Net interest income	$414,538	$330,197	$299,461
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method.
(2)Includes late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
(3)Includes amortization of debt discounts and debt issuance costs, which are generally deferred and recognized as interest expense over the period to maturity using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized in interest expense immediately as incurred.
(4)Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Based on the nature of the fees, the amount is either recognized immediately as incurred or deferred and recognized in interest expense ratably over the term of the arrangement.

Deferred income reported on our consolidated balance sheets of $51 million and $59 million as of May 31, 2021 and 2020, respectively, consists primarily of deferred loan conversion fees that totaled $45 million and $53 million as of each respective date. Deferred loan conversion fees are recognized in interest income over the remaining period to maturity of loans using the effective interest method.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES

We maintain a portfolio of equity and debt securities. Our debt securities portfolio, which is intended to serve as a supplemental source of liquidity, consists of certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial mortgage-backed securities (“MBS”), foreign government debt securities and other asset-backed securities (“ABS”).

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of May 31, 2021 and 2020.

Table 3.1: Investments in Equity Securities, at Fair Value

	May 31,
(Dollars in thousands)	2021	2020
Equity securities, at fair value:
Farmer Mac—Series A non-cumulative preferred stock	$—	$30,240
Farmer Mac—Series C non-cumulative preferred stock	27,450	25,400
Farmer Mac—Class A common stock	7,652	5,095
Total equity securities, at fair value	$35,102	$60,735

On September 19, 2020, Farmer Mac redeemed all of the outstanding shares of its 5.875% Series A non-cumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. We held 1.2 million shares of Farmer Mac’s Series A non-cumulative preferred stock at an amortized cost of $25 per share as of the redemption date, which was equal to the per-share redemption price.

We recognized net unrealized gains on our equity securities of $4 million for the fiscal year ended May 31, 2021 and net unrealized losses of $2 million for fiscal years ended May 31, 2020 and 2019. These unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 11—Equity—Accumulated Other Comprehensive Income.”

Debt Securities

Pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P Global Inc. (“S&P”) or BBB- or higher by Fitch Ratings Inc. (“Fitch”), are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The following table presents the composition of our investments in trading debt securities and the fair value as of May 31, 2021 and 2020.

Table 3.2: Investments in Debt Securities Trading, at Fair Value

	May 31,
(Dollars in thousands)	2021	2020
Debt securities, at fair value:
Certificates of deposit	$1,501	$5,585
Commercial paper	12,365	—
Corporate debt securities	497,944	253,153
Commercial MBS:
Agency(1)	8,683	7,655
Non-agency	—	3,207
Total commercial MBS	8,683	10,862
U.S. state and municipality debt securities	11,840	8,296
Foreign government debt securities	999	—
Other ABS(2)	42,843	31,504
Total debt securities trading, at fair value	$576,175	$309,400
____________________________
(1)Consists of securities backed by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We received cash proceeds of $6 million on the sale of debt securities at fair value during the year ended May 31, 2021, and recorded realized losses related to the sale of these securities of less than $1 million for the year ended May 31, 2021. We received cash proceeds of $239 million on the sale of debt securities at fair value during the year ended May 31, 2020, and recorded realized gains related to the sale of these securities of $3 million for the year ended May 31, 2020. We did not sell any of our debt investment securities during the year ended May 31, 2019, and therefore have not recorded any realized gains or losses during fiscal year 2019.

We recognized net unrealized losses on our debt securities of $3 million for the year ended May 31, 2021 and net unrealized gains of $8 million for the year ended May 31, 2020. These realized and unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations. For additional information on our investments in debt securities, see “Note 1—Summary of Significant Accounting Policies.”

We also pledge debt securities as collateral under our repurchase agreements. Debt securities with a carrying value of $211 million as of May 31, 2021 were pledged as collateral for securities sold under repurchase agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

We offer loans under secured long-term facilities with terms up to 35 years and line of credit loans. Under secured long-term facilities, borrowers have the option of selecting a fixed or variable rate for a period of one to 35 years for each long-term loan advance. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. Line of credit loans are revolving loan facilities that typically have a variable interest rate and are generally unsecured. Collateral and security requirements for advances on loan commitments are identical to those required at the time of the initial loan approval.

Loans to Members

Loans to members consist of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members and unadvanced loan commitments, by member class and by loan type, as of May 31, 2021 and 2020.

Table 4.1: Loans to Members by Member Class and Loan Type

	May 31,
	2021		2020
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Member class:
CFC:
Distribution	$22,027,423	$9,387,070	$20,769,653	$8,992,457
Power supply	5,154,312	3,970,698	4,731,506	3,409,227
Statewide and associate	106,121	161,340	106,498	153,626
Total CFC	27,287,856	13,519,108	25,607,657	12,555,310
NCSC	706,868	551,125	697,862	551,674
RTFC	420,383	286,806	385,335	281,642
Total loans outstanding(2)	28,415,107	14,357,039	26,690,854	13,388,626
Deferred loan origination costs	11,854	—	11,526	—
Loans to members	$28,426,961	$14,357,039	$26,702,380	$13,388,626

Loan type:
Long-term loans:
Fixed rate	$25,514,766	$—	$24,472,003	$—
Variable rate	658,579	5,771,813	655,704	5,458,676
Total long-term loans	26,173,345	5,771,813	25,127,707	5,458,676
Lines of credit	2,241,762	8,585,226	1,563,147	7,929,950
Total loans outstanding(2)	28,415,107	14,357,039	26,690,854	13,388,626
Deferred loan origination costs	11,854	—	11,526	—
Loans to members	$28,426,961	$14,357,039	$26,702,380	$13,388,626
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Sales

We transfer, from time to time, whole loans and participating interests to third parties. These transfers are made concurrently with the closing of the loan or participation agreement at par value and meet the accounting criteria required for sale accounting. Therefore, we remove the transferred loans or participating interests from our consolidated balance sheets when control has been surrendered and recognize a gain or loss on the sale. We retain a servicing performance obligation on the transferred loans and recognize related servicing fees on an accrual basis over the period for which servicing is provided, as we believe the servicing fee represents adequate compensation. Other than the servicing performance obligation, we have not retained any interest in the loans sold to date. In addition, we have no obligation to repurchase loans that are sold, except in the case of breaches of representations and warranties.

We sold CFC loans, at par for cash, totaling $126 million, $151 million and $35 million in fiscal years 2021, 2020 and 2019, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $27,995 million and $26,306 million as of May 31, 2021 and 2020, respectively, accounted for 99% of total loans outstanding as of both May 31, 2021 and 2020. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The number of borrowers with outstanding loans totaled 892 and 889 as of May 31, 2021 and 2020, respectively, located in 49 states. Texas accounted for the largest number of borrowers in any one state and also the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $4,878 million and $4,222 million as of May 31, 2021 and 2020, respectively, and accounted for approximately 17% and 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $172 million and $181 million as of May 31, 2021 and 2020, respectively, were covered by the Farmer Mac standby repurchase agreement, which slightly reduces our Texas loan exposure.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,182 million and $5,877 million as of May 31, 2021 and 2020, respectively, representing 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2020. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both May 31, 2021 and 2020. As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $512 million and $569 million as of May 31, 2021 and 2020, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $309 million and $314 million as of May 31, 2021 and 2020, respectively, which reduced our exposure to the 20 largest borrowers to 21% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans had been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of May 31, 2021. Our credit exposure is also mitigated by long-term loans guaranteed by the RUS. Guaranteed RUS loans totaled $139 million and $147 million as of May 31, 2021 and 2020, respectively.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by member class, of loans outstanding as of May 31, 2021 and 2020.

Table 4.2: Payment Status of Loans Outstanding

	May 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$22,027,423	$—	$—	$—	$22,027,423	$—
Power supply	5,069,316	3,400	81,596	84,996	5,154,312	228,312
Statewide and associate	106,121	—	—	—	106,121	—
CFC total	27,202,860	3,400	81,596	84,996	27,287,856	228,312
NCSC	706,868	—	—	—	706,868	—
RTFC	420,383	—	—	—	420,383	9,185
Total loans outstanding	$28,330,111	$3,400	$81,596	$84,996	$28,415,107	$237,497

Percentage of total loans	99.70%	0.01%	0.29%	0.30%	100.00%	0.84%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
CFC:
Distribution	$20,769,653	$—	$—	$—	$20,769,653	$—
Power supply	4,731,506	—	—	—	4,731,506	167,708
Statewide and associate	106,498	—	—	—	106,498	—
CFC total	25,607,657	—	—	—	25,607,657	167,708
NCSC	697,862	—	—	—	697,862	—
RTFC	385,335	—	—	—	385,335	—
Total loans outstanding	$26,690,854	$—	$—	$—	$26,690,854	$167,708

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.63%

We had one delinquent loan totaling $85 million as of May 31, 2021 to Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based power supply borrower, which we classified as nonperforming as a result of its bankruptcy filing as described below under “Nonperforming Loans.” Brazos is unable to make scheduled loan payments without approval of the bankruptcy court. We had no delinquent loans as of May 31, 2020. Loans outstanding on nonaccrual status increased $69 million to $237 million as of May 31, 2021, primarily due to the Brazos nonperforming loans. No interest income was recognized on nonaccrual loans for the years ended May 31, 2021 and 2020. See “Nonperforming Loans” below for additional information.

Troubled Debt Restructurings

We did not have any loan modifications that were required to be accounted for as a TDR during the year ended May 31, 2021, nor have we had any TDR loan modifications since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by member class, of these loans as of May 31, 2021 and 2020.

Table 4.3: Trouble Debt Restructurings

	May 31,
	2021			2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
CFC—Distribution	1	$5,379	0.02%	1	$5,756	0.02%
RTFC	1	4,592	0.02	1	5,092	0.02
Total TDR loans	2	$9,971	0.04%	2	$10,848	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,971	0.04%	2	$10,848	0.04%
Total TDR loans	2	$9,971	0.04%	2	$10,848	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

The outstanding TDR loans for CFC and RTFC each relate to the modification of a loan for one borrower that, at the time of the modification, was experiencing financial difficulty. There were no unadvanced commitments related to these loans as of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021 or May 31, 2020. We did not have any TDR loans classified as nonperforming as of May 31, 2021 or May 31, 2020. TDR loans classified as performing as of May 31, 2021 and 2020 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates.

The CFC borrower with the TDR loan also had one line of credit as of May 31, 2021 and two lines of credit as of May 31, 2020. The line of credit facility for $6 million as of both May 31, 2021 and 2020, is restricted for fuel purchases only. There were no outstanding loans under this facility as of May 31, 2021. Outstanding loans under this facility totaled less than $1 million as of May 31, 2020 and were classified as performing. The other line of credit facility for $2 million as of May 31, 2020, was put in place during fiscal year 2019 to provide bridge funding for electric work plan expenditures in anticipation of receiving RUS funding. Outstanding loans under this facility totaled $2 million as of May 31, 2020, and were classified as performing.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by member class, as of May 31, 2021 and 2020.

Table 4.4: Nonperforming Loans

	May 31,
	2021			2020
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$228,312	0.81%	1	$167,708	0.63%
RTFC	2	9,185	0.03	—	—	—
Total nonperforming loans	4	$237,497	0.84%	1	$167,708	0.63%

____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million letters of credit outstanding to Brazos as of May 31, 2021.

Nonperforming loans increased $69 million to $237 million, or 0.84%, of total loans outstanding as of May 31, 2021, from $168 million, or 0.63%, of total loans outstanding as of May 31, 2020, primarily due to our classification of the loans outstanding of $85 million to Brazos, a CFC Texas-based power supply borrower, as nonperforming during fiscal year 2021 as a result of its bankruptcy filing as described below.

During the February 2021 polar vortex that affected Texas and several neighboring states, as the freezing conditions impacted power demand, Brazos had insufficient generation supply and was forced, to purchase power at peak prices to meet the electric demand of its member distribution customers. On March 1, 2021, we were informed that Brazos filed for Chapter 11 bankruptcy protection. In the third quarter of fiscal year 2021, we downgraded Brazos’ borrower risk rating from a rating within the pass category to doubtful, classified its loans outstanding as nonperforming, placed the loans on nonaccrual status, and reversed unpaid interest amounts previously accrued and recognized in interest income. We had loans outstanding to Brazos of $85 million as of May 31, 2021, pursuant to a syndicated Bank of America revolving credit agreement, of which $64 million was unsecured and $21 million was secured based on the set-off provisions of the revolving credit agreement approved by the bankruptcy court. In addition to Brazos, we classified loans outstanding to two affiliated RTFC telecommunications borrowers as nonperforming during fiscal year. Loans outstanding to these RTFC borrowers totaled $9 million as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the syndicated Bank of America revolving credit agreement, in the event of bankruptcy by Brazos, each lending participant is permitted to hold any deposited or investment funds from Brazos, up to the amount of the participant’s exposure to Brazos pursuant to the agreement, for set-off against such exposure to Brazos. The total so held by all participants is required to be shared among the participants in accordance with the pro rata share of each participant in the agreement. As of the bankruptcy filing date, funds on deposit from or invested by Brazos with participating lenders of the agreement, available for set-off against Brazos’ obligations, totaled $124 million. Based on our exposure of $85 million under the $500 million syndicated Bank of America agreement, our pro rata share set-off right is 17%, or approximately $21 million. The set-off rights have been agreed to and confirmed by Brazos and the bankruptcy court. In order to allow Brazos to access such deposited or invested funds, the lenders have been granted adequate protection liens and super-priority claims in an amount equal to the diminution of value of the amount available for set-off.

One loan to another CFC power supply borrower, with an outstanding balance of $143 million and $168 million as of May 31, 2021 and 2020, respectively, accounted for the majority of nonperforming loans as of May 31, 2021, and the entire amount of nonperforming loans as of May 31, 2020. Under the terms of this loan, which matures in December 2026, the amount the borrower is required to pay in 2024 and 2025 may vary, as the payments are contingent on the borrower’s financial performance in those years. Based on our review and assessment of the borrower’s forecast and underlying assumptions provided to us in May 2020, we no longer believed that the future expected cash payments from the borrower through the maturity of the loan in December 2026 would be sufficient to repay the outstanding loan balance. We therefore classified this loan as nonperforming, placed the loan on nonaccrual status and established an asset-specific allowance for credit losses as of May 31, 2020. We received payments from the borrower on this loan during the current year-to-date period, reducing the outstanding balance to $143 million as of May 31, 2021. While the borrower is not in default and was current with respect to required payments on the loan as of May 31, 2021, we have continued to report the loan as nonperforming.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged-off loans. We had no charge-offs during the years ended May 31, 2021, 2020 and 2019. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively. We had one delinquent loan to Brazos totaling $85 million as of May 31, 2021, as Brazos is unable to make scheduled loan payments without approval of the bankruptcy court. We had no delinquent loans as of May 31, 2020.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk-rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agency credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Following is a description of the borrower risk-rating categories.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table 4.5 displays total loans outstanding, by borrower risk-rating category and borrower member class, as of May 31, 2021 and 2020. The borrower risk-rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk-rating category of the subsidiary borrower for purposes of calculating the collective allowance.

In connection with our adoption of CECL, we present term loans outstanding as of May 31, 2021, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2017, and in the aggregate for periods prior to fiscal year 2017. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years. As indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2017 totaled $15,825 million, representing 56% of our total loans outstanding of $28,415 million as of May 31, 2021. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of May 31, 2021, was 18 years.

As discussed above, as a member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. As such, since our inception in 1969 we have had an extended repeat lending and repayment history with substantially all of member borrowers through our various loan programs. Our secured long-term loan commitment facilities typically provide a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. Because our electric utility cooperative borrowers must make substantial annual capital investments to maintain operations and ensure delivery of the essential service provided by electric utilities, they require a continuous inflow of funds to finance infrastructure upgrades and new asset purchases. Due to the funding needs of electric utility cooperatives, a CFC borrower generally has multiple loans outstanding under advances drawn in different years. While the number of borrowers with loans outstanding was 892 borrowers as of May 31, 2021, the number of loans outstanding was 16,575 as of May 31, 2021, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	May 31, 2021
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	May 31, 2020
Pass
CFC:
Distribution	$1,768,491	$1,935,368	$1,227,223	$1,497,479	$1,520,593	$12,654,148	$1,204,797	$21,808,099	$20,643,737
Power supply	568,917	201,122	345,496	252,783	259,358	2,510,572	379,160	4,517,408	4,516,595
Statewide and associate	2,491	22,028	3,686	—	547	23,534	37,975	90,261	90,274
CFC total	2,339,899	2,158,518	1,576,405	1,750,262	1,780,498	15,188,254	1,621,932	26,415,768	25,250,606
NCSC	41,506	241,576	4,379	44,848	14,325	248,127	112,107	706,868	697,862
RTFC	98,797	50,011	12,138	27,356	65,035	131,936	21,333	406,606	371,507
Total pass	2,480,202	2,450,105	1,592,922	1,822,466	1,859,858	15,568,317	1,755,372	27,529,242	26,319,975

Special mention
CFC:
Distribution	5,000	—	5,197	950	—	13,177	195,000	219,324	7,743
Power supply	—	—	—	—	—	29,611	—	29,611	—
Statewide and associate	—	—	5,000	4,000	5,704	1,156	—	15,860	16,224
CFC total	5,000	—	10,197	4,950	5,704	43,944	195,000	264,795	23,967
RTFC	—	—	—	—	—	4,592	—	4,592	8,736
Total special mention	5,000	—	10,197	4,950	5,704	48,536	195,000	269,387	32,703

Substandard
CFC:
Distribution	—	—	—	—	—	—	—	—	118,173
Power supply	23,600	—	85,839	—	—	64,982	204,560	378,981	47,203
CFC total	23,600	—	85,839	—	—	64,982	204,560	378,981	165,376
RTFC	—	—	—	—	—	—	—	—	5,092
Total substandard	23,600	—	85,839	—	—	64,982	204,560	378,981	170,468

Doubtful
CFC:
Power supply	—	—	—	—	—	143,316	84,996	228,312	167,708
CFC total	—	—	—	—	—	143,316	84,996	228,312	167,708
RTFC	—	—	1,411	2,947	2,993	—	1,834	9,185	—
Total doubtful	—	—	1,411	2,947	2,993	143,316	86,830	237,497	167,708
Total criticized loans	28,600	—	97,447	7,897	8,697	256,834	486,390	885,865	370,879
Total loans outstanding	$2,508,802	$2,450,105	$1,690,369	$1,830,363	$1,868,555	$15,825,151	$2,241,762	$28,415,107	$26,690,854

Criticized loans increased $515 million to $886 million as of May 31, 2021, from $371 million as of May 31, 2020, representing approximately 3% and 1% of total loans outstanding as of each respective date. The increase was attributable to increases in loans outstanding in the special mention, substandard and doubtful categories. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts due as of May 31, 2021. As mentioned above, Brazos is unable to make scheduled loan payments without approval of the bankruptcy court.

Special Mention

One CFC electric distribution borrower totaling $219 million accounted for the substantial majority of the special mention loan category amount of $269 million as of May 31, 2021. The CFC electric distribution borrower with loans outstanding of $219 million as of May 31, 2021 was downgraded to special mention in fiscal year 2021, from a rating within the pass category as of May 31, 2020. The downgrade was attributable to an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for reimbursement of the hurricane damage-related restoration costs.

Substandard

Loans outstanding to Rayburn Country Electric Cooperative, Inc. (“Rayburn”), a CFC Texas-based electric power supply borrower, consisted of secured loans of $167 million and unsecured loans of $212 million, which together totaled $379 million as of May 31, 2021, and accounted for the substandard loan category amount of $379 million as of May 31, 2021. Rayburn was downgraded to substandard in fiscal year 2021, from a rating within the pass category as of May 31, 2020. The downgrade was attributable to the significant adverse financial impact from exposure to the elevated power costs during the February 2021 polar vortex.

One CFC electric distribution borrower and its subsidiary with loans totaling $146 million as of May 31, 2021, was upgraded to a risk rating grade in the pass category in fiscal year 2021, from a substandard rating as of May 31, 2020, based on the borrower’s improved financial performance.

Doubtful

The increase in loans outstanding in the doubtful category to $237 million as of May 31, 2021, from $168 million as of May 31, 2020 was attributable to the downgrades in the borrower risk ratings of Brazos and two affiliated RTFC telecommunications borrowers and the classification of loans outstanding to these borrowers of $85 million and $9 million, respectively, as nonperforming as of May 31, 2021, discussed above under “Nonperforming Loans.”

On June 18, 2021, the Texas governor signed into law Senate Bill 1580, the electric cooperative securitization bill, which became effective immediately with the governor’s signature. This bill allows electric cooperatives to securitize extraordinary costs and expenses incurred due to exposure to high power costs during the February 2021 polar vortex, including amounts owed to Electric Reliability Council of Texas (“ERCOT”). Qualifying cooperatives may issue bonds directly or through a special purpose vehicle legal entity. Payments on the bonds are required to be made over a period not to exceed 30 years. The bill also requires that cooperatives that owe ERCOT use all means necessary to securitize the amount owed, calculated according to ERCOT’s protocols in effect during the period of the February 2021 polar vortex, and stipulates that failure to pay such amount may result in being barred from the ERCOT-administered power market by the Public Utility Commission of Texas. While Brazos and Rayburn are eligible to utilize the provisions of this bill, we are currently uncertain whether they will elect to do so.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table displays, by loan type, the available balance under unadvanced loan commitments as of May 31, 2021 and the related maturities in each fiscal year during the five-year period ended May 31, 2026, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.6: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Line of credit loans	$8,585,226	$4,333,891	$1,523,158	$1,169,922	$1,061,235	$378,815	$118,205
Long-term loans	5,771,813	1,140,280	758,417	1,672,458	890,629	1,123,215	186,814
Total	$14,357,039	$5,474,171	$2,281,575	$2,842,380	$1,951,864	$1,502,030	$305,019

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of May 31, 2021, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,772 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,357 million as of May 31, 2021 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,312 million and $10,532 million as of May 31, 2021 and 2020, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,045 million and $2,857 million as of May 31, 2021 and 2020, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit and the related maturities by fiscal year and thereafter, as of May 31, 2021.

Table 4.7: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Committed lines of credit	$3,044,515	$3,423	$1,147,724	$682,998	$926,344	$229,120	$54,906

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledged Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes loans outstanding pledged as collateral to secure our collateral trust bonds, notes payable under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), notes payable under the revolving note purchase agreement with Farmer Mac and Clean Renewable Energy Bonds, and the corresponding debt outstanding as of May 31, 2021 and 2020. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

Table 4.8: Pledged Loans

	May 31,
(Dollars in thousands)	2021	2020
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes pledged	$8,400,293	$8,244,202
RUS-guaranteed loans qualifying as permitted investments	121,679	128,361
Total pledged collateral	$8,521,972	$8,372,563
Collateral trust bonds outstanding	7,422,711	7,422,711

1994 indenture:
Distribution system mortgage notes pledged	$34,924	$39,785
Collateral trust bonds outstanding	30,000	35,000

Guaranteed Underwriter Program:
Distribution and power supply system mortgage notes pledged	$7,150,240	$7,535,931
Notes payable outstanding	6,269,303	6,261,312

Farmer Mac:
Distribution and power supply system mortgage notes pledged	$3,440,307	$3,687,418
Notes payable outstanding	2,977,909	3,059,637

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes pledged	$5,316	$7,269
Cash	394	395
Total pledged collateral	$5,710	$7,664
Notes payable outstanding	4,412	6,068

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR CREDIT LOSSES

Upon adoption of CECL on June 1, 2020, we recorded an increase in our allowance for credit losses for our loan portfolio of $4 million. The impact on the reserve for expected credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees was not material. Additional information on our adoption of CECL is provided in “Note 1—Summary of Significant Accounting Policies.”

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by member class, changes in the allowance for credit losses for our loan portfolio and present the allowance components for the years ended May 31, 2021, 2020 and 2019. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model. The allowance components, which consist of a collective allowance and an asset-specific allowance, are based on the evaluation method used to measure our loans for credit losses. Loans that share similar risk characteristics are evaluated on a collective basis in measuring credit losses, while loans that do not share similar risk characteristics with other loans in our portfolio are evaluated on an individual basis.

Table 5.1: Changes in Allowance for Credit Losses

	Year Ended May 31, 2021
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	3,586	2,034	25	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	11,588	40,061	1,434	53,083	791	3,151	57,025
Provision (benefit) for credit losses	1,838	24,585	(43)	26,380	583	1,544	28,507
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

	Year Ended May 31, 2020
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2019	$7,483	$4,253	$1,384	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for credit losses	519	33,774	25	34,318	(1,201)	2,473	35,590
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125

	Year Ended May 31, 2019
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2018	$7,611	$4,588	$101	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for credit losses	(128)	(335)	1,283	820	(75)	(2,011)	(1,266)
Balance as of May 31, 2019	$7,483	$4,253	$1,384	$13,120	$2,007	$2,408	$17,535

The following tables present, by member class, the components of our allowance for credit losses as of May 31, 2021 and 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Allowance for Credit Losses Components

	May 31, 2021
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,426	$25,104	$1,391	$39,921	$1,374	$1,147	$42,442
Asset-specific allowance(1)	—	39,542	—	39,542	—	3,548	43,090
Total allowance for credit losses	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

Loans outstanding:(2)
Collectively evaluated loans	$22,022,044	$4,926,000	$106,121	$27,054,165	$706,868	$406,606	$28,167,639
Individually evaluated loans(1)	5,379	228,312	—	233,691	—	13,777	247,468
Total loans outstanding	$22,027,423	$5,154,312	$106,121	$27,287,856	$706,868	$420,383	$28,415,107

Allowance ratios:
Collective allowance coverage ratio(3)	0.06%	0.51%	1.31%	0.15%	0.19%	0.28%	0.15%
Asset-specific allowance coverage ratio(4)	—	17.32	—	16.92	—	25.75	17.41
Total allowance coverage ratio(5)	0.06	1.25	1.31	0.29	0.19	1.12	0.30

	May 31, 2020
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$8,002	$4,173	$1,409	$13,584	$806	$3,902	$18,292
Asset-specific allowance	—	33,854	—	33,854	—	979	34,833
Total allowance for credit losses	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125

Loans outstanding:(2)
Collectively evaluated loans	$20,763,897	$4,563,798	$106,498	$25,434,193	$697,862	$380,243	$26,512,298
Individually evaluated loans	5,756	167,708	—	173,464	—	5,092	178,556
Total loans outstanding	$20,769,653	$4,731,506	$106,498	$25,607,657	$697,862	$385,335	$26,690,854

Allowance coverage ratios:
Collective allowance coverage ratio(3)	0.04%	0.09%	1.32%	0.05%	0.12%	1.03%	0.07%
Asset-specific allowance coverage ratio(4)	—	20.19	—	19.52	—	19.23	19.51
Total allowance coverage ratio(5)	0.04	0.80	1.32	0.19	0.12	1.27	0.20
___________________________
(1)In addition, we had less than $1 million letters of credit outstanding to Brazos, for which the reserve is included in the asset-specific allowance as of May 31, 2021.
(2)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million and $11 million as of May 31, 2021 and 2020, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)Calculated based on the collective allowance component at period-end divided by collectively evaluated loans outstanding at period-end.
(4)Calculated based on the asset-specific allowance component at period-end divided by individually evaluated loans outstanding at period-end.
(5)Calculated based on the total allowance for credit losses at period-end divided by total loans outstanding at period-end.

The allowance for credit losses increased $32 million to $86 million as of May 31, 2021, and the allowance coverage ratio increased to 0.30%. Of the $32 million increase in the allowance, $24 million was attributable to the collective allowance and $8 million was attributable to the asset-specific allowance.

The increase in the collective allowance of $24 million was primarily driven by the risk-rating downgrade of Rayburn Country Electric Cooperative, Inc. (“Rayburn”), a CFC Texas-based power supply borrower with loans outstanding of $379 million as of May 31, 2021, from a pass rating to a criticized rating in fiscal year 2021 coupled with a decrease we made in the recovery rate assumption for power supply loans during fiscal year 2021 and the addition to the collective allowance of $4 million upon our adoption of CECL on June 1, 2020.

The increase in the asset-specific allowance of $8 million was primarily driven by the risk-rating downgrade of Brazos, a CFC Texas-based power supply borrower, in fiscal year 2021 and the classification of Brazos’ loans outstanding, which totaled $85 million as of May 31, 2021, as nonperforming due to the bankruptcy filing by Brazos as discussed above in “Note 4—Loans.”

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

Table 5.3: Individually Impaired Loans—Incurred Loss Model

	May 31, 2020
(Dollars in thousands)	Recorded Investment	Related Allowance	With Specific Allowance	With No Specific Allowance
Individually impaired loans:
CFC	$173,464	$33,854	$167,708	$5,756
RTFC	5,092	979	5,092	—
Total	$178,556	$34,833	$172,800	$5,756

The following tables present, by company, the components of our recorded investment and interest income recognized for the years ended May 31, 2020 and 2019.

Table 5.4: Average Recorded Investment and Interest Income Recognized on Individually Impaired Loans—Incurred Loss Model

	Year Ended May 31,		Year Ended May 31,
	2020	2019	2020	2019
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$11,834	$6,322	$568	$553
RTFC	5,361	5,861	268	293
Total impaired loans	$17,195	$12,183	$836	$846

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our “reserve for credit losses” because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both May 31, 2021 and 2020.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,582 million and accounted for 17% of total debt outstanding as of May 31, 2021, compared with $3,962 million, or 15% of total debt outstanding, as of May 31, 2020. The following table provides comparative information on our short-term borrowings and weighted-average interest rates as of May 31, 2021 and 2020.

Table 6.1: Short-Term Borrowings Sources and Weighted-Average Interest Rates

	May 31,
	2021		2020
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$894,977	0.16%	$—	—%
Commercial paper sold directly to members, at par	1,124,607	0.14	1,318,566	0.34
Total commercial paper	2,019,584	0.15	1,318,566	0.34
Select notes to members	1,539,150	0.30	1,597,959	0.75
Daily liquidity fund notes	460,556	0.08	508,618	0.10
Medium-term notes sold to members	362,691	0.42	286,842	1.64
Farmer Mac notes payable (1)	—	—	250,000	1.06
Securities sold under repurchase agreements	200,115	0.30	—	—
Total short-term borrowings	$4,582,096	0.22	$3,961,985	0.62
___________________________
(1)Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also enter into repurchase agreements to sell investment securities. These transactions are accounted for as collateralized borrowings. On May 25, 2021, we borrowed $200 million under a securities repurchase agreement and pledged as collateral investment securities classified as trading, the fair value of which was $211 million as of May 31, 2021. We repurchased these securities on June 2, 2021.

Committed Bank Revolving Line of Credit Agreements

The total commitment amount under our committed bank revolving line of credit agreements was $2,725 million as of both May 31, 2021 and 2020. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. The following table presents the amount available for access under our bank revolving line of credit agreements as of May 31, 2021 and 2020.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	May 31,
	2021			2020
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
3-year agreement	$1,315	$—	$1,315	$1,315	$—	$1,315	November 28, 2022	7.5 bps
5-year agreement	1,410	3	1,407	1,410	3	1,407	November 28, 2023	10 bps
Total	$2,725	$3	$2,722	$2,725	$3	$2,722
___________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On June 7, 2021, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2024 and November 28, 2025, respectively, and to terminate certain bank commitments totaling $70 million under the three-year agreement and $55 million under the five-year agreement. As a result, the total commitment amount under the three-year facility and the five-year facility is $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million.

As indicated in the table above we had no borrowings outstanding under our committed bank revolving line of credit agreements as of May 31, 2021 and 2020. We were in compliance with all covenants and conditions under the agreements as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt product type, and the weighted-average interest rate and maturity date for each debt product type, as of May 31, 2021 and 2020. Long-term debt outstanding totaled $20,603 million and accounted for 75% of total debt outstanding as of May 31, 2021, compared with $19,712 million and 76% of total debt outstanding as of May 31, 2020. Long-term debt with fixed- and variable-rate accounted for 89% and 11%, respectively, of our total long-term debt outstanding as of May 31, 2021, compared with 86% and 14%, respectively, of our total long-term debt outstanding as of May 31, 2020.

Table 7.1: Long-Term Debt—Debt Product Types and Weighted-Average Interest Rates

	May 31,
	2021			2020
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity Date	Amount	Weighted- Average Interest Rate	Maturity Date
Secured long-term debt:
Collateral trust bonds	$7,452,711	3.15%	2022-2049	$7,457,711	3.23%	2020-2049
Unamortized discount	(227,046)			(236,461)
Debt issuance costs	(33,721)			(32,697)
Total collateral trust bonds	7,191,944			7,188,553
Guaranteed Underwriter Program notes payable	6,269,303	2.76	2025-2041	6,261,312	2.74	2025-2040
Farmer Mac notes payable	2,977,909	1.68	2021-2049	2,809,637	2.07	2020-2049
Other secured notes payable	4,412	3.14	2021-2023	6,068	2.69	2020-2023
Debt issuance costs	(22)			(117)
Total other secured notes payable	4,390			5,951
Total secured notes payable	9,251,602			9,076,900	2.53
Total secured long-term debt	16,443,546	2.74		16,265,453	2.85
Unsecured long-term debt:
Medium-term notes sold through dealers	3,943,728	2.31	2021-2032	3,086,733	3.34	2020-2032
Medium-term notes sold to members	232,346	2.61	2021-2037	372,117	2.85	2020-2037
Subtotal medium-term notes	4,176,074	—		3,458,850	3.29
Unamortized discount	(2,307)			(997)
Debt issuance costs	(18,036)			(16,943)
Total unsecured medium-term notes	4,155,731			3,440,910
Unsecured notes payable	3,886	—	2021-2023	5,794	—	2020-2023
Unamortized discount	(35)			(107)
Debt issuance costs	(5)			(26)
Total unsecured notes payable	3,846			5,661
Total unsecured long-term debt	4,159,577	2.33		3,446,571	3.29
Total long-term debt	$20,603,123	2.66		$19,712,024	2.92

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2021 and thereafter.

Table 7.2: Long-Term Debt—Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Maturity Amount	Weighted-Average Interest Rate
2022	$2,597,519	1.81%
2023	1,843,775	1.65
2024	1,652,300	2.18
2025	842,377	2.76
2026	2,428,251	2.86
Thereafter	11,520,073	3.03
Total	$20,884,295	2.66

Secured Debt

Long-term secured debt of $16,444 million and $16,265 million as of May 31, 2021 and 2020, respectively, represented 80% and 83% of total long-term debt outstanding as of each respective date. The increase in long-term secured debt of $179 million for the year ended May 31, 2021 was primarily attributable to advances under the Farmer Mac revolving note purchase agreement. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. We believe we were in compliance with all covenants and conditions under our debt indentures as of May 31, 2021 and 2020. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.

Collateral trust bonds outstanding increased $3 million to $7,192 million as of May 31, 2021. In June 2020, we redeemed $400 million outstanding principal amount of our 2.35% collateral trust bonds due June 15, 2020. In October 2020, we redeemed $350 million outstanding principal amount of our 2.30% collateral trust bonds, due November 1, 2020. On October 8, 2020, we issued $400 million aggregate principal amount of 1.35% sustainability collateral trust bonds due March 15, 2031. On February 8, 2021, we issued $350 million aggregate principal amount of 1.65% collateral trust bonds due June 15, 2031.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program increased $8 million to $6,269 million as of May 31, 2021. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On November 19, 2020, we closed on a $375 million committed loan facility (“Series R”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2025. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We borrowed $300 million and redeemed $150 million of notes payable outstanding under the Guaranteed Underwriter Program during the year ended May 31, 2021. We had up to $975 million available for access under the Guaranteed Underwriter Program as of May 31, 2021.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac, at any time, subject to market conditions. On May 20, 2021, we amended our revolving note purchase agreement with Farmer Mac to automatically extend the draw period from January 11, 2022 to June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $2,978 million of long-term debt as of May 31, 2021. We advanced notes payable totaling $500 million under the Farmer Mac Note purchase agreement during the year ended May 31, 2021. The amount available for borrowing totaled $2,522 million as of May 31, 2021.

Unsecured Debt

Long-term unsecured debt of $4,160 million and $3,447 million as of May 31, 2021 and 2020, respectively, represented 20% and 17% of total long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $712 million for the year ended May 31, 2021 was primarily attributable to dealer medium-term notes issuances.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On February 8, 2021, we issued $500 million aggregate principal amount of 0.35% dealer medium-term notes due February 8, 2024. On February 16, 2021, we issued $250 million aggregate principal amount of 3-month LIBOR dealer medium-term notes due February 16, 2023. On February 24, 2021, we issued $600 million aggregate principal amount of 1.00% dealer medium-term notes due June 15, 2026. On February 24, 2021, we also issued $75 million aggregate principal amount of 0.25% dealer medium-term notes due February 24, 2023.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. Our 4.75% and 5.25% subordinated debt due 2043 and 2046, respectively, was issued for a term of up to 30 years, pays interest semi-annually, may be called at par after 10 years, converts to a variable rate after 10 years and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years. Our 5.50% subordinated debt due 2064 was issued for a term of up to 45 years, pays interest quarterly, may be called at par after five years and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 40 consecutive quarterly periods. To date, we have not exercised our right to defer interest payments.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by issuance, subordinated deferrable debt outstanding and the weighted-average interest rates as of May 31, 2021 and 2020.

Table 8.1: Subordinated Deferrable Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2021		2020		Maturity and Call Dates
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate	Term in Years	Maturity	Call Date
Issuances of subordinated notes:
4.75% issuance 2013	$400,000	4.75%	$400,000	4.75%	30	2043	April 30, 2023
5.25% issuance 2016	350,000	5.25	350,000	5.25	30	2046	April 20, 2026
5.50% issuance 2019	250,000	5.50	250,000	5.50	45	2064	May 15, 2024
Total aggregate principal amount	1,000,000		1,000,000
Debt issuance costs	(13,685)		(13,881)
Total subordinated deferrable debt	$986,315	5.11	$986,119	5.11

NOTE 9—MEMBERS’ SUBORDINATED CERTIFICATES

Membership Subordinated Certificates

Prior to June 2009, CFC members were required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually. No requirement to purchase membership certificates has existed for NCSC or RTFC members.

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

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing, unsecured obligations of CFC, which are subordinate to all existing and future senior and subordinated indebtedness of CFC held by

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-members of CFC, but rank proportionally to our member subordinated certificates. Member capital securities mature 30 years from the date of issuance, typically pay interest at 5% and are callable at par at our option 10 years from the date of issuance and anytime thereafter. The interest rate for new member capital securities issuance is set at the time of issuance. These securities represent voluntary investments in CFC by the members. The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2021 and 2020.

Table 9.1: Members’ Subordinated Certificates Outstanding and Weighted-Average Interest Rates

	May 31,
	2021		2020
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2021 through 2119	$628,582		$630,467
Subscribed and unissued (1)	12		16
Total membership subordinated certificates	628,594	4.95%	630,483	4.95%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2047	223,067		280,372
Non-interest-bearing loan subordinated certificates maturing through 2047	132,203		144,258
Subscribed and unissued (1)	45		45
Total loan subordinated certificates	355,315	2.61	424,675	2.71
Interest-bearing guarantee subordinated certificates maturing through 2044	31,581		43,700
Non-interest-bearing guarantee subordinated certificates maturing through 2037	—		14,590
Total guarantee subordinated certificates	31,581	6.06	58,290	4.43
Total loan and guarantee subordinated certificates	386,896	2.89	482,965	2.92
Member capital securities:
Securities maturing through 2050	239,170	5.00	226,170	5.00
Total members’ subordinated certificates	$1,254,660	4.32	$1,339,618	4.22
___________________________
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 56 years as of both May 31, 2021 and 2020. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years subsequent to May 31, 2021 and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.2: Members’ Subordinated Certificate Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2022	$6,879	2.64%
2023	18,820	3.87
2024	10,635	2.46
2025	10,458	2.87
2026	55,073	2.88
Thereafter	1,152,739	4.44
Total	$1,254,604	4.32
___________________________
(1)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $190 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $13 million in fiscal year 2021 and represented 7% of amortizing loan subordinated certificates outstanding.

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

Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of May 31, 2021 and 2020. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 10.1: Derivative Notional Amount and Weighted-Average Rates

	May 31,
	2021			2020
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,579,516	2.65%	0.20%	$6,604,808	2.78%	0.88%
Receive-fixed swaps	2,399,000	0.92	2.80	2,699,000	1.54	2.75
Subtotal	8,978,516	2.19	0.89	9,303,808	2.42	1.42
Forward pay-fixed swaps	—			3,000
Total interest rate swaps	$8,978,516			$9,306,808

The following table presents the maturities, based on the notional amount of our interest rate swaps as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.2: Derivative Notional Amount Maturities

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Interest rate swaps	$8,978,516	$735,554	$558,159	$643,849	$100,000	$798,822	$6,142,132

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of May 31, 2021 and 2020.

Table 10.3: Derivative Assets and Liabilities at Fair Value

	May 31,
	2021		2020
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount(1)
Derivative assets:
Interest rate swaps	$121,259	$2,560,618	$173,195	$2,699,000

Derivative liabilities:
Interest rate swaps	$584,989	$6,417,898	$1,258,459	$6,607,808
____________________________
(1) The notional amount includes $3 million notional amount of forward starting swaps, as shown above in Table 10.1: Derivative Notional Amount and Weighted Average Rates, with an effective start date of June 5, 2020, outstanding as of May 31, 2020. The fair value of these swaps as of May 31, 2020 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, in “Note 1—Summary of Significant Accounting Policies,” we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2021 and 2020, and provides information on the impact of netting provisions and collateral pledged, if any.

Table 10.4: Derivative Gross and Net Amounts

	May 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$121,259	$—	$121,259	$121,259	$—	$—
Derivative liabilities:
Interest rate swaps	584,989	—	584,989	121,259	—	463,730

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2020
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$173,195	$—	$173,195	$173,195	$—	$—
Derivative liabilities:
Interest rate swaps	1,258,459	—	1,258,459	173,195	—	1,085,264

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for fiscal years 2021, 2020 and 2019. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 10.5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2021	2020	2019
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(115,645)	$(55,873)	$(43,611)
Derivative forward value gains (losses)	621,946	(734,278)	(319,730)
Derivative gains (losses)	$506,301	$(790,151)	$(363,341)

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

On March 5, 2021, S&P downgraded our senior unsecured credit ratings from A to A- with a negative outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2021. Moody’s and Fitch had our ratings on stable outlook as of May 31, 2021. S&P had our ratings on negative outlook as of May 31, 2021. As of the date of the filing of this Report, no action has been taken by Moody’s and Fitch on our ratings. The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 10.6: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$41,080	$(8,168)	$—	$(8,168)
Falls below Baa1/BBB+	6,031,373	(304,922)	—	(304,922)
Falls to or below Baa2/BBB (2)	407,712	(14,835)	—	(14,835)
Total	$6,480,165	$(327,925)	$—	$(327,925)
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $222 million as of May 31, 2021. These swaps were in an unrealized loss position of $22 million as of May 31, 2021.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% and 25% of the total outstanding notional amount of derivatives as of May 31, 2021 and 2020, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $344 million as of May 31, 2021.

NOTE 11—EQUITY
Total equity increased $751 million to $1,400 million as of May 31, 2021, attributable to the combined impact of our reported net income of $814 million for the year ended May 31, 2021, which was partially offset by the retirement of patronage capital of $60 million authorized by the CFC Board of Directors in July 2020 and paid to members in September 2020, and a decrease to retained earnings of $4 million from the cumulative-effect adjustment recorded at adoption of the CECL accounting standard on June 1, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 11.1: Equity

	May 31,
(Dollars in thousands)	2021	2020
Membership fees	$968	$969
Educational fund	2,157	2,224
Total membership fees and educational fund	3,125	3,193
Patronage capital allocated	923,970	894,066
Members’ capital reserve	909,749	807,320
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(1,079,739)	(348,965)
Current-year derivative forward value gains (losses)(1)	618,577	(730,774)
Current year-end cumulative derivative forward value losses	(461,162)	(1,079,739)
Other unallocated net income	(709)	3,191
Unallocated net loss	(461,871)	(1,076,548)
CFC retained equity	1,374,973	628,031
Accumulated other comprehensive loss	(25)	(1,910)
Total CFC equity	1,374,948	626,121
Noncontrolling interests	24,931	22,701
Total equity	$1,399,879	$648,822
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities NCSC and RTFC. See “Note 16—Business Segments” for the statements of operations for CFC.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2021, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2021 to the cooperative educational fund. In July 2021, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2021 as follows: $90 million to members in the form of patronage capital and $102 million to the members’ capital reserve. In July 2021, the CFC Board of Directors also authorized the retirement of patronage capital totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021 and $13 million represented the portion of the allocation from net earnings for fiscal year 1996 that has been held for 25 years pursuant to the CFC Board of Directors’ policy.

We expect to return the authorized patronage capital retirement amount of $58 million to members in cash in the second quarter of fiscal year 2022. The remaining portion of the patronage capital allocation for fiscal year 2021 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2020, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2020 to the cooperative educational fund. In July 2020 the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2020 as follows: $96 million to members in the form of patronage capital and $48 million to the members’ capital reserve. In July 2020, the CFC Board of Directors also authorized the retirement of patronage capital totaling $60 million, of which $48 million represented 50% of the patronage capital allocation for fiscal year 2020 and $12 million represented the portion of the allocation from net earnings for fiscal year 1995 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2020. The remaining portion of the patronage capital allocation for fiscal year 2020 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

Allocation of Net Earnings and Retirement of Patronage Capital—RTFC

In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, to a cooperative educational fund and to a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1% of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20% of its annual

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocation, if any, to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the RTFC Board of Directors, taking into consideration RTFC’s financial condition.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the years ended May 31, 2021 and 2020 and the balance of each component as of the end of each respective period.

Table 11.2: Changes in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31, 2021
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plan Unrealized Losses (2)	Total
Beginning balance	$2,130	$(4,040)	$(1,910)
Gains reclassified into earnings	(412)	—	(412)
Defined benefit plan adjustments	—	2,297	2,297
Other comprehensive loss	(412)	2,297	1,885
Ending balance	$1,718	$(1,743)	$(25)

	Year Ended May 31, 2020
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Defined Benefit Plan Unrealized Losses (2)	Total
Beginning balance	$2,571	$(2,718)	$(147)
Gains reclassified into earnings	(441)	—	(441)
Defined benefit plan adjustments	—	(1,322)	(1,322)
Other comprehensive loss	(441)	(1,322)	(1,763)
Ending balance	$2,130	$(4,040)	$(1,910)
____________________________
(1) Reclassified to earnings as a component of the derivative gains (losses) line item presented on our consolidated statements of operations.
(2) Reclassified to earnings as a component of the other non-interest expense line item presented on our consolidated statements of operations.

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

The risks of participating in the multiple-employer plan are different from the risks of single-employer plans due to the following characteristics of the plan:

•Assets contributed to the multiple-employer plan by one participating employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If CFC chooses to stop participating in the plan, CFC may be required to pay a withdrawal liability representing an amount based on the underfunded status of the plan.

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). Based on the PPA target and PPA actuarial value of the plan assets, it was more than 80% funded as of January 1, 2021, 2020 and 2019. We made contributions to the Retirement Security Plan of $4 million, $5 million and $5 million in fiscal years 2021, 2020 and 2019, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Pension Restoration Plan

The Pension Restoration Plan (“PRP”) is a nonqualified defined benefit plan established to provide supplemental benefits to certain eligible employees whose compensation exceeds the Internal Revenue Service (“IRS”) limits for the qualified Retirement Security Plan. The PRP restores the value of the Retirement Security Plan for eligible officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The limit was $290,000 for calendar year 2021. The PRP, which is administered by NRECA, was frozen as of December 31, 2014.

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

There were two executive officers who were participants in this plan. Both have satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the PRP, we will make

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions of any earned benefit from the plan to each of the executive officers included in the plan and the distributions will be credited back to us by NRECA. Accordingly, the distributions have no impact on our consolidated financial statements.

Executive Benefit Restoration Plan

NRECA restricted additional participation in the PRP in December 2014. We therefore adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. This plan included five and seven participants as of May 31, 2021 and 2020, respectively.

We recognized net periodic pension expense for this plan of approximately $2 million, $2 million and $1 million in fiscal years 2021, 2020 and 2019, respectively. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, decreased to $5 million as of May 31, 2021 from $7 million as of May 31, 2021 and 2020, respectively. The decrease in the projected benefit obligation was primarily due to lump-sum settlement payments to plan participants who became fully vested during the year. CFC made contributions to the plan of $1 million and $2 million in fiscal years 2021 and 2020, respectively, for lump-sum settlement payments to fully-vested participants of $1 million and $2 million in each respective year. There were no lump-sum settlement payments made in fiscal year 2019. Unrecognized pension costs recorded in accumulated other comprehensive income decreased to $2 million as of May 31, 2021, from $4 million as of May 31, 2020, largely due to the lump-sum payments to fully-vested plan participants. We expect to amortize less than $1 million of the unrecognized pension costs as a component of our net periodic pension benefit expense in fiscal year 2022.

As a result of the settlement payments in fiscal year 2021 and 2020, we recognized a combined settlement and curtailment loss of approximately $1 million in fiscal year 2021 and a settlement loss of approximately $1 million in fiscal year 2020. The curtailment and settlements losses are recorded as a component of non-interest expense on our consolidated statements of operations.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximately $1 million to the plan in each of fiscal years 2021, 2020 and 2019.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of May 31, 2021 and 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Guarantees Outstanding by Type and Member Class

	May 31,
(Dollars in thousands)	2021	2020
Guarantee type:
Long-term tax-exempt bonds(1)	$145,025	$263,875
Letters of credit(2)	389,735	413,839
Other guarantees	154,320	143,072
Total	$689,080	$820,786

Member class:
CFC:
Distribution	$251,023	$266,301
Power supply	415,984	538,532
Statewide and associate(3)	5,523	5,954
CFC total	672,530	810,787
NCSC	16,550	9,999
RTFC	—	—
Total	$689,080	$820,786
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both May 31, 2021 and 2020.

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

Long-term tax-exempt bonds of $145 million and $264 million as of May 31, 2021 and 2020, respectively, included $145 million and $244 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $390 million and $414 million as of May 31, 2021 and 2020, respectively, $104 million and $106 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of May 31, 2021. The maturities for the outstanding letters of credit as of May 31, 2021 extend through calendar year 2040. In March 2021, subsequent to Brazos’ bankruptcy filing, we had draws totaling $3 million on the letters of credit for Brazos. With the exception of Brazos, we were not required to perform pursuant to any of our guarantee obligations during fiscal year 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2021, we may be required to issue up to an additional $64 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2021. Prior to issuing a letter of credit, we would confirm there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $154 million and $143 million as of May 31, 2021 and 2020, respectively, of which $25 million was secured as of both May 31, 2021 and 2020. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $415 million and $426 million and represented 60% and 52% of total guarantees as of May 31, 2021 and 2020, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $145 million of variable-rate tax-exempt bonds as of May 31, 2021, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during fiscal years 2021, 2020 or 2019.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $10 million and $11 million as of May 31, 2021 and 2020, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003, was $9 million and $10 million as of May 31, 2021 and 2020, respectively. The contingent guarantee liability, which is based on management’s estimate of exposure to losses within our guarantee portfolio, was $1 million as of both May 31, 2021 and 2020.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2021 and thereafter:

Table 13.2: Guarantees Outstanding Maturities

(Dollars in thousands)	Amount Maturing
2022	$219,647
2023	26,825
2024	52,750
2025	90,964
2026	157,362
Thereafter	141,532
Total	$689,080

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of May 31, 2021 and 2020. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 14.1: Fair Value of Financial Instruments

	May 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,063	$295,063	$295,063	$—	$—
Restricted cash	8,298	8,298	8,298	—	—
Equity securities, at fair value	35,102	35,102	35,102	—	—
Debt securities trading, at fair value	576,175	576,175	—	576,175	—
Deferred compensation investments	7,222	7,222	7,222	—	—
Loans to members, net	28,341,429	29,967,692	—	—	29,967,692
Accrued interest receivable	107,856	107,856	—	107,856	—
Derivative assets	121,259	121,259	—	121,259	—
Total financial assets	$29,492,404	$31,118,667	$345,685	$805,290	$29,967,692

Liabilities:
Short-term borrowings	$4,582,096	$4,582,329	$—	$4,582,329	$—
Long-term debt	20,603,123	21,799,736	—	12,476,073	9,323,663
Accrued interest payable	123,672	123,672	—	123,672	—
Guarantee liability	10,041	10,841	—	—	10,841
Derivative liabilities	584,989	584,989	—	584,989	—
Subordinated deferrable debt	986,315	1,062,748	265,200	797,548	—
Members’ subordinated certificates	1,254,660	1,254,660	—	—	1,254,660
Total financial liabilities	$28,144,896	$29,418,975	$265,200	$18,564,611	$10,589,164

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2020		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$671,372	$671,372	$671,372	$—	$—
Restricted cash	8,647	8,647	8,647	—	—
Equity securities, at fair value	60,735	60,735	60,735	—	—
Debt securities trading, at fair value	309,400	309,400	—	309,400	—
Deferred compensation investments	5,496	5,496	5,496	—	—
Loans to members, net	26,649,255	29,252,065	—	—	29,252,065
Accrued interest receivable	117,138	117,138	—	117,138	—
Debt service reserve funds	14,591	14,591	14,591	—	—
Derivative assets	173,195	173,195	—	173,195	—
Total financial assets	$28,009,829	$30,612,639	$760,841	$599,733	$29,252,065

Liabilities:
Short-term borrowings	$3,961,985	$3,963,164	$—	$3,713,164	$250,000
Long-term debt	19,712,024	21,826,337	—	11,981,580	9,844,757
Accrued interest payable	139,619	139,619	—	139,619	—
Guarantee liability	10,937	11,948	—	—	11,948
Derivative liabilities	1,258,459	1,258,459	—	1,258,459	—
Subordinated deferrable debt	986,119	1,030,108	—	1,030,108	—
Members’ subordinated certificates	1,339,618	1,339,618	—	—	1,339,618
Total financial liabilities	$27,408,761	$29,569,253	$—	$18,122,930	$11,446,323

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

The fair value of loans with different risk characteristics, specifically nonperforming and restructured loans, is estimated using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See below for information on how we estimate the fair value of certain individually evaluated loans.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the fiscal years ended May 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2021 and 2020, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the years ended May 31, 2021 and 2020.

Table 14.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,
	2021			2020
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$35,102	$—	$35,102	$60,735	$—	$60,735
Debt securities trading, at fair value	—	576,175	576,175	—	309,400	309,400
Deferred compensation investments	7,222	—	7,222	5,496	—	5,496
Derivative assets	—	121,259	121,259	—	173,195	173,195

Liabilities:
Derivative liabilities	—	584,989	584,989	—	1,258,459	1,258,459

Below is a description of the valuation techniques we use to estimate fair value of our financial assets and liabilities recorded at fair value on a recurring basis, the significant inputs used in those techniques, if applicable, and the classification within the fair value hierarchy.

Equity Securities

Our investments in equity securities consist of investments in Farmer Mac Class A common stock and Series C preferred stock. These securities are reported at fair value in our consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. That stock exchange with respect to Farmer Mac Class A common stock is an active market based on the volume of shares transacted. Fair values for these securities are classified within Level 1 of the fair value hierarchy.

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial MBS, foreign government debt securities and other ABS and were classified as trading as of May 31, 2021. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses using

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant observable market where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

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

Derivative Instruments

Our derivatives primarily consist of OTC interest rate swaps. All of our swap agreements are subject to master netting agreements. There is not an active secondary market for the types of interest rate swaps we use. We determine the fair value of our derivatives using models that incorporate observable market inputs, such as spot LIBOR rates, Eurodollar futures contracts and market swap rates. These inputs can vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. The impact of counterparty nonperformance risk is considered when measuring the fair value of derivative assets. Internal pricing is compared against additional pricing sources, such as external valuation agents and other sources. Pricing variances among different pricing sources are analyzed and validated. The technique for determining the fair value for our interest rate swaps is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis as of and during the fiscal year ended May 31, 2021. We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of and during the fiscal year ended May 31, 2020.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $9 million as of May 31, 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was $6 million as of May 31, 2021. As a result, we recorded a nonrecurring fair value adjustment for these loans of $3 million for the year ended May 31, 2021.

Significant Unobservable Level 3 Inputs

We employ various approaches and techniques to estimate the fair value of loans where we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, including estimated cash flows from the collateral, valuations obtained from third-party specialists and comparable sales data. The technique depends on the nature of the collateral and the extent to which observable inputs are available. Our Credit Risk Management group reviews the valuation technique, including the use of any significant inputs that are not readily observable by market participants, to assess the appropriateness of the technique and the reasonableness of the assumptions involved. The estimated fair value of $6 million as of May 31, 2021 for the two affiliated RTFC nonperforming collateral-dependent loans totaling $9 million as of May 31, 2021 was derived primarily based on the lower end of limited publicly available sales data for the underlying FCC spectrum licenses collateral.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—VARIABLE INTEREST ENTITIES

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of May 31, 2021 and 2020.

Table 15.1: Consolidated Assets and Liabilities of Variable Interest Entities

	May 31,
(Dollars in thousands)	2021	2020
Assets:
Loans outstanding	$1,127,251	$1,083,197
Other assets	11,343	11,352
Total assets	$1,138,594	$1,094,549

Liabilities:
Total liabilities	$30,187	$38,803

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and potential exposure to loss under these commitments as of May 31, 2021 and 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 15.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

	May 31,
(Dollars in thousands)	2021	2020
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,107,185	1,062,103
Credit enhancements:
CFC third-party guarantees	16,550	9,999
Other credit enhancements	8,386	11,755
Total credit enhancements(2)	24,936	21,754
Total outstanding commitments	1,132,121	1,083,857
CFC credit commitments available(3)	$4,367,879	$4,416,143
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period-end.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $25 million. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 16—BUSINESS SEGMENTS

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

Our activities are conducted through three operating segments that are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately, while we aggregate NCSC and RTFC and report combined segment information for these entities. CFC is the primary source of funding to NCSC. CFC is the sole source of funding to RTFC. Pursuant to a guarantee agreement, CFC has agreed to indemnify NCSC and RTFC for loan losses. The loan loss allowance at NCSC and RTFC is offset by a guarantee receivable from CFC. The following tables display segment results for the years ended May 31, 2021, 2020 and 2019, and assets attributable to each segment as of May 31, 2021 and 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.1: Business Segment Information

	Year Ended May 31, 2021
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,108,543	$43,632	$(35,574)	$1,116,601
Interest expense	(702,063)	(35,574)	35,574	(702,063)
Net interest income	406,480	8,058	—	414,538
Provision for credit losses	(28,507)	—	—	(28,507)
Net interest income after provision for credit losses	377,973	8,058	—	386,031
Non-interest income:
Fee and other income	23,732	2,800	(7,603)	18,929
Derivative gains:
Derivative cash settlements interest expense	(113,951)	(1,694)	—	(115,645)
Derivative forward value gains	618,578	3,368	—	621,946
Derivative gains	504,627	1,674	—	506,301
Investment securities gains	1,495	—	—	1,495
Total non-interest income	529,854	4,474	(7,603)	526,725
Non-interest expense:
General and administrative expenses	(93,085)	(7,849)	6,229	(94,705)
Losses on early extinguishment of debt	(1,456)	—	—	(1,456)
Other non-interest expense	(1,619)	(1,374)	1,374	(1,619)
Total non-interest expense	(96,160)	(9,223)	7,603	(97,780)
Income before income taxes	811,667	3,309	—	814,976
Income tax provision	—	(998)	—	(998)
Net income	$811,667	$2,311	$—	$813,978

	May 31, 2021
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$28,395,040	$1,127,251	$(1,107,184)	$28,415,107
Deferred loan origination costs	11,854	—	—	11,854
Loans to members	28,406,894	1,127,251	(1,107,184)	28,426,961
Less: Allowance for credit losses	(85,532)	—	—	(85,532)
Loans to members, net	28,321,362	1,127,251	(1,107,184)	28,341,429
Other assets	1,285,591	100,298	(88,955)	1,296,934
Total assets	$29,606,953	$1,227,549	$(1,196,139)	$29,638,363

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2020
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,143,397	$47,107	$(39,218)	$1,151,286
Interest expense	(820,841)	(39,466)	39,218	(821,089)
Net interest income	322,556	7,641	—	330,197
Provision for credit losses	(35,590)	—	—	(35,590)
Net interest income after provision for credit losses	286,966	7,641	—	294,607
Non-interest income:
Fee and other income	28,309	9,524	(14,872)	22,961
Derivative losses:
Derivative cash settlements interest expense	(54,707)	(1,166)	—	(55,873)
Derivative forward value losses	(730,774)	(3,504)	—	(734,278)
Derivative losses	(785,481)	(4,670)	—	(790,151)
Investment securities gains	9,431	—	—	9,431
Total non-interest income	(747,741)	4,854	(14,872)	(757,759)
Non-interest expense:
General and administrative expenses	(98,808)	(8,940)	6,581	(101,167)
Losses on early extinguishment of debt	(69)	(614)	—	(683)
Other non-interest expense	(25,588)	(8,291)	8,291	(25,588)
Total non-interest expense	(124,465)	(17,845)	14,872	(127,438)
Loss before income taxes	(585,240)	(5,350)	—	(590,590)
Income tax benefit	—	1,160	—	1,160
Net loss	$(585,240)	$(4,190)	$—	$(589,430)

	May 31, 2020
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$26,669,759	$1,083,197	$(1,062,102)	$26,690,854
Deferred loan origination costs	11,526	—	—	11,526
Loans to members	26,681,285	1,083,197	(1,062,102)	26,702,380
Less: Allowance for credit losses	(53,125)	—	—	(53,125)
Loans to members, net	26,628,160	1,083,197	(1,062,102)	26,649,255
Other assets	1,496,998	106,525	(95,173)	1,508,350
Total assets	$28,125,158	$1,189,722	$(1,157,275)	$28,157,605

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,126,869	$51,741	$(42,940)	$1,135,670
Interest expense	(835,491)	(43,658)	42,940	(836,209)
Net interest income	291,378	8,083	—	299,461
Benefit for credit losses	1,266	—	—	1,266
Net interest income after benefit for credit losses	292,644	8,083	—	300,727
Non-interest income:
Fee and other income	20,515	2,655	(7,815)	15,355
Derivative losses:
Derivative cash settlements interest expense	(42,618)	(993)	—	(43,611)
Derivative forward value losses	(318,135)	(1,595)	—	(319,730)
Derivative losses	(360,753)	(2,588)	—	(363,341)
Investment securities losses	(1,799)	—	—	(1,799)
Total non-interest income	(342,037)	67	(7,815)	(349,785)
Non-interest expense:
General and administrative expenses	(91,063)	(8,477)	6,374	(93,166)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(1,675)	(1,441)	1,441	(1,675)
Total non-interest expense	(99,838)	(9,918)	7,815	(101,941)
Loss before income taxes	(149,231)	(1,768)	—	(150,999)
Income tax provision	—	(211)	—	(211)
Net loss	$(149,231)	$(1,979)	$—	$(151,210)

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and our directors;
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of our assets that could have a material effect on our financial statements; and
(iv)ensure disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2021.

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

By:	/s/ J. ANDREW DON	By:	/s/ YU LING WANG
	J. Andrew Don Chief Executive Officer		Yu Ling Wang Senior Vice President and Chief Financial Officer
	July 30, 2021		July 30, 2021

By:	/s/ ROBERT E. GEIER
Robert E. Geier Vice President and Chief Accounting Officer
July 30, 2021

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Alan W. Wattles (President of CFC)	55	2016	2022
Bruce A. Vitosh (Vice President of CFC)	55	2017	2023
David E. Felkel (Secretary-Treasurer of CFC)	59	2018	2021
Anthony A. Anderson	59	2021	2024(1)
Thomas A. Bailey	79	2019	2022
Kevin M. Bender	62	2020	2023
Robert Brockman	71	2015	2022
Chris D. Christensen	57	2019	2022(1)
Jared Echternach(2)	49	2021	2024
Timothy Eldridge(2)	63	2021	2024
Dennis Fulk	70	2019	2022
Barbara E. Hampton	59	2019	2022
Doyle Jay Hanson(3)	75	2015	2021
William Keith Hayward	56	2020	2023
Michael Heinen(2)	58	2021	2024
Bradley P. Janorschke	57	2019	2022
Jimmy A. LaFoy(3)	80	2015	2021
Anthony Larson	47	2020	2023
Brent McRae(2)	61	2021	2024
John Metcalf(2)	55	2021	2024
Kendall Montgomery	57	2020	2022
G. Anthony Norton	69	2019	2022
Jeffrey Allen Rehder	54	2020	2024
Bradley J. Schardin(3)	61	2015	2021
Mark A. Suggs	63	2020	2023
Marsha L. Thompson	65	2017	2023
Todd P. Ware(3)	54	2015	2021
____________________________
(1)Pursuant to CFC’s bylaws, NRECA determines the method of director election and length of term for the seat occupied by this director.
(2) Director seated on June 14, 2021.
(3) Director’s term ended on June 14, 2021.

Under CFC’s bylaws, the board of directors shall be composed of the following individuals:
•20 directors, which must include one general manager and one director of a member system from each of 10 districts (but no more than one director from each state except in a district where only one state has members);
•two directors designated by NRECA; and
•if the board determines at its discretion that an at-large director shall be elected, one at-large director who satisfies the requirements of an audit committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and is a trustee, director, manager, chief executive officer or chief financial officer of a member.

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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Alan W. Wattles	55	2021
Vice President and Director	Bruce A. Vitosh	55	2021
Secretary-Treasurer and Director	David E. Felkel	59	2021
Chief Executive Officer	J. Andrew Don	61	2021
Senior Vice President and Chief Financial Officer	Yu Ling Wang	46	2021
Senior Vice President, Member Services	Joel Allen	55	2014
Senior Vice President and General Counsel	Roberta B. Aronson	63	2014
Senior Vice President and Chief Corporate Affairs Officer	Brad L. Captain	51	2014
Senior Vice President and Chief Risk Officer	Gholam M. Saleh	49	2022
Senior Vice President, Corporate Services	Gary Bradbury	50	2022
Senior Vice President and Chief Administrative Officer	Graceann D. Clendenen(2)	63	2019
Senior Vice President, Credit Risk Management	John M. Borak(3)	76	2003
Senior Vice President, Loan Operations	Robin C. Reed(4)	59	2016
___________________________
(1) Refers to fiscal year.
(2) Retired on June 30, 2021.
(3) Retired on July 30, 2021.
(4) Retired on May 31, 2021.

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

(e) (1) and (2) Business Experience and Directorships

Following is biographical information about the business experience for each member of the CFC Board of Directors and executive officers.

Directors

Mr. Wattles has been president and chief executive officer of Monroe County Electric Cooperative in Waterloo, Illinois since 2002. He has been a board member of Southern Illinois Power Cooperative since 2002. As president and chief executive officer of Monroe County Electric Cooperative, Mr. Wattles has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wattles has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Felkel has been president and CEO of Edisto Electric Cooperative, Inc. in Bamberg, South Carolina, since 1997. He has been a trustee on the Board of Trustees of Central Electric Power Cooperative since 1997. As the president and CEO of Edisto Electric Cooperative, Inc., Mr. Felkel has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Felkel has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Anderson has served as the general manager of Cherryland Electric Cooperative in Grawn, Michigan since 2003. Additionally, Mr. Anderson has served as a director of NRECA in Arlington, Virginia since 2008 and has been its vice president since March 4, 2021. He has also served as director of the Michigan Electric Cooperative Association in Lansing, Michigan, since 2003, and as its vice president since 2016. As the general manager of Cherryland Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Bender has served as a director of Carroll White Rural Electric Membership Corporation in Monticello, Indiana, since January 2012. Additionally, he has served as president of Carroll White Rural Electric Membership Corporation since July 2017. Mr. Bender also served as the president and CEO of the Bank of Wolcott in Wolcott, Indiana, from January 2010 to March 2021. He has served as a director of Wolcott Bancorp since March 1995 and was elected chairman of the board in March 2021. From June 2008 to January 2012, he served as a director of Carroll County Rural Electric Membership Corporation in Delphi, Indiana. As a director and president of Carroll White Rural Electric Membership Corporation, Mr. Bender has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bender has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Christensen has served as a director of Norval Electric Cooperative, Inc. in Glasgow, Montana, since 2004. Mr. Christensen has also served as a director of the NRECA Board of Directors since 2014, and has served as NRECA board president since March 4, 2021. He has been a self-employed rancher since 1979. As a director of Norval Electric Cooperative, Inc. and NRECA, Mr. Christensen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Christensen has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Echternach has been president and CEO of Beltrami Electric Cooperative Inc. in Bemidji, Minnesota, since 2016, and a director of Cooperative Development, LLC, its subsidiary, since 2016. He also served as CEO of North Itasca Electric Cooperative Inc. in Big Fork, Minnesota, from 2012 to 2016. Mr. Echternach has also served as president and director of the Greater Bemidji Economic Development Corporation in Bemidji, Minnesota, since 2016, and as a director of Security Bank USA in Bemidji, Minnesota, since 2020. As the president and CEO of Beltrami Electric Cooperative, Inc., Mr. Echternach has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Echternach has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Eldridge has served as a director of Fleming-Mason Energy Cooperative, Inc. in Flemingsburg, Kentucky, since 2000, and as a director of East Kentucky Power Cooperative, Inc. in Winchester, Kentucky, since 2014. Mr. Eldridge has also been Audit Committee chairman of Fleming-Mason Energy since 2014. He has served as a director of Citizens Bank located in Morehead, Kentucky since 2013 and served as its Audit Committee chairman throughout that time. Since 2015, Mr. Eldridge has been a member-owner and Certified Public Accountant at Baldwin CPAs, PLLC in Flemingsburg, Kentucky. He has held his Kentucky CPA license since 1986. As a director of Fleming-Mason Energy Cooperative, Inc., Mr. Eldridge has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Eldridge has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Fulk has served as a director of Platte-Clay Electric Cooperative in Kearney, Missouri, since 1993, including serving as board president from 2000 to 2015. He served as a director of NW Electric Power Cooperative from 2004 until April 2019, serving as board vice president from 2011 to April 2019. Mr. Fulk also served as a director of the Association of Missouri Electric Cooperatives from 2000 until 2015, serving as board president from 2010 to 2011. As a director of Platte-Clay Electric Cooperative, Mr. Fulk has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Fulk has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Hampton currently serves as the president and CEO of Georgia Transmission Corporation in Tucker, Georgia, a position she began in January of 2021. She served as the senior vice president and CFO of the organization from 2005 until moving to the CEO role. Mrs. Hampton has been a Certified Public Accountant since 1990. As president and CEO of Georgia Transmission Corporation, Mrs. Hampton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Hampton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mrs. Hampton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes her qualified to serve as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and as the chairperson of CFC’s Audit Committee.

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

Mr. Hayward has served as the general manager and CEO of North East Mississippi Electric Power Association in Oxford, Mississippi, since February 2014. From July 2004 to January 2014, he served as its manager of Engineering and Operations. Mr. Hayward has also served as a director of SEDC, a software cooperative in Atlanta, Georgia, since 2014. As the general manager and CEO of North East Mississippi Electric Power Association, Mr. Hayward has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayward has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Heinen has been general manager of Jefferson Davis Electric Cooperative, Inc. in Jennings, Louisiana, since 1999. He has also served as a director of the Association of Louisiana Electric Cooperatives in Baton Rouge, Louisiana, since 1999. As the general manager of Jefferson Davis Electric Cooperative, Inc., Mr. Heinen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Heinen has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. LaFoy has served as a director and the secretary-treasurer for Baldwin County Electric Membership Corporation in Summerdale, Alabama, since July 2009. Mr. LaFoy is a Certified Public Accountant and since 1977 has owned and operated the public accounting firm LaFoy & Associates. He is a founding organizer and has served as a member of the Southern States Bank Board since August 2007. Mr. LaFoy also was a member of the Farmers National Bank Board of Opelika from 1989 to 2002 and the First American Bank Advisory Board from 2002 to 2006. Mr. LaFoy was a council member from 1981 until 1986 and president from 1985 until 1986 of the Alabama Society of Certified Public Accountants. He was also a council member of the American Institute of Certified Public Accountants from 1986 until 1990. As a director and secretary-treasurer of Baldwin County Electric Membership Corporation, Mr. LaFoy has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. LaFoy has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Larson has served as a director of Slope Electric Cooperative, Inc. in New England, North Dakota, since June 2010, and as a director of Upper Missouri Power Cooperative in Sidney, Montana, since April 2000. Mr. Larson has served as an advisory board member of Dakotas America since September 2017, a director of Innovative Energy Alliance since January 2019 and a director of Maintenance Solutions Cooperative since January 2019, each of which provides services to electric cooperatives. In addition to being a self-employed rancher since 1986 and a supervisor at Adams County Soil Conservation District in Hetlinger, North Dakota since February 2020, Mr. Larson was an ambulatory care officer at West River Health Services from August 2016 to September 2019, and an agricultural banker at Dacotah Bank from October 2012 to January 2015. As a director of Slope Electric Cooperative, Inc., Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. McRae has served as a director of McCone Electric Cooperative, Inc. in Circle, Montana, since 2009. He has also served as an alternate director of Central Montana Electric Power Cooperative, Inc. in Great Falls, Montana, from March 2018 to March 2021. Mr. McRae has served as a director of the Montana Electric Cooperatives’ Association, Inc. in Great Falls, Montana, since 2011 and has served as its board president since 2013. He has been a self-employed rancher since 1989. As a director of McCone Electric Cooperative, Inc., Mr. McRae has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. McRae has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Metcalf has been president and CEO of Mid-Ohio Energy Cooperative Inc. in Kenton, Ohio, since 2004. He has also served as a director and vice chairman of Buckeye Power Inc. in Columbus, Ohio, since 2004, and has served on its Audit Committee since 2016. As the president and CEO of Mid-Ohio Energy Cooperative Inc., Mr. Metcalf has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Metcalf has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Montgomery has been general manager and CEO of Fort Belknap Electric Cooperative, Inc. in Olney, Texas, since August 2003. Additionally, Mr. Montgomery has been CEO of Fort Belknap Services Corporation, since August 2003, and CEO of Link Field Services, Inc. since August 2003, each subsidiaries of Fort Belknap Electric Cooperative, Inc. Mr. Montgomery has been an alternate director of Brazos Electric Power Cooperative, Inc. in Waco, Texas, since August 2003. He has also been a Certified Public Accountant since 1988. As the general manager and CEO of Fort Belknap Electric Cooperative, Inc., Mr. Montgomery has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Montgomery has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Rehder has served as a director of North West Rural Electric Cooperative in Orange City, Iowa, since 2005, and has served as its board president since 2012. He has served as a director of Rivers Edge Bank, in Marion, South Dakota, since 2007. Since 2007, he has also served as a director of First State Associates, a bank holding company in Hawarden, Iowa and has served as its chairman since 2012. Since 2010, he has served as president of Rehder Farms Inc. and director of 3R Feedlots Inc. in Hawarden, Iowa. As a director of North West Rural Electric Cooperative, Mr. Rehder has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rehder has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mrs. Thompson has served as a director of Trico Electric Cooperative in Mariana, Arizona, since 2001, and has served as vice president of the board since 2019. Mrs. Thompson also serves as a member of Trico Electric Cooperative’s Audit and Finance Committee and served as its chair from 2013 until 2015. Additionally, Mrs. Thompson has been a director of Grand Canyon State Electric Cooperative Association since 2002 and served as its board president from 2008 to 2010. As vice president of the board and a director of Trico Electric Cooperative, Mrs. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Ware has been president and CEO of Licking Rural Electrification-The Energy Cooperative in Newark, Ohio, since 2012. Mr. Ware was the vice president and CFO of Licking Rural Electrification-The Energy Cooperative from 2000 until 2011. In May 2019, Mr. Ware was elected as a director of Farmer Mac, a federally chartered and publicly traded corporation that provides a secondary market for a variety of loans made to borrowers in rural America, where he serves on the Audit and Enterprise Risk Committees. He served as a director of Licking County United Way and Genesis Healthcare Foundation from 2009 to 2018. He also served as a director of Altheirs Oil Inc. since 2005, the cooperative’s wholesale power supplier, Buckeye Power Cooperative, since 2012, and The Ohio State University-Newark Advisory Board since 2016, where he currently serves as vice-chairman. He is also a member of the Buckeye Power Cooperative Executive and Rate Committees and the American Gas Association Leadership Council. As president and CEO of Licking Rural Electrification-The Energy Cooperative, Mr. Ware has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ware has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Executive Officers

Mr. Don joined CFC in September 1999 as Director of Loan Syndications and became Vice President of Capital Market Relations in June 2005. In June 2010, Mr. Don was named CFC’s Senior Vice President and Treasurer, and on July 1, 2013, he became Senior Vice President and Chief Financial Officer. Effective May 3, 2021, Mr. Don assumed the position of Chief Executive Officer. Prior to joining CFC, he held the position of Vice President and Manager of the Washington, D.C. Office for The Bank of Tokyo-Mitsubishi. Mr. Don started his banking career with the Bank of Montreal in New York in 1984 and subsequently was a Vice President for Corporate Banking for The Bank of New York from 1987 to 1990.

Ms. Wang first joined CFC in 1999. During her 22-year tenure, Ms. Wang has held various positions within the Company’s finance department. Ms. Wang has been Vice President, Capital Markets since June 2017 after having served as Vice President, Capital Markets Relations since June 2012. Effective May 3, 2021, Ms. Wang became Senior Vice President and Chief Financial Officer.

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

Mr. Captain joined CFC in 1999. He served as Vice President, Government Relations until 2010 when he became Vice President, Corporate Communications. In January 2014, Mr. Captain served as Vice President, Corporate Relations until April 2014 when he became Senior Vice President, Corporate Relations. Effective June 1, 2021, Mr. Captain became Senior Vice President and Chief Corporate Affairs Officer. Prior to joining CFC, he worked as a Special Assistant to the Undersecretary of Rural Development at the U.S. Department of Agriculture.

Mr. Saleh first joined CFC in August 1997 in the Treasury and Finance Group. He became the Director of Risk Management before leaving in November 2005 to pursue a career as Director of Asset-Liability Management at CapitalSource Inc., followed by an appointment as Director and Financial Industry Fellow at the Financial Industry Regulatory Authority in Washington, D.C., in October 2009. Mr. Saleh went abroad in December 2010 to focus on international banking supervision, financial industry regulation and financial stability analysis prior to returning to CFC in September 2016 as Vice President of Financial Risk Management. Effective June 1, 2021, Mr. Saleh was named the Senior Vice President and Chief Risk Officer.

Mr. Bradbury joined CFC in May 2001 as the Vice President, Internal Audit. Effective June 1, 2021, Mr. Bradbury became the Senior Vice President, Corporate Services. Prior to working at CFC, Mr. Bradbury was an Internal Audit Services Manager at PricewaterhouseCoopers from June 1998 to May 2001.

Ms. Clendenen joined CFC in 1982. Throughout her career with CFC, Ms. Clendenen has held various positions. She served as Vice President, Human Resources until February 2012. In February 2012, she became Vice President, Human Resources & Corporate Services until April 2014. In April 2014, she became Senior Vice President, Corporate Services. On December 17, 2018, Ms. Clendenen was named Senior Vice President and Chief Administrative Officer. Ms. Clendenen retired from CFC on June 30, 2021.

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, Massachusetts, from 1992 to 2001 where he was a senior credit officer with risk management and had loan approval responsibility for several industry banking portfolios including investor-owned utilities. Prior assignments at Fleet in Hartford, Connecticut, included Manager of Credit Review and Manager of Loan Workout. Mr. Borak retired from CFC on July 30, 2021.

Ms. Reed joined CFC in 1987. She served as Vice President, Portfolio Management from 2002 until 2014. On April 16, 2014, Ms. Reed became Senior Vice President, Member Services. On September 14, 2015, Ms. Reed became Senior Vice President, Loan Operations. Ms. Reed retired from CFC on May 31, 2021.

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

(i) Nominating Committee

Our board of directors does not have a standing nominating committee. As described above under “Item 10(a) Directors,” 20 of our directors are each elected by members in the district for which the director serves. To nominate director candidates, at the district meeting before the meeting at which candidates are to be elected from such district, a nominating committee is elected composed of one person from each state within the district. Each member of these nominating committees must be a trustee, director or manager of one of our members. Each district nominating committee then submits the names of two or more nominees for each position in the district for which an election is to be held. We provide members of nominating committees with director guidelines to use in reviewing applications from potential candidates. One or more candidates for the at-large director position who satisfies the requirements of an audit committee financial expert are nominated by our board of directors if the board determines that it is appropriate to fill the seat. Our board of directors believes that it is appropriate for the full board of directors to nominate this director because of the position’s specific qualification requirements and the lack of any local district qualification requirement.

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

(j) Audit Committee

Our Audit Committee currently consists of 14 directors: Mrs. Hampton (Chairperson), Mr. Suggs (Vice Chairperson), Mr. Wattles (Ex Officio), Mr. Anderson, Mr. Echternach, Mr. Eldridge, Mr. Felkel, Mr. Heinen, Mr. Janorschke, Mr. McRae, Mr. Metcalf, Mr. Montgomery, Mr. Rehder and Mr. Vitosh. Mrs. Hampton was designated by the board as an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2021. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2021 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Wattles, Mr. Vitosh, Mr. Felkel, Mrs. Hampton, Mr. Fulk, Mr. Norton and Mr. Larson. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The President, Vice President and Secretary-Treasurer of the board of directors meet annually with the CEO to review his performance based on his individual achievements, contribution to CFC’s performance and other leadership accomplishments. In determining former CEO Mr. Petersen’s base pay, the Compensation Committee subjectively considers a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant

In fiscal year 2021, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the “Compensation Discussion and Analysis” section below).

Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long-term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC in fiscal year 2021.

In fiscal year 2021, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest.

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

(m) Board Leadership Structure and Role of Risk Oversight by the Board of Directors

Board Leadership Structure

The positions of CEO and president of the CFC Board of Directors are held by two separate individuals. The president must be a member of the board of directors and is elected annually by the board of directors. The president of the CFC Board of Directors has authority, among other things, to appoint members of the board to standing committees, to appoint a vice chairperson to each board standing committee and to appoint members to ad-hoc board committees. The president of the board presides over board meetings, sets meeting agendas and determines materials to be distributed to the board. Accordingly, the board president has substantial ability to influence the direction of the board. CFC believes that separation of the positions of board president and CEO reinforces the independence of the board in its oversight of CFC’s business and affairs. CFC also believes that this leadership structure is appropriate in light of the cooperative nature of the organization. The board of directors appoints the CEO. The CEO is not a member of the board of directors. If the CEO position becomes vacant, the board of directors will appoint an interim CEO who will exercise the responsibilities of the CEO until a permanent CEO is selected by the board of directors.

Board Role in Risk Oversight

The board of directors has primary responsibility for the oversight and strategic direction of risk management. The board of directors has adopted a comprehensive risk-management policy that describes the roles and responsibilities of the board and management within an established framework for identifying and managing risks. The board of directors reviews the risk-management policy annually and updates it accordingly. The board of directors has developed a risk-management philosophy, which is reviewed and, if appropriate, updated annually. It states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

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

The board of directors has also approved and authorized an Enterprise Risk Management (“ERM”) program for CFC that provides a holistic view of key risks that may impact CFC’s strategic objectives. ERM provides CFC with a process that allows CFC to become more anticipatory and effective at evaluating and managing uncertainties. The ERM activities, which include risk surveys, risk assessments and risk analyses, are executed within the context of CFC’s strategic objectives, mission, values, culture, risk-management philosophy and risk appetite. The program provides a consistent approach for identifying CFC’s key risks and determining appropriate responses in light of the board of directors’ strategic objectives, risk appetite and tolerances. As part of the ERM program and the board of directors’ strategic planning process, the board of directors periodically participates in a risk assessment process in order to evaluate each risk identified as part of the ERM program on the basis of likelihood and impact, and prioritizes the risks in order to effectively manage CFC’s most critical risks. Management has primary responsibility for the execution of the ERM program in accordance with the risk philosophy, risk appetite and risk tolerances of the board of directors. Additionally, management is responsible for regularly evaluating the ERM program, making regular reports to the board of directors about its evaluation of the ERM program, and proposing to the board of directors changes to the ERM program to reflect best practices.

In fulfilling its risk-management oversight duties, the board of directors receives periodic reports on business activities and risk-management activities from management and from various operating groups and committees across the organization, including the Credit Risk Management, the Member Services, the Treasury, the Internal Audit, the Business Technology Services and the Legal Services groups, as well as Corporate Compliance, the Asset Liability Committee, the Corporate Credit Committee, the Investment Management Committee and the Disclosure Committee. Management provides reports to the board of directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing risk at CFC through the ERM program, management’s responses for the critical business risks identified during each risk assessment process and the status of any gaps or deficiencies, and CFC’s risk profile and trends, as well as emerging risks and opportunities.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Don, Starheim and Allen and Mses. Wang and Aronson) are consistent with those offered to all employees.

Our executive compensation program provides a balanced mix of compensation that incorporates the following key components:
•annual base pay;
•an annual cash incentive that is based on the achievement of short-term (one-year) corporate goals;
•a three-year cash incentive that is based on the achievement of long-term corporate goals; and
•retirement, health and welfare and other benefit programs.

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

Compensation Analysis

In fiscal year 2021, Mercer (US), Inc. (“Mercer US”) was engaged by the Compensation Committee to conduct a survey to provide compensation data for the CEO position using 14 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit System and 12 regional banks and financial services companies.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s May 31, 2020 total assets of $28.2 billion, and included eight companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc.; Signature Bank; Nelnet, Inc.; Webster Financial Corporation; Flagstar Bancorp, Inc.; People’s United Financial, Inc.; Hancock Whitney Corporation; Onemain Holdings, Inc.; BankUnited, Inc.; Synovus Financial Corporation; TFS Financial Corporation; and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:
•current base salary;
•target and actual annual incentive paid in fiscal year 2020;
•actual long-term incentive granted, which includes restricted stock awards (valued at face value on the date of grant), stock option awards (valued at grant date utilizing the Black-Scholes option pricing model), other long-term incentive target awards (valued at target value on date of award) and cash long-term incentive payouts (valued at actual payout on date of award if target value is not disclosed);
•sign-on awards, special awards and mega-grants annualized over the term of the employment contract or the vesting schedule; and
•annualized value of retirement, perquisites and other noncash compensation.

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

After reviewing the performance of the organization and the evaluation of Mr. Petersen’s performance, the CEO at the time, by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results met or exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the Committee increased Mr. Petersen’s base pay to $1,286,000 effective January 1, 2021. Effective May 3, 2021, Mr. Don became CEO following Mr. Petersen’s retirement. Mr. Don’s base pay as CEO was determined to be $1,000,000.

As discussed under “Compensation Analysis” above, Mr. Petersen, in his then capacity as the CEO, exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Petersen determined that Mr. Don, Mr. Starheim, Ms. Aronson and Mr. Allen all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way that would typically warrant a merit-based increase in base pay. Mr. Allen, Mr. Don, Mr. Starheim and Ms. Aronson received a merit increase. In May 2021, Mr. Don became CEO and Ms. Wang became CFO. At that time, Mr. Don, as the CEO, exercised his judgment to set the annual base pay for Ms. Wang as CFO. The increases are included in the total compensation table below.

Short-Term Incentive—Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers. The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Over the last 10 years, the actual payout percentage has ranged from 52.5% to 100% of total opportunity, with an average over the 10 years of 83.75%. This equates to a 10-year average payout of 15.97% of base salaries for all employees.
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

The four quadrants for fiscal year 2021, which were the basis for the short-term incentive payment, were: Operational Excellence; Customer Engagement; Financial Ratios; and Internal Process. For fiscal year 2021, the board of directors established six corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in their role and we meet our internal business plan goals.

The goals for fiscal year 2021 were:
•Operational Excellence: One goal focusing on maintaining our financial position and meeting the credit needs of our members.
•Customer Engagement: Two goals supporting our efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•Internal Process and Operations: One goal focused on managing CFC’s operating expense levels.

The determination of the extent to which the six goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2021, was confirmed by the board of directors in July 2021. The board determined that five goals were achieved at 100% and one was not met. Each goal carries a different weight varying between 5% and 75%, resulting in an aggregate payout of 95% of the total opportunity.

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

All individuals employed by CFC on the first day of each fiscal year in which there is a long-term incentive plan in place, June 1, are eligible to participate in the program for the performance period beginning on that date. Under the long-term incentive program, performance units covering a three-year performance period are issued to each employee at the start of each fiscal year. The long-term incentive is paid out in one lump-sum cash payment after the end of the performance period, subject to approval by the board of directors and the continued employment (or retirement, disability or death) of the participant by CFC on the date of payment. We sometimes refer to each three-year performance period as a plan cycle.

The performance measure for the active long-term incentive plans is the achievement of bond rating targets for our issuer credit ratings as rated by S&P Global Inc., Fitch Ratings Inc. and Moody’s Investors Service rating agencies, as outlined in each plan document. The value of the performance units ranges from $0 to $150 per performance unit according to the level of CFC’s issuer credit ratings by the rating agencies. To achieve the highest value of $150, which exceeds the targeted value, the agencies defined in each plan would have to raise CFC’s issuer credit rating to AA (or the equivalent rating at Moody’s). To determine the payout value of performance units, the ratings by agencies identified in each plan are given a numerical value, i.e., 2 for A stable, 3 for A positive, etc. The ratings of these agencies are then averaged to achieve the final value of the performance units.

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle by the payout value assigned to the target rating level. For the program cycle ending May 31, 2021, the target rating level was “A+ Stable,” which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for fiscal year 2019, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of fiscal year 2019 base pay.

The following table presents the potential payout values for performance units awarded for the program cycles that end on May 31, 2021, May 31, 2022 and May 31, 2023:

Issuer Credit Rating—Incentive-Performance Linkage

Rating	A			A+			AA-
Outlook	Negative	Stable	Positive	Negative	Stable	Positive
Numerical Score	1	2	3	4	5	6
Plan Payout Unit Value	$20	$40	$60	$60	$100	$120	$150

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

As of May 31, 2021, there were three active long-term incentive plans in which named executive officers were participants. Performance units issued to all named executive officers in fiscal year 2019 had a payout value based on our issuer credit ratings in place on May 31, 2021. Performance units issued to all named executive officers in fiscal year 2020 will have a payout value based on issuer credit ratings in place on May 31, 2022; and performance units issued to named executive officers in fiscal year 2021 will have a payout value based on issuer credit ratings in place on May 31, 2023. The payout values will be determined based on the table above or a table as amended within the plan by the CFC Board of Directors.

Performance units issued in fiscal year 2019 were paid based on the May 31, 2021 issuer credit ratings. Those ratings were at an average numerical level of one. The table above previously assigned a value of $0 per performance unit for this level, however, the CFC Board of Directors approved revisions to the three active long-term incentive plans to increase the numerical value of one to $20 per performance unit or 20% of the targeted opportunity (5% of fiscal year 2019 base pay).

All current plans will pay out if the three rating agencies rate our issuer credit rating at a high enough level to receive a payout. The payout will be based on the average of the numerical score associated with the three ratings in the table above (averages are calculated and rounded down to the next whole number).

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2021 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We also offer a Pension Restoration Plan (“PRP”) and an Executive Benefit Restoration Plan (“EBR”). The PRP is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The PRP restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The PRP was frozen as of December 31, 2014. We then established the EBR to provide a similar benefit to a select group of management. A named executive officer may participate in the PRP or the EBR. Unlike the Retirement Security Plan, the PRP and the EBR are unfunded, unsecured obligations of CFC and are not qualified for tax purposes. Five of the named executive officers are participants in either the PRP or the EBR.

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

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2021 cap for contributions is $19,500. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

The CEO is eligible to earn retirement benefits in addition to those credited under any of the above-mentioned plans in a Supplemental Executive Retirement Plan (“SERP”). This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2021, the CFC Board of Directors used its discretion and did not credit this account.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance, an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel, and home security. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2021, the board of directors authorized an aggregate of $50,000 to cover these two allowances. We provide security for Mr. Petersen, including security in addition to that provided at business facilities. We believe that all company-incurred security costs are reasonable and necessary and for the company’s benefit.

Severance/Change-in-Control Agreements

Mr. Petersen, CEO through May 2, 2021, and Mr. Don in his role as CEO effective May 3, 2021, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of their severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of their employment contract. No other named executive officers have termination or change-in-control agreements. For more information on these severance arrangements, see “Termination of Employment and Change-in-Control Arrangements” below.

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

Submitted by the Compensation Committee:
David E. Felkel
Dennis R. Fulk
Barbara E. Hampton
Anthony Larson
G. Anthony Norton
Bruce A. Vitosh
Alan W. Wattles

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2021, 2020 and 2019 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total
Sheldon C. Petersen (5)	2021	$1,136,833	$—	$325,178	$49,387	$321,738	$1,833,136
Former Chief	2020	1,173,750	—	364,796	544,784	47,798	2,131,128
Executive Officer	2019	1,118,750	—	246,293	415,728	40,870	1,821,641

J. Andrew Don (5)	2021	560,166	—	156,500	624,196	8,241	1,349,103
Chief Executive	2020	493,500	—	155,015	648,386	7,296	1,304,197
Officer	2019	470,000	10,000	105,688	49,564	8,125	643,377

Yu Ling Wang(5)	2021	278,285	—	66,150	272,437	8,033	624,905
Senior Vice President
and Chief Financial
Officer

Gregory J. Starheim (5)	2021	496,292	—	—	1,402,300	353,556	2,252,148
Senior Vice President,	2020	493,500	—	153,015	553,962	10,981	1,211,458
Business and Industry	2019	459,750	10,000	101,454	113,379	8,292	692,875
Development

Roberta B. Aronson	2021	478,000	—	133,645	—	5,925	617,570
Senior Vice President	2020	451,000	—	139,306	591,013	5,942	1,187,261
and General Counsel	2019	406,250	10,000	90,794	114,130	5,646	626,820

Joel Allen	2021	420,000	—	117,750	709,253	8,400	1,255,403
Senior Vice President,	2020	396,000	—	122,383	788,933	7,400	1,314,716
Member Services	2019	360,000	—	80,490	5,218	9,125	454,833
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2021 can be found in “Elements of Compensation” in “Compensation Discussion and Analysis” above.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in “Compensation Discussion and Analysis” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA. For Mr. Petersen, in fiscal years 2019 and 2020 this also includes a payment from the SERP. For a discussion of the SERP, see “Benefits” in “Compensation Discussion and Analysis” above. Ms. Aronson’s change in pension value was negative for fiscal year 2021 and is not included in total compensation.

(4) For Mr. Petersen for fiscal year 2021, includes (i) perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance prorated through May 2, 2021 (ii) $3,615 representing the approximate aggregate incremental cost to the company for maintaining security arrangements for Mr. Petersen in addition to security arrangements provided at the headquarters facility and (iii) payout for accrued and unused annual leave. We do not believe this provides a personal benefit (other than the intended security) nor do we view these security arrangements as compensation to the individual. We report these security arrangements as perquisites as required under applicable SEC rules. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts. The amount paid to Mr. Starheim included a lump-sum severance payment made at the end of his employment.
(5) Mr. Petersen retired May 2, 2021. Mr. Don was appointed CEO effective May 3, 2021 and Ms. Wang was appointed CFO effective May 3, 2021. Mr. Starheim’s employment ended effective May 15, 2021.

The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-Term Incentive Plan	Long-Term Incentive Plan
Sheldon C. Petersen	2021	$271,828	$53,350
	2020	261,276	103,520
	2019	145,773	100,520

J. Andrew Don	2021	133,000	23,500
	2020	109,495	45,520
	2019	61,688	44,000

Yu Ling Wang	2021	54,150	12,000

Gregory J. Starheim	2021	—	—
	2020	109,495	43,520
	2019	60,454	41,000

Roberta B. Aronson	2021	113,525	20,120
	2020	100,066	39,240
	2019	53,274	37,520

Joel Allen	2021	99,750	18,000
	2020	87,863	34,520
	2019	47,250	33,240

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2021.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Sheldon C. Petersen
Long-Term Incentive Plan (1)	June 1, 2020	$—	$303,500	$455,250
Short-Term Incentive Plan (2)		—	321,500	321,500
J. Andrew Don
Long-Term Incentive Plan (1)	June 1, 2020	—	130,800	196,200
Short-Term Incentive Plan (2)		—	250,000	250,000
Yu Ling Wang
Long-Term Incentive Plan (1)	June 1, 2020		67,000	100,500
Short-Term Incentive Plan (2)			100,000	100,000
Gregory J. Starheim (3)
Long-Term Incentive Plan (1)	June 1, 2020	—	—	—
Short-Term Incentive Plan (2)		—	—	—
Roberta B. Aronson
Long-Term Incentive Plan (1)	June 1, 2020	—	119,500	179,250
Short-Term Incentive Plan (2)		—	119,500	119,500
Joel Allen
Long-Term Incentive Plan (1)	June 1, 2020	—	105,000	157,500
Short-Term Incentive Plan (2)		—	105,000	105,000
___________________________
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of A+ stable as of May 31, 2023.
(2) Target and maximum payouts represent 25% of May 31, 2021 base salary. For the payout earned under the fiscal year 2021 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above.
(3) Mr. Starheim became ineligible to receive payouts or grants when his employment ended.

The board of directors approved a new long-term incentive plan cycle with grants of performance units effective June 1, 2021. The performance units will be calculated and issued to the named executive officers in August 2021. The payout under these grants will be determined on May 31, 2024.

Employment Contracts

Pursuant to an employment agreement effective as of January 1, 2015, CFC employed Mr. Petersen as Chief Executive Officer on a year-to-year basis, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provided that CFC would pay Mr. Petersen a base salary at an annual rate of not less than $975,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen was entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). Mr. Petersen retired effective May 2, 2021; therefore, these provisions are no longer applicable.

Pursuant to an employment agreement executed on March 20, 2021, CFC employs Mr. Don as Chief Executive Officer effective May 3, 2021 until May 31, 2024 unless extended as provided by the terms of the contract or unless otherwise terminated in accordance with the terms of the Agreement. The Agreement provides that CFC shall pay Mr. Don a base salary at an annual rate of not less than $1,000,000 per annum plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Don is entitled to certain payments in the event of his termination other than for cause (e.g.; Mr. Don leaving for good reason, disability or termination due to death). See “Termination of Employment and Change-in-Control Arrangements” below for a description of these provisions and for information on these amounts.

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

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service. Each of the named executive officers participates in the qualified pension plan component of the Retirement Security Plan. CFC reduced the value of the pension plan effective September 1, 2010. Under the current pension plan, participants are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.70% of the average of their five highest base salaries during their participation in the Retirement Security Plan, multiplied by the number of years of participation in the plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation. Normal retirement age under the qualified pension plan is age 65; however, the plan does allow for early retirement with reduced benefits beginning at age 55. For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date. Benefits accrued prior to September 1, 2010, are based on a benefit level of 1.90% of the average of their five highest base salaries during their participation in the Retirement Security Plan and a normal retirement age of 62.

CFC also offers a PRP and an EBR. Five of the named executive officers participate in either the PRP or the EBR. The purpose of these plans is to increase the retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The PRP and the EBR restore the value of the Retirement Security Plan for the participating officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place.

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. However, one named executive officer has satisfied the provisions established to receive the benefit from the PRP. He was grandfathered in the plan and no longer has a risk of forfeiture of the benefit under the PRP. Two of the named executive officers have reached their vesting date in accordance with provisions of the EBR plan. As a result, they no longer have a risk of forfeiture of the benefit under the EBR plan. Distributions are made from these plans to those named executive officers annually. The details of theses distributions are shown in the Pension Benefits table below.

In addition, Mr. Petersen was eligible for benefits under the SERP when he was CEO. This plan is an ineligible deferred compensation plan within the meaning of section 457 of the Internal Revenue Code. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the CFC Board of Directors. During fiscal year 2021, the CFC Board of Directors used its discretion and did not credit the account.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2021, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
Sheldon C. Petersen (4)	NRECA Retirement Security Plan	11.33	$—	$899,736
	SERP	—	—	—
J. Andrew Don	NRECA Retirement Security Plan	20.66	3,353,040	—
Yu Ling Wang	NRECA Retirement Security Plan	19.66	1,031,316	—
Gregory J. Starheim	NRECA Retirement Security Plan	15.25	2,302,028	907,463
Roberta B. Aronson	NRECA Retirement Security Plan	24.83	1,037,523	19,290
Joel Allen	NRECA Retirement Security Plan	29.66	3,329,389	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All other named executive officers, except for Mr. Starheim, have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2021, as provided by the plan administrator, NRECA, using interest rates ranging from 0.25% to 3.09% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.

(3) Distributions during fiscal year 2021 were as a result of named executive officers no longer being at risk of forfeiture with respect to these amounts provided under the PRP and EBR plan. Mr. Starheim received an accelerated vested benefit due to his termination in accordance with the Plan. Mr. Don, and Mr. Allen continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.
(4) The NRECA Pension Plan allows active employees who have reached normal retirement age to cash in their lump-sum benefit accrued through August 31, 2010, or “quasi-retire.” Due to the quasi-retirement of Mr. Petersen in February 2015 his credited years of service was reduced and he received 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2021 cap for contributions is $19,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2021.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Sheldon C. Petersen	$30,875	$—	$213,822	$—	$1,163,464
J. Andrew Don	19,000	—	40,145	—	144,250
Yu Ling Wang	—	—	—	—	—
Gregory J. Starheim	18,208	—	75,961	—	346,448
Roberta B. Aronson	18,500	—	32,261	—	210,725
Joel Allen	—	—	—	—	—
___________________________
(1)Executive contributions are also included in the fiscal year 2021 Salary column in the “Summary Compensation Table” above.

Termination of Employment and Change-in-Control Arrangements

Mr. Petersen and Mr. Don have an executive agreement with CFC under which they may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Petersen

Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminated his employment for “good reason,” CFC was obligated to pay him a lump-sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year. On July 23, 2020, Mr. Petersen notified the Board of Directors of his decision to retire during the first half of 2021, subject to the successful completion of a search process for a successor by the CFC Board of Directors. This search was completed and Mr. Petersen retired effective May 2, 2021. As a result, these payments were not triggered and the terms of this executive agreement are no longer applicable.

Mr. Don

Under the executive agreement with Mr. Don, if CFC terminates his employment without “cause” or Mr. Don terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him, in substantially equal monthly installments over the 12-month period following the termination of employment, an amount equal to the product of two times the sum of (i) his annual base salary at the rate in effect at the time of termination and (ii) the short-term incentive earned if any, for the year prior to the year in which such termination occurs.

Assuming a triggering event on May 31, 2021, the compensation payable to Mr. Don for termination without cause would be $2,218,991. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

For purposes of Mr. Don’s executive agreement, “cause” generally means (i) the willful and continued failure by Mr. Don to perform his duties under the agreement or comply with written policies of CFC, (ii) willful conduct materially injurious to CFC or (iii) conviction of a felony involving moral turpitude. “Good reason” generally means (i) a reduction in the rate of Mr. Don’s base salary, (ii) a decrease in his titles, duties or responsibilities, or the assignment of new responsibilities which, in either case, is materially less favorable to Mr. Don when compared with his titles, duties and responsibilities that were in effect immediately prior to such assignment or (iii) the relocation of CFC’s principal office or the relocation of Mr. Don to a location more than 50 miles from the principal office of CFC.

This estimate does not include amounts to which the named executive officer would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Chief Executive Officer Pay Ratio

The fiscal year 2021 compensation ratio of the median annual total compensation of all of our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$266,346
Annual total compensation of Sheldon C. Petersen, Chief Executive Officer (1)	1,988,038
Ratio of the median annual total compensation of all employees to the annual total compensation of Sheldon C. Petersen, Chief Executive Officer	7.46:1.0
___________________________
(1) Mr. Petersen was the CEO in place on the date the median employee was selected and was the CEO for 92% of the fiscal year; therefore, total compensation for the CEO was annualized in the table above in order to determine the pay ratio.

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2021. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2021 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

Below is a summary of the total compensation earned by each of CFC’s directors during the fiscal year ended May 31, 2021.

Name	Total Fees Earned
Alan W. Wattles	$70,000
Anthony A. Anderson	15,000
Anthony Larson	60,000
Barbara E. Hampton	65,000
Bradley P. Janorschke	60,000
Bradley J. Schardin	60,000
Bruce A. Vitosh	70,000
Chris D. Christensen	60,000
Curtis Wynn	45,000
David E. Felkel	67,917
Dean R. Tesch	29,167
Dennis Fulk	60,000
Doyle Jay Hanson	65,000
G. Anthony Norton	62,917
Jeffrey Allen Rehder	30,000
Jimmy A. LaFoy	60,000
Kendall Montgomery	40,000
Kevin M. Bender	60,000
Mark A. Suggs	60,000
Marsha L. Thompson	60,000
Robert Brockman	65,000
Thomas A. Bailey	60,000
Timothy J. Rodriguez	45,000
Todd P. Ware	60,000
William Keith Hayward	60,000

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation related to executive compensation during the fiscal year ended May 31, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our board of directors has established a written policy governing related-person transactions. The policy covers transactions between CFC, on the one hand, and its directors, executive officers or key employees and their immediate family members and entities of which any of our directors, executive officers or key employees (i) is an officer, director, trustee, alternative director or trustee or employee, (ii) controls or (iii) has a substantial interest. Under this policy, a related-person transaction is any transaction in excess of $120,000 in which CFC was, is or is proposed to be a direct or indirect participant in which a related person had, has or will have a direct or indirect material interest in the transaction. Related-person transactions do not include compensation or expense reimbursement arrangements with directors, officers or key employees (notwithstanding that officer compensation may be disclosed in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K, elsewhere in the CFC’s periodic reports filed with the SEC or otherwise disclosed publicly as a related-person transaction), transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions deemed to be related credits. Related-person transactions are subject to review by the Executive Committee of the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC and its members.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2021 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Graceann D. Clendenen
Senior Vice President and Chief Administrative Officer	$1,222,065

John M. Borak
Senior Vice President, Credit Risk Management	595,397

Robin C. Reed
Senior Vice President, Loan Operations	1,010,756

Brad L. Captain
Senior Vice President, Corporate Relations	914,417

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

(i)the director is, or has been within the last three years, an employee of CFC or an immediate family member is, or has been within the last three years, an executive officer of CFC;
(ii)the director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from CFC, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);
(iii)(a) the director or an immediate family member is a current partner of a firm that is CFC’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and personally works on CFC’s audit; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on CFC’s audit within that time;
(iv)the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of CFC’s present executive officers at the same time serves or served on that company’s compensation committee; or
(v)the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenue.

The board of directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2021. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Thomas A. Bailey	Kevin M. Bender	Robert Brockman
Chris D. Christensen	David E. Felkel	Dennis Fulk
Barbara E. Hampton	Doyle Jay Hanson	Jimmy A. LaFoy
Anthony Larson	Kendall Montgomery	G. Anthony Norton
Jeffrey Allen Rehder	Bradley J. Schardin	Dean R. Tesch (1)
Marsha L. Thompson	Bruce A. Vitosh
____________________________
(1) This director served during fiscal year 2021; however, he was no longer a director as of May 31, 2021.

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2021 and 2020. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to the Company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the U.S. Securities and Exchange Commission. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2021 and 2020, including fees for the 2021 and 2020 audits. All services for fiscal years 2021 and 2020 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2021	2020
Description of fees:
Audit fees(1)	$1,861	$1,822
Tax fees(2)	22	15
All other fees(3)	55	12
Total	$1,938	$1,849
____________________________
(1) Audit fees for fiscal years 2021 and 2020 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC and NCSC. Audit fees for fiscal years 2021 and 2020 also include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) All other fees for fiscal years 2021 and 2020 consist of fees for certain agreed-upon procedures.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	84
	Consolidated Statements of Operations for the Years Ended May 31, 2021, 2020 and 2019	87
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2021, 2020 and 2019	88
	Consolidated Balance Sheets as of May 31, 2021 and 2020	89
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2021, 2020 and 2019	90
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2021, 2020 and 2019	91
	Notes to Consolidated Financial Statements	93

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by CFC’s members on August 14, 2020. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on October 15, 2020.
4.1	—	Description of Securities.
4.2	—	Form of Capital Term Certificate.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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

4.10	—	Indenture dated October 15, 1996, between the Registrant and U.S. Bank National Association, as successor trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 28, 1996.
10.1^	—	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan amended and restated effective January 1, 2015.
10.2^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014. Incorporated by reference to Exhibit 10.6 to our Form 10-K filed on August 28, 2014.
10.3^	—	Plan Document for CFC's Executive Benefit Restoration Plan dated December 9, 2014. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.
10.4^	—	Employment Agreement between the Company and Sheldon C. Petersen, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2014.
10.5^	—	Employment Agreement, entered into and effective as of March 10, 2021, between the Company and J. Andrew Don. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 11, 2021.
10.6^	—	Supplemental Executive Retirement Plan of the Company, effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2014.
10.7	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2018. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2016.
10.8	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2020. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2016.
10.9	—
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

10.16	—
Amendment No. 4 dated as of November 26, 2019 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2023. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2020.

10.17*	—	Amendment No. 5 dated as of June 7, 2021 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2024.
10.18*	—	Amendment No. 5 dated as of June 7, 2021 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2025.
10.19	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.20	—
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

10.22	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.23	—
Series C Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.24	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.25	—
Series D Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.26	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.27	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.28	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.29	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

Exhibit No.		Description
10.30	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.31	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

10.32	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.33	—
Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 14, 2015.

10.34	—
Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 14, 2015.

10.35	—
Series K Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of March 29, 2016 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 4, 2016.

10.36	—
Series K Future Advance Bond from the Registrant to the Federal Financing Bank dated as of March 29, 2016 for up to $250,000,000 maturing on January 15, 2039. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 4, 2016.

10.37	—
Series L Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2016 for up to $375,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2017.

10.38	—
Series L Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2016 for up to $375,000,000 maturing on October 15, 2039. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2017.

10.39	—
Series M Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 9, 2017 for up to $750,000,000. Incorporated by reference to Exhibit 10.03 to our Form 10-Q filed on January 11, 2018.

10.40	—
Series M Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 9, 2017 for up to $750,000,000 maturing on July 15, 2042. Incorporated by reference to Exhibit 10.04 to our Form 10-Q filed on January 11, 2018.

10.41	—
Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.42	—
Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.43	—
Series P Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of February 1 3, 2020 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 10, 2020.

10.44	—
Series P Future Advance Bond from the Registrant to the Federal Financing Bank dated as of April 10, 2020 for up to $500,000,000 maturing on July 15, 2054. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 10, 2020.

10.45	—
Series R Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 19, 2020 for up to $375,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed January 12, 2021.

10.46	—
Series R Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 19, 2020 for up to $375,000,000 maturing on July 15, 2025. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed January 12, 2021.

10.47	—
Seventh Amended, Restated and Consolidated Pledge Agreement, dated as of November 19, 2020, among the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 12, 2021.

10.48	—
Seventh Amended, Restated and Consolidated Bond Guarantee Agreement, dated as of November 19, 2020, between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed January 12, 2021.

Exhibit No.		Description
10.49	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

10.50	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.51	—
Second Amended and Restated First Supplemental Note Purchase Agreement dated February 26, 2018 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.01 to our Form 10-Q filed on April 11, 2018.

10.52*	—	Third Amended and Restated First Supplemental Note Purchase Agreement dated May 20, 2021 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
10.53	—
Second Amended, Restated and Consolidated Pledge Agreement dated July 31, 2015, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.48 to our Form 10-K filed on August 26, 2015.

10.54	—
Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 14, 2015.

10.55	—
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
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
104.00	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Indicates a document being filed with this Report.
^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 30th day of July 2021.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ J. ANDREW DON
J. Andrew Don
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. ANDREW DON	Chief Executive Officer	July 30, 2021
J. Andrew Don

/s/ YU LING WANG	Senior Vice President and Chief Financial Officer	July 30, 2021
Yu Ling Wang

/s/ ROBERT E. GEIER	Vice President and Chief Accounting Officer	July 30, 2021
Robert E. Geier

/s/ ALAN W. WATTLES	President and Director	July 30, 2021
Alan W. Wattles

/s/ BRUCE A. VITOSH	Vice President and Director	July 30, 2021
Bruce A. Vitosh

/s/ DAVID E. FELKEL	Secretary-Treasurer and Director	July 30, 2021
David E. Felkel

/s/ ANTHONY A. ANDERSON	Director	July 30, 2021
Anthony A. Anderson

/s/ THOMAS A. BAILEY	Director	July 30, 2021
Thomas A. Bailey

/s/ KEVIN M. BENDER	Director	July 30, 2021
Kevin M. Bender

/s/ ROBERT BROCKMAN	Director	July 30, 2021
Robert Brockman

/s/ CHRIS D. CHRISTENSEN	Director	July 30, 2021
Chris D. Christensen

/s/ JARED ECHTERNACH	Director	July 30, 2021
Jared Echternach

/s/ TIMOTHY ELDRIDGE	Director	July 30, 2021
Timothy Eldridge

/s/ DENNIS FULK	Director	July 30, 2021
Dennis Fulk

/s/ BARBARA E. HAMPTON	Director	July 30, 2021
Barbara E. Hampton

/s/ WILLIAM KEITH HAYWARD	Director	July 30, 2021
William Keith Hayward

/s/ MICHAEL HEINEN	Director	July 30, 2021
Michael Heinen

/s/ BRADLEY P. JANORSCHKE	Director	July 30, 2021
Bradley P. Janorschke

/s/ ANTHONY LARSON	Director	July 30, 2021
Anthony Larson

/s/ BRENT MCRAE	Director	July 30, 2021
Brent McRae

/s/ JOHN METCALF	Director	July 30, 2021
John Metcalf

/s/ KENDALL MONTGOMERY	Director	July 30, 2021
Kendall Montgomery

/s/ G. ANTHONY NORTON	Director	July 30, 2021
G. Anthony Norton

/s/ JEFFREY ALLEN REHDER	Director	July 30, 2021
Jeffrey Allen Rehder

/s/ MARK A. SUGGS	Director	July 30, 2021
Mark A. Suggs

/s/ MARSHA L. THOMPSON	Director	July 30, 2021
Marsha L. Thompson