Form 10-Q
period 2021-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2021-10-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number: 1-7102
__________________________________
NATIONAL RURAL UTILITIES
COOPERATIVE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________

District of Columbia	52-0891669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20701 Cooperative Way,	Dulles,	Virginia,	20166
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (703) 467-1800
__________________________________
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	12
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	14
4	Non-Interest Income	16
5	Derivative Gains (Losses)	17
6	Derivatives—Average Notional Amounts and Interest Rates	18
7	Comparative Swap Curves	18
8	Non-Interest Expense	19
9	Loans—Retention Rate and Repricing Selection	21
10	Total Debt Outstanding	22
11	Member Investments	23
12	Equity	24
13	Loan Portfolio Security Profile	27
14	Loan Exposure to 20 Largest Borrowers	28
15	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	31
16	Available Liquidity	33
17	Committed Bank Revolving Line of Credit Agreements	34
18	Short-Term Borrowings—Funding Sources	35
19	Long-Term and Subordinated Debt Issuances and Repayments	36
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	37
21	Collateral Pledged	38
22	Unencumbered Loans	38
23	Projected Sources and Uses of Funds	39
24	Credit Ratings	40
25	Interest Rate Sensitivity Analysis	42
26	LIBOR-Indexed Financial Instruments	43
27	Adjusted Net Income	44
28	TIER and Adjusted TIER	45
29	Adjusted Liabilities and Equity	45
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	46
31	Members’ Equity	46

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence in 2019 and spread of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”), National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC and its consolidated entities have not held any foreclosed assets since the fiscal year ended May 31, 2017. Our principal operations are currently organized for management reporting purposes into three business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC.

CFC is a member-owned, nonprofit finance cooperative association with a principal purpose of providing financing to its members to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems of providing reliable, affordable power to the customers they service. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. Because CFC is a tax-exempt cooperative, we cannot issue equity securities as a source of funding. CFC’s primary funding sources consist of a combination of public and private issuances of debt securities, member investments and retained equity. NCSC is a member-owned taxable cooperative that is permitted to provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T member-owned cooperative association. RTFC’s principal purpose is to provide financing to its rural telecommunications members and their affiliates. See “Item 1. Business” in our 2021 Form 10-K for additional information on the business structure, principal purpose, members and core business activities business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

CFC’s business operations account for the substantial majority of our loans and revenue. Loans to members totaled $28,883 million as of August 31, 2021, of which 96% was attributable to CFC. We generated total revenue, which consists of net interest income and fee and other income, of $112 million for the three months ended August 31, 2021 (“current quarter”), compared with $103 million for the three months ended August 31, 2020 (“same prior-year quarter”). Our adjusted total revenue was $85 million for the current quarter, compared with $76 million for the same prior-year quarter. We provide information on the financial performance of our business segments in “Note 14—Business Segments.”

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing material information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2021 (“fiscal year 2021”) included in our 2021 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2021 Form 10-K, as well as additional information contained elsewhere in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable U.S. GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”).

We believe our non-GAAP adjusted measures, which are not a substitute for measures determined under U.S. GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures, as the forward fair value gains and losses related to our interest rate swaps that are excluded from our non-GAAP measures do not affect our cash flows, liquidity or ability to service our debt. We provide a reconciliation of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures in the section “Non-GAAP Financial Measures.”

Table 1 provides a summary of selected financial data and the key metrics used by management in evaluating performance for the three months ended August 31, 2021 and 2020, and as of August 31, 2021 and May 31, 2021.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020	Change
Statement of operations
Net interest income:
Interest income	$283,268	$279,584	1%
Interest expense	(174,777)	(179,976)	(3)
Net interest income	108,491	99,608	9
Fee and other income	3,941	3,516	12
Total revenue	112,432	103,124	9
Benefit (provision) for credit losses	(4,003)	(326)	1,128
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(27,563)	(26,972)	2
Derivative forward value gains (losses)(3)	(144,600)	87,248	**
Derivative gains (losses)	(172,163)	60,276	**
Other non-interest income	(2,225)	4,659	**
Operating expenses(4)	(24,210)	(22,663)	7
Other non-interest expense	(256)	(332)	(23)
Income (loss) before income taxes	(90,425)	144,738	**
Income tax benefit (provision)	93	(151)	**
Net income (loss)	$(90,332)	$144,587	**

Adjusted statement of operations measures
Interest income	$283,268	$279,584	1
Interest expense	(174,777)	(179,976)	(3)
Include: Derivative cash settlements interest expense(2)	(27,563)	(26,972)	2
Adjusted interest expense(5)	(202,340)	(206,948)	(2)
Adjusted net interest income(5)	$80,928	$72,636	11

Net income (loss)	$(90,332)	$144,587	**
Exclude: Derivative forward value gains (losses)(3)	(144,600)	87,248	**
Adjusted net income(5)	$54,268	$57,339	(5)

Profitability ratios
Times interest earned ratio (TIER)(6)	0.48	1.80	(132)	bps
Adjusted TIER(5)	1.27	1.28	(1)
Net interest yield(7)	1.47%	1.42%	5
Adjusted net interest yield(5)(8)	1.09	1.04	5

Credit quality ratios
Net charge-off rate(9)	0.00	0.00	—
Nonperforming loans ratio(10)	0.80	0.84	(4)
Criticized loans ratio(11)	3.07	3.12	(5)
Allowance coverage ratio(12)	0.31	0.30	1

	August 31, 2021	May 31, 2021	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$311,961	$303,361	3%
Investment securities	605,285	611,277	(1)
Loans to members(13)	28,882,633	28,426,961	2
Allowance for credit losses	(89,535)	(85,532)	5
Loans to members, net	28,793,098	28,341,429	2
Total assets	30,091,747	29,638,363	2
Liabilities and equity:
Short-term borrowings	5,378,417	4,582,096	17
Long-term debt	20,158,891	20,603,123	(2)
Subordinated deferrable debt	986,364	986,315	—
Members’ subordinated certificates	1,253,906	1,254,660	—
Total debt outstanding	27,777,578	27,426,194	1
Total liabilities	28,837,527	28,238,484	2
Total equity	1,254,220	1,399,879	(10)

Adjusted balance sheet measures
Adjusted total liabilities(5)	$25,741,166	$25,273,384	2
Adjusted total equity(5)	4,104,505	4,106,172	—
Members’ equity(5)	1,832,771	1,836,135	—

Debt ratios
Debt-to-equity ratio(14)	22.99	20.17	14
Adjusted debt-to-equity ratio(5)	6.27	6.15	2
Liquidity coverage ratio(15)	0.83	0.99	(16)
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications may have been made for prior periods to conform to the current-period presentation.
(2)Consists of net periodic contractual interest amounts on our interest rate swaps, which we refer to as derivatives cash settlements interest expense.
(3)Consists of derivative forward value gains (losses), which represent changes in fair value during the period, excluding net periodic contractual interest amounts, related to derivatives not designated for hedge accounting.
(4)Consists of the total non-interest expense components (i) salaries and employee benefits and (ii) other general and administrative expenses, each of which is presented separately on the consolidated statements of operations.
(5)See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2021 Form 10-K for a description of each of our non-GAAP measures. See the section “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures presented in this Report to the most comparable U.S. GAAP measure.
(6)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.
(7)Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(8)Calculated based on annualized adjusted net interest income for the period divided by average interest-earning assets for the period.
(9)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total loans outstanding for the period.
(10)Calculated based on total nonperforming loans at period end divided by total loans outstanding at period end.
(11)Calculated based on loans outstanding at period end to borrowers with a borrower risk rating that falls within the criticized risk rating category, which includes special mention, substandard and doubtful, divided by total loans outstanding at period end.
(12)Calculated based on the allowance for credit losses at period end divided by total loans outstanding at period end.
(13)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of both August 31, 2021 and May 31, 2021.
(14)Calculated based on total liabilities at period end divided by total equity at period end.
(15)Calculated based on available liquidity at period end, which totaled $6,585 million and $7,090 million as of August 31, 2021 and May 31, 2021, respectively, divided by the amount of maturing debt obligations over the next 12 months at period end, which totaled $7,892 million and $7,180 million, as of each respective date.

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

We are subject to period-to-period volatility in our reported U.S. GAAP results due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under U.S. GAAP. Our financial assets and liabilities expose us to interest-rate risk. We use derivatives, primarily interest rate swaps, as part of our strategy in managing this risk. Our derivatives are intended to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under U.S. GAAP to carry derivatives at fair value on our consolidated balance sheets; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and the shape of the swap curve result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting for our interest rate swaps. As a result, the mark-to-market changes in our interest rate swaps are recorded in earnings. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps, the majority of which are longer dated, than receive-fixed swaps, the majority of which are shorter dated, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact the periodic cash settlement amounts of our interest rate swaps. Therefore, as discussed above under “Summary of Selected Financial Data,” management uses our non-GAAP adjusted measures to evaluate financial performance. Our adjusted financial results include the realized net periodic contractual interest expense amounts on our interest rate swaps but exclude the unrealized forward fair value gains and losses.

Financial Performance

Reported Results

We reported a net loss of $90 million and TIER of 0.48 for the current quarter, compared with net income of $145 million and TIER of 1.80 for the same prior-year quarter. The significant variance between our reported results for the current quarter and the same prior-year quarter was attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio increased to 22.99 as of August 31, 2021, from 20.17 as of May 31, 2021, primarily due to a decrease in equity from the combined impact of our reported net loss of $90 million and the authorized patronage capital retirement of $58 million by the CFC Board of Directors in July 2021.

We experienced a variance of $235 million between our reported net loss of $90 million for the current quarter and our reported net income of $145 million for the same prior year quarter. The variance reflected the impact of an unfavorable shift in the change in the fair value of our derivatives of $232 million between periods. We recorded derivative losses of $172 million for the current quarter due to a decrease in the net fair value of our swap portfolio resulting from decreases in medium- and longer-term swap interest rates. In contrast, we recorded derivative gains of $60 million for the same prior-year quarter due to an increase in the net fair value of our swap portfolio resulting from an increase in longer-term swap interest rates.

We experienced an increase in net interest income of $9 million, or 9%, to $108 million for the current quarter, attributable to an increase in average interest-earning assets of $1,559 million, or 6%, and an increase in the net interest yield of 5 basis points, or 4%, to 1.47%. The increase in the net interest yield was largely due to a reduction in our average cost of borrowings of 22 basis points to 2.53%, which was partially offset by a decrease in the average yield on our interest-earning assets of 16 basis point to 3.83%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment. We recorded a provision for credit losses of $4 million for the current quarter, predominantly attributable to an increase in the collective allowance due to higher expected default rates derived from third-party utility sector default data, which we use to inform the default rates used in measuring our collective allowance for credit losses, and an increase in the asset-specific allowance for loans outstanding to Brazos Electric Power Cooperative, Inc. (“Brazos”). Brazos is a Texas-based CFC power supply borrower that filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the mid-February 2021 polar vortex (the “February 2021 polar vortex”). In comparison, we recorded a provision for credit losses of less than $1 million for the same prior-year quarter, primarily attributable to an increase in the allowance resulting from growth in loans outstanding during the period.

Adjusted Non-GAAP Results

Adjusted net income totaled $54 million and adjusted TIER was 1.27 for the current quarter, compared with adjusted net income of $57 million and adjusted TIER of 1.28 for the same prior-year quarter. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratios of 6.27 as of August 31, 2021 and 6.15 as of May 31, 2021 were above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the authorized patronage capital retirement of $58 million by the CFC Board of Directors in July 2021, partially offset by our current-quarter adjusted net income.

Adjusted net interest income increased $8 million, or 11%, to $81 million for the current quarter, driven by the combined impact of an increase in average interest-earning assets of $1,559 million, or 6%, and an increase in the adjusted net interest yield of 5 basis points, or 5%, to 1.09%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 24 basis points to 2.92%, which was partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.83%, both of which were attributable to the continued low interest rate environment. The increase in adjusted net interest income of $8 million was partially offset by an increase in the provision for credit losses of $4 million. As discussed above, the provision for credit losses was $4 million for the current quarter, primarily attributable to an increase in the collective allowance due to higher expected default rates derived from third-party proxy default data and an increase in the asset-specific allowance for loans outstanding to Brazos. The provision for credit losses of less than $1 million for the same prior-year quarter was primarily attributable to an increase in loans outstanding during the period.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $28,883 million as of August 31, 2021, an increase of $456 million, or 2%, from May 31, 2021, reflecting net increases in long-term and line of credit loans of $358 million and $98 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans and RTFC loans of $384 million, $67 million and $11 million, respectively, and decreases in CFC statewide and associate loans and NCSC loans of $5 million and $1 million, respectively.

Long-term loan advances totaled $727 million during the current quarter, of which approximately 62% was provided to members for capital expenditures and approximately 35% was provided to members for operating expenses, primarily for the payment of elevated wholesale electric power costs incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $807 million during the same prior-year quarter, of which approximately 93% was provided to members for capital expenditures and 4% was provided for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $109 million that were scheduled to reprice during the current quarter. Of this total, $105 million repriced to a new long-term fixed rate and $4 million was repaid in full. In comparison, CFC had long-term fixed-rate loans totaling $79 million that were scheduled to reprice during the same prior-year quarter, of which $78 million repriced to a new long-term fixed rate and the remainder either repriced to a long-term variable rate or were repaid in full.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2021. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $28,439 million and $27,995 million as of August 31, 2021 and May 31, 2021, respectively, represented approximately 99% of total loans outstanding as of each date. Of our total loans outstanding, 93% were secured as of both August 31, 2021 and May 31, 2021.

We had loans to four borrowers, including Brazos, totaling $232 million as of August 31, 2021 and $237 million as of May 31, 2021, classified as nonperforming as of each respective date. These nonperforming loans represented 0.80% and 0.84% of total loans outstanding as of August 31, 2021 and May 31, 2021, respectively. Each of the borrowers with loans outstanding classified as nonperforming, except Brazos, has continued to make scheduled loan payments. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $86 million and $85 million as of August 31, 2021 and May 31, 2021, respectively, were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

Our allowance for credit losses and allowance coverage ratio increased to $90 million and 0.31%, respectively, as of August 31, 2021, from $86 million and 0.30%, respectively as of May 31, 2021, resulting from a current-quarter addition to the allowance of $4 million, predominantly attributable to an increase in the collective allowance due to higher expected default rates based on third-party proxy default data and an increase in the asset-specific allowance for loans outstanding to Brazos.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” in this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased $352 million, or 1% to $27,778 million as of August 31, 2021, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,010 million as of August 31, 2021 was below our targeted maximum threshold of $1,250 million.

On August 6, 2021, S&P Global Inc. (“S&P”) revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. S&P also affirmed CFC’s issuer ratings. On September 13, 2021, Fitch Ratings (“Fitch”) affirmed CFC’s issuer ratings and stable outlook. Our credit ratings by S&P, Moody’s Investors Service (“Moody’s”) and Fitch remain unchanged from August 31, 2021 through the date of this Report.

We provide additional information on our financing activities during the current quarter, as well as information on the amendment to and extension of our three-year and five-year committed bank revolving line of credit agreements under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Liquidity

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreements with The Federal Agricultural Mortgage Corporation (“Farmer Mac”) and proceeds from debt issuances to members, in private placements and in the capital markets. Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the private placement and capital markets.

As of August 31, 2021, our available liquidity totaled $6,585 million, consisting of: (i) cash and cash equivalents of $303 million; (ii) investments in debt securities with an aggregate fair value of $570 million, which is subject to change based on changes in market values; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $975 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,140 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $6,585 million as of August 31, 2021, we expect to receive $1,653 million from scheduled repayments on long-term loans over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,892 million as of August 31, 2021, consisting of short-term borrowings of $5,378 million and long-term and subordinated debt of $2,514 million. The short-term borrowings scheduled maturity amount of $5,378 million consists of member investments of $3,643 million, dealer commercial paper of $1,010 million, short-term notes payable of $500 million under the Farmer Mac revolving note purchase agreement and borrowings under a securities repurchase transaction of $225 million. The long-term and subordinated debt obligations over the next 12 months of $2,514 million consists of debt maturities and scheduled debt payment amounts to various sources.

Although our available liquidity of $6,585 million as of August 31, 2021, was $1,308 million below our total debt obligations over the next 12 months of $7,892 million, we believe we can continue to roll over member short-term investments, which totaled $3,643 million as of August 31, 2021, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. Member short-term investments in CFC have averaged $3,372 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,653 million from scheduled long-term loan principal repayments over the next 12 months.

Our available liquidity of $6,585 million as of August 31, 2021, was $2,336 million in excess of, or 1.5 times, our total debt obligations, excluding member short-term investments, over the next 12 months of $4,249 million. Our available liquidity of $6,585 million as of August 31, 2021 plus scheduled long-term loan principal repayments over the next 12 months of $1,653 million, which together total $8,238 million, was $3,989 million in excess of, or 1.9 times, our total debt obligations, excluding member short-term debt, over the next 12 months.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million for the foreseeable future. Maintaining our committed bank revolving line of credit agreements and continuing to be in compliance with the covenants of these agreements serve to mitigate our rollover risk, as we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with two banks, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

The issuance of long-term debt, which represents the most significant component of our funding, allows us to reduce our reliance on short-borrowings as well as effectively manage our refinancing and interest rate risk. We expect to continue to issue debt in the private placement and capital markets to meet our funding needs and believe that we have sufficient sources of liquidity to meet our debt obligations and support our operations over the next 12 months and for the foreseeable future.

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending February 28, 2023, in the “Liquidity Risk” section of this Report.

COVID-19 Update

We believe that the COVID-19 pandemic has not adversely affected our primary objective of providing our members with the credit products they need to fund their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date. We also believe that the overall credit quality of our loan portfolio has not been adversely affected by market, economic and other disruptions caused by the pandemic. Our electric utility cooperative borrowers operate in a sector identified by the United States (“U.S.”) government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. We have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic.

CFC has been able to maintain business continuity throughout the pandemic and has experienced no pandemic-related employee furloughs or layoffs. We currently have a mask policy for all employees at CFC headquarters, regardless of vaccination status, to protect the safety and health of our employees. We also have remote-work options available for most employees while providing in person collaboration at CFC headquarters, as we believe this working model allows CFC to provide the highest quality of service and deliver more effectively on our member-focused mission We continue to monitor and update our practices due to changes in the COVID-19 workplace safety and health standards established by Virginia as they relate to Loudoun County and guidance provided by the CDC.

Although most of the initial restrictions imposed at the onset of the pandemic in the U.S. have been relaxed or lifted as a result of the distribution of vaccines, the recent surge in COVID-19 cases could cause federal, state and local governments to reimpose certain measures and restrictions to contain the spread of COVID-19 and mitigate public health risks in jurisdictions where significant outbreaks are detected. Such actions could possibly disrupt the business, activities and operations of CFC, as well as the business and operations of our members, the extent to which are highly uncertain and depend on future developments, which include, among others, the severity and duration of the recent COVID-19 resurgence, vaccination rates, the longer-term efficacy of vaccinations and the potential emergence of new, more transmissible severe variants.

As part of our credit risk management process, we maintain ongoing communications with our members, closely monitor developments and review key credit metrics to facilitate the timely identification and active management of loans to borrowers with potential credit weaknesses and assess any notable shifts in the credit quality of our loan portfolio due to the pandemic or to other factors. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance of our members.

We provide additional information on actions taken in response to the pandemic to protect the safety and health of our employees under “Item 1. Business—Human Capital” and “Item 7. MD&A—Executive Summary” in our 2021 Form 10-K.

Outlook

As indicated in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth over the next 12 months of $696 million. We believe that our current projected loan growth, coupled with our current estimated cost of funding this loan growth, will result in a slight increase in our net interest income and adjusted net interest income over this period. However, we expect a slight decrease in our net interest yield and adjusted net interest yield over the next 12 months, as we anticipate an increase in the cost of borrowings needed to fund our projected loan growth over the next 12 months. We expect that our adjusted debt-to-equity ratio, which excludes the impact of derivative forward fair value gains and losses, will remain elevated above our target threshold of 6.00-to-1 in the near term due to a projected increase in total debt outstanding to fund the anticipated growth in our loan portfolio. Our reported income and equity include the impact of periodic unrealized fluctuations in the fair value of our interest rate swaps. These periodic fluctuations are primarily driven by changes in expected interest rates over the life of the swaps, which we are unable to predict because the majority of our swaps are long-term, with an average remaining life of approximately 15 years as of August 31, 2021. We therefore exclude the potential impact of derivative forward value gains and losses from our forecasted adjusted net income-related measures.

As noted above, on August 6, 2021, S&P revised its outlook on CFC to stable from negative based on S&P’s view that the risk we would experience substantial further losses stemming from the February 2021 polar vortex had diminished. We continue to believe that the significant adverse financial impact from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our outstanding loan exposure to Brazos and Rayburn Country Electric Cooperative, Inc. (“Rayburn”) and that the overall credit quality of our loan portfolio remained high as of August 31, 2021. Loans outstanding to Brazos and Rayburn of $86 million and $375 million, respectively, together totaled $461 million as of

August 31, 2021, of which $184 million was secured and $277 million was unsecured. In June 2021, Texas enacted securitization legislation that offers financing programs for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. We believe Brazos and Rayburn qualify for the financing programs, but we are currently uncertain whether Brazos will utilize the provisions available under this legislation. In filings made with the Public Utility Commission of Texas, Rayburn has stated that it intends to utilize the securitization legislation to finance its elevated power costs and has taken steps to begin the process to do so. However, there are many factors that may impact the outcome of a securitization transaction and the ultimate collectibility of Rayburn’s loans outstanding, which we are unable to predict.

See “Item 1A. Risk Factors” in our 2021 Form 10-K for a discussion of the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2021 Form 10-K.

Certain accounting policies are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting policy.We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio—Current Methodology” in our 2021 Form 10-K.

We identify the key inputs used in determining the allowance for loan losses, discuss the assumptions that require the most significant management judgment and provide and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses of $86 million as of May 31, 2021 under “Item 7. MD&A—Critical Accounting Policies and Estimates” in our 2021 Form 10-K. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter. We experienced an increase in our allowance for credit losses of $4 million during the current quarter to $90 million as of August 31, 2021, which was primarily attributable to an increase in the collective allowance due to higher expected default rates derived from third-party proxy default data and an increase in the asset-specific allowance for loans outstanding to Brazos.

Management has discussed the significant judgments, key inputs and assumptions in applying our critical accounting policy governing the measurement of the allowance for credit losses with the Audit Committee of the CFC Board of Directors. We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as a critical accounting policy under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2021 Form 10-K. We provide additional information on the allowance for credit losses under “Credit Risk—Allowance for Credit Losses” section and in “Note 5—Allowance for Credit Losses” in this Report.

RECENT ACCOUNTING CHANGES AND OTHER DEVELOPMENTS

Recent Accounting Changes

We provide information on recently adopted accounting standards and the adoption impact on CFC’s consolidated financial statements and recently issued accounting standards not yet required to be adopted and the expected adoption impact in “Note 1—Summary of Significant Accounting Policies.” To the extent we believe the adoption of new accounting standards has had or will have a material impact on our consolidated results of operations, financial condition or liquidity, we discuss the impact in the applicable section(s) of this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended August 31, 2021 and 2020. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of August 31, 2021 and amounts reported as of May 31, 2021. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income, which is our largest source of revenue, represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities plus the impact of non-interest bearing funding. We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by proportionately funding large aggregated amounts of loans.

Table 2 presents average balances for the three months ended August 31, 2021 and 2020, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$25,446,598	$263,085	4.10%	$24,607,166	$263,184	4.24%
Long-term variable-rate loans	763,746	4,278	2.22	686,024	4,400	2.54
Line of credit loans	2,141,864	11,621	2.15	1,416,678	8,242	2.31
Troubled debt restructuring (“TDR”) loans	9,925	192	7.67	10,781	207	7.62
Nonperforming loans	233,641	—	—	164,758	—	—
Other, net(2)	—	(357)	—	—	(335)	—
Total loans	28,595,774	278,819	3.87	26,885,407	275,698	4.07
Cash, time deposits and investment securities	754,485	4,449	2.34	906,308	3,886	1.70
Total interest-earning assets	$29,350,259	$283,268	3.83%	$27,791,715	$279,584	3.99%
Other assets, less allowance for credit losses(3)	544,647			476,024
Total assets(3)	$29,894,906			$28,267,739

Liabilities:
Commercial paper	$2,523,651	$2,148	0.34%	$1,751,120	$2,062	0.47%
Other short-term borrowings	1,967,482	1,245	0.25	2,113,767	2,279	0.43
Total short-term borrowings	4,491,133	3,393	0.30	3,864,887	$4,341	0.45
Medium-term notes	4,315,374	25,772	2.37	3,684,835	29,887	3.22
Collateral trust bonds	7,193,391	63,142	3.48	6,850,779	62,593	3.62
Guaranteed Underwriter Program notes payable	6,248,775	43,570	2.77	6,242,813	42,413	2.70
Farmer Mac notes payable	2,954,384	12,341	1.66	3,052,451	13,933	1.81
Other notes payable	8,241	48	2.31	11,625	87	2.97
Subordinated deferrable debt	986,332	12,882	5.18	986,136	12,890	5.19
Subordinated certificates	1,253,971	13,629	4.31	1,307,879	13,832	4.20
Total interest-bearing liabilities	$27,451,601	$174,777	2.53%	$26,001,405	$179,976	2.75%
Other liabilities(3)	1,091,762			1,591,883
Total liabilities(3)	28,543,363			27,593,288
Total equity(3)	1,351,543			674,451
Total liabilities and equity(3)	$29,894,906			$28,267,739
Net interest spread(4)			1.30%			1.24%
Impact of non-interest bearing funding(5)			0.17			0.18
Net interest income/net interest yield(6)		$108,491	1.47%		$99,608	1.42%

Adjusted net interest income/adjusted net interest yield:
Interest income		$283,268	3.83%		$279,584	3.99%
Interest expense		174,777	2.53		179,976	2.75
Add: Net periodic derivative cash settlements interest expense(7)		27,563	1.25		26,972	1.16
Adjusted interest expense/adjusted average cost(8)		$202,340	2.92%		$206,948	3.16%
Adjusted net interest spread(6)			0.91%			0.83%
Impact of non-interest bearing funding(5)			0.18			0.21
Adjusted net interest income/adjusted net interest yield(9)		$80,928	1.09%		$72,636	1.04%

___________________________
(1)Interest income on long-term, fixed-rate loans includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.
(3)The average balance represents average monthly balances, which is calculated based on the month-end balance as of the beginning of the reporting period and the balances as of the end of each month included in the specified reporting period.
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
(7)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $8,742 million and $9,225 million for the three months ended August 31, 2021 and 2020, respectively.
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

Table 3 displays the change in net interest income between periods and the extent to which the variance for each category of interest-earning assets and interest-bearing liabilities is attributable to: (i) changes in volume, which represents the change in the average balances of our interest-earning assets and interest-bearing liabilities or volume and (ii) changes in the rate, which represents the change in the average interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31,
	2021 versus 2020
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$(99)	$8,978	$(9,077)
Long-term variable-rate loans	(122)	498	(620)
Line of credit loans	3,379	4,219	(840)
TDR loans	(15)	(16)	1
Other, net	(22)	—	(22)
Total loans	3,121	13,679	(10,558)
Cash, time deposits and investment securities	563	(651)	1,214
Total interest income	3,684	13,028	(9,344)

Interest expense:
Commercial paper	86	910	(824)
Other short-term borrowings	(1,034)	(158)	(876)
Total short-term borrowings	(948)	752	(1,700)
Medium-term notes	(4,115)	5,114	(9,229)
Collateral trust bonds	549	3,130	(2,581)
Guaranteed Underwriter Program notes payable	1,157	41	1,116
Farmer Mac notes payable	(1,592)	(448)	(1,144)
Other notes payable	(39)	(25)	(14)
Subordinated deferrable debt	(8)	3	(11)
Subordinated certificates	(203)	(570)	367
Total interest expense	(5,199)	7,997	(13,196)

Net interest income	$8,883	$5,031	$3,852

Adjusted net interest income:
Interest income	$3,684	$13,028	$(9,344)
Interest expense	(5,199)	7,997	(13,196)
Net periodic derivative cash settlements interest expense(2)	591	(1,415)	2,006
Adjusted interest expense(3)	(4,608)	6,582	(11,190)
Adjusted net interest income	$8,292	$6,446	$1,846
____________________________
(1)The changes for each category of interest income and interest expense represent changes in either average balances (volume) or average rates for both interest-earning assets and interest-bearing liabilities. We allocate the amount attributable to the combined impact of volume and rate to the rate variance.
(2)For the net periodic derivative cash settlements interest amount, the variance due to average volume represents the change in the net periodic derivative cash settlements interest expense amount resulting from the change in the average notional amount of derivative contracts outstanding. The variance due to average rate represents the change in the net periodic derivative cash settlements amount resulting from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(3)See “Non-GAAP Financial Measures” for additional information on our adjusted non-GAAP measures.

Reported Net Interest Income

Reported net interest income of $108 million for the current quarter increased $9 million, or 9%, from the same prior-year quarter, driven by an increase in average interest-earning assets of $1,559 million, or 6%, and an increase in the net interest yield of 5 basis points, or 4%, to 1.47%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current quarter was attributable to growth in average total loans of $1,710 million, or 6% including an increase in average long-term fixed-rate loans of $839 million, or 3%, coupled with an increase in average line of credit loans of $725 million, or 51%. The lower interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments and refinance with us loans made by other lenders at a reduced fixed rate of interest. The increase in average line of credit loans was largely attributable to loans advanced to one distribution member that experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes and loans advanced to several Texas-based power supply borrowers that incurred increased costs during the February 2021 polar vortex.

•Net Interest Yield: The increase in the net interest yield of 5 basis points, or 4%, was primarily attributable to a reduction in our average cost of borrowings of 22 basis points to 2.53%, partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.83%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment. As a result, we experienced significant reductions in the cost of our short-term and variable-rate funding and in the average yield on our loans, as higher interest rate loans that matured or repriced were replaced by new loans with lower interest rates.

Adjusted Net Interest Income

Adjusted net interest income of $81 million for the current quarter increased $8 million, or 11%, from the same prior-year quarter, driven by the combined impact of an increase in average interest-earning assets of $1,559 million, or 6%, and an increase in the adjusted net interest yield of 5 basis points, or 5%, to 1.09%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current quarter was primarily driven by the growth in average total loans of $1,710 million, or 6%, attributable to the increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 5 basis points, or 5%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 24 basis points to 2.92%, which was partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.83%, both of which were attributable to the continued low interest rate environment.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $28 million for the current quarter, compared with $27 million for the same prior-year quarter. The floating-rate payments on our interest rate swaps are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) rate. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate decreased 12 basis points over the last 12 months to 0.12% as of August 31, 2021, resulting in a decrease in received floating interest amounts and contributing to a slight increase in the net periodic derivative cash settlements interest expense amount recorded in the current quarter versus in the same prior-year quarter.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio increased to $90 million and 0.31%, respectively, as of August 31, 2021, from $86 million and 0.30%, respectively as of May 31, 2021, resulting from a current-quarter addition to the allowance of $4 million.

As a result of the current-quarter addition to the allowance, we recorded a provision for credit losses of $4 million, which was primarily attributable an increase in the collective allowance due to higher expected default rates derived from third-party utility sector default data, which we use to inform the default rates used in measuring our collective allowance for credit losses, and an increase in the asset-specific allowance for loans outstanding to Brazos. In comparison, we recorded a provision for credit losses of less than $1 million for the same prior-year quarter, primarily attributable to an increase in loans outstanding during the period.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2021 Form 10-K and provide additional information on our allowance for credit losses under “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities.

Table 4 presents the components of non-interest income recorded in our consolidated statements of operations for the three months ended August 31, 2021 and 2020.

Table 4: Non-Interest Income

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Non-interest income components:
Fee and other income	$3,941	$3,516
Derivative gains (losses)	(172,163)	60,276
Investment securities gains (losses)	(2,225)	4,659
Total non-interest income	$(170,447)	$68,451

The significant variance in non-interest income between the current quarter and the same prior-year quarter was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an unfavorable shift in investment securities gains and losses of $7 million, as we recorded losses on investment securities of $2 million in the current quarter versus investment gains of $5 million in the same prior-year quarter, both of which were largely due to changes in the market value of our investment securities during each period.

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

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which mature on October 29, 2021, were designated and qualify as cash flow hedges. We therefore recorded changes in the fair value of the treasury locks in AOCI during the current quarter. We had an unrealized gain related to these treasury locks of less than $1 million recorded in AOCI as of August 31, 2021. We did not have any derivatives designated as accounting hedges as of May 31, 2021.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three months ended August 31, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(27,563)	$(26,972)
Derivative forward value gains (losses)	(144,600)	87,248
Derivative gains (losses)	$(172,163)	$60,276

We recorded derivative losses of $172 million for the three months ended August 31, 2021 due to a decrease in the net fair value of our swap portfolio resulting from decreases in medium- and longer-term swap interest rates, as depicted by the comparative by the comparative August 31, 2021 and May 31, 2021 swap curves presented in Table 7 below.

In contrast, we recorded derivative gains of $60 million for the three months ended August 31, 2020 due to an increase in the net fair value of our swap portfolio resulting from an increase in longer-term swap interest rates, as depicted by the comparative August 31, 2020 and May 31, 2020 swap curves presented in Table 7 below.

Derivative Cash Settlements

As indicated in Table 5 above and discussed above under “Consolidated Results of Operations—Net Interest Income—Adjusted Net Interest Income, we recorded net periodic derivative cash settlements interest expense of $28 million for the current quarter compared with $27 million recorded for the same prior-year quarter. The slight increase in the net periodic derivative settlements interest expense was attributable to a decrease in the 3-month LIBOR over the last 12 months.

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 72% and 73% of the outstanding notional amount of our derivative portfolio as of August 31, 2021 and May 31, 2021, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended August 31,
	2021			2020
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,342,578	2.63%	0.16%	$6,579,420	2.78%	0.38%
Receive-fixed swaps	2,399,000	0.89	2.80	2,646,826	1.21	2.76
Total	$8,741,578	2.15%	0.88%	$9,226,246	2.33%	1.06%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of August 31, 2021. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of August 31, 2020.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of August 31, 2021, May 31, 2021, August 31, 2020 and May 31, 2020.

Table 7: Comparative Swap Curves

2.25%
2.00%
1.75%
1.50%
1.25%
1.00%
0.75%
0.50%
0.25%
0.00%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
0.34%
0.24%
0.13%
0.12%
0.30%
0.25%
0.23%
0.22%
0.88%
0.86%
0.36%
0.34%
1.56%
1.32%
0.72%
0.64%
2.00%
1.65%
1.10%
0.94%
August 31, 2021
May 31, 2021
August 31, 2020
May 31, 2020

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2021 Form 10-K for information on how we estimate the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three months ended August 31, 2021 and 2020.

Table 8: Non-Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Non-interest expense components:
Salaries and employee benefits	$(13,310)	$(13,133)
Other general and administrative expenses	(10,900)	(9,530)
Operating expenses	(24,210)	(22,663)
Other non-interest expense	(256)	(332)
Total non-interest expense	$(24,466)	$(22,995)

Non-interest expense of $24 million for the three months ended August 31, 2021 increased $1 million, or 6%, from the same prior-year quarter, primarily attributable to an increase in other general and administrative expenses due to higher travel and meeting costs, as we lifted certain restrictions put in place at the onset of the COVID-19 pandemic and resumed business travel and in-person corporate meetings and events that were cancelled during the prior-year quarter due to the pandemic.

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

We recorded a net loss attributable to noncontrolling interests of less than $1 million for the current quarter. In comparison, we recorded net income attributable to noncontrolling interests of less than $1 million for the same prior-year quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $454 million, or 2%, to $30,092 million as of August 31, 2021, primarily due to growth in our loan portfolio. Similarly, we experienced an increase in total liabilities of $600 million, or 2%, to $28,838 million as of August 31, 2021, largely due to the issuances of debt to partially fund the growth in our loan portfolio. Total equity decreased $146 million to $1,254 million as of August 31, 2021, due to our reported net loss of $90 million for the current quarter and the authorized patronage capital retirement of $58 million by the CFC Board of Directors in July 2021.

Below is a discussion of changes in the major components of our assets and liabilities during the current quarter. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2021 Form 10-K.

Loans Outstanding

Loans to members totaled $28,883 million and $28,427 million as of August 31, 2021 and May 31, 2021, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both August 31, 2021 and May 31, 2021.The increase in loans to members of $456 million, or 2%, from May 31, 2021, was attributable to net increases in long-term and line of credit loans of $358 million and $98 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans and RTFC loans of $384 million, $67 million and $11 million, respectively, and decreases in CFC statewide and associate loans and NCSC loans of $5 million and $1 million, respectively.

Long-term loan advances totaled $727 million during the current quarter, of which approximately 62% was provided to members for capital expenditures and approximately 35% was provided to members for operating expenses, primarily for the payment of elevated wholesale electric power costs incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $807 million during the same prior-year quarter, of which approximately 93% was provided to members for capital expenditures and 4% was provided for the refinancing of loans made by other lenders.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk.” Also refer to “Note 4—Loans” for addition information on our loans to members.

Loans—Retention Rate

Long-term fixed-rate loans accounted for 89% and 90%, respectively, of our loans to members of $28,883 million as of August 31, 2021 and $28,427 million as of May 31, 2021. Borrowers that select a fixed rate on a loan advance under a long-term loan facility have the option of choosing a term on the advance between one year and the final maturity date of the loan. At the expiration of a selected fixed-rate term, or the repricing date, borrowers have the option of: (i) selecting CFC’s current long-term fixed rate for a term ranging from one year up to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 9 displays the retention rate of CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the three months ended August 31, 2021 and in fiscal year 2021, and the repricing option selected by borrowers for loans retained by CFC.

Table 9: Loans—Retention Rate and Repricing Selection(1)

	Three Months Ended		Fiscal Year Ended
	August 31, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Borrower option selected at repricing:
Loans retained:
Long-term fixed rate selected	$104,583	96%	$383,939	97%
Long-term variable rate selected	—	—	9,564	2
Total loans retained by CFC	104,583	96	393,503	99
Loans repaid	4,187	4	3,508	1
Total	$108,770	100%	$397,011	100%
____________________________
(1)Reflects repricing for CFC long-term fixed-rate loans only. Excludes NCSC and RTFC long-term fixed-rate loans.

As displayed in Table 9, of the loans that repriced during the current quarter and during fiscal year 2021, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average annual retention rate, calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during each of the three fiscal years ended May 31, 2021.

Debt

We utilize both short-term borrowings and long-term debt as part of our funding strategy and asset/liability interest rate risk management. We seek to maintain diversified funding sources, including our members, affiliates and the capital markets, across products, programs and markets to manage funding concentrations and reduce our liquidity or debt rollover risk. Our funding sources include a variety of secured and unsecured debt securities, in a wide range of maturities, to our members and affiliates and in the capital markets.

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of August 31, 2021 and May 31, 2021. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	August 31, 2021	May 31, 2021	Change
Debt product type:
Commercial paper:
Members, at par	$1,135,587	$1,124,607	$10,980
Dealer, net of discounts	1,009,967	894,977	114,990
Total commercial paper	2,145,554	2,019,584	125,970
Select notes to members	1,699,382	1,539,150	160,232
Daily liquidity fund notes to members	449,266	460,556	(11,290)
Securities sold under repurchase agreements	225,435	200,115	25,320
Medium-term notes:
Members, at par	578,876	595,037	(16,161)
Dealer, net of discounts	3,644,723	3,923,385	(278,662)
Total medium-term notes	4,223,599	4,518,422	(294,823)
Collateral trust bonds	7,196,122	7,191,944	4,178
Guaranteed Underwriter Program notes payable	6,229,957	6,269,303	(39,346)
Farmer Mac notes payable	3,359,744	2,977,909	381,835
Other notes payable	8,249	8,236	13
Subordinated deferrable debt	986,364	986,315	49
Members’ subordinated certificates:
Membership subordinated certificates	628,594	628,594	—
Loan and guarantee subordinated certificates	386,142	386,896	(754)
Member capital securities	239,170	239,170	—
Total members’ subordinated certificates	1,253,906	1,254,660	(754)
Total debt outstanding	$27,777,578	$27,426,194	$351,384

Security type:
Secured debt	61%	61%
Unsecured debt	39	39
Total	100%	100%

Funding source:
Members	18%	18%
Private placement:
Guaranteed Underwriter Program notes payable	23	23
Farmer Mac notes payable	12	11
Total private placement	35	34
Capital markets	47	48
Total	100%	100%

Interest rate type:
Fixed-rate debt	78%	77%
Variable-rate debt	22	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	92%	93%
Variable-rate debt(2)	8	7
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	19%	17%
Long-term and subordinated debt(4)	81	83
Total	100%	100%

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

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. The increase in debt outstanding of $352 million, or 1%, to $27,778 million as of August 31, 2021, was attributable to borrowings to fund the increase in loans to members. Dealer commercial paper outstanding of $1,010 million as of August 31, 2021 was below our targeted maximum threshold of $1,250 million.

Below is a summary of significant financing activities during the current quarter:
•On June 7, 2021, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2024 and November 28, 2025, respectively, and to terminate certain bank commitments totaling $70 million under the three-year agreement and $55 million under the five-year agreement. The terminations reduced the total commitment amount under the three-year facility to $1,245 million and the five-year facility to $1,355 million, resulting in an aggregate commitment amount under the two facilities of $2,600 million.
•On August 18, 2021, we borrowed $500 million, which matures on October 20, 2021, under the revolving note purchase agreement with Farmer Mac.
•On August 27, 2021, we obtained short-term funding of $225 million under a repurchase transaction collateralized by investment-grade corporate debt securities in our investment securities portfolio. We repurchased the securities, which were classified as trading and had an aggregate fair value of $236 million as of August 31, 2021, on September 3, 2021.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays member debt outstanding, by product type, as of August 31, 2021 and May 31, 2021.

Table 11: Member Investments

	August 31, 2021		May 31, 2021		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,135,587	53%	$1,124,607	56%	$10,980
Select notes	1,699,382	100	1,539,150	100	160,232
Daily liquidity fund notes	449,266	100	460,556	100	(11,290)
Medium-term notes	578,876	14	595,037	13	(16,161)
Members’ subordinated certificates	1,253,906	100	1,254,660	100	(754)
Total member investments	$5,117,017		$4,974,010		$143,007

Percentage of total debt outstanding	18%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 18% of total debt outstanding as of both August 31, 2021 and May 31, 2021. Over the last twelve fiscal quarters, our outstanding member investments as of the end of each quarter has averaged $5,035 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $5,378 million and accounted for 19% of total debt outstanding as of August 31, 2021, compared with $4,582 million and 17% of total debt outstanding as of May 31, 2021.

See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under our note purchase agreement with Farmer Mac. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Long-term and subordinated debt of $22,399 million and $22,844 million as of August 31, 2021 and May 31, 2021, respectively, accounted for 81% and 83% of total debt outstanding as of each respective date.

We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Equity

Table 12 presents the components of total CFC equity and total equity as of August 31, 2021 and May 31, 2021.

Table 12: Equity

(Dollars in thousands)	August 31, 2021	May 31, 2021
Equity components:
Membership fees and educational fund:
Membership fees	$968	$968
Educational fund	1,788	2,157
Total membership fees and educational fund	2,756	3,125
Patronage capital allocated	866,405	923,970
Members’ capital reserve	909,749	909,749
Total allocated equity	1,778,910	1,836,844
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(461,162)	(1,079,739)
Year-to-date derivative forward value gains (losses) (1)	(144,464)	618,577
Period-end cumulative derivative forward value losses(1)	(605,626)	(461,162)
Other unallocated net income (loss)	53,861	(709)
Unallocated net loss	(551,765)	(461,871)
CFC retained equity	1,227,145	1,374,973
Accumulated other comprehensive loss	365	(25)
Total CFC equity	1,227,510	1,374,948
Noncontrolling interests	26,710	24,931
Total equity	$1,254,220	$1,399,879
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 29 in the “Non-GAAP Financial Measures” section below. Also, see “Note 14—Business Segments” for the statements of operations for CFC.

The decrease in total equity of $146 million to $1,254 million as of August 31, 2021 was attributable to our reported net loss of $90 million for the current quarter and the authorized patronage capital retirement of $58 million by the CFC Board of Directors in July 2021.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia regulations governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia cooperative regulations. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2021 Form 10-K.

In May 2021, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2021 to the cooperative educational fund. In July 2021, the CFC Board of Directors authorized the allocation of fiscal year 2021 adjusted net income as follows: $90 million to members in the form of patronage capital and $102 million to the members’ capital reserve. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In July 2021, the CFC Board of Directors also authorized the retirement of patronage capital totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021, and $13 million represented the portion of the allocation from fiscal year 1996 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2021. The remaining portion of the patronage capital allocation for fiscal year 2021 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

•Operational risk is the risk of loss resulting from inadequate or failed internal controls, processes, systems, human error or external events, including natural disasters or public health emergencies, such as the current COVID-19 pandemic. Operational risk also includes cybersecurity risk, compliance risk, fiduciary risk, reputational risk and litigation risk.

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

We provide a discussion of our risk management framework in our 2021 Form 10-K under “Item 7. MD&A—Risk Management” and describe how we manage these risks under each respective MD&A section in our 2021 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and purchasing investment securities.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $28,440 million and $27,995 million as of August 31, 2021 and May 31, 2021, respectively, representing 99% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 89% and 90% of total loans outstanding as of August 31, 2021 and May 31, 2021, respectively.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio inherently subject to single-industry and single-obligor credit concentration risk since our inception in 1969. We historically, however, have experienced limited defaults and losses in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Fourth, electric cooperatives tend to adhere to a conservative core business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default.

Below we provide information on the credit risk profile of our loan portfolio, including security provisions, credit concentration, credit quality indicators and our allowance for credit losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 13 presents, by loan type and by company, secured and unsecured loans in our loan portfolio as of August 31, 2021 and May 31, 2021. Of our total loans outstanding, 93% were secured as of both August 31, 2021 and May 31, 2021.

Table 13: Loan Portfolio Security Profile

	August 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$21,137,293	94%	$1,273,639	6%	$22,410,932
Power supply	4,550,922	87	670,159	13	5,221,081
Statewide and associate	88,485	87	12,927	13	101,412
Total CFC	25,776,700	93	1,956,725	7	$27,733,425
NCSC	679,168	96	26,723	4	705,891
RTFC	412,588	96	18,854	4	431,442
Total loans outstanding(1)	$26,868,456	93	$2,002,302	7	$28,870,758

Loan type:
Long-term loans:
Fixed rate	$25,427,575	99%	$220,803	1%	$25,648,378
Variable rate	880,399	100	2,741	—	883,140
Total long-term loans	26,307,974	99	223,544	1	26,531,518
Line of credit loans	560,482	24	1,778,758	76	2,339,240
Total loans outstanding(1)	$26,868,456	93	$2,002,302	7	$28,870,758

	May 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$20,702,657	94%	$1,324,766	6%	$22,027,423
Power supply	4,458,311	86	696,001	14	5,154,312
Statewide and associate	88,004	83	18,117	17	106,121
Total CFC	$25,248,972	93	2,038,884	7	27,287,856
NCSC	662,782	94	44,086	6	706,868
RTFC	399,717	95	20,666	5	420,383
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

Loan type:
Long-term loans:
Fixed rate	$25,278,805	99%	$235,961	1%	$25,514,766
Variable rate	655,675	100	2,904	—	658,579
Total long-term loans	25,934,480	99	238,865	1	26,173,345
Line of credit loans	376,991	17	1,864,771	83	2,241,762
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2021 and May 31, 2021.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk, and loans outstanding to electric utility organizations represented approximately 99% of our total loans outstanding of $28,440 million as of August 31, 2021 and $27,995 million as of May 31, 2021.

Single-Obligor Concentration

Table 14 displays the outstanding loan exposure for our 20 largest borrowers, by member class, as of August 31, 2021 and May 31, 2021. Our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of both August 31, 2021 and May 31, 2021. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both August 31, 2021 and May 31, 2021.

Table 14: Loan Exposure to 20 Largest Borrowers

	August 31, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,325,175	11%	$3,312,571	12%
Power supply	2,789,703	10	2,665,771	9
Total CFC	6,114,878	21	5,978,342	21
NCSC	201,312	1	203,392	1
Total loan exposure to 20 largest borrowers	6,316,190	22	6,181,734	22
Less: Loans covered under Farmer Mac standby purchase commitment	(303,630)	(1)	(308,580)	(1)
Net loan exposure to 20 largest borrowers	$6,012,560	21%	$5,873,154	21%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $493 million and $512 million as of August 31, 2021 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $304 million and $309 million as of August 31, 2021 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 21% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS, which totaled $137 million and $139 million as of August 31, 2021 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 896 and 892 as of August 31, 2021 and May 31, 2021, respectively, located in 49 states. Of the 896 borrowers with loans outstanding as of August 31, 2021, 50 were electric power supply borrowers. In comparison, of the 892 borrowers with loans outstanding as of May 31, 2021, 49 were electric power supply borrowers. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 and 67 borrowers with loans outstanding as of August 31, 2021 and May 31, 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $5,102 million and $4,878 million as of August 31, 2021 and May 31, 2021, respectively, and accounted for approximately 18% and 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $170 million and $172 million as of August 31, 2021 and May 31, 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which slightly reduced our credit risk exposure to Texas-based borrowers. Of the 50 electric power supply borrowers with loans outstanding as of August 31, 2021, eight were located in Texas.

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

We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2021. Although we experienced an increase in nonperforming and criticized loans in the third quarter of fiscal year 2021 due to the significant adverse financial impact that the elevated wholesale power costs during the February 2021 polar vortex had on Brazos and Rayburn, we continue to believe that our risk of loss from conditions during the February 2021 polar vortex is primarily limited to these two CFC Texas-based electric power supply borrowers. Because of its bankruptcy filing in March 2021, Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As such, we have not received scheduled loan payments from Brazos and its loans are delinquent. With the exception of Brazos, all of our borrowers have been making scheduled payments in accordance with the terms of their loan agreements and we had no other delinquent loans as of either August 31, 2021 or May 31, 2021.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. We had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, totaling $10 million as of both August 31, 2021 and May 31, 2021. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of August 31, 2021 and May 31, 2021. We did not have any TDR loans classified as nonperforming as of August 31, 2021 or May 31, 2021. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

We provide additional information on TDR loans under “Note 4—Loans—Credit Quality Indicators—Troubled Debt Restructurings.”

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

We had loans to four borrowers, including Brazos, totaling $232 million as of August 31, 2021, and $237 million as of May 31, 2021, classified as nonperforming as of each respective date. These nonperforming loans represented 0.80% and 0.84% of total loans outstanding as of August 31, 2021 and May 31, 2021, respectively. Each of the borrowers with loans outstanding classified as nonperforming, except Brazos, has continued to make scheduled loan payments. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $86 million and $85 million as of August 31, 2021 and May 31, 2021, respectively, were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no loan charge-offs during the current quarter, nor during the same prior-year quarter. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in determining our allowance for credit losses.

Criticized loans totaled $887 million and $886 million as of August 31, 2021 and May 31, 2021, respectively, and represented approximately 3% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of August 31, 2021 and May 31, 2021. As noted above under “Nonperforming Loans” Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

We provide additional information on our borrower risk rating framework in our 2021 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” in this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

Allowance for Credit Losses

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

Table 15 presents, by member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio and the allowance components as of August 31, 2021 and May 31, 2021.

Table 15: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2021			May 31, 2021
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)
Member class:
CFC:
Distribution	$22,410,932	$15,369	0.07%	$22,027,423	$13,426	0.06%
Power supply	5,221,081	66,469	1.27	5,154,312	64,646	1.25
Statewide and associate	101,412	1,422	1.40	106,121	1,391	1.31
Total CFC	27,733,425	83,260	0.30	27,287,856	79,463	0.29
NCSC	705,891	1,455	0.21	706,868	1,374	0.19
RTFC	431,442	4,820	1.12	420,383	4,695	1.12
Total	$28,870,758	$89,535	0.31	$28,415,107	$85,532	0.30

Allowance components:
Collective allowance	$28,629,270	$45,119	0.16%	$28,167,639	$42,442	0.15%
Asset-specific allowance	241,488	44,416	18.39	247,468	43,090	17.41
Total allowance for credit losses	$28,870,758	$89,535	0.31	$28,415,107	$85,532	0.30

Allowance coverage ratios:
Percentage of nonperforming and nonaccrual loans (3)	$231,642		38.65%	$237,497		36.01%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2021 and May 31, 2021.
(2)Calculated based on the allowance for credit losses attributable to each member class divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses and allowance coverage ratio increased to $90 million and 0.31%, respectively, as of August 31, 2021, from $86 million and 0.30%, respectively as of May 31, 2021, resulting from a current-quarter addition to the allowance of $4 million, predominantly attributable to an increase in the collective allowance due to higher expected default rates derived from third-party utility sector default data, which we use to inform the default rates used in measuring our collective allowance for credit losses, and an increase in the asset-specific allowance for loans outstanding to Brazos.

February 2021 Polar Vortex— CFC Texas Exposure

We continue to believe that the significant adverse financial impact from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our outstanding loan exposure to Brazos and Rayburn of $86 million and $375 million, respectively, as of August 31, 2021. In June 2021, Texas enacted securitization legislation that offers financing programs for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. We believe Brazos and Rayburn qualify for the financing programs, but we are currently uncertain whether Brazos will utilize the provisions available under this legislation. In filings made with the Public Utility Commission of Texas, Rayburn has stated that it intends to utilize the securitization legislation to finance its elevated power costs and has taken steps to begin the process to do so. However, there are many factors that may impact the outcome of a securitization transaction and the ultimate collectibility of Rayburn’s loans outstanding, which we are unable to predict.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses” and provide information on the management judgment and uncertainties involved in our determining the allowance for credit losses in “MD&A—Critical Accounting Policies and Estimates—Allowance for Credit Losses” in our 2021 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Our active derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to A- by S&P as of August 31, 2021. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 24% of the total outstanding notional amount of derivatives as of both August 31, 2021 and May 31, 2021.

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

Our senior unsecured credit ratings from Moody’s, S&P, and Fitch were A2, A- and A, respectively, as of August 31, 2021. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2021. We had $6,130 million of outstanding notional amounts of our derivative contracts with rating triggers as of August 31, 2021, with required net payments of $427 million if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty’s master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts. We provide additional detail on the notional amount and payments due on these derivative contracts in “Note 9—Derivative Instruments and Hedging Activities.”

In addition, we had an interest rate swap agreement with one counterparty that is subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of interest rate swaps with this counterparty totaled $224 million as of August 31, 2021, and the swaps were in an unrealized loss position of $33 million as of August 31, 2021.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $450 million as of August 31, 2021, compared with $344 million as of May 31, 2021. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of August 31, 2021. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prior to maturity because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” in our 2021 Form 10-K and “Item 1A. Risk Factors” in this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2021 Form 10-K.

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and proceeds from debt issuances to members, in private placements and in the capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the private placement and capital markets.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 16 presents our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2021 and May 31, 2021.

Table 16: Available Liquidity

	August 31, 2021			May 31, 2021
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and cash equivalents	$303	$—	$303	$295	$—	$295
Debt securities investment portfolio(1)	570	—	570	576	—	576
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,173	7,198	975	8,173	7,198	975
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	3,360	2,140	5,500	2,978	2,522
Total available liquidity	$17,146	$10,561	$6,585	$17,269	$10,179	$7,090
____________________________
(1)Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity. We had investment-grade corporate debt securities with an aggregate fair value of $236 million and $211 million as of August 31, 2021 and May 31, 2021, respectively, that we transferred and pledged as collateral in short-term repurchase transactions. We repurchased these securities on September 3, 2021 and June 2, 2021, respectively.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both August 31, 2021 and May 31, 2021, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $605 million as of August 31, 2021, consisting of debt securities with a fair value of $570 million and equity securities with a fair value of $35 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $611 million as of May 31, 2021, consisting of debt securities with a fair value of $576 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with two banks, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. On August 27, 2021, we borrowed $225 million under a securities repurchase transaction. On September 3, 2021, we repurchased the underlying pledged debt securities, which had an aggregate fair value of $236 million as of August 31, 2021.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities.”

Borrowing Capacity Under Committed Credit Facilities

The following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks and committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreements with Farmer Mac.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2021.We did not have any outstanding borrowings under our bank revolving line of credit agreements as of August 31, 2021.

Table 17: Committed Bank Revolving Line of Credit Agreements

	August 31, 2021
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
Bank revolver agreement term:
3-year agreement	$1,245	$—	$1,245	November 28, 2024	7.5 bps
5-year agreement	1,355	3	1,352	November 28, 2025	10 bps
Total	$2,600	$3	$2,597
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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to make new loans and refinance existing indebtedness. As part of the program, we pay fees, based on outstanding borrowings supporting the USDA Rural Economic Development Loan and Grant program. The borrowings under this program are guaranteed by RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance, and we are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings.

Under this agreement, we had accessed $7,198 million as of both August 31, 2021 and May 31, 2021. We had up to $975 million available for borrowing under the Guaranteed Underwriter Program as of August 31, 2021. Of this amount, $100 million is available for advance through July 15, 2023, $500 million is available for advance through July 15, 2024 and $375 million is available for advance through July 15, 2025.

On September 15, 2021, we received a commitment letter for the guarantee by RUS of a $550 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program.

Farmer Mac Revolving Note Purchase Agreement—Secured

As indicated in Table 16, we have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice.

Under this agreement, we had outstanding secured notes payable totaling $3,360 million and $2,978 million as of August 31, 2021 and May 31, 2021, respectively. We borrowed $500 million under this note purchase agreement with Farmer Mac during the current quarter. The amount available for borrowing under this agreement was $2,140 million as of August 31, 2021. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

We provide additional information on pledged collateral below under “Pledged Collateral” in this section and in “Note 3—Investment Securities” and “Note 4—Loans.”

Short-Term Borrowings

Our short-term borrowings, which we rely on to meet our daily, near-term funding needs, consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, medium-term notes offered to members and dealers and funds from repurchase secured borrowing transactions.

Short-term borrowing increased $796 million to $5,378 million as of August 31, 2021, and accounted for 19% of total debt outstanding, from $4,582 million as of May 31, 2021 and 17% of total debt outstanding. The increase in short-term borrowings was primarily driven by an advance of $500 million under the Farmer Mac revolving note purchase agreement during the current quarter.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of August 31, 2021 and May 31, 2021. As indicated in Table 18, members’ investments represented 68% and 76% of our outstanding short-term borrowings as of August 31, 2021 and May 31, 2021, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	August 31, 2021		May 31, 2021
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,643,015	68%	$3,487,004	76%
Private placement—Farmer Mac notes payable	500,000	9	—	—
Capital markets	1,235,402	23	1,095,092	24
Total	$5,378,417	100%	$4,582,096	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million for the foreseeable future, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,010 million as of August 31, 2021 and $895 million as of May 31, 2021 was below our targeted maximum threshold of $1,250 million. We had borrowings under securities repurchase transactions of $225 million and $200 million as of August 31, 2021 and May 31, 2021, respectively.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $22,399 million and $22,844 million as of August 31, 2021 and May 31, 2021, respectively, and accounted for 81% and 83% of total debt outstanding as of each respective date.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during the three months ended August 31, 2021.

Table 19: Long-Term and Subordinated Debt Issuances and Repayments

	Three Months Ended August 31, 2021
(Dollars in thousands)	Issuances	Repayments(1)	Change
Debt product type:
Guaranteed Underwriter Program notes payable	$—	$39,346	$(39,346)
Farmer Mac notes payable	—	118,165	(118,165)
Medium-term notes sold to members	12,800	25,050	(12,250)
Medium-term notes sold to dealers	31,834	311,367	(279,533)
Members’ subordinated certificates	33	787	(754)
Total	$44,667	$494,715	$(450,048)
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of August 31, 2021, in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2022	$2,109,765	10%
2023	1,875,095	8
2024	1,663,235	7
2025	852,876	4
2026	2,498,412	11
Thereafter	13,689,467	60
Total	$22,688,850	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of August 31, 2021, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $189 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $27,778 million as of August 31, 2021, $17,016 million, or 61%, was secured by pledged loans totaling $19,110 million and pledged investment debt securities with an aggregate fair value of $236 million. In comparison, of our total debt outstanding of $27,426 million as of May 31, 2021, $16,644 million, or 61%, was secured by pledged loans totaling $19,153 million and pledged investment debt securities with an aggregate fair value of $211 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2021 and May 31, 2021.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2021	May 31, 2021
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	114%	116%
Collateral trust bonds 2007 indenture	100	150	113	115
Guaranteed Underwriter Program notes payable	100	150	114	114
Farmer Mac notes payable	100	150	106	116
Clean Renewable Energy Bonds Series 2009A	100	150	109	120
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2021 and May 31, 2021.

Table 22: Unencumbered Loans

(Dollars in thousands)	August 31, 2021	May 31, 2021
Total loans outstanding(1)	$28,870,758	$28,415,107
Less: Loans required pledged under secured debt agreements(2)	(17,046,824)	(16,704,335)
Loans pledged in excess of required amount(2)(3)	(2,063,072)	(2,448,424)
Total pledged loans	(19,109,896)	(19,152,759)
Unencumbered loans	$9,760,862	$9,262,348

Unencumbered loans as a percentage of total loans outstanding	34%	33%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2021 and May 31, 2021.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 22, we had excess loans pledged as collateral totaling $2,063 million and $2,448 million as of August 31, 2021 and May 31, 2021, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk” and additional information on pledged loans in “Note 4—Loans” in this Report. For additional detail on each of our debt product types, refer to “Note 5—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2021 Form 10-K.

Secured Borrowing Agreements—Pledged Investment Securities

As discussed above in this section, we have master repurchase agreements with two banks whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio reported on our consolidated balance sheets. We had borrowings under repurchase transactions of $225 million and $200 million as of August 31, 2021 and May 31, 2021, respectively. We repurchased the pledged debt securities underlying these transactions, which had a fair value of $236 million and $211 million as of August 31, 2021 and May 31, 2021, respectively, within eight days or less of the repurchase transaction dates.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not presented on our consolidated balance sheets, or may be recorded on our consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements consist primarily of unadvanced loan commitments intended to meet the financial needs of our members and guarantees of member obligations, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments or we will be required to perform under the guarantee obligations. We provide information on our unadvanced loan commitments in “Note 4—Loans” and information on our guarantee obligations in “Note 11—Guarantees.”

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending February 28, 2023. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity; (iii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2021, plus estimated prepayment amounts on long-term loans; (iv) amounts reported in Table 23 as “other loan repayments” and “other loan advances” are primarily attributable to expected repayments and advances under lines of credit; (v) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (vi) long-term loan advances are based on our current projection of member demand for loans.

Table 23: Projected Sources and Uses of Funds(1)

	Projected Sources of Funds				Projected Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Funds	Long-Term and Subordinated Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Funds	Other Sources/ (Uses) of Funds(6)

2Q FY2022	$1,252	$592	$73	$1,917	$503	$685	$80	$1,268	$(832)
3Q FY2022	1,899	346	150	2,395	1,762	666	15	2,443	8
4Q FY2022	568	347	—	915	602	442	30	1,074	100
1Q FY2023	336	368	—	704	452	556	—	1,008	304
2Q FY2023	593	354	—	947	740	541	—	1,281	274
3Q FY2023	1,308	357	—	1,665	942	543	—	1,485	(218)
Total	$5,956	$2,364	$223	$8,543	$5,001	$3,433	$125	$8,559	$(364)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended February 28, 2023.
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

As displayed in Table 23, we currently project long-term advances of $2,349 million over the next 12 months, which we anticipate will exceed anticipated long-term loan repayments over the same period of $1,653 million, resulting in net loan growth of approximately $696 million over the next 12 months.

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

On August 6, 2021, S&P revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. S&P also affirmed CFC’s issuer ratings. On September 13, 2021, Fitch affirmed CFC’s issuer rating and stable outlook. Our credit ratings by Moody’s, S&P and Fitch remain unchanged from August 31, 2021 through the date of this Report. Table 24 displays our credit ratings as of August 31, 2021.

Table 24: Credit Ratings

August 31, 2021
	Moody’s	S&P	Fitch
CFC debt product type:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio increased to 22.99 as of August 31, 2021, from 20.17 as of May 31, 2021, primarily due to a decrease in equity from the combined impact of our reported net loss of $90 million and the allocation of patronage capital of $58 million authorized by the CFC Board of Directors in July 2021.

Our adjusted debt-to-equity ratio increased above our targeted threshold of 6.00-to-1 to 6.27 as of August 31, 2021, from 6.15 as of May 31, 2021. The increase was primarily attributable to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable U.S. GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We believe we were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2021.

As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP measures disclosed in this Report to the most comparable U.S. GAAP measures below in “Non-GAAP Financial Measures.” See “Item 7. MD&A—Non-GAAP Measures” in our 2021 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as movements in interest rates can have a significant impact on the earnings and safety and soundness of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest-rate sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2021 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.”

Below we discuss how we measure interest rate risk. We also provide a status update on actions taken to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR and facilitate an orderly transition from LIBOR as a benchmark interest reference rate to an alternative benchmark rate.

Measurement of Interest Rate Risk

Our Asset Liability Management (“ALM”) framework includes the use of analytic tools and capabilities, which allow us to provide a comprehensive profile of our interest rate risk exposure. We routinely measure and assess our interest rate risk exposure using various methodologies through the use of ALM models that enable us to more accurately measure and monitor our interest rate risk exposure under multiple interest rate scenarios using several different techniques, including, among others, the sensitivity of our net interest and adjusted net interest income to changes in interest rates and duration gap analysis. Below we present two measures we use to assess our interest rate risk exposure: (i) the interest rate sensitivity of our projected net interest income and adjusted net interest income; and (ii) duration gap.

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our current balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline projection of net interest income and adjusted net interest income over the 12 months, which reflects what management considers, at the time, as the most likely scenario.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve as of each of the reported dates would have on our baseline 12-month projected net interest income and adjusted net interest income as of these dates. As discussed under “Summary of Selected Financial Data,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net periodic derivative cash settlements expense amounts. Because short-term interest rates were near zero as of both August 31, 2021 and May 31, 2021, we assumed an interest rate floor rate of 0% if the hypothetical instantaneous interest rate shift of minus 100 basis points resulted in a negative interest rate.

Table 25: Interest Rate Sensitivity Analysis

	August 31, 2021		May 31, 2021
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points(2)	+ 100 Basis Points	– 100 Basis Points(2)
Net interest income	(8.13)%	(1.22)%	(6.13)%	(3.34)%
Derivative cash settlements interest expense	7.53%	(2.07)%	8.12%	(3.01)%
Adjusted net interest income(3)	(0.60)%	(3.29)%	1.99%	(6.35)%
____________________________
(1)The actual impact on our reported and adjusted net interest income may differ significantly from the sensitivity analysis presented.
(2)Floored at a zero percent interest rate.
(3)We include net periodic derivative cash settlement interest expense amounts as a component of interest expense in deriving adjusted net interest income. See the section “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures presented in this Report to the most comparable U.S. GAAP measure.

The above interest rate sensitivity analysis takes into consideration existing interest rate-sensitive assets and liabilities as of the reported date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. Loans with a fixed interest rate to maturity and loans on nonaccrual status have no impact on the sensitivity measures. As discussed in the “Executive Summary—Outlook” section, we currently anticipate growth in long-term loans outstanding over the next 12 months of $696 million, and we believe that our current projected loan growth, coupled with our current estimated cost of funding this loan growth, will result in a slight increase in our net interest income and adjusted net interest income over the next 12 months.

As indicated in Table 25, a hypothetical instantaneous 100 basis point plus or minus change in interest rates across the yield curve would result in reduction in our projected net interest income over the next 12 months of 8.13% and 1.22%, respectively, as of August 31, 2021, and a reduction in our projected adjusted net interest income over the next 12 months of 0.60% and 3.29%, respectively, as of August 31, 2021. The sensitivity measure changes between August 31, 2021 and May 31, 2021 are primarily attributable to changes in the timing, size, and interest rate type composition of our forecasted balance sheet changes as well as changes in current interest rates and forecasted interest rates.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash-flows for assets and liabilities are matched over time. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives used in managing the differences in the timing between the maturities or repricing of our loans and the debt funding our loans and therefore an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives and therefore an increased exposure to declining interest rates over the long term. The duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our balance sheet as of the reported date and does not incorporate projected changes in our balance sheet.

We had a positive duration gap of 4.75 months as of August 31, 2021, compared with a positive duration gap of 1.69 months as of May 31, 2021. We experienced an increase in long-term fixed-rate loans of $134 million during the current quarter; however, our long-term debt decreased $444 million and our short-term borrowings increased $796 million, which together contributed to the widening of the duration gap as of August 31, 2021.

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

We established a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index and develop a strategic transition plan. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our Chief Financial Officer and the CFC Board of Directors. An assessment of all of CFC’s LIBOR-based contracts and financial instruments and the systems, models and processes that may be impacted has been completed. Table 26 summarizes our outstanding LIBOR-indexed financial instruments as of August 31, 2021 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 26: LIBOR-Indexed Financial Instruments

(Dollars in millions)	August 31, 2021
Loans to members, performing	$342
Investment securities	50
Debt	1,716

In addition to the financial instruments presented in Table 26, we have outstanding LIBOR-indexed interest rate swaps that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,411 million as of August 31, 2021, which represented 86% of the total notional amount of our outstanding interest rate swaps of $8,604 million as of August 31, 2021.

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

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate under “Item 1A. Risk Factors” in our 2021 Form 10-K.

NON-GAAP FINANCIAL MEASURES

As discussed above in the section “Summary of Selected Financial Data,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Below we provide a reconciliation of our adjusted measures presented in this Report to the most comparable U.S. GAAP measures. See “Item 7. MD&A—Non-GAAP Measures” in our 2021 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 27 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three months ended August 31, 2021 and 2020. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 27: Adjusted Net Income

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Adjusted net interest income:
Interest income	$283,268	$279,584
Interest expense	(174,777)	(179,976)
Include: Derivative cash settlements interest expense(1)	(27,563)	(26,972)
Adjusted interest expense	(202,340)	(206,948)
Adjusted net interest income	$80,928	$72,636

Adjusted total revenue:
Net interest income	$108,491	$99,608
Fee and other income	3,941	3,516
Total revenue	112,432	103,124
Include: Derivative cash settlements interest expense(1)	(27,563)	(26,972)
Adjusted total revenue	$84,869	$76,152

Adjusted net income:
Net income (loss)	$(90,332)	$144,587
Exclude: Derivative forward value gains (losses)(2)	(144,600)	87,248
Adjusted net income	$54,268	$57,339
____________________________
(1)Represents the net periodic contractual interest expense amount on our interest-rate swaps during the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest expense incurred on our derivatives to be part of funding cost in addition to the interest expense on our debt. As such, we add net periodic derivative cash settlements interest expense amounts to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude unrealized derivative forward value gains and losses from our adjusted total revenue and adjusted net income.

TIER and Adjusted TIER

Table 28 displays the calculation of our TIER and adjusted TIER for the three months ended August 31, 2021 and 2020.

Table 28: TIER and Adjusted TIER

	Three Months Ended August 31,
	2021	2020
TIER (1)	0.48	1.80

Adjusted TIER (2)	1.27	1.28
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 29 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2021 and May 31, 2021. As indicated in Table 29, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 29: Adjusted Liabilities and Equity

(Dollars in thousands)	August 31, 2021	May 31, 2021
Adjusted total liabilities:
Total liabilities	$28,837,527	$28,238,484
Exclude:
Derivative liabilities	718,921	584,989
Debt used to fund loans guaranteed by RUS	137,170	139,136
Subordinated deferrable debt	986,364	986,315
Subordinated certificates	1,253,906	1,254,660
Adjusted total liabilities	$25,741,166	$25,273,384

Adjusted total equity:
Total equity	$1,254,220	$1,399,879
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(467,036)	(1,088,982)
Year-to-date derivative forward value gains (losses)(1)	(144,600)	621,946
Period-end cumulative derivative forward value losses(1)	(611,636)	(467,036)
Accumulated other comprehensive income attributable to derivatives(2)	1,621	1,718
Subtotal	(610,015)	(465,318)
Include:
Subordinated deferrable debt	986,364	986,315
Subordinated certificates	1,253,906	1,254,660
Subtotal	2,240,270	2,240,975
Adjusted total equity	$4,104,505	$4,106,172
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2021 and May 31, 2021.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2021	May 31, 2021
Debt-to equity ratio:
Total liabilities	$28,837,527	$28,238,484
Total equity	1,254,220	1,399,879
Debt-to-equity ratio (1)	22.99	20.17

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$25,741,166	$25,273,384
Adjusted total equity(2)	4,104,505	4,106,172
Adjusted debt-to-equity ratio (3)	6.27	6.15
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 29 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2021 and May 31, 2021. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	August 31, 2021	May 31, 2021
Members’ equity:
Total CFC equity	$1,227,510	$1,374,948
Exclude:
Accumulated other comprehensive income (loss)	365	(25)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(605,626)	(461,162)
Subtotal	(605,261)	(461,187)
Members’ equity	$1,832,771	$1,836,135
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of August 31, 2021 and May 31, 2021 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Interest income	$283,268	$279,584
Interest expense	(174,777)	(179,976)
Net interest income	108,491	99,608
Provision for credit losses	(4,003)	(326)
Net interest income after provision for credit losses	104,488	99,282
Non-interest income:
Fee and other income	3,941	3,516
Derivative gains (losses)	(172,163)	60,276
Investment securities gains (losses)	(2,225)	4,659
Total non-interest income	(170,447)	68,451
Non-interest expense:
Salaries and employee benefits	(13,310)	(13,133)
Other general and administrative expenses	(10,900)	(9,530)
Other non-interest expense	(256)	(332)
Total non-interest expense	(24,466)	(22,995)
Income (loss) before income taxes	(90,425)	144,738
Income tax benefit (provision)	93	(151)
Net income (loss)	(90,332)	144,587
Less: Net (income) loss attributable to noncontrolling interests	438	(171)
Net income (loss) attributable to CFC	$(89,894)	$144,416

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Net income (loss)	$(90,332)	$144,587
Other comprehensive income (loss):
Reclassification of derivative gains to earnings	(97)	(105)
Unrealized gains on cash flow hedge	416	—
Defined benefit plan adjustments	71	188
Other comprehensive income	390	83
Total comprehensive income (loss)	(89,942)	144,670
Less: Total comprehensive (income) loss attributable to noncontrolling interests	438	(171)
Total comprehensive income (loss) attributable to CFC	$(89,504)	$144,499

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2021	May 31, 2021
Assets:
Cash and cash equivalents	$302,610	$295,063
Restricted cash (1)	9,351	8,298
Total cash, cash equivalents and restricted cash	311,961	303,361
Investment securities:
Debt securities trading, at fair value ($235,802 and $210,894 pledged as collateral)	569,574	576,175
Equity securities, at fair value	35,711	35,102
Total investment securities, at fair value	605,285	611,277
Loans to members	28,882,633	28,426,961
Less: Allowance for credit losses	(89,535)	(85,532)
Loans to members, net	28,793,098	28,341,429
Accrued interest receivable	106,221	107,856
Other receivables	38,114	37,197
Fixed assets, net	94,313	91,882
Derivative assets	110,909	121,259
Other assets	31,846	24,102
Total assets	$30,091,747	$29,638,363

Liabilities:
Accrued interest payable	$171,542	$123,672
Debt outstanding:
Short-term borrowings	5,378,417	4,582,096
Long-term debt	20,158,891	20,603,123
Subordinated deferrable debt	986,364	986,315
Members’ subordinated certificates:
Membership subordinated certificates	628,594	628,594
Loan and guarantee subordinated certificates	386,142	386,896
Member capital securities	239,170	239,170
Total members’ subordinated certificates	1,253,906	1,254,660
Total debt outstanding	27,777,578	27,426,194
Patronage capital retirement payable	55,345	—
Deferred income	48,775	51,198
Derivative liabilities	718,921	584,989
Other liabilities	65,366	52,431
Total liabilities	28,837,527	28,238,484

Equity:
CFC equity:
Retained equity	1,227,145	1,374,973
Accumulated other comprehensive income (loss)	365	(25)
Total CFC equity	1,227,510	1,374,948
Noncontrolling interests	26,710	24,931
Total equity	1,254,220	1,399,879
Total liabilities and equity	$30,091,747	$29,638,363

____________________________
(1) Restricted cash consists primarily of member funds held in escrow for certain specifically designed cooperative programs.

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended August 31, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net loss	—	—	—	(89,894)	(89,894)	—	(89,894)	(438)	(90,332)
Other comprehensive income	—	—	—	—	—	390	390	—	390
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	—	(57,565)
Other	(369)	—	—	—	(369)	—	(369)	2,217	1,848
Balance as of August 31, 2021	$2,756	$866,405	$909,749	$(551,765)	$1,227,145	$365	$1,227,510	$26,710	$1,254,220

	Three Months Ended August 31, 2020
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	—	—	—	144,416	144,416	—	144,416	171	144,587
Other comprehensive income	—	—	—	—	—	83	83	—	83
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	—	(59,857)
Other	(254)	—	—	—	(254)	—	(254)	2,023	1,769
Balance as of August 31, 2020	$2,939	$834,209	$807,320	$(936,032)	$708,436	$(1,827)	$706,609	$24,895	$731,504

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(90,332)	$144,587
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(2,155)	(2,460)
Amortization of debt issuance costs and deferred charges	2,371	2,172
Amortization of discount on long-term debt	3,145	2,876
Amortization of issuance costs for bank revolving lines of credit	1,223	1,118
Depreciation and amortization	2,018	1,819
Provision for credit losses	4,003	326
Unrealized (gains) losses on equity and debt securities	2,332	(4,366)
Derivative forward value (gains) losses	144,600	(87,248)
Changes in operating assets and liabilities:
Accrued interest receivable	1,635	12,376
Accrued interest payable	47,870	42,546
Deferred income	(268)	383
Other	5,874	(10,102)
Net cash provided by operating activities	122,316	104,027

Cash flows from investing activities:
Advances on loans, net	(455,651)	(226,245)
Investments in fixed assets, net	(4,136)	(837)
Purchase of trading securities	(28,006)	(245,095)
Proceeds from sales and maturities of trading securities	31,773	30,097
Net cash used in investing activities	(456,020)	(442,080)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	849,729	585,021
Proceeds from short-term borrowings with original maturity > 90 days	704,829	836,241
Repayments of short-term borrowings with original maturity > 90 days	(758,237)	(829,756)
Payments for issuance costs for revolving bank lines of credit	(3,563)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs	44,229	8,050
Payments for retirement of long-term debt	(493,929)	(543,555)
Proceeds from issuance of members’ subordinated certificates	33	3,257
Payments for retirement of members’ subordinated certificates	(787)	(44,030)
Net cash provided by financing activities	342,304	15,228
Net increase (decrease) in cash, cash equivalents and restricted cash	8,600	(322,825)
Beginning cash, cash equivalents and restricted cash	303,361	680,019
Ending cash, cash equivalents and restricted cash	$311,961	$357,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$118,281	$129,017
Cash paid for income taxes	2	—

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a tax-exempt, member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, electric generation and transmission (“power supply”) systems and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities.

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and for interim financial statements. These consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC has not had entities that held foreclosed assets since fiscal year 2017. All intercompany balances and transactions have been eliminated.

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

COVID-19

Although many of the initial restrictions imposed at the onset of the pandemic in the U.S. have been relaxed or lifted as a result of the distribution of vaccines, the recent surge in COVID-19 cases could cause federal, state and local governments to reimpose certain measures and restrictions to contain the spread of COVID-19 and mitigate public health risks in jurisdictions where significant outbreaks are detected. We continue to closely monitor developments; however, we cannot predict the future impact of COVID-19 on our operational and financial performance, or the specific ways the pandemic may uniquely impact our members, all of which continue to involve significant uncertainties that depend on future developments, which include, among others, the severity and duration of the recent COVID-19 resurgence, vaccination rates, the longer-term efficacy of vaccinations and the potential emergence of new, more transmissible severe variants.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
New Accounting Standards

Amendments of Certain Securities and Exchange (“SEC”) Disclosure Guidance

In August 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements. We adopted the SEC’s guidance on the presentation of financial statements and update of statistical disclosures for bank and savings and loan registrants in conjunction with the completion of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”), which we filed with the SEC on July 30, 2021. The adoption of this disclosure guidance did not have a material impact on our consolidated financial statements.

Reference Rate Reform

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. We expect to apply certain of the practical expedients and are in the process of evaluating the timing and application of those elections. Based on our current assessment, we do not believe that the application of this guidance will have a material impact on our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three months ended August 31, 2021 and 2020.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Interest income:
Loans(1)(2)	$278,819	$275,698
Investment securities	4,449	3,886
Total interest income	283,268	279,584

Interest expense:(3)(4)
Short-term borrowings	3,393	4,341
Long-term debt	144,873	148,913
Subordinated debt	26,511	26,722
Total interest expense	174,777	179,976

Net interest income	$108,491	$99,608
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

Deferred income reported on our consolidated balance sheets of $49 million and $51 million as of August 31, 2021 and May 31, 2021, respectively, consists primarily of deferred loan conversion fees of $43 million and $45 million as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

Our investment securities portfolio consists of equity securities with readily determinable fair values and debt securities classified as trading. We therefore record changes in the fair value of our equity and debt securities in earnings and report the fair value changes on our investment securities as a component of non-interest income in our consolidated statements of operations.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of August 31, 2021 and May 31, 2021.

Table 3.1: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	August 31, 2021	May 31, 2021
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$27,830	$27,450
Farmer Mac—Class A common stock	7,881	7,652
Total equity securities, at fair value	$35,711	$35,102

We recognized net unrealized gains on our equity securities of less than $1 million for the three months ended August 31, 2021 and net unrealized gains of $2 million for the three months ended August 31, 2020.

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2021 and May 31, 2021.

Table 3.2: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2021	May 31, 2021
Debt securities, at fair value:
Certificates of deposit	$1,500	$1,501
Commercial paper	10,491	12,365
Corporate debt securities	492,872	497,944
Commercial agency mortgage-backed securities (“MBS”)(1)	8,448	8,683
U.S. state and municipality debt securities	14,487	11,840
Foreign government debt securities	999	999
Other asset-backed securities(2)	40,777	42,843
Total debt securities trading, at fair value	$569,574	$576,175
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We received cash proceeds of $2 million on the sale of debt securities during the three months ended August 31, 2021 and recorded gains on the sale of these securities of less than $1 million for the three months ended August 31, 2021. We

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
received cash proceeds of $3 million on the sale of debt securities during the three months ended August 31, 2020 and recorded gains related to the sale of these securities of less than $1 million during the three months ended August 31, 2020.

We recognized net unrealized losses on our debt securities of $3 million for the three months ended August 31, 2021 and net unrealized gains of $3 million for the three months ended August 31, 2020. These realized and unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations.

We have master repurchase agreements with two banks whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio amount reported on our consolidated balance sheets.

On August 27, 2021, we borrowed $225 million under a securities repurchase transaction. On September 3, 2021, we repurchased the underlying pledged debt securities, which had a fair value of $236 million as of August 31, 2021. We had pledged debt securities underlying repurchase transactions with a fair value of $211 million as of May 31, 2021.

NOTE 4—LOANS

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

Loans to Members

Loans to members consist of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members, by member class and by loan type, as of August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$22,410,932	78%	$22,027,423	78%
Power supply	5,221,081	18	5,154,312	18
Statewide and associate	101,412	—	106,121	—
Total CFC	27,733,425	96	27,287,856	96
NCSC	705,891	3	706,868	3
RTFC	431,442	1	420,383	1
Total loans outstanding(1)	28,870,758	100	28,415,107	100
Deferred loan origination costs—CFC(2)	11,875	—	11,854	—
Loans to members	$28,882,633	100%	$28,426,961	100%

Loan type:
Long-term loans:
Fixed rate	$25,648,378	89%	$25,514,766	90%
Variable rate	883,140	3	658,579	2
Total long-term loans	26,531,518	92	26,173,345	92
Lines of credit	2,339,240	8	2,241,762	8
Total loans outstanding(1)	28,870,758	100	28,415,107	100
Deferred loan origination costs—CFC(2)	11,875	—	11,854	—
Loans to members	$28,882,633	100%	$28,426,961	100%
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loan Sales

We may transfer whole loans and participating interests to third parties. These transfers are made concurrently with the closing of the loan or participation agreement at par value and meet the accounting criteria required for sale accounting. We did not sell any CFC loans during the three months ended August 31, 2021. We sold CFC loans, at par for cash, totaling $85 million during the three months ended August 31, 2020. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $91 million and $93 million as of August 31, 2021 and May 31, 2021, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $28,440 million and $27,995 million as of August 31, 2021 and May 31, 2021, respectively, accounted for 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,316 million and $6,182 million as of August 31, 2021 and May 31, 2021, respectively, representing 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of both August 31, 2021 and May 31, 2021. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both August 31, 2021 and May 31, 2021.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $493 million and $512 million as of August 31, 2021 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $304 million and $309 million as of August 31, 2021 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 21% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans had been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2021. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $137 million and $139 million as of August 31, 2021 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 896 and 892 as of August 31, 2021 and May 31, 2021, respectively, located in 49 states. Texas, which had 68 and 67 borrowers with loans outstanding as of August 31, 2021 and May 31, 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date. Texas also accounted for the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $5,102 million and $4,878 million as of August 31, 2021 and May 31, 2021, respectively and accounted for approximately 18% and 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $170 million and $172 million as of August 31, 2021 and May 31, 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which slightly reduces our Texas loan exposure.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by member class, of loans outstanding as of August 31, 2021 and May 31, 2021.

Table 4.2: Payment Status of Loans Outstanding

	August 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,410,932	$—	$—	$—	$22,410,932	$—
Power supply	5,135,727	85	85,269	85,354	5,221,081	222,892
Statewide and associate	101,412	—	—	—	101,412	—
CFC total	27,648,071	85	85,269	85,354	27,733,425	222,892
NCSC	705,891	—	—	—	705,891	—
RTFC	431,442	—	—	—	431,442	8,750
Total loans outstanding	$28,785,404	$85	$85,269	$85,354	$28,870,758	$231,642

Percentage of total loans	99.70%	—%	0.30%	0.30%	100.00%	0.80%

	May 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,027,423	$—	$—	$—	$22,027,423	$—
Power supply	5,069,316	3,400	81,596	84,996	5,154,312	228,312
Statewide and associate	106,121	—	—	—	106,121	—
CFC total	27,202,860	3,400	81,596	84,996	27,287,856	228,312
NCSC	706,868	—	—	—	706,868	—
RTFC	420,383	—	—	—	420,383	9,185
Total loans outstanding	$28,330,111	$3,400	$81,596	$84,996	$28,415,107	$237,497

Percentage of total loans	99.70%	0.01%	0.29%	0.30%	100.00%	0.84%

We had one delinquent loan totaling $86 million and $85 million as of August 31, 2021 and May 31, 2021, respectively, to Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based power supply borrower, which we classified as

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
nonperforming and placed on nonaccrual status in the third quarter of fiscal year 2021 due to Brazos’ bankruptcy filing in March 2021. Brazos is not permitted to make scheduled loan payments without the approval of the bankruptcy court.

The decrease in loans on nonaccrual status of $5 million to $232 million as of August 31, 2021 was due to the receipt of loan principal payments. See “Nonperforming Loans” below for additional information.

Troubled Debt Restructurings (“TDR”)

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by member class, of these loans as of August 31, 2021 and May 31, 2021.

Table 4.3: Trouble Debt Restructurings

	August 31, 2021			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$5,379	0.02%	1	$5,379	0.02%
RTFC	1	4,467	0.01	1	4,592	0.02
Total TDR loans	2	$9,846	0.03%	2	$9,971	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,846	0.03%	2	$9,971	0.04%
Total TDR loans	2	$9,846	0.03%	2	$9,971	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of August 31, 2021 and May 31, 2021. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of August 31, 2021 or May 31, 2021. We did not have any TDR loans classified as nonperforming as of August 31, 2021 or May 31, 2021.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by member class, as of August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Nonperforming Loans

	August 31, 2021			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$222,892	0.77%	2	$228,312	0.81%
RTFC	2	8,750	0.03	2	9,185	0.03
Total nonperforming loans	4	$231,642	0.80%	4	$237,497	0.84%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million letters of credit outstanding to Brazos as of May 31, 2021.

We had loans to four borrowers, including Brazos, totaling $232 million as of August 31, 2021, and $237 million as of May 31, 2021, classified as nonperforming as of each respective date. These nonperforming loans represented 0.80% and 0.84% of total loans outstanding as of August 31, 2021 and May 31, 2021, respectively. Each of the borrowers with loans outstanding classified as nonperforming, except Brazos, has continued to make scheduled loan payments. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos, and its loans outstanding of $86 million and $85 million as of August 31, 2021 and May 31, 2021, respectively, were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

Net Charge-Offs

We had no loan charge-offs during the three months ended August 31, 2021, nor during the same prior year-to-date period. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

The following is a description of the borrower risk rating categories.

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
(UNAUDITED)
•Doubtful:  Borrowers that have a well-defined credit weakness or weaknesses that make full collection of principal and interest, on the basis of currently known facts, conditions and collateral values, highly questionable and improbable.

Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in determining our allowance for credit losses.

Table 4.5 displays total loans outstanding, by borrower risk rating category and by member class, as of August 31, 2021 and May 31, 2021. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of August 31, 2021, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2018, and in the aggregate for periods prior to fiscal year 2018. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2018 totaled $17,401 million, representing 60% of our total loans outstanding of $28,871 million as of August 31, 2021. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of August 31, 2021, was 18 years.

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

While the number of borrowers with loans outstanding was 896 borrowers as of August 31, 2021, the number of loans outstanding was 16,557 as of August 31, 2021, resulting in an average of 18 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2021
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	Q1 2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	May 31, 2021
Pass
CFC:
Distribution	$472,263	$1,749,604	$1,922,216	$1,219,102	$1,485,389	$13,961,703	$1,368,611	$22,178,888	$21,808,099
Power supply	242,032	566,970	197,161	343,104	250,960	2,708,825	285,507	4,594,559	4,517,408
Statewide and associate	1,500	2,431	21,181	3,587	—	22,962	34,038	85,699	90,261
CFC total	715,795	2,319,005	2,140,558	1,565,793	1,736,349	16,693,490	1,688,156	26,859,146	26,415,768
NCSC	—	41,170	239,189	4,302	43,410	256,994	120,826	705,891	706,868
RTFC	11,224	96,314	48,794	11,621	26,082	193,843	30,346	418,224	406,606
Total pass	$727,019	$2,456,489	$2,428,541	$1,581,716	$1,805,841	$17,144,327	$1,839,328	$27,983,261	$27,529,242

Special mention
CFC:
Distribution	$—	$4,973	$—	$5,174	$945	$12,937	$208,015	$232,044	$219,324
Power supply	—	—	—	—	—	29,000	—	29,000	29,611
Statewide and associate	—	—	—	5,000	3,982	6,731	—	15,713	15,860
CFC total	—	4,973	—	10,174	4,927	48,668	208,015	276,757	264,795
RTFC	—	—	—	—	—	4,467	—	4,467	4,592
Total special mention	$—	$4,973	$—	$10,174	$4,927	$53,135	$208,015	$281,224	$269,387

Substandard
CFC:
Power supply	$—	$23,200	$—	$83,854	$—	$63,015	$204,560	$374,629	$378,981
Total substandard	$—	$23,200	$—	$83,854	$—	$63,015	$204,560	$374,629	$378,981

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$137,373	$85,520	$222,893	$228,312
CFC total	—	—	—	—	—	137,373	85,520	222,893	228,312
RTFC	—	—	—	1,348	2,815	2,771	1,817	8,751	9,185
Total doubtful	$—	$—	$—	$1,348	$2,815	$140,144	$87,337	$231,644	$237,497
Total criticized loans	$—	$28,173	$—	$95,376	$7,742	$256,294	$499,912	$887,497	$885,865
Total loans outstanding	$727,019	$2,484,662	$2,428,541	$1,677,092	$1,813,583	$17,400,621	$2,339,240	$28,870,758	$28,415,107

Criticized loans totaled $887 million and $886 million as of August 31, 2021 and May 31, 2021, respectively, and represented approximately 3% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of August 31, 2021 and May 31, 2021. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Special Mention

One CFC electric distribution borrower with loans outstanding of $232 million and $219 million as of August 31, 2021 and May 31, 2021, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $281 million and $269 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for reimbursement of the hurricane damage-related restoration costs.

Substandard

Loans outstanding to Rayburn Country Electric Cooperative, Inc. (“Rayburn”), a CFC Texas-based electric power supply cooperative that experienced a significant adverse financial impact due to its exposure to the elevated power costs during the February 2021 polar vortex, of $375 million and $379 million as of August 31, 2021 and May 31, 2021, respectively, account for the loan amounts in the substandard category as of each respective date. The loans outstanding to Rayburn of $375 million as of August 31, 2021 consist of secured loans totaling $163 million and unsecured loans totaling $212 million

Doubtful

Loans outstanding in the doubtful category totaled $232 million and $237 million as of August 31, 2021 and May 31, 2021, respectively, and were also classified as nonperforming, as discussed above under “Nonperforming Loans.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2021 and May 31, 2021.

Table 4.6: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	August 31, 2021	May 31, 2021
Member class:
CFC:
Distribution	$9,444,692	$9,387,070
Power supply	3,861,763	3,970,698
Statewide and associate	168,352	161,340
Total CFC	13,474,807	13,519,108
NCSC	630,864	551,125
RTFC	288,061	286,806
Total unadvanced commitments	$14,393,732	$14,357,039

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,637,457	5,771,813
Total long-term loans	5,637,457	5,771,813
Lines of credit	8,756,275	8,585,226
Total unadvanced commitments	$14,393,732	$14,357,039
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2021, and the related maturities in each fiscal year during the five-year period ended May 31, 2026, and thereafter.

Table 4.7: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Line of credit loans	$8,756,275	$788,441	$4,538,824	$1,166,917	$1,525,703	$402,696	$333,694
Long-term loans	5,637,457	440,451	736,294	1,406,309	722,760	985,884	1,345,759
Total	$14,393,732	$1,228,892	$5,275,118	$2,573,226	$2,248,463	$1,388,580	$1,679,453

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of August 31, 2021, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,637 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,394 million as of August 31, 2021 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,203 million and $11,312 million as of August 31, 2021 and May 31, 2021, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,191 million and $3,045 million as of August 31, 2021 and May 31, 2021, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2021, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.8: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Committed lines of credit	$3,190,563	$1,708	$829,407	$662,550	$1,243,715	$220,279	$232,904

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. Table 4.9 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2021 and May 31, 2021. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.9: Pledged Loans

(Dollars in thousands)	August 31, 2021	May 31, 2021
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,422,711	$7,422,711
Pledged collateral:
Distribution system mortgage notes pledged	8,299,296	8,400,293
RUS-guaranteed loans qualifying as permitted investments pledged	119,956	121,679
Total pledged collateral	8,419,252	8,521,972

1994 indenture:
Collateral trust bonds outstanding	$30,000	$30,000
Pledged collateral:
Distribution system mortgage notes pledged	34,161	34,924

Guaranteed Underwriter Program:
Notes payable outstanding	$6,229,957	$6,269,303
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,080,577	7,150,240

Farmer Mac:
Notes payable outstanding	$3,359,744	$2,977,909
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,571,083	3,440,307

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$4,412	$4,412
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,823	5,316
Cash	787	394
Total pledged collateral	5,610	5,710

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5—ALLOWANCE FOR CREDIT LOSSES

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by member class, changes in the allowance for credit losses for our loan portfolio for the three months ended August 31, 2021 and 2020.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended August 31, 2021
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532
Provision for credit losses	1,943	1,823	31	3,797	81	125	4,003
Balance as of August 31, 2021	$15,369	$66,469	$1,422	$83,260	$1,455	$4,820	$89,535

	Three Months Ended August 31, 2020
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	3,586	2,034	25	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	11,588	40,061	1,434	53,083	791	3,151	57,025
Provision (benefit) for credit losses	449	(779)	(23)	(353)	38	641	326
Balance as of August 31, 2020	$12,037	$39,282	$1,411	$52,730	$829	$3,792	$57,351

The following tables present, by member class, the components of our allowance for credit losses as of August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2021
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$15,369	$25,624	$1,422	$42,415	$1,455	$1,249	$45,119
Asset-specific allowance	—	40,845	—	40,845	—	3,571	44,416
Total allowance for credit losses	$15,369	$66,469	$1,422	$83,260	$1,455	$4,820	$89,535

Loans outstanding:(1)
Collectively evaluated loans	$22,405,553	$4,998,189	$101,412	$27,505,154	$705,891	$418,225	$28,629,270
Individually evaluated loans	5,379	222,892	—	228,271	—	13,217	241,488
Total loans outstanding	$22,410,932	$5,221,081	$101,412	$27,733,425	$705,891	$431,442	$28,870,758

Allowance ratios:
Collective allowance coverage ratio(2)	0.07%	0.51%	1.40%	0.15%	0.21%	0.30%	0.16%
Asset-specific allowance coverage ratio(3)	—	18.33	—	17.89	—	27.02	18.39
Total allowance coverage ratio(4)	0.07	1.27	1.40	0.30	0.21	1.12	0.31

	May 31, 2021
(Dollars in thousands)	Distribution	Power Supply	Statewide and Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,426	$25,104	$1,391	$39,921	$1,374	$1,147	$42,442
Asset-specific allowance(5)	—	39,542	—	39,542	—	3,548	43,090
Total allowance for credit losses	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

Loans outstanding:(1)
Collectively evaluated loans	$22,022,044	$4,926,000	$106,121	$27,054,165	$706,868	$406,606	$28,167,639
Individually evaluated loans(5)	5,379	228,312	—	233,691	—	13,777	247,468
Total loans outstanding	$22,027,423	$5,154,312	$106,121	$27,287,856	$706,868	$420,383	$28,415,107

Allowance ratios:
Collective allowance coverage ratio(2)	0.06%	0.51%	1.31%	0.15%	0.19%	0.28%	0.15%
Asset-specific allowance coverage ratio(3)	—	17.32	—	16.92	—	25.75	17.41
Total allowance coverage ratio(4)	0.06	1.25	1.31	0.29	0.19	1.12	0.30
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2021 and May 31, 2021.
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
(5)In addition, we had less than $1 million of letters of credit outstanding to Brazos, for which the reserve is included asset-specific allowance as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses and allowance coverage ratio increased to $90 million and 0.31%, respectively, as of August 31, 2021, from $86 million and 0.30%, respectively as of May 31, 2021, resulting from a current-quarter addition to the allowance of $4 million, predominantly attributable to an increase in the collective allowance due to higher expected default rates derived from third-party utility sector default data, which we use to inform the default rates used in measuring our collective allowance for credit losses, and an increase in the asset-specific allowance for loans outstanding to Brazos.

February 2021 Polar Vortex—CFC Texas Exposure

We continue to believe that the significant adverse financial impact from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our outstanding loan exposure to Brazos and Rayburn of $86 million and $375 million, respectively, as of August 31, 2021. In June 2021, Texas enacted securitization legislation that offers financing programs for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. We believe Brazos and Rayburn qualify for the financing programs, but we are currently uncertain whether Brazos will utilize the provisions available under this legislation. In filings made with the Public Utility Commission of Texas, Rayburn has stated that it intends to utilize the securitization legislation to finance its elevated power costs and has taken steps to begin the process to do so. However, there are many factors that may impact the outcome of a securitization transaction and the ultimate collectibility of Rayburn’s loans outstanding, which we are unable to predict.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,378 million and accounted for 19% of total debt outstanding as of August 31, 2021, compared with $4,582 million and 17% of total debt outstanding as of May 31, 2021. The following table provides comparative information on our short-term borrowings as of August 31, 2021 and May 31, 2021.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,009,967	4%	$894,977	3%
Commercial paper members, at par	1,135,587	4	1,124,607	4
Total commercial paper	2,145,554	8	2,019,584	7
Select notes to members	1,699,382	6	1,539,150	6
Daily liquidity fund notes	449,266	1	460,556	2
Medium-term notes sold to members	358,780	1	362,691	1
Farmer Mac notes payable (1)	500,000	2	—	—
Securities sold under repurchase agreements	225,435	1	200,115	1
Total short-term borrowings	$5,378,417	19%	$4,582,096	17%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement.

We have master repurchase agreements with two banks whereby we may sell investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio amount reported on our consolidated balance sheets. On August 27, 2021, we borrowed $225 million under a securities repurchase transaction. On September 3, 2021, we repurchased the underlying pledged debt securities, which had a fair value of $236 million as of August 31, 2021. We had borrowings under repurchase agreements of $200 million as of May 31, 2021.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2021
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
Bank revolving agreements:
3-year agreement	$1,245	$—	$1,245	November 28, 2024	7.5 bps
5-year agreement	1,355	3	1,352	November 28, 2025	10 bps
Total	$2,600	$3	$2,597
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

As indicated in the table above, we had no borrowings outstanding under our committed bank revolving line of credit agreements as of August 31, 2021 or May 31, 2021. We were in compliance with all covenants and conditions under the agreements as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2021 and May 31, 2021. Long-term debt outstanding totaled $20,159 million and accounted for 73% of total debt outstanding as of August 31, 2021, compared with $20,603 million and 75% of total debt outstanding as of May 31, 2021.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2021	May 31, 2021
Secured long-term debt:
Collateral trust bonds	$7,452,711	$7,452,711
Unamortized discount	(224,080)	(227,046)
Debt issuance costs	(32,509)	(33,721)
Total collateral trust bonds	7,196,122	7,191,944
Guaranteed Underwriter Program notes payable	6,229,957	6,269,303
Farmer Mac notes payable	2,859,744	2,977,909
Other secured notes payable	4,412	4,412
Debt issuance costs	(19)	(22)
Total other secured notes payable	4,393	4,390
Total secured notes payable	9,094,094	9,251,602
Total secured long-term debt	16,290,216	16,443,546
Unsecured long-term debt:
Medium-term notes sold through dealers	3,664,195	3,943,728
Medium-term notes sold to members	220,096	232,346
Medium term notes sold through dealers and to members	3,884,291	4,176,074
Unamortized discount	(2,135)	(2,307)
Debt issuance costs	(17,337)	(18,036)
Total unsecured medium-term notes	3,864,819	4,155,731
Unsecured notes payable	3,886	3,886
Unamortized discount	(27)	(35)
Debt issuance costs	(3)	(5)
Total unsecured notes payable	3,856	3,846
Total unsecured long-term debt	3,868,675	4,159,577
Total long-term debt	$20,158,891	$20,603,123

Secured Debt

Long-term secured debt of $16,290 million and $16,444 million as August 31, 2021 and May 31, 2021, respectively, represented 81% and 80% of total long-term debt outstanding as of each respective date. The decrease in long-term secured debt of $154 million during the three months ended August 31, 2021 was primarily attributable to debt maturities and amortization under the Farmer Mac revolving note purchase agreement and GUP. We were in compliance with all covenants and conditions under our debt indentures as of August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds outstanding increased $4 million to $7,196 million as of August 31, 2021, due to discount amortization.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program decreased $39 million to $6,230 million as of August 31, 2021, due to principal amortization. We had up to $975 million available for access under the Guaranteed Underwriter Program as of August 31, 2021.

The notes outstanding under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s Investors Service (“Moody’s”), (ii) A- or higher from S&P Global Inc. (“S&P”), (iii) A- or higher from Fitch Ratings (“Fitch”) or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program.

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $500 million of short-term borrowings and $2,860 million of long-term debt as of August 31, 2021. The amount available for borrowing totaled $2,140 million as of August 31, 2021.

Unsecured Debt

Long-term unsecured debt of $3,869 million and $4,160 million as of August 31, 2021 and May 31, 2021, respectively, represented 19% and 20% of total long-term debt outstanding as of each respective date. The decrease in long-term unsecured debt of $291 million for the three months ended August 31, 2021 was primarily attributable to dealer medium-term notes maturities.

See “Note 7—Long-Term Debt” in our 2021 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $986 million as of August 31, 2021, unchanged from May 31, 2021. See “Note 8—Subordinated Deferrable Debt” in our 2021 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

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
(UNAUDITED)
Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2021 and May 31, 2021. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.
Table 9.1: Derivative Notional Amount and Weighted Average Rates

	August 31, 2021			May 31, 2021
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,204,603	2.62%	0.14%	$6,579,516	2.65%	0.20%
Receive-fixed swaps	2,399,000	0.88	2.80	2,399,000	0.92	2.80
Total interest rate swaps	$8,603,603	2.13	0.88	$8,978,516	2.19	0.89

Cash Flow Hedges

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which mature on October 29, 2021, were designated and qualify as cash flow hedges. We therefore recorded changes in the fair value of the treasury locks in AOCI during the current quarter. We had an unrealized gain related to these treasury locks of less than $1 million recorded in AOCI as of August 31, 2021.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2021 and May 31, 2021.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2021		May 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Treasury rate lock—cash flow hedge	$416	$250,000	$—	$—
Interest rate swaps	110,493	2,566,879	121,259	2,560,618
Total derivative assets	$110,909	$2,816,879	$121,259	$2,560,618

Derivative liabilities:
Interest rate swaps	$718,921	$6,036,724	$584,989	$6,417,898
Total derivative liabilities	$718,921	$6,036,724	$584,989	$6,417,898

While all of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2021 and May 31, 2021, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.3: Derivative Gross and Net Amounts

	August 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Treasury rate lock—cash flow hedge	$416	$—	$416	$—	$—	$416
Interest rate swaps	110,493	—	110,493	110,493	—	—

Derivative liabilities:
Interest rate swaps	718,921	—	718,921	110,493	—	608,428

	May 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$121,259	$—	$121,259	$121,259	$—	$—

Derivative liabilities:
Interest rate swaps	584,989	—	584,989	121,259	—	463,730

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three months ended August 31, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(27,563)	$(26,972)
Derivative forward value gains (losses)	(144,600)	87,248
Derivative gains (losses)	$(172,163)	$60,276

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As described above, we entered into two treasury rate lock agreements that were designated as cash flow hedges of forecasted transactions. Related unrealized gains of less than $1 million were recorded in AOCI for the three months ended August 31, 2021. These cash flow hedges mature on October 29, 2021, when we will reassess the hedges for effectiveness. We did not have any derivatives designated as accounting hedges as of May 31, 2021.

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

On August 6, 2021, S&P revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. S&P also affirmed CFC’s issuer ratings. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2021. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2021. The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$41,080	$(7,997)	$—	$(7,997)
Falls below Baa1/BBB+	5,685,695	(399,054)	—	(399,054)
Falls to or below Baa2/BBB (2)	403,306	(19,655)	—	(19,655)
Total	$6,130,081	$(426,706)	$—	$(426,706)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $224 million as of August 31, 2021. These swaps were in an unrealized loss position of $33 million as of August 31, 2021.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% the total outstanding notional amount of derivatives as of both August 31, 2021 and May 31, 2021. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $450 million as of August 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity decreased $146 million to $1,254 million as of August 31, 2021, attributable to the combined impact of our reported net loss of $90 million for the three months ended August 31, 2021 and the allocation of patronage capital retirement of $58 million authorized by the CFC Board of Directors in July 2021.

Allocation of Earnings and Retirement of Patronage Capital

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

In July 2021, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021 and $13 million represented the portion of the allocation from net earnings for fiscal year 1996 that has been held for 25 years pursuant to the CFC Board of Directors policy. The authorized patronage capital retirement amount of $58 million was returned to members in cash in September 2021. The remaining portion of the amount allocated for fiscal year 2021 will be retained by CFC for 25 years under current guidelines adopted by the CFC Board of Directors in June 2009.

See “Note 11—Equity” in our 2021 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three months ended August 31, 2021 and 2020 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended August 31,
	2021				2020
(Dollars in thousands)	Derivatives Unrealized Gains(1)	Unrealized Gains (Losses) Cash Flow Hedges	Defined Benefit Plans Unrealized Losses(2)	Total	Derivatives Unrealized Gains(1)	Defined Benefit Plans Unrealized Losses(2)	Total
Beginning balance	$1,718	$—	$(1,743)	$(25)	$2,130	$(4,040)	$(1,910)
Unrealized gains	—	416	—	416	—	—	—
(Gains) losses reclassified to earnings	(97)	—	71	(26)	(105)	188	83
Ending balance	$1,621	$416	$(1,672)	$365	$2,025	$(3,852)	$(1,827)
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2021 and May 31, 2021.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2021	May 31, 2021
Guarantee type:
Long-term tax-exempt bonds(1)	$144,325	$145,025
Letters of credit(2)	356,055	389,735
Other guarantees	156,317	154,320
Total	$656,697	$689,080

Member class:
CFC:
Distribution	$259,767	$251,023
Power supply	376,081	415,984
Statewide and associate(3)	5,757	5,523
CFC total	641,605	672,530
NCSC	15,092	16,550
Total	$656,697	$689,080
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $3 million as of both August 31, 2021 and May 31, 2021.

Long-term tax-exempt bonds of $144 million and $145 million as of August 31, 2021 and May 31, 2021, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Of the outstanding letters of credit of $356 million and $390 million as of August 31, 2021 and May 31, 2021, respectively, $104 million were secured at each respective date. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of August 31, 2021. The maturities for the outstanding letters of credit as of August 31, 2021 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2021, we may be required to issue up to an additional $65 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2021. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $156 million and $154 million as of August 31, 2021 and May 31, 2021, respectively, of which $25 million was secured as of both August 31, 2021 and May 31, 2021. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $383 million and $415 million and represented 58% and 60% of total guarantees as of August 31, 2021 and May 31, 2021, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $144 million of variable-rate tax-exempt bonds as of August 31, 2021, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2021 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $10 million as of both August 31, 2021 and May 31, 2021. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003, was $10 million and $9 million as of August 31, 2021 and May 31, 2021, respectively. The contingent guarantee liability, which is based on management’s estimate of exposure to losses within our guarantee portfolio, was less than $1 million and $1 million as of August 31, 2021 and May 31, 2021, respectively.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2021 and May 31, 2021. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	August 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302,610	$302,610	$302,610	$—	$—
Restricted cash	9,351	9,351	9,351	—	—
Equity securities, at fair value	35,711	35,711	35,711	—	—
Debt securities trading, at fair value	569,574	569,574	—	569,574
Deferred compensation investments	7,694	7,694	7,694	—	—
Loans to members, net	28,793,098	31,066,489	—	—	31,066,489
Accrued interest receivable	106,221	106,221	—	106,221	—
Derivative assets	110,909	110,909	—	110,909	—
Total financial assets	$29,935,168	$32,208,559	$355,366	$786,704	$31,066,489

Liabilities:
Short-term borrowings	$5,378,417	$5,378,714	$—	$4,878,702	$500,012
Long-term debt	20,158,891	21,617,017	—	12,314,531	9,302,486
Accrued interest payable	171,542	171,542	—	171,542	—
Guarantee liability	9,827	10,594	—	—	10,594
Derivative liabilities	718,921	718,921	—	718,921	—
Subordinated deferrable debt	986,364	1,070,253	271,100	799,153	—
Members’ subordinated certificates	1,253,906	1,253,906	—	—	1,253,906
Total financial liabilities	$28,677,868	$30,220,947	$271,100	$18,882,849	$11,066,998

	May 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,063	$295,063	$295,063	$—	$—
Restricted cash	8,298	8,298	8,298	—	—
Equity securities, at fair value	35,102	35,102	35,102	—	—
Debt securities trading, at fair value	576,175	576,175	—	576,175	—
Deferred compensation investments	7,222	7,222	7,222	—	—
Loans to members, net	28,341,429	29,967,692	—	—	29,967,692
Accrued interest receivable	107,856	107,856	—	107,856	—
Derivative assets	121,259	121,259	—	121,259	—
Total financial assets	$29,492,404	$31,118,667	$345,685	$805,290	$29,967,692

Liabilities:
Short-term borrowings	$4,582,096	$4,582,329	$—	$4,582,329	$—
Long-term debt	20,603,123	21,799,736	—	12,476,073	9,323,663
Accrued interest payable	123,672	123,672	—	123,672	—
Guarantee liability	10,041	10,841	—	—	10,841
Derivative liabilities	584,989	584,989	—	584,989	—
Subordinated deferrable debt	986,315	1,062,748	265,200	797,548	—
Members’ subordinated certificates	1,254,660	1,254,660	—	—	1,254,660
Total financial liabilities	$28,144,896	$29,418,975	$265,200	$18,564,611	$10,589,164

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2021 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the three months ended August 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of August 31, 2021 and May 31, 2021, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three months ended August 31, 2021 and 2020.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2021			May 31, 2021
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$35,711	$—	$35,711	$35,102	$—	$35,102
Debt securities trading, at fair value	—	569,574	569,574	—	576,175	576,175
Deferred compensation investments	7,694	—	7,694	7,222	—	7,222
Derivative assets	—	110,909	110,909	—	121,259	121,259

Liabilities:
Derivative liabilities	$—	$718,921	$718,921	$—	$584,989	$584,989

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis as of and during the three months ended August 31, 2021. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended August 31, 2020.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $9 million as of both August 31, 2021 and May 31, 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$6 million as of both August 31, 2021 and May 31, 2021. As a result, we recorded a nonrecurring fair value adjustment for these loans of less than $1 million during the three months ended August 31, 2021.

Significant Unobservable Level 3 Inputs

We employ various approaches and techniques to estimate the fair value of loans where we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, including estimated cash flows from the collateral, valuations obtained from third-party specialists and comparable sales data. The technique depends on the nature of the collateral and the extent to which observable inputs are available. Our Credit Risk Management group reviews the valuation technique, including the use of any significant inputs that are not readily observable by market participants, to assess the appropriateness of the technique and the reasonableness of the assumptions involved. The estimated fair value of $6 million as of both August 31, 2021 and May 31, 2021 for the two affiliated RTFC nonperforming collateral-dependent loans totaling $9 million as of both August 31, 2021 and May 31, 2021, was derived primarily based on the lower end of limited publicly available sales data for the underlying FCC spectrum licenses collateral.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of August 31, 2021 and May 31, 2021.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2021	May 31, 2021
Assets:
Loans outstanding	$1,137,333	$1,127,251
Other assets	9,868	11,343
Total assets	$1,147,201	$1,138,594

Liabilities:
Total liabilities	$30,081	$30,187

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of August 31, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	August 31, 2021	May 31, 2021
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,116,370	1,107,185
Credit enhancements:
CFC third-party guarantees	15,092	16,550
Other credit enhancements	8,523	8,386
Total credit enhancements(2)	23,615	24,936
Total outstanding commitments	1,139,985	1,132,121
CFC credit commitments available(3)	$4,360,015	$4,367,879
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $23 million as of August 31, 2021. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately; however, we aggregate segment information for NCSC and RTFC into one reportable segment because neither entity meets the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting guidance.

Basis of Presentation

We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. During the current quarter, we changed the presentation of our segment results to align more closely to the presentation of financial information reviewed regularly by our Chief Executive Officer, the chief operating decision maker, to assess performance and inform the decision-making process in managing our business operations. This presentation change excludes derivative forward value derivative gains and losses from the results of operations results for each segment and includes net periodic derivative cash settlement expense amounts as a component of interest expense, which represents the only difference between the accounting and reporting for our business segment results of operations and our consolidated total results of operations. We recast the presentation of our business segment results for the prior fiscal year period to align with the current period presentation.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Business Segment Reporting Methodology

The results of our business segments are intended to present the separate results for each of the legal entities included in our consolidated financial statements. As discussed in “Note 13—Variable Interest Entities,” all of NCSC’s and RTFC’s funding is either provided by CFC or guaranteed by CFC, the terms and conditions of which are stipulated in a loan and security agreement and a guarantee agreement between CFC and each legal entity. Pursuant to the guarantee agreement, CFC unconditionally guarantees full indemnification to NCSC and RTFC for any credit losses. In addition, CFC manages the business operations of NCSC and RTFC under a management agreement that automatically renews on an annual basis unless the agreement is terminated by either party.

We report loans and interest and fees earned on loans based on the legal entity that holds the loans. CFC borrows from various sources to fund the operations of CFC, NCSC and RTFC, the cost of which is reflected in CFC’s interest expense. NCSC and RTFC each borrow from CFC to fund loans to their members, the cost of which is reported as interest expense by each legal entity. CFC charges NCSC and RTFC a management fee, which CFC reports as a component of fee and other income. NCSC and RTFC report the management fee charged by CFC as a component of non-interest expense. CFC and NCSC use derivatives, primarily interest rate swaps, to manage interest rate risk. Because we generally do not elect to apply hedge accounting to our interest rate swaps, changes in the fair value of our interest rate swaps are recorded in earnings in our consolidated total results of operations. However, management excludes the impact of derivative forward value gains and losses and includes the net periodic derivative cash settlement interest expense amounts as a component of interest expense in reporting our segment results of operations.

Segment Results and Reconciliation

The following tables display segment results of operations for the three months ended August 31, 2021 and 2020, assets attributable to each segment as of August 31, 2021 and August 31, 2020 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended August 31, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$281,307	$10,453	$291,760	$—	$(8,492)	$283,268
Interest expense	(174,777)	(8,492)	(183,269)	—	8,492	(174,777)
Derivative cash settlements expense	(27,145)	(418)	(27,563)	27,563	—	—
Interest expense	(201,922)	(8,910)	(210,832)	27,563	8,492	(174,777)
Net interest income	79,385	1,543	80,928	27,563	—	108,491
Provision for credit losses	(4,003)	(206)	(4,209)	—	206	(4,003)
Net interest income after provision for credit losses	75,382	1,337	76,719	27,563	206	104,488
Non-interest income:
Fee and other income	5,323	884	6,207	—	(2,266)	3,941
Derivative losses:
Derivative cash settlements expense	—	—	—	(27,563)	—	(27,563)
Derivative forward value losses	—	—	—	(144,600)	—	(144,600)
Derivative losses	—	—	—	(172,163)	—	(172,163)
Investment securities losses	(2,225)	—	(2,225)	—	—	(2,225)
Total non-interest income	3,098	884	3,982	(172,163)	(2,266)	(170,447)
Non-interest expense:
General and administrative expenses	(23,654)	(2,151)	(25,805)	—	1,595	(24,210)
Other non-interest expense	(256)	(465)	(721)	—	465	(256)
Total non-interest expense	(23,910)	(2,616)	(26,526)	—	2,060	(24,466)
Income (loss) before income taxes	54,570	(395)	54,175	(144,600)	—	(90,425)
Income tax benefit	—	93	93	—	—	93
Net income (loss)	$54,570	$(302)	$54,268	$(144,600)	$—	$(90,332)

	August 31, 2021
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,849,795	$1,137,333	$29,987,128	$—	$(1,116,370)	$28,870,758
Deferred loan origination costs	11,875	—	11,875	—	—	11,875
Loans to members	28,861,670	1,137,333	29,999,003	—	(1,116,370)	28,882,633
Less: Allowance for credit losses	(89,535)	—	(89,535)	—	—	(89,535)
Loans to members, net	28,772,135	1,137,333	29,909,468	—	(1,116,370)	28,793,098
Other assets	1,288,781	98,855	1,387,636	—	(88,987)	1,298,649
Total assets	$30,060,916	$1,236,188	$31,297,104	$—	$(1,205,357)	$30,091,747

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$277,596	$11,009	$288,605	$—	$(9,021)	$279,584
Interest expense	(179,976)	(9,021)	(188,997)	—	9,021	(179,976)
Derivative cash settlements expense	(26,563)	(409)	(26,972)	26,972	—	—
Interest expense	(206,539)	(9,430)	(215,969)	26,972	9,021	(179,976)
Net interest income	71,057	1,579	72,636	26,972	—	99,608
Benefit (provision) for credit losses	(326)	1,066	740	—	(1,066)	(326)
Net interest income after benefit (provision) for credit losses	70,731	2,645	73,376	26,972	(1,066)	99,282
Non-interest income:
Fee and other income	4,775	(516)	4,259	—	(743)	3,516
Derivative losses:
Derivative cash settlements expense	—	—	—	(26,972)	—	(26,972)
Derivative forward value gains	—	—	—	87,248	—	87,248
Derivative gains	—	—	—	60,276	—	60,276
Investment securities gains	4,659	—	4,659	—	—	4,659
Total non-interest income	9,434	(516)	8,918	60,276	(743)	68,451
Non-interest expense:
General and administrative expenses	(22,200)	(2,057)	(24,257)	—	1,594	(22,663)
Other non-interest expense	(332)	(215)	(547)	—	215	(332)
Total non-interest expense	(22,532)	(2,272)	(24,804)	—	1,809	(22,995)
Income (loss) before income taxes	57,633	(143)	57,490	87,248	—	144,738
Income tax provision	—	(151)	(151)	—	—	(151)
Net income (loss)	$57,633	$(294)	$57,339	$87,248	$—	$144,587

	August 31, 2020
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$26,895,639	$1,077,439	$27,973,078	$—	$(1,055,979)	$26,917,099
Deferred loan origination costs	11,778	—	11,778	—	—	11,778
Loans to members	26,907,417	1,077,439	27,984,856	—	(1,055,979)	26,928,877
Less: Allowance for credit losses	(57,351)	—	(57,351)	—	—	(57,351)
Loans to members, net	26,850,066	1,077,439	27,927,505	—	(1,055,979)	26,871,526
Other assets	1,380,724	104,924	1,485,648	—	(94,553)	1,391,095
Total assets	$28,230,790	$1,182,363	$29,413,153	$—	$(1,150,532)	$28,262,621
____________________________
(1)Consists of (i) the reclassification of net periodic derivative settlement interest expense amounts, which we report as a component of interest expense for business segment reporting purposes but is included in derivatives gains (losses) in our consolidated total results and (ii) derivative forward value gains and losses, which we exclude from our business segment results but is included in derivatives gains (losses) in our consolidated total results.
(2)Consists of intercompany borrowings payable by NCSC and RTFC to CFC and the interest related to those borrowings, management fees paid by NCSC and RTFC to CFC and other intercompany amounts, all of which are eliminated in consolidation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K, as filed with the SEC on July 30, 2021. We are not aware of any material changes in the risk factors identified in our 2021 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2021 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Risk Management” in our 2021 Form 10-K.

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

NATIONAL RURAL UTILITIES
COOPERATIVE FINANCE CORPORATION

Date: October 12, 2021

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Chief Accounting Officer