Form 10-Q
period 2021-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2022-01-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	14
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	17
4	Non-Interest Income	20
5	Derivative Gains (Losses)	21
6	Derivatives—Average Notional Amounts and Interest Rates	22
7	Comparative Swap Curves	23
8	Non-Interest Expense	24
9	Loans—Retention Rate and Repricing Selection	26
10	Total Debt Outstanding	27
11	Member Investments	29
12	Equity	30
13	Loan Portfolio Security Profile	32
14	Loan Exposure to 20 Largest Borrowers	34
15	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	37
16	Available Liquidity	39
17	Committed Bank Revolving Line of Credit Agreements	41
18	Short-Term Borrowings—Funding Sources	42
19	Long-Term and Subordinated Debt Issuances and Repayments	43
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	43
21	Collateral Pledged	44
22	Unencumbered Loans	44
23	Projected Sources and Uses of Funds	46
24	Credit Ratings	47
25	Interest Rate Sensitivity Analysis	48
26	LIBOR-Indexed Financial Instruments	50
27	Adjusted Net Income	51
28	TIER and Adjusted TIER	52
29	Adjusted Liabilities and Equity	52
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	53
31	Members’ Equity	53

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

CFC is a member-owned, nonprofit finance cooperative association with a principal purpose of providing financing to its members to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems of providing reliable, affordable power to the customers they service. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. Because CFC is a tax-exempt cooperative, we cannot issue equity securities as a source of funding. CFC’s primary funding sources consist of a combination of public and private issuances of debt securities, member investments and retained equity. NCSC is a member-owned taxable cooperative that is permitted to provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T member-owned cooperative association. RTFC’s principal purpose is to provide financing to its rural telecommunications members and their affiliates. See “Item 1. Business” in our 2021 Form 10-K for additional information on the business structure, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The CFC business segment has historically accounted for the substantial majority of our consolidated loans and total revenue. Consolidated loans to members totaled $28,947 million as of November 30, 2021, of which 96% was attributable to CFC. We generated consolidated total revenue, which consists of consolidated net interest income and consolidated fee and other income, of $227 million for the six months ended November 30, 2021 (“current year-to-date period”), of which approximately 99% was attributable to CFC. In comparison, we generated consolidated total revenue of $212 million for the six months ended November 30, 2020 (“same prior year-to-date period”). We provide additional financial information on our business segments in “Note 14—Business Segments.”

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

SUMMARY OF SELECTED FINANCIAL DATA

In addition to financial measures determined in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable U.S. GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements expense amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”).

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three and six months ended November 30, 2021 and 2020, and as of November 30, 2021 and May 31, 2021.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Six Months Ended
	November 30,			November 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Statement of operations
Net interest income:
Interest income	$283,152	$276,499	2%	$566,420	$556,083	2%
Interest expense	(173,596)	(174,422)	—	(348,373)	(354,398)	(2)
Net interest income	109,556	102,077	7	218,047	201,685	8
Fee and other income	4,831	6,332	(24)	8,772	9,848	(11)
Total revenue	114,387	108,409	6	226,819	211,533	7
Benefit (provision) for credit losses	3,400	(1,638)	**	(603)	(1,964)	(69)
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(25,952)	(29,800)	(13)	(53,515)	(56,772)	(6)
Derivative forward value gains (losses)(3)	72,038	111,087	(35)	(72,562)	198,335	**
Derivative gains (losses)	46,086	81,287	(43)	(126,077)	141,563	**
Other non-interest income	(4,344)	(1,361)	219	(6,569)	3,298	**
Operating expenses(4)	(23,095)	(24,136)	(4)	(47,305)	(46,799)	1
Other non-interest expense	(431)	(1,778)	(76)	(687)	(2,110)	(67)
Income before income taxes	136,003	160,783	(15)	45,578	305,521	(85)
Income tax provision	(274)	(262)	5	(181)	(413)	(56)
Net income	$135,729	$160,521	(15)	$45,397	$305,108	(85)

Adjusted statement of operations measures
Interest income	$283,152	$276,499	2%	$566,420	$556,083	2%
Interest expense	(173,596)	(174,422)	—	(348,373)	(354,398)	(2)
Include: Derivative cash settlements interest expense(2)	(25,952)	(29,800)	(13)	(53,515)	(56,772)	(6)
Adjusted interest expense(5)	(199,548)	(204,222)	(2)	(401,888)	(411,170)	(2)
Adjusted net interest income(5)	$83,604	$72,277	16	$164,532	$144,913	14

Net income	$135,729	$160,521	(15)	$45,397	$305,108	(85)
Exclude: Derivative forward value gains (losses)(3)	72,038	111,087	12	(72,562)	198,335	**
Adjusted net income(5)	$63,691	$49,434	29	$117,959	$106,773	10

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.78	1.92	(7)		1.13	1.86	(39)
Adjusted TIER(5)	1.32	1.24	6		1.29	1.26	2
Net interest yield(7)	1.49%	1.48%	1	bps	1.48%	1.45%	3	bps
Adjusted net interest yield(5)(8)	1.13	1.05	8		1.11	1.04	7

Credit quality ratios
Net charge-off rate(9)	0.00%	0.00%	—		0.00%	0.00%	—

	November 30, 2021	May 31, 2021	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$183,752	$303,361	(39)%
Investment securities	626,120	611,277	2
Loans to members(10)	28,946,870	28,426,961	2
Allowance for credit losses	(86,135)	(85,532)	1
Loans to members, net	28,860,735	28,341,429	2
Total assets	30,015,579	29,638,363	1
Liabilities and equity:
Short-term borrowings	4,746,935	4,582,096	4
Long-term debt	20,804,379	20,603,123	1
Subordinated deferrable debt	986,415	986,315	—
Members’ subordinated certificates	1,252,349	1,254,660	—
Total debt outstanding	27,790,078	27,426,194	1
Total liabilities	28,624,594	28,238,484	1
Total equity	1,390,985	1,399,879	(1)

Adjusted balance sheet measures
Adjusted total liabilities(5)	$25,635,552	$25,273,384	1%
Adjusted total equity(5)	4,167,824	4,106,172	2
Members’ equity(5)	1,896,684	1,836,135	3

Debt ratios
Debt-to-equity ratio(11)	20.58	20.17	2
Adjusted debt-to-equity ratio(5)	6.15	6.15	—
Liquidity coverage ratio(12)	0.98	0.99	(1)

Credit quality ratios
Nonperforming loans ratio(13)	0.76%	0.84%	(8)	bps
Criticized loans ratio(14)	3.08	3.12	(4)
Allowance coverage ratio(15)	0.30	0.30	—
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications may have been made for prior periods to conform to the current-period presentation.
(2)Consists of net periodic contractual interest amounts on our interest rate swaps, which we refer to as derivatives cash settlements interest expense.
(3)Consists of derivative forward value gains (losses), which represent changes in fair value during the period, excluding net periodic contractual interest settlement amounts, attributable to derivatives not designated for hedge accounting.
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of both November 30, 2021 and May 31, 2021.
(11)Calculated based on total liabilities at period end divided by total equity at period end.
(12)Calculated based on available liquidity at period end, which totaled $7,063 million and $7,090 million as of November 30, 2021 and May 31, 2021, respectively, divided by the amount of maturing debt obligations over the next 12 months at period end, which totaled $7,210 million and $7,180 million, as of each respective date.
(13)Calculated based on total nonperforming loans at period end divided by total loans outstanding at period end.
(14)Calculated based on loans outstanding at period end to borrowers with a risk rating that falls within the criticized risk rating category, which consists of special mention, substandard and doubtful, divided by total loans outstanding at period end.
(15)Calculated based on the allowance for credit losses at period end divided by total loans outstanding at period end.

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

Financial Performance

Reported Results

We reported net income of $136 million and TIER of 1.78 for the three months ended November 30, 2021 (“current quarter”), compared with net income of $161 million and TIER of 1.92 for the three months ended November 30, 2020 (“same prior-year quarter”). We reported net income of $45 million and TIER of 1.13 for the current year-to-date period, compared with net income of $305 million and TIER of 1.86 for the same prior year-to-date period. The significant variance between our reported results for the current-year periods and the same prior-year periods was attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio increased to 20.58 as of November 30, 2021, from 20.17 as of May 31, 2021, largely due to an increase in debt outstanding to fund growth in our loan portfolio coupled with a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million, which was partially offset by our reported net income of $45 million for the current year-to-date period.

The decrease in our reported net income of $25 million to $136 million for the current quarter from $161 million for the same prior-year quarter was driven by a reduction in derivative gains of $35 million, which was partially offset by an increase in net interest income of $7 million and a favorable shift in our provision for credit losses of $5 million. We recorded derivative gains of $46 million for the current quarter, primarily attributable to increases in medium-to-longer term swap rates. In comparison, we recorded derivative gains of $81 million for the same prior-year quarter, attributable to increases in medium- and longer-term swap rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

The increase in net interest income of $7 million, or 7%, to $110 million for the current quarter was attributable to an increase in average interest-earning assets of $1,882 million, or 7%, coupled with an increase in the net interest yield of 1 basis point, or 1%, to 1.49%. The increase in average interest-earning assets was primarily driven by growth in average total loans. The increase in the net interest yield reflected the combined impact of a reduction in our average cost of borrowings of 18 basis points to 2.52%, which was partially offset by a decrease in the average yield on our interest-earning assets of 17 basis point to 3.84%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment. We recorded a benefit for credit losses of $3 million for the current quarter, compared with a provision for credit losses of $2 million for the same prior-year quarter. The current-quarter benefit stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the current quarter. The provision for credit losses of $2 million recorded in the same prior-year quarter was primarily attributable to loan growth during the period.

The decrease in our reported net income of $260 million to $45 million for the current year-to-date period from $305 million for the same prior year-to-date period was primarily driven by an unfavorable shift in the change in the net fair value of our swap portfolio between periods of $268 million, which was partially offset by an increase in net interest income of $16 million. We recorded derivative losses of $126 million for the current year-to-date period, primarily attributable to decreases in longer-term swap rates during the period. In contrast, we recorded derivative gains of $142 million for the same prior year-to-date period, attributable to increases in longer-term swap rates during the period.

The increase in net interest income of $16 million, or 8%, to $218 million for the current year-to-date period was attributable to an increase in average interest-earning assets of $1,719 million, or 6%, and an increase in the net interest yield of 3 basis points, or 2%, to 1.48%. The increase in average interest-earning assets was primarily driven by growth in average total loans. The increase in the net interest yield was largely due to a reduction in our average cost of borrowings of 20 basis points to 2.52%, which was partially offset by a decrease in the average yield on our interest-earning assets of 16 basis points to 3.84%. As noted above, the continued low interest rate environment drove the decreases in the average cost of borrowings and average yield on interest-earning assets. We recorded a provision for credit losses of less than $1 million for the current year-to-date period and a provision for credit losses of $2 million for the same prior year-to-date period. The provision of less than $1 million for the current year-to-date period reflected the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding. The decrease in the asset-specific allowance resulted from the elimination of the asset-specific allowance of $3 million attributable to the nonperforming loans of $9 million, which, as noted above, were paid in full during the current quarter. The provision for credit losses of $2 million recorded in the same prior year-to-date period was primarily attributable to an increase in loans outstanding during the period.

Adjusted Non-GAAP Results

Adjusted net income totaled $64 million and adjusted TIER was 1.32 for the current quarter, compared with adjusted net income of $49 million and adjusted TIER of 1.24 for the same prior-year quarter. Adjusted net income totaled $118 million and adjusted TIER was 1.29 for the current year-to-date period, compared with adjusted net income of $107 million and adjusted TIER of 1.26 for the same prior year-to-date period. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.15 as of both November 30, 2021 and May 31, 2021 was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

The increase in our adjusted net income of $15 million to $64 million for the current quarter from $49 million for the same prior-year quarter was driven by an increase in adjusted net interest income of $11 million and a favorable shift in our provision for credit losses of $5 million. The increase in adjusted net interest income of $11 million, or 16%, to $84 million for the current quarter reflected the combined impact of an increase in average interest-earning assets of $1,882 million, or 7%, primarily due to growth in average loans outstanding, and an increase in the adjusted net interest yield of 8 basis points, or 8%, to 1.13%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 27 basis points to 2.89%, which was partially offset by a decrease in the average yield on interest-earning assets of 17 basis points to 3.84%, both of which stemmed from the continued low interest rate environment. As noted above in the discussion of our reported results, we recorded a benefit for credit losses of $3 million for the current quarter due to the elimination of the asset-specific allowance of $3 million attributable to nonperforming loans that were paid in full during the current quarter. In comparison, we recorded a provision for credit losses of $2 million for the same prior-year quarter primarily due to loan growth during the period.

The increase in our adjusted net income of $11 million to $118 million for the current year-to-date period from $107 million for the same prior year-to-date period was primarily driven by the combined impact of an increase in our adjusted net interest income of $20 million and a decrease in the provision for credit losses of $1 million, which was partially offset by an unfavorable shift in the gains and losses recorded on our investment securities of $10 million. The increase in adjusted net interest income of $20 million, or 14%, to $165 million for the current year-to-date period was attributable to an increase in our average interest-earning assets of $1,719 million, or 6%, primarily due to growth in average loans outstanding, and an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.11%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 25 basis points to 2.91%, which was partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.84% as the continued low interest rate environment contributed to reductions in our average cost of borrowing and average yield on interest-earning assets.

As noted above in the discussion of our reported results, we recorded a provision for credit losses of less than $1 million for the current year-to-date period resulting from an increase in the collective allowance of $4 million, which was largely offset by the elimination of the asset-specific allowance of $3 million attributable to nonperforming loans that were paid in full during the current quarter. In comparison, we recorded a provision for credit losses of $2 million for the same prior year-to-date period, primarily attributable to loan growth during the period. The unfavorable shift in the gains and losses recorded on our investment securities of $10 million reflected the recognition of unrealized net losses on our investment securities of $7 million for the current year-to-date period, compared with unrealized net gains of $3 million for the same prior year-to-date period. We expect period-to-period market fluctuations in the fair value of our investment securities, and we report these unrealized market fluctuations together with realized gains and losses from the sale of investment securities as a component of non-interest income on our consolidated statements of operations.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $28,947 million as of November 30, 2021, an increase of $520 million, or 2%, from May 31, 2021, reflecting a net increase in long-term loans of $530 million, partially offset by a net decrease in line of credit loans of $10 million. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $531 million, $14 million and $11 million, respectively, and decreases in CFC power supply loans, and CFC statewide and associate loans and of $32 million and $4 million, respectively.

Long-term loan advances totaled $1,506 million during the six months ended November 30, 2021, of which approximately 69% was provided to members for capital expenditures and approximately 29% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $1,271 million during the same prior year-to-date period, of which approximately 85% was provided to members for capital expenditures and 5% was provided for the refinancing of loans made by other lenders. Of the $1,506 million total long-term loans advanced during the current year-to-date period, $1,199 million were fixed-rate loan advances with a weighted average fixed-rate term of 22 years.

The continued low interest rate environment over the last several years presented an opportunity for our members to obtain new long-term loan advances at a lower fixed to maturity interest rate or lock in a lower fixed interest rate to maturity at the repricing date on existing outstanding long-term loan advances. Because many of our members have locked in at or near historic low interest rates on outstanding loan advances for extended terms, the amount of long-term fixed-rate loans that repriced during each fiscal year over the last five fiscal years has gradually decreased, from $1,078 million in fiscal year 2016 to $397 million in fiscal year 2021. Long-term fixed-rate loans scheduled to reprice over the next 12 months totaled $343 million as of November 30, 2021, and long-term fixed-rate loans scheduled to reprice over the next six months and the subsequent four fiscal years through the fiscal year ended May 31, 2026 totaled $1,390 million as of November 30, 2021, representing an average of $309 million per fiscal year.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2021. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $28,503 million and $27,995 million as of November 30, 2021 and May 31, 2021, respectively, represented approximately 99% of total loans outstanding as of each date. Of our total loans outstanding, 94% and 93% were secured as of November 30, 2021 and May 31, 2021, respectively.

We had loans to two borrowers totaling $219 million classified as nonperforming as of November 30, 2021. In comparison, we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of November 30, 2021 and May 31, 2021, respectively. Loans outstanding to Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based electric power supply borrower that filed bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million and $85 million of our total nonperforming loans as of November 30, 2021 and May 31, 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively. The reduction in nonperforming loans of $18 million during the current year-to-date period was due in part to our receipt during the current quarter of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including a payment of $9 million during the current year-to-date period, which reduced the balance of this loan to $134 million as of November 30, 2021, from $143 million as of May 31, 2021.

Our allowance for credit losses of $86 million and allowance coverage ratio of 0.30% as of November 30, 2021 were unchanged from May 31, 2021, reflecting the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding. The decrease in the asset-specific allowance stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans that were paid in full during the current quarter.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” in this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $364 million, or 1% to $27,790 million as of November 30, 2021, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,040 million as of November 30, 2021 was below our targeted maximum threshold of $1,250 million.

On September 13, 2021, Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook. In the prior fiscal quarter, S&P Global Ratings (“S&P”) revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. On November 9, 2021, S&P issued a credit ratings report review of CFC in which S&P affirmed CFC’s credit ratings and stable outlook. On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s Investors Service (“Moody’s”) affirmed CFC’s credit ratings and stable outlook. Our overall issuer credit rating by Moody’s, S&P and Fitch was A1, A- and A+, respectively, as of November 30, 2021. We present our credit ratings for each debt product type, which remain unchanged as of the date of this Report, in the section “Liquidity Risk—Credit

Ratings.” We provide additional information on our financing activities under “Consolidated Balance Sheet Analysis—Debt.”

Liquidity

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and proceeds from debt issuances to our members and in the public capital markets. Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the private placement and public capital markets.

As of November 30, 2021, our available liquidity totaled $7,063 million, consisting of: (i) cash and cash equivalents of $173 million; (ii) investments in debt securities with an aggregate fair value of $589 million, which is subject to change based on market fluctuations; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $1,325 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,379 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $7,063 million as of November 30, 2021, we expect to receive $1,464 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,210 million as of November 30, 2021, consisting of short-term borrowings of $4,747 million and long-term and subordinated debt of $2,463 million. The short-term borrowings scheduled maturity amount of $4,747 million consists of member investments of $3,458 million, dealer commercial paper of $1,040 million and borrowings under a securities repurchase transaction of $249 million. The long-term and subordinated debt obligations over the next 12 months of $2,463 million consist of debt maturities and scheduled debt payment amounts to various sources.

Although our available liquidity of $7,063 million as of November 30, 2021, was $147 million below our total debt obligations over the next 12 months of $7,210 million, we believe we can continue to roll over our member short-term investments of $3,458 million as of November 30, 2021, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. Member short-term investments in CFC have averaged $3,407 million over the last 12 fiscal quarter-end reporting periods. In addition, as noted above, we expect to receive $1,464 million from scheduled long-term loan principal payments over the next 12 months.

Our available liquidity of $7,063 million as of November 30, 2021, was $3,311 million in excess of, or 1.9 times, our total debt obligations, excluding member short-term investments, over the next 12 months of $3,752 million. Our available liquidity of $7,063 million as of November 30, 2021 combined with scheduled long-term loan principal payments over the next 12 months of $1,464 million together total $8,527 million, which was $4,775 million in excess of, or 2.3 times, our total debt obligations, excluding member short-term investments, over the next 12 months of $3,752 million.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million for the foreseeable future. Maintaining our committed bank revolving line of credit agreements and continuing to be in compliance with the covenants of these agreements serve to mitigate our rollover risk, as we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with two counterparties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

The issuance of long-term debt, which represents the most significant component of our funding, allows us to reduce our reliance on short-term borrowings, as well as effectively manage our refinancing and interest rate risk. We expect to continue to issue debt in the private placement and public capital markets to meet our funding needs and believe that we have sufficient sources of liquidity to meet our debt obligations and support our operations over the next 12 months and for the foreseeable future.

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending May 31, 2023, in the “Liquidity Risk” section of this Report.

COVID-19 Update

Although the COVD-19 pandemic continues to persist, we believe that the pandemic has not adversely affected our primary objective of providing our members with the credit products they need to fund their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date. We also believe that the overall credit quality of our loan portfolio has not been adversely affected by market, economic and other disruptions caused by the pandemic. Our electric utility cooperative borrowers operate in a sector identified by the United States (“U.S.”) government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. We have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic.

CFC has been able to maintain business continuity throughout the pandemic and has experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees while also providing in-person collaboration at CFC headquarters, as we believe this working model allows CFC to provide the highest quality of service and deliver more effectively on our member-focused mission. We currently have an indoor mask requirement for all employees working in person at our CFC headquarters, located in Loudoun County, Virginia, regardless of vaccination status, to protect the safety and health of our employees. On November 5, 2021, the U.S. Occupational Safety and Health Administration (“OSHA”) enacted an emergency temporary standard on vaccination and testing that would require all unvaccinated CFC employees in the workplace to undergo weekly COVID-19 testing beginning January 5, 2022. On January 13, 2022, the U.S. Supreme Court blocked these regulations from going into effect. We continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by OSHA and Virginia as they relate to Loudoun County and guidance provided by the Centers for Disease Control and Prevention (“CDC”).

Although most of the initial restrictions imposed at the onset of the pandemic in the U.S. have been relaxed or lifted as a result of the distribution of vaccines, there has been a resurgence of COVID-19 cases fueled by the recently identified, highly transmissible Omicron variant and the continued spread of the Delta variant. Many states throughout the U.S. are currently experiencing record-breaking levels of COVID-19 cases due to the accelerated spread of these variants, which has led some state and local governments to reinstitute measures and restrictions to slow the transmission and mitigate public health risks in certain jurisdictions. Such actions could possibly disrupt the business, activities and operations of CFC, as well as the business and operations of our members, the extent to which are highly uncertain and depend on future developments, which include, among others, the severity and duration of the current COVID-19 resurgence and its impact on the overall economy and other industry sectors; vaccination rates; the longer-term efficacy of vaccinations; and the potential emergence of new, more transmissible or severe variants.

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

Outlook

As indicated in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth over the next 12 months of $879 million. We believe that our current projected loan growth, coupled with our current estimated cost of funding this loan growth, will result in an increase in our reported net interest income and adjusted net interest income over the next 12 months relative to the prior 12-month period ended November 30, 2021. Although we expect an increase in our reported net interest income over the next 12 months, we believe that our reported net interest yield will remain flat based on an anticipated increase in the average cost of borrowings required to fund our projected loan growth over the next 12 months. However, we believe that we will experience an increase in our adjusted net interest yield based on our assumption that short-term interest rates will increase over the next 12 months, which we anticipate will reduce our derivative net periodic cash settlements expense and thereby reduce our adjusted average cost of borrowings.

We expect that our adjusted debt-to-equity ratio, which excludes the impact of derivative forward value gains and losses, will remain elevated above our target threshold of 6.00-to-1 in the near term due to a projected increase in total debt outstanding to fund the anticipated growth in our loan portfolio. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps and therefore the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. We exclude the impact of derivative forward fair value gains and losses, which are driven by changes in expected interest rates over the life of the swaps, from certain of our non-GAAP adjusted measures. We are unable to provide directional guidance to the most directly comparable forward-looking GAAP measures because we are unable to predict with a reasonable degree of certainty the exact timing and impact of derivative forward value gains and losses. The majority of our swaps are long-term, with an average remaining life of approximately 14 years as of November 30, 2021. As such, the periodic unrealized forward gains and losses will be largely based on future changes in expected long-term interest rates, which we cannot accurately predict. As indicated by the volatility in our reported earnings, we often experience significant shifts in the unrealized derivative forward value gains and losses recorded each period. Therefore, the unavailable information could have a significant impact on our actual future debt-to-equity ratio, the most directly comparable GAAP measure. We provide a reconciliation of our adjusted debt-to-equity ratio to our reported debt-to-equity ratio as of November 30, 2021 and May 31, 2021 in the section “Non-GAAP Financial Measures,” which illustrates the potential impact that unrealized derivative forward value gains and losses could have on our future reported debt-to-equity ratios.

We continue to believe that our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our outstanding loans to two CFC electric power supply borrowers, Brazos and Rayburn Country Electric Cooperative, Inc. (“Rayburn”), and that the overall credit quality of our loan portfolio remained strong as of November 30, 2021. Loans outstanding to Brazos and Rayburn of $86 million and $371 million, respectively, together totaled $457 million as of November 30, 2021, of which $180 million was secured and $277 million was unsecured. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos and Rayburn both qualify for the Texas-enacted financing program. Rayburn has initiated the securitization financing process to raise funds for eligible costs incurred during the February 2021 polar vortex, as specified in the legislation, and has stated that it intends to use the proceeds to pay down its related outstanding obligation to the Electric Reliability Council of Texas (“ERCOT”). There are many factors, which we are unable to predict, that may impact the completion and outcome of the securitization transaction and the ultimate collectibility of Rayburn’s loans outstanding. Rayburn, however, was current on all of its debt obligations to us as of the date of this Report.

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

Certain accounting policies are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting policy. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio—Current Methodology” in our 2021 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses of $86 million as of May 31, 2021 under “Item 7. MD&A—Critical Accounting Policies and Estimates” in our 2021 Form 10-K. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

Our allowance for credit losses of $86 million and allowance coverage ratio of 0.30% as of November 30, 2021 were unchanged from May 31, 2021, reflecting the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. Management has discussed the significant judgments, key inputs and assumptions in applying our critical accounting policy governing the measurement of the allowance for credit losses with the Audit Committee of the CFC Board of Directors.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended November 30, 2021 and November 30, 2020 and between the six months ended November 30, 2021 and November 30, 2020. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of November 30, 2021 and amounts reported as of May 31, 2021. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and six months ended November 30, 2021 and 2020, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$25,676,752	$263,569	4.12%	$24,824,439	$262,200	4.24%
Long-term variable-rate loans	782,452	4,334	2.22	639,626	3,596	2.25
Line of credit loans	2,124,507	11,640	2.20	1,300,811	6,994	2.16
Troubled debt restructuring (“TDR”) loans	9,533	182	7.66	10,300	196	7.63
Nonperforming loans	227,857	—	—	158,488	—	—
Other, net(2)	—	(357)	—	—	(344)	—
Total loans	28,821,101	279,368	3.89	26,933,664	272,642	4.06
Cash, time deposits and investment securities	738,204	3,784	2.06	744,049	3,857	2.08
Total interest-earning assets	$29,559,305	$283,152	3.84%	$27,677,713	$276,499	4.01%
Other assets, less allowance for credit losses(3)	393,926			569,289
Total assets(3)	$29,953,231			$28,247,002

Liabilities:
Commercial paper	$2,274,073	$1,809	0.32%	$1,789,252	$1,799	0.40%
Other short-term borrowings	2,178,515	1,267	0.23	2,337,781	1,604	0.28
Total short-term borrowings	4,452,588	3,076	0.28	4,127,033	3,403	0.33
Medium-term notes	4,504,988	26,115	2.33	3,597,232	29,127	3.25
Collateral trust bonds	7,125,605	62,688	3.53	6,792,567	61,623	3.64
Guaranteed Underwriter Program notes payable	6,162,377	42,470	2.76	6,207,538	41,168	2.66
Farmer Mac notes payable	3,189,139	12,775	1.61	2,928,966	12,606	1.73
Other notes payable	8,253	48	2.33	11,726	55	1.88
Subordinated deferrable debt	986,382	12,890	5.24	986,184	12,893	5.24
Subordinated certificates	1,253,323	13,534	4.33	1,255,549	13,547	4.33
Total interest-bearing liabilities	$27,682,655	$173,596	2.52%	$25,906,795	$174,422	2.70%
Other liabilities(3)	950,203			1,538,818
Total liabilities(3)	28,632,858			27,445,613
Total equity(3)	1,320,373			801,389
Total liabilities and equity(3)	$29,953,231			$28,247,002
Net interest spread(4)			1.32%			1.31%
Impact of non-interest bearing funding(5)			0.17			0.17
Net interest income/net interest yield(6)		$109,556	1.49%		$102,077	1.48%

Adjusted net interest income/adjusted net interest yield:
Interest income		$283,152	3.84%		$276,499	4.01%
Interest expense		173,596	2.52		174,422	2.70
Add: Net periodic derivative cash settlements interest expense(7)		25,952	1.22		29,800	1.32
Adjusted interest expense/adjusted average cost(8)		$199,548	2.89%		$204,222	3.16%
Adjusted net interest spread(6)			0.95			0.85
Impact of non-interest bearing funding(5)			0.18			0.20
Adjusted net interest income/adjusted net interest yield(9)		$83,604	1.13%		$72,277	1.05%

	Six Months Ended November 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$25,561,046	$526,654	4.11%	$24,715,209	$525,384	4.24%
Long-term variable-rate loans	773,048	8,612	2.22	662,952	7,996	2.41
Line of credit loans	2,133,233	23,261	2.17	1,359,061	15,236	2.24
TDR loans	9,730	374	7.67	10,542	403	7.62
Nonperforming loans	230,765	—	—	161,640	—	—
Other, net(2)	—	(714)	—	—	(679)	—
Total loans	28,707,822	558,187	3.88	26,909,404	548,340	4.06
Cash, time deposits and investment securities	746,389	8,233	2.20	825,622	7,743	1.87
Total interest-earning assets	$29,454,211	$566,420	3.84%	$27,735,026	$556,083	4.00%
Other assets, less allowance for credit losses(3)	469,698			522,401
Total assets(3)	$29,923,909			$28,257,427

Liabilities:
Commercial paper	$2,399,544	$3,957	0.33%	$1,770,082	$3,861	0.44%
Other short-term borrowings	2,072,422	2,512	0.24	2,225,162	3,883	0.35
Total short-term borrowings	4,471,966	6,469	0.29	3,995,244	$7,744	0.39
Medium-term notes	4,409,663	51,887	2.35	3,641,273	59,014	3.23
Collateral trust bonds	7,159,683	125,830	3.51	6,821,832	124,216	3.63
Guaranteed Underwriter Program notes payable	6,205,812	86,040	2.77	6,225,272	83,581	2.68
Farmer Mac notes payable	3,071,120	25,116	1.63	2,991,046	26,539	1.77
Other notes payable	8,247	96	2.32	11,675	142	2.43
Subordinated deferrable debt	986,357	25,772	5.21	986,160	25,783	5.21
Subordinated certificates	1,253,649	27,163	4.32	1,281,857	27,379	4.26
Total interest-bearing liabilities	$27,566,497	$348,373	2.52%	$25,954,359	$354,398	2.72%
Other liabilities(3)	1,021,369			1,565,495
Total liabilities(3)	28,587,866			27,519,854
Total equity(3)	1,336,043			737,573
Total liabilities and equity(3)	$29,923,909			$28,257,427
Net interest spread(4)			1.32%			1.28%
Impact of non-interest bearing funding(5)			0.16			0.17
Net interest income/net interest yield(6)		$218,047	1.48%		$201,685	1.45%

Adjusted net interest income/adjusted net interest yield:
Interest income		$566,420	3.84%		$556,083	4.00%
Interest expense		348,373	2.52		354,398	2.72
Add: Net periodic derivative cash settlements interest expense(7)		53,515	1.23		56,772	1.24
Adjusted interest expense/adjusted average cost(8)		$401,888	2.91%		$411,170	3.16%
Adjusted net interest spread(6)			0.93			0.84
Impact of non-interest bearing funding(5)			0.18			0.20
Adjusted net interest income/adjusted net interest yield(9)		$164,532	1.11%		$144,913	1.04%
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
(7)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $8,566 million and $9,049 million for the three months ended November 30, 2021 and 2020, respectively. The average outstanding notional amount of interest rate swaps was $8,654 million and $9,138 million for the six months ended November 30, 2021 and 2020, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2021 versus 2020			2021 versus 2020
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$1,369	$9,002	$(7,633)	$1,270	$17,980	$(16,710)
Long-term variable-rate loans	738	803	(65)	616	1,328	(712)
Line of credit loans	4,646	4,429	217	8,025	8,679	(654)
TDR loans	(14)	(15)	1	(29)	(31)	2
Other, net	(13)	—	(13)	(35)	—	(35)
Total loans	6,726	14,219	(7,493)	9,847	27,956	(18,109)
Cash, time deposits and investment securities	(73)	(30)	(43)	490	(743)	1,233
Total interest income	6,653	14,189	(7,536)	10,337	27,213	(16,876)

Interest expense:
Commercial paper	10	487	(477)	96	1,373	(1,277)
Other short-term borrowings	(337)	(109)	(228)	(1,371)	(267)	(1,104)
Total short-term borrowings	(327)	378	(705)	(1,275)	1,106	(2,381)
Medium-term notes	(3,012)	7,350	(10,362)	(7,127)	12,453	(19,580)
Collateral trust bonds	1,065	3,021	(1,956)	1,614	6,152	(4,538)
Guaranteed Underwriter Program notes payable	1,302	(300)	1,602	2,459	(261)	2,720
Farmer Mac notes payable	169	1,120	(951)	(1,423)	710	(2,133)
Other notes payable	(7)	(16)	9	(46)	(42)	(4)
Subordinated deferrable debt	(3)	3	(6)	(11)	5	(16)
Subordinated certificates	(13)	(24)	11	(216)	(602)	386
Total interest expense	(826)	11,532	(12,358)	(6,025)	19,521	(25,546)
Net interest income	$7,479	$2,657	$4,822	$16,362	$7,692	$8,670

Adjusted net interest income:
Interest income	$6,653	$14,189	$(7,536)	$10,337	$27,213	$(16,876)
Interest expense	(826)	11,532	(12,358)	(6,025)	19,521	(25,546)
Net periodic derivative cash settlements interest expense(2)	(3,848)	(1,590)	(2,258)	(3,257)	(3,003)	(254)
Adjusted interest expense(3)	(4,674)	9,942	(14,616)	(9,282)	16,518	(25,800)
Adjusted net interest income	$11,327	$4,247	$7,080	$19,619	$10,695	$8,924
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

Reported Net Interest Income

Reported net interest income of $110 million for the current quarter increased $7 million or 7%, from the same prior-year quarter, driven by an increase in average interest-earning assets of $1,882 million, or 7 percent, and an increase in the net interest yield of 1 basis point, or 1%, to 1.49%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $1,887 million, or 7%, driven by an increase in average long-term fixed-rate loans of $852 million and an increase in average line of credit loans of $824 million. The continued low interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest. The increase in average line of credit loans was mainly attributable to loan advances to one distribution member that experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes and loan advances to several CFC Texas-based power supply borrowers that were subject to elevated power costs during the February 2021 polar vortex.

•Net Interest Yield: The increase in the net interest yield of 1 basis point, or 1%, was primarily attributable to a reduction in our average cost of borrowings of 18 basis points to 2.52%, which was partially offset by a decrease in the average yield on interest-earning assets of 17 basis points to 3.84%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment. As a result, we experienced significant reductions in the cost of our short-term and variable-rate funding and in the average yield on our loans, as higher interest rate loans that matured or repriced were replaced by new loans with lower interest rates.

Reported net interest income of $218 million for the six months ended November 30, 2021 increased $16 million, or 8%, from the same prior year-to-date period, driven by an increase in average interest-earning assets of $1,719 million, or 6%, and an increase in the net interest yield of 3 basis points, or 2%, to 1.48%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was attributable to growth in average total loans of $1,798 million, or 7%, driven by an increase in average long-term fixed-rate loans of $846 million and an increase in average line of credit loans of $774 million, as the continued low interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest. The increase in average line of credit loans for the current-year-to date period was also attributable to loan advances to the distribution member that experienced an adverse financial impact from damage caused by two successive hurricanes and loan advances to CFC Texas-based power supply borrowers adversely affected by the elevated power costs during the February 2021 polar vortex.

•Net Interest Yield: The increase in the net interest yield of 3 basis points, or 2%, was primarily attributable to a reduction in our average cost of borrowings of 20 basis points to 2.52%, which was partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.84%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment.

Adjusted Net Interest Income

Adjusted net interest income of $84 million for the current quarter increased $11 million, or 16%, from the same prior-year quarter, driven by the combined impact of an increase in average interest-earning assets of $1,882 million, or 7%, and an increase in the adjusted net interest yield of 8 basis points, or 8%, to 1.13%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during the current quarter was primarily driven by the growth in average total loans of $1,887 million, or 7%, attributable to the increase in average long-term fixed-rate and line of credit loans discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 8 basis points, or 8%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 27 basis points to 2.89%, which was partially offset by a decrease in the average yield on interest-earning assets of 17 basis points to 3.84%, both of which were attributable to the continued low interest rate environment.

Adjusted net interest income of $165 million for the six months ended November 30, 2021 increase $20 million, or 14%, from the same prior year-to-date period, driven by the combined impact of an increase in average interest-earning assets of $1,719 million, or 6%, and an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.11%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current year-to-date period was primarily driven by the growth in average total loans of $1,798 million, or 7%, attributable to the increase in average long-term fixed-rate and line of credit loans noted above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 7 basis points, or 7%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 25 basis points to 2.91%, which was partially offset by a decrease in the average yield on interest-earning assets of 16 basis points to 3.84%, both of which were attributable to the continued low interest rate environment.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $26 million for the current quarter, compared with $30 million for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $54 million for the current year-to-date period, compared with $57 million for the same prior year-to-date period.

The floating-rate payments on our interest rate swaps are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) rate. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate increased during the current quarter and current year-to-date period, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter and year-to date period. In contrast, the 3-month LIBOR rate decreased during the same prior-year periods, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter and year-to-date period.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $86 million and 0.30%, respectively, as of both November 30, 2021 and May 31, 2021.

We recorded a benefit for credit losses of $3 million for the current quarter, compared with a provision for credit losses of $2 million for the same prior-year quarter. The current-quarter benefit stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the current quarter. The provision for credit losses of $2 million recorded in the same prior-year quarter was primarily attributable to loan growth during the period.

We recorded a provision for credit losses of less than $1 million for the current year-to-date period and a provision for credit losses of $2 million for the same prior year-to-date period. The provision of less than $1 million for the current year-to-date period reflected the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding, while the decrease in the asset-specific allowance stemmed from the elimination of the asset-specific allowance attributable to the nonperforming loans of $9 million that were paid in full during the current quarter. The provision for credit losses of $2 million recorded in the same prior year-to-date period was primarily attributable to an increase in loans outstanding during the period.

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

Table 4 presents the components of non-interest income for the three and six months ended November 30, 2021 and 2020.

Table 4: Non-Interest Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-interest income components:
Fee and other income	$4,831	$6,332	$8,772	$9,848
Derivative gains (losses)	46,086	81,287	(126,077)	141,563
Investment securities gains (losses)	(4,344)	(1,361)	(6,569)	3,298
Total non-interest income	$46,573	$86,258	$(123,874)	$154,709

The significant variance in non-interest income between the current-year periods and the same prior-year periods was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. Non-interest income for the current year-to-date period reflects an unfavorable shift in investment securities gains (losses) of $10 million, as we recorded unrealized net losses on our investment securities of $7 million for the current year-to-date period, compared with unrealized net gains of $3 million for the same prior year-to-date period. We expect period-to-period market fluctuations in the fair value of our investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

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

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving purchase note agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of November 30, 2021 or May 31, 2021.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and six months ended November 30, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(25,952)	$(29,800)	$(53,515)	$(56,772)
Derivative forward value gains (losses)	72,038	111,087	(72,562)	198,335
Derivative gains (losses)	$46,086	$81,287	$(126,077)	$141,563

We recorded derivative gains of $46 million for the current quarter, primarily attributable to increases in medium-to-longer term swap rates during the period, namely the two- to 10-year swap rates. In comparison, we recorded derivative gains of $81 million for the same prior-year quarter, attributable to increases in medium- and longer-term swap rates during the period, namely the five- to 30-year swap rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

We recorded derivative losses of $126 million for the current year-to-date period, primarily attributable to decreases in longer-term swap rates during the period, namely the 10- to 30-year swap rates. In contrast, we recorded derivative gains of $142 million for the same prior year-to-date period, attributable to increases in longer-term swap rates during the period, namely the 10- to 30-year swap rates.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 7 below.

Derivative Cash Settlements

As indicated in Table 5 above and discussed above under “Consolidated Results of Operations—Net Interest Income—Adjusted Net Interest Income,” we recorded net periodic derivative cash settlements interest expense of $26 million for the current quarter, compared with $30 million for the same prior-year quarter and net periodic derivative cash settlements interest expense of $54 million for the current year-to-date period, compared with $57 million for the same prior year-to-date period. The 3-month LIBOR rate increased during the current quarter and current year-to-date period, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter and year-to date period. In contrast, the 3-month LIBOR rate decreased during the same prior-year periods, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter and year-to-date period.

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 72% and 73% of the outstanding notional amount of our derivative portfolio as of November 30, 2021 and May 31, 2021, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended November 30,
	2021			2020
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,167,411	2.61%	0.15%	$6,516,242	2.78%	0.25%
Receive-fixed swaps	2,399,000	0.87	2.80	2,533,066	0.98	2.77
Total	$8,566,411	2.12%	0.90%	$9,049,308	2.28%	0.96%

	Six Months Ended November 30,
	2021			2020
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,255,473	2.62%	0.15%	$6,547,594	2.78%	0.31%
Receive-fixed swaps	2,399,000	0.88	2.80	2,590,257	1.10	2.77
Total	$8,654,473	2.14%	0.89%	$9,137,851	2.30%	1.01%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of November 30, 2021. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of November 30, 2020.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of November 30, 2021, August 31, 2021, May 31, 2021, November 30, 2020 and May 31, 2020.

Table 7: Comparative Swap Curves

2.00%
1.75%
1.50%
1.25%
1.00%
0.75%
0.50%
0.25%
0.00%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
0.34%
0.23%
0.17%
0.13%
0.12%
0.77%
0.30%
0.25%
0.23%
1.27%
0.88%
0.86%
0.43%
0.36%
1.51%
1.56%
1.32%
0.85%
0.64%
2.00%
1.65%
1.63%
1.27%
0.94%
Nov 30, 2021
Aug 31, 2021
May 31, 2021
Nov 30, 2020
May 31, 2020

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2021 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and six months ended November 30, 2021 and 2020.

Table 8: Non-Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-interest expense components:
Salaries and employee benefits	$(12,380)	$(14,011)	$(25,690)	$(27,144)
Other general and administrative expenses	(10,715)	(10,125)	(21,615)	(19,655)
Operating expenses	(23,095)	(24,136)	(47,305)	(46,799)
Losses on early extinguishment of debt	(118)	(1,455)	(118)	(1,455)
Other non-interest expense	(313)	(323)	(569)	(655)
Total non-interest expense	$(23,526)	$(25,914)	$(47,992)	$(48,909)

Non-interest expense of $24 million for the current quarter decreased $2 million, or 9%, from the same prior-year quarter, primarily attributable to a decrease in salaries and employee benefits and lower losses on the early extinguishment of debt.

Non-interest expense of $48 million for the current year-to-date period decreased $1 million, or 2%, from the same prior year-to-date period, primarily attributable to a decrease in salaries and employee benefits and lower losses on the early extinguishment of debt, which was partially offset by an increase in other general and administrative expenses as we resumed business travel and in-person corporate meetings and events that were cancelled during the same prior year-to-date period due to the pandemic.

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

We recorded net income attributable to noncontrolling interests of $1 million for the current quarter and net income of less than $1 million for the same prior-year quarter. We recorded net income attributable to noncontrolling interests of less than $1 million for the current year-to-date period and $1 million for the same prior year-to-date period.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $377 million, or 1%, to $30,016 million as of November 30, 2021, primarily due to growth in our loan portfolio. Similarly, we experienced an increase in total liabilities of $386 million, or 1%, to $28,625 million as of November 30, 2021, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity decreased $9 million to $1,391 million as of November 30, 2021, attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million, which was partially offset by our reported net income of $45 million for the current year-to-date period.

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

Loans Outstanding

Loans to members totaled $28,947 million and $28,427 million as of November 30, 2021 and May 31, 2021, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both November 30, 2021 and May 31, 2021. The increase in loans to members of $520 million, or 2%, from May 31, 2021, was attributable to a net increase in long-term loans of $530 million, partially offset by a decrease in line of credit loans of $10 million. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $531 million, $14 million and $11 million, respectively, and decreases in CFC power supply loans, and CFC statewide and associate loans of $32 million and $4 million, respectively.

Long-term loan advances totaled $1,506 million during the six months ended November 30, 2021, of which approximately 69% was provided to members for capital expenditures and approximately 29% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $1,271 million during the same prior year-to-date period, of which approximately 85% was provided to members for capital expenditures and 5% was provided for the refinancing of loans made by other lenders. Of the $1,506 million total long-term loans advanced during the current year-to-date period, $1,199 million were fixed-rate loan advances with a weighted average fixed-rate term of 22 years.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk.” Also refer to “Note 4—Loans” for addition information on our loans to members.

Loans—Retention Rate

Long-term fixed-rate loans accounted for 90% as of both November 30, 2021 and May 31, 2021 of our loans to members of $28,947 million and $28,427 million, respectively. Borrowers that select a fixed rate on a loan advance under a long-term loan facility have the option of choosing a term on the advance between one year and the final maturity date of the loan. At the expiration of a selected fixed-rate term, or the repricing date, borrowers have the option of: (i) selecting CFC’s current long-term fixed rate for a term ranging from one year up to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

Table 9 displays the retention rate of CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, during the six months ended November 30, 2021 and in fiscal year 2021, and the repricing option selected by borrowers for loans retained by CFC.

Table 9: Loans—Retention Rate and Repricing Selection(1)

	Six Months Ended		Fiscal Year Ended
	November 30, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Borrower option selected at repricing:
Loans retained:
Long-term fixed rate selected	$202,393	96%	$383,939	97%
Long-term variable rate selected	4,026	2	9,564	2
Total loans retained by CFC	206,419	98	393,503	99
Loans repaid	4,389	2	3,508	1
Total	$210,808	100%	$397,011	100%
____________________________
(1)Reflects repricing for CFC long-term fixed-rate loans only. Excludes NCSC and RTFC long-term fixed-rate loans.

As displayed in Table 9, of the loans that repriced during the current year-to-date period and during fiscal year 2021, the substantial majority of borrowers selected a new long-term fixed or variable rate. The average annual retention rate, calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during each of the three fiscal years ended May 31, 2021.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of November 30, 2021 and May 31, 2021. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	November 30, 2021	May 31, 2021	Change
Debt product type:
Commercial paper:
Members, at par	$1,094,767	$1,124,607	$(29,840)
Dealer, net of discounts	1,039,967	894,977	144,990
Total commercial paper	2,134,734	2,019,584	115,150
Select notes to members	1,553,763	1,539,150	14,613
Daily liquidity fund notes to members	410,491	460,556	(50,065)
Securities sold under repurchase agreements	249,291	200,115	49,176
Medium-term notes:
Members, at par	601,366	595,037	6,329
Dealer, net of discounts	4,385,831	3,923,385	462,446
Total medium-term notes	4,987,197	4,518,422	468,775
Collateral trust bonds	6,795,490	7,191,944	(396,454)
Guaranteed Underwriter Program notes payable	6,290,600	6,269,303	21,297
Farmer Mac notes payable	3,121,485	2,977,909	143,576
Other notes payable	8,263	8,236	27
Subordinated deferrable debt	986,415	986,315	100
Members’ subordinated certificates:
Membership subordinated certificates	628,599	628,594	5
Loan and guarantee subordinated certificates	384,580	386,896	(2,316)
Member capital securities	239,170	239,170	—
Total members’ subordinated certificates	1,252,349	1,254,660	(2,311)
Total debt outstanding	$27,790,078	$27,426,194	$363,884

Security type:
Secured debt	59%	61%
Unsecured debt	41	39
Total	100%	100%

Funding source:
Members	18%	18%
Private placement:
Guaranteed Underwriter Program notes payable	23	23
Farmer Mac notes payable	11	11
Total private placement	34	34
Capital markets	48	48
Total	100%	100%

Interest rate type:
Fixed-rate debt	78%	77%
Variable-rate debt	22	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	92%	93%
Variable-rate debt(2)	8	7
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	17%	17%
Long-term and subordinated debt(4)	83	83
Total	100%	100%

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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $364 million, or 1% to $27,790 million as of November 30, 2021, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,040 million as of November 30, 2021 was below our targeted maximum threshold of $1,250 million.

Below is a summary of significant financing activities during the current year-to-date period:

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

•On October 18, 2021, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.000%, due on October 18, 2024, and $350 million aggregate principal amount of dealer medium-term notes at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.33%, due on October 18, 2024.

•In October 2021 and November 2021, we borrowed $250 million and $200 million, respectively, under the Farmer Mac revolving note purchase agreement.

•In November 2021, we borrowed $200 million under the Guaranteed Underwriter Program.

•On November 4, 2021, we closed on a $550 million committed loan facility (“Series S”) under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

•On November 15, 2021, we early redeemed all $400 million of our 3.05% Collateral Trust Bonds due February 15, 2022.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays member debt outstanding, by product type, as of November 30, 2021 and May 31, 2021.

Table 11: Member Investments

	November 30, 2021		May 31, 2021		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,094,767	51%	$1,124,607	56%	$(29,840)
Select notes	1,553,763	100	1,539,150	100	14,613
Daily liquidity fund notes	410,491	100	460,556	100	(50,065)
Medium-term notes	601,366	12	595,037	13	6,329
Members’ subordinated certificates	1,252,349	100	1,254,660	100	(2,311)
Total member investments	$4,912,736		$4,974,010		$(61,274)

Percentage of total debt outstanding	18%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 18% of total debt outstanding as of both November 30, 2021 and May 31, 2021. Over the last twelve fiscal quarters, our member investments have averaged $5,043 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $4,747 million as of November 30, 2021, from $4,582 million as of May 31, 2021, primarily due to an increase in outstanding dealer commercial paper. Short-term borrowings accounted for 17% of total debt outstanding as of each respective date.

See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Long-term and subordinated debt of $23,043 million and $22,844 million as of November 30, 2021 and May 31, 2021, respectively, accounted for 83% of total debt outstanding as of each respective date.

We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Equity

Table 12 presents the components of total CFC equity and total equity as of November 30, 2021 and May 31, 2021.

Table 12: Equity

(Dollars in thousands)	November 30, 2021	May 31, 2021
Equity components:
Membership fees and educational fund:
Membership fees	$968	$968
Educational fund	1,697	2,157
Total membership fees and educational fund	2,665	3,125
Patronage capital allocated	866,405	923,970
Members’ capital reserve	909,749	909,749
Total allocated equity	1,778,819	1,836,844
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(461,162)	(1,079,739)
Year-to-date derivative forward value gains (losses) (1)	(73,370)	618,577
Period-end cumulative derivative forward value losses(1)	(534,532)	(461,162)
Other unallocated net income (loss)	117,865	(709)
Unallocated net loss	(416,667)	(461,871)
CFC retained equity	1,362,152	1,374,973
Accumulated other comprehensive income (loss)	3,906	(25)
Total CFC equity	1,366,058	1,374,948
Noncontrolling interests	24,927	24,931
Total equity	$1,390,985	$1,399,879
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

The decrease in total equity of $9 million to $1,391 million as of November 30, 2021 was attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million, which was partially offset by our reported net income of $45 million for the current year-to-date period.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $28,503 million and $27,995 million as of November 30, 2021 and May 31, 2021, respectively, representing 99% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 90% of total loans outstanding as of both November 30, 2021 and May 31, 2021.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 13 presents, by loan type and by company, secured and unsecured loans in our loan portfolio as of November 30, 2021 and May 31, 2021. Of our total loans outstanding, 94% and 93% were secured as of November 30, 2021 and May 31, 2021, respectively.

Table 13: Loan Portfolio Security Profile

	November 30, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$21,387,928	95%	$1,170,149	5%	$22,558,077
Power supply	4,470,901	87	651,505	13	5,122,406
Statewide and associate	88,705	87	12,686	13	101,391
Total CFC	25,947,534	93	1,834,340	7	$27,781,874
NCSC	696,582	97	24,717	3	721,299
RTFC	413,869	96	17,772	4	431,641
Total loans outstanding(1)	$27,057,985	94	$1,876,829	6	$28,934,814

Loan type:
Long-term loans:
Fixed rate	$25,807,158	99%	$205,983	1%	$26,013,141
Variable rate	687,566	100	2,611	—	690,177
Total long-term loans	26,494,724	99	208,594	1	26,703,318
Line of credit loans	563,261	25	1,668,235	75	2,231,496
Total loans outstanding(1)	$27,057,985	94	$1,876,829	6	$28,934,814

	May 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$20,702,657	94%	$1,324,766	6%	$22,027,423
Power supply	4,458,311	86	696,001	14	5,154,312
Statewide and associate	88,004	83	18,117	17	106,121
Total CFC	$25,248,972	93	2,038,884	7	27,287,856
NCSC	662,782	94	44,086	6	706,868
RTFC	399,717	95	20,666	5	420,383
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

Loan type:
Long-term loans:
Fixed rate	$25,278,805	99%	$235,961	1%	$25,514,766
Variable rate	655,675	100	2,904	—	658,579
Total long-term loans	25,934,480	99	238,865	1	26,173,345
Line of credit loans	376,991	17	1,864,771	83	2,241,762
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both November 30, 2021 and May 31, 2021.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk, and loans outstanding to electric utility organizations represented approximately 99% of our total loans outstanding of $28,503 million as of November 30, 2021 and $27,995 million as of May 31, 2021.

Single-Obligor Concentration

Table 14 displays the outstanding loan exposure for our 20 largest borrowers, by member class, as of November 30, 2021 and May 31, 2021. Our 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of November 30, 2021. In comparison, our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2021 and May 31, 2021.

Table 14: Loan Exposure to 20 Largest Borrowers

	November 30, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,576,715	12%	$3,312,571	12%
Power supply	2,358,399	8	2,665,771	9
Total CFC	5,935,114	20	5,978,342	21
NCSC	199,221	1	203,392	1
Total loan exposure to 20 largest borrowers	6,134,335	21	6,181,734	22
Less: Loans covered under Farmer Mac standby purchase commitment	(254,547)	(1)	(308,580)	(1)
Net loan exposure to 20 largest borrowers	$5,879,788	20%	$5,873,154	21%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $486 million and $512 million as of November 30, 2021 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $255 million and $309 million as of November 30, 2021 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS, which totaled $135 million and $139 million as of November 30, 2021 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 892 as of both November 30, 2021 and May 31, 2021 located in 49 states. Of the 892 borrowers with loans outstanding as of November 30, 2021, 50 were electric power supply borrowers. In comparison, of the 892 borrowers with loans outstanding as of May 31, 2021, 49 were electric power supply borrowers. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 and 67 borrowers with loans outstanding as of November 30, 2021 and May 31, 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $4,975 million and $4,878 million as of November 30, 2021 and May 31, 2021, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $167 million and $172 million as of November 30, 2021 and May 31, 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date. Of the 50 electric power supply borrowers with loans outstanding as of November 30, 2021, eight were located in Texas.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We continue to believe that our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex was primarily limited to our outstanding loans to Brazos and Rayburn and that the overall credit quality of our loan portfolio remained strong as of November 30, 2021.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. We had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, which together totaled $9 million and $10 million as of November 30, 2021 and May 31, 2021, respectively. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of November 30, 2021 and May 31, 2021. We did not have any TDR loans classified as nonperforming as of November 30, 2021 or May 31, 2021. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

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

We had loans to two borrowers totaling $219 million classified as nonperforming as of November 30, 2021. In comparison, we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of November 30, 2021 and May 31, 2021, respectively. Loans outstanding to Brazos accounted for $86 million and $85 million of our total nonperforming loans as of November 30, 2021 and May 31, 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were delinquent as of each respective date. The reduction in nonperforming loans of $18 million during the current year-to-date period was due in part to our receipt during the current quarter of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including a payment of $9 million during the current year-to-date period, which reduced the balance of this loan to $134 million as of November 30, 2021, from $143 million as of May 31, 2021.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no loan charge-offs during the current or same prior year-to-date period. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

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

Criticized loans totaled $890 million and $886 million as of November 30, 2021 and May 31, 2021, respectively, and represented approximately 3% of total loans outstanding as of each respective date. Criticized loans include loans outstanding to Brazos of $86 million and $85 million as of November 30, 2021 and May 31, 2021, respectively, which were classified as doubtful as of each respective date, and loans outstanding to Rayburn of $371 million and $379 million as of November 30, 2021 and May 31, 2021, respectively. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of November 30, 2021 and May 31, 2021. As noted above under “Nonperforming Loans” Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos and Rayburn both qualify for the Texas-enacted financing program. Rayburn has initiated the securitization financing process to raise funds for eligible costs incurred during the February 2021 polar vortex, as specified in the legislation, and has stated that it intends to use the proceeds to pay down its related outstanding obligation to ERCOT. There are many factors, which we are unable to predict, that may impact the completion and outcome of the securitization and the ultimate collectibility of Rayburn’s loans outstanding. Rayburn, however, was current on all of its debt obligations to us as of the date of this Report.

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

Table 15 presents, by member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of November 30, 2021 and May 31, 2021 and the allowance components as of each date.

Table 15: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	November 30, 2021			May 31, 2021
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$22,558,077	$16,032	0.07%	$22,027,423	$13,426	0.06%
Power supply	5,122,406	65,467	1.28	5,154,312	64,646	1.25
Statewide and associate	101,391	1,424	1.40	106,121	1,391	1.31
Total CFC	27,781,874	82,923	0.30	27,287,856	79,463	0.29
NCSC	721,299	1,594	0.22	706,868	1,374	0.19
RTFC	431,641	1,618	0.37	420,383	4,695	1.12
Total	$28,934,814	$86,135	0.30	$28,415,107	$85,532	0.30

Allowance components:
Collective allowance	$28,705,936	$46,074	0.16%	$28,167,639	$42,442	0.15%
Asset-specific allowance	228,878	40,061	17.50	247,468	43,090	17.41
Total allowance for credit losses	$28,934,814	$86,135	0.30	$28,415,107	$85,532	0.30

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$219,444		39.25%	$237,497		36.01%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million as of both November 30, 2021 and May 31, 2021.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses of $86 million and allowance coverage ratio of 0.30% as of November 30, 2021 were unchanged from May 31, 2021, reflecting the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding. The decrease in the asset-specific allowance stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the current quarter.

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

Counterparty Credit Risk

In addition to credit exposure from our borrowers, we enter into other types of financial transactions in the ordinary course of business that expose us to counterparty credit risk, primarily related to transactions involving our cash and cash equivalents, securities held in our investment securities portfolio and derivatives. We mitigate our risk by only entering into these transactions with counterparties with investment-grade ratings, establishing operational guidelines and counterparty exposure limits and monitoring our counterparty credit risk position. We evaluate our counterparties based on certain quantitative and qualitative factors and periodically assign internal risk rating grades to our counterparties.

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $173 million and $626 million, respectively, as of November 30, 2021. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

We provide additional information on the holdings in our investment securities portfolio below under “Liquidity Risk—Investment Securities Portfolio” and in “Note 3—Investment Securities.”

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest-rate swap contracts. We generally engage in over-the-counter (“OTC”) derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. We are exposed to the risk that an individual derivative counterparty will default on payments due to us, which we may not be able to collect or which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement.

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to A- by S&P as of November 30, 2021 and May 31, 2021. The total outstanding notional amount of derivatives with these counterparties was $8,517 million and $8,979 million as of November 30, 2021 and May 31, 2021, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both November 30, 2021 and May 31, 2021.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. As indicated in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets,” our outstanding derivatives, at the individual counterparty level, were in a net loss position of $536 million and $464 million as of November 30, 2021 and May 31, 2021, respectively. As such, we did not have exposure to credit loss on our outstanding derivatives as of either respective date.

We provide addition detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities.”

See “Item 1A. Risk Factors” in our 2021 Form 10-K and “Item 1A. Risk Factors” in this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2021 Form 10-K.

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and proceeds from debt issuances to members, and in the capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 16 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of November 30, 2021 and May 31, 2021.

Table 16: Available Liquidity

	November 30, 2021			May 31, 2021
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$173	$—	$173	$295	$—	$295
Debt securities investment portfolio(1)	589	—	589	576	—	576
Total cash and investment debt securities	762	—	762	871	—	871
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,723	7,398	1,325	8,173	7,198	975
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	3,121	2,379	5,500	2,978	2,522
Total committed credit facilities	16,823	10,522	6,301	16,398	10,179	6,219
Total available liquidity	$17,585	$10,522	$7,063	$17,269	$10,179	$7,090
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity. We had investment-grade corporate debt securities with an aggregate fair value of $265 million and $211 million as of November 30, 2021 and May 31, 2021, respectively, that we transferred and pledged as collateral in short-term repurchase transactions.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both November 30, 2021 and May 31, 2021, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.

(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $626 million as of November 30, 2021, consisting of debt securities with a fair value of $589 million and equity securities with a fair value of $37 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $611 million as of May 31, 2021, consisting of debt securities with a fair value of $576 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with two counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e.,secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. On November 23, 2021, we executed a $249 million securities repurchase transaction. On December 6, 2021, we repurchased the underlying debt securities, which had an aggregate fair value of $265 million as of November 30, 2021, as parenthetically disclosed on our consolidated balance sheet as of this date.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities.”

Borrowing Capacity Under Committed Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $16,823 million and $16,398 million as of November 30, 2021 and May 31, 2021, respectively, and the aggregate amount available for access totaled $6,301 million and $6,219 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these committed credit facilities.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2021.

Table 17: Committed Bank Revolving Line of Credit Agreements

	November 30, 2021
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee (1)
Bank revolving line of credit term:
3-year agreement	$1,245	$—	$1,245	November 28, 2024	7.5 bps
5-year agreement	1,355	3	1,352	November 28, 2025	10.0 bps
Total	$2,600	$3	$2,597
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2021; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date.

Although our committed bank revolving line of credit agreements do not contain a material adverse change clause or rating triggers that would limit the banks’ obligations to provide funding under the terms of the agreements, we must be in compliance with the covenants to draw on the facilities. We have been and expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements. As such, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over.

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to extend new loans to our members and refinance existing member debt. As part of the program, we pay fees, based on our outstanding borrowings, that are intended to help fund the USDA Rural Economic Development Loan and Grant program and thereby support additional investment in rural economic development projects. The borrowings under this program are guaranteed by RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

On November 4, 2021, we closed on a committed loan facility for additional funding of $550 million (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. The closing of this facility increased our total committed borrowing amount under the Guaranteed Underwriter Program to $8,723 million as of November 30, 2021, from $8,173 million as of May 31, 2021.

As displayed in Table 16, we had accessed $7,398 million under the Guaranteed Underwriter Program and up to $1,325 million was available for borrowing as of November 30, 2021. Of the $1,325 million available borrowing amount, $400 million is available for advance through July 15, 2024, $375 million is available for advance through July 15, 2025 and $550 million is available for advance through July 15, 2026. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,291 million as of November 30, 2021.

Farmer Mac Revolving Note Purchase Agreement—Secured

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

Under this agreement, we had outstanding secured notes payable totaling $3,121 million and $2,978 million as of November 30, 2021 and May 31, 2021, respectively. We borrowed $450 million in long-term notes payable under this note purchase agreement with Farmer Mac during the current year-to-date period. As displayed in Table 16, the amount available for borrowing under this agreement was $2,379 million as of November 30, 2021. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowing increased $165 million to $4,747 million as of November 30, 2021, from $4,582 million as of May 31, 2021, and accounted for 17% of total debt outstanding as of each respective period. The increase in short-term borrowings was primarily driven by an increase in outstanding dealer commercial paper.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of November 30, 2021 and May 31, 2021. As indicated in Table 18, members’ investments represented 73% and 76% of our outstanding short-term borrowings as of November 30, 2021 and May 31, 2021, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	November 30, 2021		May 31, 2021
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,457,677	73%	$3,487,004	76%
Capital markets	1,289,258	27	1,095,092	24
Total	$4,746,935	100%	$4,582,096	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million for the foreseeable future, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,040 million as of November 30, 2021 and $895 million as of May 31, 2021 was below our targeted maximum threshold of $1,250 million. We had borrowings under securities repurchase transactions of $249 million and $200 million as of November 30, 2021 and May 31, 2021, respectively.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $23,043 million and $22,844 million as of November 30, 2021 and May 31, 2021, respectively, and accounted for 83% of total debt outstanding as of each respective date.

The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the U.S. Securities and Exchange Commission (“SEC”), we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2023; and
•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2022. We intend to renew the daily liquidity fund registration statement prior to its expiration in March 2022.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during the six months ended November 30, 2021.

Table 19: Long-Term and Subordinated Debt Issuances and Repayments

	Six Months Ended November 30, 2021
(Dollars in thousands)	Issuances	Repayments(1)	Change
Debt product type:
Collateral trust bonds	$—	$405,000	$(405,000)
Guaranteed Underwriter Program notes payable	200,000	178,703	21,297
Farmer Mac notes payable	450,000	306,424	143,576
Medium-term notes sold to members	25,244	54,880	(29,636)
Medium-term notes sold to dealers	787,057	324,193	462,864
Members’ subordinated certificates	177	2,488	(2,311)
Total	$1,462,478	$1,271,688	$190,790
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of November 30, 2021, in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2022	$1,437,736	6%
2023	1,891,072	8
2024	1,673,168	7
2025	1,612,815	7
2026	2,507,568	11
Thereafter	14,207,334	61
Total	$23,329,693	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of November 30, 2021, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $188 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $27,790 million as of November 30, 2021, $16,461 million, or 59%, was secured by pledged loans totaling $18,897 million and pledged investment debt securities with an aggregate fair value of $265 million. In comparison, of our total debt outstanding of $27,426 million as of May 31, 2021, $16,644 million, or 61%, was secured by pledged loans totaling $19,153 million and pledged investment debt securities with an aggregate fair value of $211 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of November 30, 2021 and May 31, 2021.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		November 30, 2021	May 31, 2021
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	129%	116%
Collateral trust bonds 2007 indenture	100	150	118	115
Guaranteed Underwriter Program notes payable	100	150	112	114
Farmer Mac notes payable	100	150	113	116
Clean Renewable Energy Bonds Series 2009A	100	150	102	120
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2021 and May 31, 2021.

Table 22: Unencumbered Loans

(Dollars in thousands)	November 30, 2021	May 31, 2021
Total loans outstanding(1)	$28,934,814	$28,415,107
Less: Loans required pledged under secured debt agreements(2)	(16,464,208)	(16,704,335)
Loans pledged in excess of required amount(2)(3)	(2,432,735)	(2,448,424)
Total pledged loans	(18,896,943)	(19,152,759)
Unencumbered loans	$10,037,871	$9,262,348

Unencumbered loans as a percentage of total loans outstanding	35%	33%

____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both November 30, 2021 and May 31, 2021.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 22, we had excess loans pledged as collateral totaling $2,433 million and $2,448 million as of November 30, 2021 and May 31, 2021, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Secured Borrowing Agreements—Pledged Investment Securities

As discussed above in this section, we have master repurchase agreements with two counterparties whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. We had short-term borrowings under repurchase transactions of $249 million and $200 million as of November 30, 2021 and May 31, 2021, respectively. The debt securities underlying these transactions had an aggregate fair value of $265 million and $211 million as of each respective date, and we repurchased the securities on December 6, 2021 and June 2, 2021, respectively.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary sources and uses of funds, by quarter, over each of the next four fiscal quarters through the quarter ending May 31, 2023. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity; (iii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of November 30, 2021, plus estimated prepayment amounts on long-term loans; (iv) amounts reported in Table 23 as “other loan repayments” and “other loan advances” are primarily attributable to expected repayments and advances under lines of credit; (v) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (vi) long-term loan advances are based on our current projection of member demand for loans.

Table 23: Projected Sources and Uses of Funds(1)

	Projected Sources of Funds				Projected Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Funds	Long-Term and Subordinated Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Funds	Other Sources/ (Uses) of Funds(6)

3Q FY2022	$1,182	$379	$85	$1,646	$1,018	$740	$100	$1,858	$(35)
4Q FY2022	590	353	—	943	604	496	12	1,112	105
1Q FY2023	308	375	—	683	508	562	—	1,070	381
2Q FY2023	602	357	—	959	732	545	—	1,277	252
3Q FY2023	1,317	362	—	1,679	939	550	—	1,489	(245)
4Q FY2023	49	356	—	405	152	544	—	696	216
Total	$4,048	$2,182	$85	$6,315	$3,953	$3,437	$112	$7,502	$674
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended May 31, 2023.
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

As displayed in Table 23, we currently project long-term advances of $2,343 million over the next 12 months, which we anticipate will exceed anticipated long-term loan repayments over the same period of $1,464 million, resulting in net loan growth of approximately $879 million over the next 12 months.

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

On September 13, 2021, Fitch affirmed CFC’s credit ratings and stable outlook. In the prior fiscal quarter, S&P revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. On November 9, 2021, S&P issued a credit ratings report review of CFC in which S&P affirmed CFC’s credit ratings and stable outlook. On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook.

Table 24 displays our credit ratings as of November 30, 2021, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

November 30, 2021
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

Financial Ratios

Our debt-to-equity ratio increased to 20.58 as of November 30, 2021, from 20.17 as of May 31, 2021, largely due to an increase in debt outstanding to fund growth in our loan portfolio coupled with a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million, which was partially offset by our reported net income of $45 million for the current year-to-date period.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.15 as of both November 30, 2021 and May 31, 2021 was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2021.

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

Measurement of Interest Rate Risk

Our Asset Liability Management (“ALM”) framework includes the use of analytic tools and capabilities, which allow us to provide a comprehensive profile of our interest rate risk exposure. We routinely measure and assess our interest rate risk exposure using various methodologies through the use of ALM models that enable us to more accurately measure and monitor our interest rate risk exposure under multiple interest rate scenarios using several different techniques, including, among others, the sensitivity of our net interest income and adjusted net interest income to changes in interest rates and duration gap analysis. Below we present two measures we use to assess our interest rate risk exposure: (i) the interest rate sensitivity of our projected net interest income and adjusted net interest income; and (ii) duration gap.

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our current balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the 12 months, which reflects what management considers, at the time, as the most likely scenario.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve as of each of the reported dates would have on our baseline 12-month projected net interest income and adjusted net interest income as of these dates. As discussed under “Summary of Selected Financial Data,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net periodic derivative cash settlements expense amounts. Because short-term interest rates were near zero as of both November 30, 2021 and May 31, 2021, we assumed an interest rate floor rate of 0% if the hypothetical instantaneous interest rate shift of minus 100 basis points resulted in a negative interest rate.

Table 25: Interest Rate Sensitivity Analysis

	November 30, 2021		May 31, 2021
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points(2)	+ 100 Basis Points	– 100 Basis Points(2)
Net interest income	(8.07)%	(0.85)%	(6.13)%	(3.34)%
Derivative cash settlements interest expense	7.62%	(5.01)%	8.12%	(3.01)%
Adjusted net interest income(3)	(0.45)%	(5.86)%	1.99%	(6.35)%
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

The above interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. Loans with a fixed interest rate to maturity and loans on nonaccrual status have no impact on the sensitivity measures. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth over the next 12 months of $879 million, and we believe that our current projected loan growth, coupled with our current estimated cost of funding this loan growth, will result in a slight increase in our net interest income and adjusted net interest income over the next 12 months.

The changes in the sensitivity measures between November 30, 2021 and May 31, 2021 are primarily attributable to changes in the timing, size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash-flows for assets and liabilities are matched over time. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives used in managing the differences in timing between the maturities or repricing of our loans and the debt funding our loans, and therefore an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives and therefore an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our consolidated balance sheet as of the reported date, it does not incorporate projected changes in our consolidated balance sheet.

The duration gap widened to plus 4.32 months as of November 30, 2021, from plus 1.69 months as of May 31, 2021. The widening of the duration gap was primarily attributable to an increase in our long-term fixed-rate loans of $498 million during the current year-to-date period and the funding of our loan growth, in part, by shorter duration borrowings.

Limitations of Interest Rate Risk Measures

While we believe that the interest income sensitivities and duration gap measures provided are useful tools in assessing our interest rate risk exposure, there are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. These measures should be understood as estimates rather than as precise measurements. The interest rate sensitivity analyses only contemplate certain hypothetical movements in interest rates and are performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual interest income to differ substantially from the above sensitivity analysis. Moreover, as discussed above, we use various other methodologies to measure and monitor our interest rate risk under multiple interest rate scenarios, which, together, provide a comprehensive profile of our interest rate risk.

LIBOR Transition

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR index, announced that it intended to stop compelling banks to submit the rates required to calculate LIBOR after December 31, 2021. Following this announcement, the Federal Reserve Board and the Federal Reserve Bank of New York established the Alternative Reference Rates Committee (“ARRC”) which is comprised of private-market participants and ex-officio members representing banking and financial sector regulators. The ARRC has recommended SOFR as the alternative reference rate.

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

We established a cross-functional LIBOR working group to identify CFC’s exposure, assess the potential risks related to the transition from LIBOR to a new index and develop a strategic transition plan. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our Chief Financial Officer and the CFC Board of Directors. We have identified all of CFC’s LIBOR-based contracts and financial instruments and evaluated the impact of the LIBOR transition on our existing systems, models and processes.

Table 26 summarizes our outstanding LIBOR-indexed financial instruments as of November 30, 2021 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 26: LIBOR-Indexed Financial Instruments

(Dollars in millions)	November 30, 2021
Loans to members, performing	$381
Investment securities	55
Debt	1,699

In addition to the financial instruments presented in Table 26, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,338 million as of November 30, 2021, which represented 86% of the total notional amount of our outstanding interest rate swaps of $8,517 million as of November 30, 2021. The aggregate amount of the unadvanced loan commitments was $2,630 million as of November 30, 2021, which represented 18% of the total unadvanced loan commitments of $14,678 million as of November 30, 2021.

We ceased originating new LIBOR-based loans effective December 31, 2021. We have confirmed CFC’s adherence to the International Swaps and Derivatives Association, Inc. 2020 LIBOR Fallbacks Protocol for our derivative instruments. We are also closely monitoring the development of alternative credit-sensitive rates in addition to SOFR such as the Bloomberg Short Term Bank Yield index.

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

Net Income and Adjusted Net Income

Table 27 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three and six months ended November 30, 2021 and 2020. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 27: Adjusted Net Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Adjusted net interest income:
Interest income	$283,152	$276,499	$566,420	$556,083
Interest expense	(173,596)	(174,422)	(348,373)	(354,398)
Include: Derivative cash settlements interest expense(1)	(25,952)	(29,800)	(53,515)	(56,772)
Adjusted interest expense	(199,548)	(204,222)	(401,888)	(411,170)
Adjusted net interest income	$83,604	$72,277	$164,532	$144,913

Adjusted total revenue:
Net interest income	$109,556	$102,077	$218,047	$201,685
Fee and other income	4,831	6,332	8,772	9,848
Total revenue	114,387	108,409	226,819	211,533
Include: Derivative cash settlements interest expense(1)	(25,952)	(29,800)	(53,515)	(56,772)
Adjusted total revenue	$88,435	$78,609	$173,304	$154,761

Adjusted net income:
Net income	$135,729	$160,521	$45,397	$305,108
Exclude: Derivative forward value gains (losses)(2)	72,038	111,087	(72,562)	198,335
Adjusted net income	$63,691	$49,434	$117,959	$106,773
____________________________
(1)Represents the net periodic contractual interest expense amount on our interest-rate swaps during the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest expense incurred on our derivatives to be part of our funding cost in addition to the interest expense on our debt. As such, we add net periodic derivative cash settlements interest expense amounts to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude unrealized derivative forward value gains and losses from our adjusted total revenue and adjusted net income.

TIER and Adjusted TIER

Table 28 displays the calculation of our TIER and adjusted TIER for the three and six months ended November 30, 2021 and 2020.

Table 28: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
TIER (1)	1.78	1.92	1.13	1.86

Adjusted TIER (2)	1.32	1.24	1.29	1.26
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 29 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2021 and May 31, 2021. As indicated in Table 29, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 29: Adjusted Liabilities and Equity

(Dollars in thousands)	November 30, 2021	May 31, 2021
Adjusted total liabilities:
Total liabilities	$28,624,594	$28,238,484
Exclude:
Derivative liabilities	615,097	584,989
Debt used to fund loans guaranteed by RUS	135,181	139,136
Subordinated deferrable debt	986,415	986,315
Subordinated certificates	1,252,349	1,254,660
Adjusted total liabilities	$25,635,552	$25,273,384

Adjusted total equity:
Total equity	$1,390,985	$1,399,879
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(467,036)	(1,088,982)
Year-to-date derivative forward value gains (losses)(1)	(72,562)	621,946
Period-end cumulative derivative forward value losses(1)	(539,598)	(467,036)
AOCI attributable to derivatives(2)	1,523	1,718
Subtotal	(538,075)	(465,318)
Include:
Subordinated deferrable debt	986,415	986,315
Subordinated certificates	1,252,349	1,254,660
Subtotal	2,238,764	2,240,975
Adjusted total equity	$4,167,824	$4,106,172
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2021 and May 31, 2021.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2021	May 31, 2021
Debt-to equity ratio:
Total liabilities	$28,624,594	$28,238,484
Total equity	1,390,985	1,399,879
Debt-to-equity ratio (1)	20.58	20.17

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$25,635,552	$25,273,384
Adjusted total equity(2)	4,167,824	4,106,172
Adjusted debt-to-equity ratio(3)	6.15	6.15
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 29 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2021 and May 31, 2021. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	November 30, 2021	May 31, 2021
Members’ equity:
Total CFC equity	$1,366,058	$1,374,948
Exclude:
Accumulated other comprehensive income (loss)	3,906	(25)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(534,532)	(461,162)
Subtotal	(530,626)	(461,187)
Members’ equity	$1,896,684	$1,836,135
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of November 30, 2021 and May 31, 2021 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$283,152	$276,499	$566,420	$556,083
Interest expense	(173,596)	(174,422)	(348,373)	(354,398)
Net interest income	109,556	102,077	218,047	201,685
Benefit (provision) for credit losses	3,400	(1,638)	(603)	(1,964)
Net interest income after benefit (provision) for credit losses	112,956	100,439	217,444	199,721
Non-interest income:
Fee and other income	4,831	6,332	8,772	9,848
Derivative gains (losses)	46,086	81,287	(126,077)	141,563
Investment securities gains (losses)	(4,344)	(1,361)	(6,569)	3,298
Total non-interest income	46,573	86,258	(123,874)	154,709
Non-interest expense:
Salaries and employee benefits	(12,380)	(14,011)	(25,690)	(27,144)
Other general and administrative expenses	(10,715)	(10,125)	(21,615)	(19,655)
Losses on early extinguishment of debt	(118)	(1,455)	(118)	(1,455)
Other non-interest expense	(313)	(323)	(569)	(655)
Total non-interest expense	(23,526)	(25,914)	(47,992)	(48,909)
Income before income taxes	136,003	160,783	45,578	305,521
Income tax provision	(274)	(262)	(181)	(413)
Net income	135,729	160,521	45,397	305,108
Less: Net income attributable to noncontrolling interests	(631)	(505)	(193)	(676)
Net income attributable to CFC	$135,098	$160,016	$45,204	$304,432

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$135,729	$160,521	$45,397	$305,108
Other comprehensive income (loss):
Changes in unrealized gains on derivative hedges	3,612	—	4,028	—
Reclassification to earnings of realized gains on derivatives	(143)	(107)	(240)	(212)
Defined benefit plan adjustments	72	188	143	376
Other comprehensive income	3,541	81	3,931	164
Total comprehensive income	139,270	160,602	49,328	305,272
Less: Total comprehensive income attributable to noncontrolling interests	(631)	(505)	(193)	(676)
Total comprehensive income attributable to CFC	$138,639	$160,097	$49,135	$304,596

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2021	May 31, 2021
Assets:
Cash and cash equivalents	$172,742	$295,063
Restricted cash	11,010	8,298
Total cash, cash equivalents and restricted cash	183,752	303,361
Investment securities:
Debt securities trading, at fair value ($264,932 and $210,894 pledged as collateral as of November 30, 2021 and May 31, 2021, respectively)	588,615	576,175
Equity securities, at fair value	37,505	35,102
Total investment securities, at fair value	626,120	611,277
Loans to members	28,946,870	28,426,961
Less: Allowance for credit losses	(86,135)	(85,532)
Loans to members, net	28,860,735	28,341,429
Accrued interest receivable	108,381	107,856
Other receivables	34,489	37,197
Fixed assets, net	96,967	91,882
Derivative assets	78,610	121,259
Other assets	26,525	24,102
Total assets	$30,015,579	$29,638,363

Liabilities:
Accrued interest payable	$120,439	$123,672
Debt outstanding:
Short-term borrowings	4,746,935	4,582,096
Long-term debt	20,804,379	20,603,123
Subordinated deferrable debt	986,415	986,315
Members’ subordinated certificates:
Membership subordinated certificates	628,599	628,594
Loan and guarantee subordinated certificates	384,580	386,896
Member capital securities	239,170	239,170
Total members’ subordinated certificates	1,252,349	1,254,660
Total debt outstanding	27,790,078	27,426,194
Patronage capital retirement payable	2,415	—
Deferred income	47,146	51,198
Derivative liabilities	615,097	584,989
Other liabilities	49,419	52,431
Total liabilities	28,624,594	28,238,484

Equity:
CFC equity:
Retained equity	1,362,152	1,374,973
Accumulated other comprehensive income (loss)	3,906	(25)
Total CFC equity	1,366,058	1,374,948
Noncontrolling interests	24,927	24,931
Total equity	1,390,985	1,399,879
Total liabilities and equity	$30,015,579	$29,638,363

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended November 30, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2021	$2,756	$866,405	$909,749	$(551,765)	$1,227,145	$365	$1,227,510	$26,710	$1,254,220
Net income	—	—	—	135,098	135,098	—	135,098	631	135,729
Other comprehensive income	—	—	—	—	—	3,541	3,541	—	3,541
Patronage capital retirement	—	—	—	—	—	—	—	(2,414)	(2,414)
Other	(91)	—	—	—	(91)	—	(91)	—	(91)
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985

	Six Months Ended November 30, 2021
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	—	—	—	45,204	45,204	—	45,204	193	45,397
Other comprehensive income	—	—	—	—	—	3,931	3,931	—	3,931
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(460)	—	—	—	(460)	—	(460)	2,217	1,757
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985

	Three Months Ended November 30, 2020
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2020	$2,939	$834,209	$807,320	$(936,032)	$708,436	$(1,827)	$706,609	$24,895	$731,504
Net income	—	—	—	160,016	160,016	—	160,016	505	160,521
Other comprehensive income	—	—	—	—	—	81	81	—	81
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(388)	—	—	—	(388)	—	(388)	1	(387)
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719

	Six Months Ended November 30, 2020
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	—	—	—	304,432	304,432	—	304,432	676	305,108
Other comprehensive income	—	—	—	—	—	164	164	—	164
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	—	(59,857)
Other	(642)	—	—	—	(642)	—	(642)	2,024	1,382
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$45,397	$305,108
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(4,232)	(4,804)
Amortization of debt issuance costs and deferred charges	4,895	6,191
Amortization of discount on long-term debt	6,402	5,838
Amortization of issuance costs for bank revolving lines of credit	2,262	2,223
Depreciation and amortization	3,974	3,637
Provision for credit losses	603	1,964
Loss on early extinguishment of debt	118	1,455
Unrealized (gains) losses on equity and debt securities	6,512	(2,985)
Derivative forward value (gains) losses	72,562	(198,335)
Changes in operating assets and liabilities:
Accrued interest receivable	(525)	11,993
Accrued interest payable	(3,233)	(15,853)
Deferred income	180	980
Other	4,171	(7,600)
Net cash provided by operating activities	139,086	109,812

Cash flows from investing activities:
Advances on loans, net	(519,707)	(360,309)
Investments in fixed assets, net	(8,722)	(2,682)
Purchase of trading securities	(86,334)	(306,215)
Proceeds from sales and maturities of trading securities	64,922	65,562
Proceeds from redemption of equity securities	—	30,000
Net cash used in investing activities	(549,841)	(573,644)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	321,906	870,478
Proceeds from short-term borrowings with original maturity > 90 days	1,258,908	1,532,452
Repayments of short-term borrowings with original maturity > 90 days	(1,415,975)	(1,676,947)
Payments for issuance costs for revolving bank lines of credit	(3,563)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,459,259	422,683
Payments for retirement of long-term debt	(1,269,200)	(1,075,719)
Payments made for early extinguishment of debt	(118)	(1,455)
Proceeds from issuance of members’ subordinated certificates	177	13,448
Payments for retirement of members’ subordinated certificates	(2,488)	(66,101)
Payments for retirement of patronage capital	(57,760)	(57,835)
Net cash provided by (used in) financing activities	291,146	(38,996)
Net decrease in cash, cash equivalents and restricted cash	(119,609)	(502,828)
Beginning cash, cash equivalents and restricted cash	303,361	680,019
Ending cash, cash equivalents and restricted cash	$183,752	$177,191

Supplemental disclosure of cash flow information:
Cash paid for interest	$335,793	$353,057
Cash paid for income taxes	12	69

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and for interim financial statements. These consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC has not had entities that held foreclosed assets since fiscal year 2017. All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”). Certain reclassifications and updates may have been made to the presentation of information in prior periods to conform to the current period presentation.

COVID-19

The COVD-19 pandemic continues to persist. Although most of the initial restrictions imposed at the onset of the pandemic in the U.S. have been relaxed or lifted as a result of the distribution of vaccines, there has been a resurgence of COVID-19 cases fueled by the recently identified, highly transmissible Omicron variant and the continued spread of the Delta variant. Many states throughout the U.S. are currently experiencing record-breaking levels of COVID-19 cases due to the accelerated spread of these variants, which has led some state and local governments to reinstitute measures and restrictions to slow the transmission and mitigate public health risks in certain jurisdictions. We continue to closely monitor

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
developments; however, we cannot predict the future impact of COVID-19 on our operational and financial performance, or the specific ways the pandemic may uniquely impact our members, all of which continue to involve significant uncertainties that depend on future developments, which include, among others, the severity and duration of the current COVID-19 resurgence and its impact on the overall economy and other industry sectors; vaccination rates; the longer-term efficacy of vaccinations; and the potential emergence of new, more transmissible or severe variants.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and six months ended November 30, 2021 and 2020.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income:
Loans(1)(2)	$279,368	$272,642	$558,187	$548,340
Investment securities	3,784	3,857	8,233	7,743
Total interest income	283,152	276,499	566,420	556,083

Interest expense:(3)(4)
Short-term borrowings	3,076	3,403	6,469	7,744
Long-term debt	144,096	144,579	288,969	293,492
Subordinated debt	26,424	26,440	52,935	53,162
Total interest expense	173,596	174,422	348,373	354,398

Net interest income	$109,556	$102,077	$218,047	$201,685
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

Deferred income reported on our consolidated balance sheets of $47 million and $51 million as of November 30, 2021 and May 31, 2021, respectively, consists primarily of deferred loan conversion fees of $41 million and $45 million as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

Our investment securities portfolio consists of debt securities classified as trading and equity securities with readily determinable fair values. We therefore record changes in the fair value of our debt and equity securities in earnings and report these unrealized changes together with realized gains and losses from the sale of securities as a component of non-interest income in our consolidated statements of operations

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of November 30, 2021 and May 31, 2021.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2021	May 31, 2021
Debt securities, at fair value:
Certificates of deposit	$—	$1,501
Commercial paper	13,979	12,365
Corporate debt securities	504,032	497,944
Commercial agency mortgage-backed securities (“MBS”)(1)	8,183	8,683
U.S. state and municipality debt securities	21,341	11,840
Foreign government debt securities	992	999
Other asset-backed securities(2)	40,088	42,843
Total debt securities trading, at fair value	$588,615	$576,175
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized losses on our debt securities of $6 million and $2 million for the three months ended November 30, 2021 and 2020, respectively. We recognized net unrealized losses on our debt securities of $9 million for the six months ended November 30, 2021, compared with net unrealized gains of $1 million for the six months ended November 30, 2020.

We did not sell any debt securities during the three months ended November 30, 2021. We received cash proceeds of $2 million on the sale of debt securities during the six months ended November 30, 2021 and recorded gains on the sale of these securities of less than $1 million for the period. We received cash proceeds of $3 million and $6 million on the sale of debt securities during the three and six months ended November 30, 2020, respectively, and recorded gains related to the sale of these securities of less than $1 million during each period.

Pledged Collateral—Debt securities

Under master repurchase agreements with two counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e.,secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We had short-term borrowings under repurchase transactions of $249 million and $200 million as of November 30, 2021 and May 31, 2021, respectively. The debt securities underlying these transactions had an aggregate fair value of $265 million and $211 million as of each respective date, and we repurchased the securities on December 6, 2021 and June 2, 2021, respectively.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of November 30, 2021 and May 31, 2021.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	November 30, 2021	May 31, 2021
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$27,780	$27,450
Farmer Mac—Class A common stock	9,725	7,652
Total equity securities, at fair value	$37,505	$35,102

We recognized net unrealized gains on our equity securities of $2 million for both the three and six months ended November 30, 2021. We recognized net unrealized gains on our equity securities of less than $1 million and $2 million for the three and six months ended November 30, 2020, respectively.

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

Loans to Members

Loans to members consist of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members, by member class and by loan type, as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$22,558,077	78%	$22,027,423	78%
Power supply	5,122,406	18	5,154,312	18
Statewide and associate	101,391	—	106,121	—
Total CFC	27,781,874	96	27,287,856	96
NCSC	721,299	3	706,868	3
RTFC	431,641	1	420,383	1
Total loans outstanding(1)	28,934,814	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,056	—	11,854	—
Loans to members	$28,946,870	100%	$28,426,961	100%

Loan type:
Long-term loans:
Fixed rate	$26,013,141	90%	$25,514,766	90%
Variable rate	690,177	2	658,579	2
Total long-term loans	26,703,318	92	26,173,345	92
Lines of credit	2,231,496	8	2,241,762	8
Total loans outstanding(1)	28,934,814	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,056	—	11,854	—
Loans to members	$28,946,870	100%	$28,426,961	100%
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loan Sales

We may transfer whole loans and participating interests to third parties. These transfers are typically made concurrently with the closing of the loan or participation agreement at par value and meet the accounting criteria required for sale accounting. We sold CFC loans, at par for cash, totaling $4 million and $96 million during the six months ended November 30, 2021 and 2020, respectively. We recorded immaterial losses on the sale of these loans.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $94 million and $93 million as of November 30, 2021 and May 31, 2021, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $28,503 million and $27,995 million as of November 30, 2021 and May 31, 2021, respectively, accounted for 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,134 million and $6,182 million as of November 30, 2021 and May 31, 2021, respectively, representing 21% and 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 11 distribution systems and 9 power supply systems as of November 30, 2021. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2021 and May 31, 2021.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $486 million and $512 million as of November 30, 2021 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $255 million and $309 million as of November 30, 2021 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans had been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of November 30, 2021. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $135 million and $139 million as of November 30, 2021 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 892 as of both November 30, 2021 and May 31, 2021 located in 49 states. Texas, which had 68 and 67 borrowers with loans outstanding as of November 30, 2021 and May 31, 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date. Texas also accounted for the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $4,975 million and $4,878 million as of November 30, 2021 and May 31, 2021, respectively and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $167 million and $172 million as of November 30, 2021 and May 31, 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which slightly reduces our Texas loan exposure.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by member class, of loans outstanding as of November 30, 2021 and May 31, 2021.

Table 4.2: Payment Status of Loans Outstanding

	November 30, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,558,077	$—	$—	$—	$22,558,077	$—
Power supply	5,036,877	15	85,514	85,529	5,122,406	219,444
Statewide and associate	101,391	—	—	—	101,391	—
CFC total	27,696,345	15	85,514	85,529	27,781,874	219,444
NCSC	721,299	—	—	—	721,299	—
RTFC	431,641	—	—	—	431,641	—
Total loans outstanding	$28,849,285	$15	$85,514	$85,529	$28,934,814	$219,444

Percentage of total loans	99.70%	—%	0.30%	0.30%	100.00%	0.76%

	May 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,027,423	$—	$—	$—	$22,027,423	$—
Power supply	5,069,316	3,400	81,596	84,996	5,154,312	228,312
Statewide and associate	106,121	—	—	—	106,121	—
CFC total	27,202,860	3,400	81,596	84,996	27,287,856	228,312
NCSC	706,868	—	—	—	706,868	—
RTFC	420,383	—	—	—	420,383	9,185
Total loans outstanding	$28,330,111	$3,400	$81,596	$84,996	$28,415,107	$237,497

Percentage of total loans	99.70%	0.01%	0.29%	0.30%	100.00%	0.84%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We had one delinquent loan totaling $86 million and $85 million as of November 30, 2021 and May 31, 2021, respectively, to Brazos Electric Power Cooperative, Inc. (“Brazos”), a CFC Texas-based power supply borrower, which we classified as nonperforming and placed on nonaccrual status in the third quarter of fiscal year 2021. Brazos filed bankruptcy in March 2021 and is therefore not permitted to make scheduled loan payments without the approval of the bankruptcy court.

The decrease in loans on nonaccrual status, which are classified as nonperforming, of $18 million to $219 million as of November 30, 2021, from $237 million was due to the receipt of loan principal payments. See “Nonperforming Loans” below for additional information.

Troubled Debt Restructurings (“TDR”)

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by member class, of these loans as of November 30, 2021 and May 31, 2021.

Table 4.3: Trouble Debt Restructurings

	November 30, 2021			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$5,092	0.02%	1	$5,379	0.02%
RTFC	1	4,342	0.01	1	4,592	0.02
Total TDR loans	2	$9,434	0.03%	2	$9,971	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,434	0.03%	2	$9,971	0.04%
Total TDR loans	2	$9,434	0.03%	2	$9,971	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of November 30, 2021 and May 31, 2021. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of November 30, 2021 or May 31, 2021. We did not have any TDR loans classified as nonperforming as of November 30, 2021 or May 31, 2021.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by member class, as of November 30, 2021 and May 31, 2021. Loans classified as nonperforming are placed on nonaccrual status.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Nonperforming Loans

	November 30, 2021			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	2	$219,444	0.76%	2	$228,312	0.81%
RTFC	—	—	—	2	9,185	0.03
Total nonperforming loans	2	$219,444	0.76%	4	$237,497	0.84%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million letters of credit outstanding to Brazos as of May 31, 2021.

We had loans to two borrowers totaling $219 million classified as nonperforming as of November 30, 2021. In comparison we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of November 30, 2021 and May 31, 2021, respectively. Loans outstanding to Brazos accounted for $86 million and $85 million of our total nonperforming loans as of November 30, 2021 and May 31, 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively. The reduction in nonperforming loans of $18 million during the six months ended November 30, 2021 was due in part to our receipt during the current quarter of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including a payment of $9 million during the six months ended November 30, 2021, which reduced the balance of this loan to $134 million as of November 30, 2021, from $143 million as of May 31, 2021.

Net Charge-Offs

We had no loan charge-offs during the six months ended November 30, 2021, nor during the same prior-year period. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.5 displays total loans outstanding, by borrower risk rating category and by member class, as of November 30, 2021 and May 31, 2021. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of November 30, 2021, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2018, and in the aggregate for periods prior to fiscal year 2018. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2018 totaled $17,122 million, representing 59% of our total loans outstanding of $28,935 million as of November 30, 2021. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of November 30, 2021, was 18 years.

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

While the number of borrowers with loans outstanding was 892 borrowers as of November 30, 2021, the number of loans outstanding was 16,512 as of November 30, 2021, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2021
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q2 2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	May 31, 2021
Pass
CFC:
Distribution	$1,003,440	$1,736,046	$1,909,008	$1,211,086	$1,474,402	$13,747,440	$1,225,521	$22,306,943	$21,808,099
Power supply	244,193	541,766	194,019	338,813	248,520	2,665,332	270,648	4,503,291	4,517,408
Statewide and associate	1,465	2,372	20,327	3,486	—	21,957	36,238	85,845	90,261
CFC total	1,249,098	2,280,184	2,123,354	1,553,385	1,722,922	16,434,729	1,532,407	26,896,079	26,415,768
NCSC	—	40,349	236,919	4,225	43,346	249,631	146,829	721,299	706,868
RTFC	25,237	93,813	47,565	11,097	24,799	190,022	34,766	427,299	406,606
Total pass	$1,274,335	$2,414,346	$2,407,838	$1,568,707	$1,791,067	$16,874,382	$1,714,002	$28,044,677	$27,529,242

Special mention
CFC:
Distribution	$—	$4,945	$—	$5,150	$941	$12,693	$227,405	$251,134	$219,324
Power supply	—	—	—	—	—	29,000	—	29,000	29,611
Statewide and associate	—	—	—	5,000	3,946	6,600	—	15,546	15,860
CFC total	—	4,945	—	10,150	4,887	48,293	227,405	295,680	264,795
RTFC	—	—	—	—	—	4,342	—	4,342	4,592
Total special mention	$—	$4,945	$—	$10,150	$4,887	$52,635	$227,405	$300,022	$269,387

Substandard
CFC:
Power supply	$—	$23,200	$—	$81,869	$—	$61,042	$204,560	$370,671	$378,981
Total substandard	$—	$23,200	$—	$81,869	$—	$61,042	$204,560	$370,671	$378,981

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$133,915	$85,529	$219,444	$228,312
CFC total	—	—	—	—	—	133,915	85,529	219,444	228,312
RTFC	—	—	—	—	—	—	—	—	9,185
Total doubtful	$—	$—	$—	$—	$—	$133,915	$85,529	$219,444	$237,497
Total criticized loans	$—	$28,145	$—	$92,019	$4,887	$247,592	$517,494	$890,137	$885,865
Total loans outstanding	$1,274,335	$2,442,491	$2,407,838	$1,660,726	$1,795,954	$17,121,974	$2,231,496	$28,934,814	$28,415,107

Criticized loans totaled $890 million and $886 million as of November 30, 2021 and May 31, 2021, respectively, and represented approximately 3% of total loans outstanding as of each respective date. Criticized loans include loans outstanding to Brazos of $86 million and $85 million as of November 30, 2021 and May 31, 2021, respectively, which were classified as doubtful as of each respective date, and loans outstanding to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) of $371 million and $379 million as of November 30, 2021 and May 31, 2021, respectively. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of November 30, 2021 and May 31, 2021. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Special Mention

One CFC electric distribution borrower with loans outstanding of $251 million and $219 million as of November 30, 2021 and May 31, 2021, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $300 million and $269 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for reimbursement of the hurricane damage-related restoration costs.

Substandard

Loans outstanding to Rayburn of $371 million and $379 million as of November 30, 2021 and May 31, 2021, respectively, account for the loan amounts in the substandard category as of each respective date. The loans outstanding to Rayburn of $371 million as of November 30, 2021 consist of secured loans totaling $159 million and unsecured loans totaling $212 million.

Doubtful

Loans outstanding classified as doubtful totaled $219 million and $237 million as of November 30, 2021 and May 31, 2021, respectively, consisting of loans outstanding to Brazos of $86 million and $85 million as of each respective date and loans outstanding to a CFC electric power supply borrower of $134 million and $143 million as of each respective date. These loans were also classified as nonperforming, as discussed above under “Nonperforming Loans.”

In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos and Rayburn both qualify for the Texas-enacted financing program. Rayburn has initiated the securitization financing process to raise funds for eligible costs incurred during the February 2021 polar vortex, as specified in the legislation, and has stated that it intends to use the proceeds to pay down its related outstanding obligation to the Electric Reliability Council of Texas. There are many factors, which we are unable to predict, that may impact the completion and outcome of the securitization transaction and the ultimate collectibility of Rayburn’s loans outstanding. Rayburn, however, was current on all of its debt obligations to us as of the date of this Report.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	November 30, 2021	May 31, 2021
Member class:
CFC:
Distribution	$9,659,640	$9,387,070
Power supply	3,904,003	3,970,698
Statewide and associate	180,152	161,340
Total CFC	13,743,795	13,519,108
NCSC	596,904	551,125
RTFC	337,652	286,806
Total unadvanced commitments	$14,678,351	$14,357,039

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,663,645	5,771,813
Total long-term loans	5,663,645	5,771,813
Lines of credit	9,014,706	8,585,226
Total unadvanced commitments	$14,678,351	$14,357,039
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2021, and the related maturities in each fiscal year during the five-year period ended May 31, 2026, and thereafter.

Table 4.7: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Line of credit loans	$9,014,706	$705,293	$4,351,138	$1,184,200	$1,516,986	$449,196	$807,893
Long-term loans	5,663,645	268,120	843,783	1,600,903	854,606	1,083,856	1,012,377
Total	$14,678,351	$973,413	$5,194,921	$2,785,103	$2,371,592	$1,533,052	$1,820,270

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of November 30, 2021, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,664 million will be advanced prior to the expiration of the commitment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,678 million as of November 30, 2021 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,447 million and $11,312 million as of November 30, 2021 and May 31, 2021, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,231 million and $3,045 million as of November 30, 2021 and May 31, 2021, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of November 30, 2021, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

Table 4.8: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Committed lines of credit	$3,231,160	$251	$512,707	$483,262	$1,194,262	$273,337	$767,341

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. Table 4.9 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of November 30, 2021 and May 31, 2021. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.9: Pledged Loans

(Dollars in thousands)	November 30, 2021	May 31, 2021
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,022,711	$7,422,711
Pledged collateral:
Distribution system mortgage notes pledged	8,160,235	8,400,293
RUS-guaranteed loans qualifying as permitted investments pledged	135,181	121,679
Total pledged collateral	8,295,416	8,521,972

1994 indenture:
Collateral trust bonds outstanding	$25,000	$30,000
Pledged collateral:
Distribution system mortgage notes pledged	32,241	34,924

Guaranteed Underwriter Program:
Notes payable outstanding	$6,290,600	$6,269,303
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,032,830	7,150,240

Farmer Mac:
Notes payable outstanding	$3,121,485	$2,977,909
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,531,936	3,440,307

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$4,412	$4,412
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,520	5,316
Cash	1,179	394
Total pledged collateral	5,699	5,710

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by member class, changes in the allowance for credit losses for our loan portfolio for the three and six months ended November 30, 2021 and 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended November 30, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2021	$15,369	$66,469	$1,422	$83,260	$1,455	$4,820	$89,535
Provision (benefit) for credit losses	663	(1,002)	2	(337)	139	(3,202)	(3,400)
Balance as of November 30, 2021	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135

	Three Months Ended November 30, 2020
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2020	$12,037	$39,282	$1,411	$52,730	$829	$3,792	$57,351
Provision (benefit) for credit losses	1,178	499	2	1,679	512	(553)	1,638
Balance as of November 30, 2020	$13,215	$39,781	$1,413	$54,409	$1,341	$3,239	$58,989

	Six Months Ended November 30, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532
Provision (benefit) for credit losses	2,606	821	33	3,460	220	(3,077)	603
Balance as of November 30, 2021	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135

	Six Months Ended November 30, 2020
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	3,586	2,034	25	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	11,588	40,061	1,434	53,083	791	3,151	57,025
Provision (benefit) for credit losses	1,627	(280)	(21)	1,326	550	88	1,964
Balance as of November 30, 2020	$13,215	$39,781	$1,413	$54,409	$1,341	$3,239	$58,989

The following tables present, by member class, the components of our allowance for credit losses as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	November 30, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$16,032	$25,809	$1,424	$43,265	$1,594	$1,215	$46,074
Asset-specific allowance	—	39,658	—	39,658	—	403	40,061
Total allowance for credit losses	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135

Loans outstanding:(1)
Collectively evaluated loans	$22,552,985	$4,902,962	$101,391	$27,557,338	$721,299	$427,299	$28,705,936
Individually evaluated loans	5,092	219,444	—	224,536	—	4,342	228,878
Total loans outstanding	$22,558,077	$5,122,406	$101,391	$27,781,874	$721,299	$431,641	$28,934,814

Allowance ratios:
Collective allowance coverage ratio(2)	0.07%	0.53%	1.40%	0.16%	0.22%	0.28%	0.16%
Asset-specific allowance coverage ratio(3)	—	18.07	—	17.66	—	9.28	17.50
Total allowance coverage ratio(4)	0.07	1.28	1.40	0.30	0.22	0.37	0.30

	May 31, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,426	$25,104	$1,391	$39,921	$1,374	$1,147	$42,442
Asset-specific allowance(5)	—	39,542	—	39,542	—	3,548	43,090
Total allowance for credit losses	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

Loans outstanding:(1)
Collectively evaluated loans	$22,022,044	$4,926,000	$106,121	$27,054,165	$706,868	$406,606	$28,167,639
Individually evaluated loans	5,379	228,312	—	233,691	—	13,777	247,468
Total loans outstanding	$22,027,423	$5,154,312	$106,121	$27,287,856	$706,868	$420,383	$28,415,107

Allowance ratios:
Collective allowance coverage ratio(2)	0.06%	0.51%	1.31%	0.15%	0.19%	0.28%	0.15%
Asset-specific allowance coverage ratio(3)	—	17.32	—	16.92	—	25.75	17.41
Total allowance coverage ratio(4)	0.06	1.25	1.31	0.29	0.19	1.12	0.30
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of November 30, 2021 and May 31, 2021.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses of $86 million and allowance coverage ratio of 0.30% as of November 30, 2021 were unchanged from May 31, 2021, reflecting the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding. The decrease in the asset-specific allowance stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the current quarter.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2021 and May 31, 2021.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,747 million and accounted for 17% of total debt outstanding as of November 30, 2021, compared with $4,582 million and 17% of total debt outstanding as of May 31, 2021. The following table provides comparative information on our short-term borrowings as of November 30, 2021 and May 31, 2021.

Table 6.1: Short-Term Borrowings Sources

	November 30, 2021		May 31, 2021
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,039,967	4%	$894,977	3%
Commercial paper members, at par	1,094,767	4	1,124,607	4
Total commercial paper	2,134,734	8	2,019,584	7
Select notes to members	1,553,763	6	1,539,150	6
Daily liquidity fund notes	410,491	1	460,556	2
Medium-term notes sold to members	398,656	1	362,691	1
Securities sold under repurchase agreements	249,291	1	200,115	1
Total short-term borrowings	$4,746,935	17%	$4,582,096	17%

We have master repurchase agreements with two counterparties whereby we may sell investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
investment debt securities portfolio amount reported on our consolidated balance sheets. On November 23, 2021, we borrowed $249 million under two securities repurchase transactions. On December 6, 2021, we repurchased the underlying pledged debt securities, which had a fair value of $265 million as of November 30, 2021. We had borrowings under repurchase agreements of $200 million as of May 31, 2021 and we had pledged debt securities underlying these repurchase transactions with a fair value of $211 million as of May 31, 2021.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2021.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2021
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2021; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date. We were in compliance with all covenants and conditions under the agreements as of November 30, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2021 and May 31, 2021. Long-term debt outstanding totaled $20,804 million and accounted for 75% of total debt outstanding as of November 30, 2021, compared with $20,603 million and 75% of total debt outstanding as of May 31, 2021.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2021	May 31, 2021
Secured long-term debt:
Collateral trust bonds	$7,047,711	$7,452,711
Unamortized discount	(221,016)	(227,046)
Debt issuance costs	(31,205)	(33,721)
Total collateral trust bonds	6,795,490	7,191,944
Guaranteed Underwriter Program notes payable	6,290,600	6,269,303
Farmer Mac notes payable	3,121,485	2,977,909
Other secured notes payable	4,412	4,412
Debt issuance costs	(14)	(22)
Total other secured notes payable	4,398	4,390
Total secured notes payable	9,416,483	9,251,602
Total secured long-term debt	16,211,973	16,443,546
Unsecured long-term debt:
Medium-term notes sold through dealers	4,406,592	3,943,728
Medium-term notes sold to members	202,710	232,346
Medium term notes sold through dealers and to members	4,609,302	4,176,074
Unamortized discount	(2,315)	(2,307)
Debt issuance costs	(18,446)	(18,036)
Total unsecured medium-term notes	4,588,541	4,155,731
Unsecured notes payable	3,886	3,886
Unamortized discount	(19)	(35)
Debt issuance costs	(2)	(5)
Total unsecured notes payable	3,865	3,846
Total unsecured long-term debt	4,592,406	4,159,577
Total long-term debt	$20,804,379	$20,603,123

Secured Debt

Long-term secured debt of $16,212 million and $16,444 million as of November 30, 2021 and May 31, 2021, respectively, represented 78% and 80% of total long-term debt outstanding as of each respective date. The decrease in long-term secured debt of $232 million during the six months ended November 30, 2021 was primarily attributable to the early redemption of $400 million of collateral trust bonds, as described below, partially offset by debt borrowings under the Farmer Mac revolving note purchase agreement. We were in compliance with all covenants and conditions under our debt indentures as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds outstanding decreased $396 million to $6,795 million as of November 30, 2021, primarily due to the early redemption of $400 million of 3.05% of collateral trust bonds due February 12, 2021.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program increased $21 million to $6,291 million as of November 30, 2021, due to notes payable advances under the Guaranteed Underwriter Program, partially offset by principal amortization. On November 4, 2021, we closed on a $550 million committed loan facility (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We borrowed $200 million and redeemed $100 million of notes payable outstanding under the Guaranteed Underwriter Program during the six months ended November 30, 2021. We had up to $1,325 million available for access under the Guaranteed Underwriter Program as of November 30, 2021.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,121 million of long-term debt as of November 30, 2021. We advanced long-term notes payable totaling $450 million under the Farmer Mac Note Purchase Agreement during the six months ended November 30, 2021. The amount available for borrowing totaled $2,379 million as of November 30, 2021.

Unsecured Debt

Long-term unsecured debt of $4,592 million and $4,160 million as of November 30, 2021 and May 31, 2021, respectively, represented 22% and 20% of total long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $432 million for the six months ended November 30, 2021 was primarily attributable to dealer medium-term notes issuance, as described below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On October 18, 2021, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.000%, due on October 18, 2024, and $350 million aggregate principal amount of dealer medium-term notes at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.33%, due on October 18, 2024.

See “Note 7—Long-Term Debt” in our 2021 Form 10-K for additional information on our various long-term debt product types.

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $986 million as of November 30, 2021, unchanged from May 31, 2021. See “Note 8—Subordinated Deferrable Debt” in our 2021 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of November 30, 2021 and May 31, 2021. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2021			May 31, 2021
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,118,204	2.61%	0.15%	$6,579,516	2.65%	0.20%
Receive-fixed swaps	2,399,000	0.88	2.80	2,399,000	0.92	2.80
Total interest rate swaps	$8,517,204	2.12	0.90	$8,978,516	2.19	0.89

Cash Flow Hedges

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving purchase note agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of November 30, 2021 or May 31, 2021.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2021		May 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$78,610	$2,816,570	$121,259	$2,560,618
Total derivative assets	$78,610	$2,816,570	$121,259	$2,560,618

Derivative liabilities:
Interest rate swaps	$615,097	$5,700,634	$584,989	$6,417,898
Total derivative liabilities	$615,097	$5,700,634	$584,989	$6,417,898

While all of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2021 and May 31, 2021, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	November 30, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$78,610	$—	$78,610	$78,610	$—	$—

Derivative liabilities:
Interest rate swaps	615,097	—	615,097	78,610	—	536,487

	May 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$121,259	$—	$121,259	$121,259	$—	$—

Derivative liabilities:
Interest rate swaps	584,989	—	584,989	121,259	—	463,730

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and six months ended November 30, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(25,952)	$(29,800)	$(53,515)	$(56,772)
Derivative forward value gains (losses)	72,038	111,087	(72,562)	198,335
Derivative gains (losses)	$46,086	$81,287	$(126,077)	$141,563

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

On September 13, 2021, Fitch affirmed CFC’s credit ratings and stable outlook. In the prior fiscal quarter, S&P revised its outlook on CFC to stable from negative, stating that the outlook revision mainly reflected its view that the risk of CFC experiencing substantial further losses stemming from the February 2021 polar vortex had diminished. On November 9, 2021, S&P issued a credit ratings report review of CFC in which S&P affirmed CFC’s credit ratings and stable outlook. On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of November 30, 2021. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2021. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2021, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$38,205	$(6,748)	$—	$(6,748)
Falls below Baa1/BBB+	5,636,404	(357,913)	—	(357,913)
Falls to or below Baa2/BBB (2)	398,870	(16,802)	—	(16,802)
Total	$6,073,479	$(381,463)	$—	$(381,463)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $223 million as of November 30, 2021. These swaps were in an unrealized loss position of $28 million as of November 30, 2021.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% the total outstanding notional amount of derivatives as of both November 30, 2021 and May 31, 2021. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $400 million as of November 30, 2021.

NOTE 10—EQUITY

Total equity decreased $9 million to $1,391 million as of November 30, 2021, attributable primarily to the patronage capital retirement of $58 million authorized by the CFC Board of Directors in July 2021, partially offset by our reported net income of $45 million for the six months ended November 30, 2021.

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
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and six months ended November 30, 2021 and 2020 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended November 30,
	2021			2020
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,037	$(1,672)	$365	$2,025	$(3,852)	$(1,827)
Changes in unrealized gains	3,612	—	3,612	—	—	—
Realized (gains) losses reclassified to earnings	(143)	72	(71)	(107)	188	81
Ending balance	$5,506	$(1,600)	$3,906	$1,918	$(3,664)	$(1,746)

	Six Months Ended November 30,
	2021			2020
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$1,718	$(1,743)	$(25)	$2,130	$(4,040)	$(1,910)
Changes in unrealized gains	4,028	—	4,028	—	—	—
Realized (gains) losses reclassified to earnings	(240)	143	(97)	(212)	376	164
Ending balance	$5,506	$(1,600)	$3,906	$1,918	$(3,664)	$(1,746)
____________________________
(1) Of the derivative gains reclassified to earnings, a portion is reclassified as a component of the derivative gains (losses) line item and the remainder is reclassified as a component of the interest expense line item on our consolidated statements of operations.
(2) Reclassified to earnings as component of the other non-interest expense line item presented on our consolidated statements of operations.

We expect to reclassify realized gains of $1 million attributable to derivative cash flow hedges from AOCI into earnings over the next 12 months.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2021 and May 31, 2021.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2021	May 31, 2021
Guarantee type:
Long-term tax-exempt bonds(1)	$123,775	$145,025
Letters of credit(2)	377,738	389,735
Other guarantees	156,468	154,320
Total	$657,981	$689,080

Member class:
CFC:
Distribution	$271,941	$251,023
Power supply	354,180	415,984
Statewide and associate(3)	8,811	5,523
CFC total	634,932	672,530
NCSC	23,049	16,550
Total	$657,981	$689,080
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3) Includes CFC guarantees to NCSC and RTFC members totaling $6 million and $3 million as of November 30, 2021 and May 31, 2021, respectively.

Long-term tax-exempt bonds of $124 million and $145 million as of November 30, 2021 and May 31, 2021, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $378 million and $390 million as of November 30, 2021 and May 31, 2021, respectively, $121 million and $104 million were secured at each respective date. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
members as of November 30, 2021. The maturities for the outstanding letters of credit as of November 30, 2021 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2021, we may be required to issue up to an additional $91 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2021. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $157 million and $154 million as of November 30, 2021 and May 31, 2021, respectively, of which $25 million was secured as of both November 30, 2021 and May 31, 2021. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $389 million and $415 million and represented 59% and 60% of total guarantees as of November 30, 2021 and May 31, 2021, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $124 million of variable-rate tax-exempt bonds as of November 30, 2021, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2021 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $10 million as of both November 30, 2021 and May 31, 2021.The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $10 million and $9 million as of November 30, 2021 and May 31, 2021, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2021 and May 31, 2021. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	November 30, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$172,742	$172,742	$172,742	$—	$—
Restricted cash	11,010	11,010	11,010	—	—
Equity securities, at fair value	37,505	37,505	37,505	—	—
Debt securities trading, at fair value	588,615	588,615	—	588,615
Deferred compensation investments	7,595	7,595	7,595	—	—
Loans to members, net	28,860,735	30,768,917	—	—	30,768,917
Accrued interest receivable	108,381	108,381	—	108,381	—
Derivative assets	78,610	78,610	—	78,610	—
Total financial assets	$29,865,193	$31,773,375	$228,852	$775,606	$30,768,917

Liabilities:
Short-term borrowings	$4,746,935	$4,747,001	$—	$4,747,001	$—
Long-term debt	20,804,379	22,255,483	—	12,449,548	9,805,935
Accrued interest payable	120,439	120,439	—	120,439	—
Guarantee liability	10,150	10,884	—	—	10,884
Derivative liabilities	615,097	615,097	—	615,097	—
Subordinated deferrable debt	986,415	1,054,992	266,200	788,792	—
Members’ subordinated certificates	1,252,349	1,252,349	—	—	1,252,349
Total financial liabilities	$28,535,764	$30,056,245	$266,200	$18,720,877	$11,069,168

	May 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,063	$295,063	$295,063	$—	$—
Restricted cash	8,298	8,298	8,298	—	—
Equity securities, at fair value	35,102	35,102	35,102	—	—
Debt securities trading, at fair value	576,175	576,175	—	576,175	—
Deferred compensation investments	7,222	7,222	7,222	—	—
Loans to members, net	28,341,429	29,967,692	—	—	29,967,692
Accrued interest receivable	107,856	107,856	—	107,856	—
Derivative assets	121,259	121,259	—	121,259	—
Total financial assets	$29,492,404	$31,118,667	$345,685	$805,290	$29,967,692

Liabilities:
Short-term borrowings	$4,582,096	$4,582,329	$—	$4,582,329	$—
Long-term debt	20,603,123	21,799,736	—	12,476,073	9,323,663
Accrued interest payable	123,672	123,672	—	123,672	—
Guarantee liability	10,041	10,841	—	—	10,841
Derivative liabilities	584,989	584,989	—	584,989	—
Subordinated deferrable debt	986,315	1,062,748	265,200	797,548	—
Members’ subordinated certificates	1,254,660	1,254,660	—	—	1,254,660
Total financial liabilities	$28,144,896	$29,418,975	$265,200	$18,564,611	$10,589,164

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2021 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the six months ended November 30, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of November 30, 2021 and May 31, 2021, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and six months ended November 30, 2021 and 2020.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2021			May 31, 2021
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$37,505	$—	$37,505	$35,102	$—	$35,102
Debt securities trading, at fair value	—	588,615	588,615	—	576,175	576,175
Deferred compensation investments	7,595	—	7,595	7,222	—	7,222
Derivative assets	—	78,610	78,610	—	121,259	121,259

Liabilities:
Derivative liabilities	$—	$615,097	$615,097	$—	$584,989	$584,989

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis during the six months ended November 30, 2021, which were repaid in full in November 2021. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended November 30, 2020.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had no nonperforming collateral-dependent loans outstanding as of November 30, 2021. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $9 million as of May 31, 2021, which were paid off in November 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was $6 million as of May 31, 2021.

Significant Unobservable Level 3 Inputs

We employ various approaches and techniques to estimate the fair value of loans where we expect repayment to be provided solely by the continued operation or sale of the underlying collateral, including estimated cash flows from the collateral, valuations obtained from third-party specialists and comparable sales data. The technique depends on the nature of the collateral and the extent to which observable inputs are available. Our Credit Risk Management group reviews the valuation technique, including the use of any significant inputs that are not readily observable by market participants, to assess the appropriateness of the technique and the reasonableness of the assumptions involved. The estimated fair value of $6 million as of May 31, 2021 for the two affiliated RTFC nonperforming collateral-dependent loans totaling $9 million as of May 31, 2021, was derived primarily based on the lower end of limited publicly available sales data for the underlying FCC spectrum licenses collateral.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of November 30, 2021 and May 31, 2021.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2021	May 31, 2021
Assets:
Loans outstanding	$1,152,941	$1,127,251
Other assets	9,932	11,343
Total assets	$1,162,873	$1,138,594

Liabilities:
Total liabilities	$30,898	$30,187

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of November 30, 2021 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	November 30, 2021	May 31, 2021
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,130,018	1,107,185
Credit enhancements:
CFC third-party guarantees	23,049	16,550
Other credit enhancements	7,578	8,386
Total credit enhancements(2)	30,627	24,936
Total outstanding commitments	1,160,645	1,132,121
CFC credit commitments available(3)	$4,339,355	$4,367,879
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $31 million as of November 30, 2021. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately; however, we aggregate segment information for NCSC and RTFC into one reportable segment because neither entity meets the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting.

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

Segment Results and Reconciliation

The following tables display segment results of operations for the three and six months ended November 30, 2021 and 2020, assets attributable to each segment as of November 30, 2021 and November 30, 2020 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended November 30, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$281,131	$10,973	$292,104	$—	$(8,952)	$283,152
Interest expense	(173,596)	(8,952)	(182,548)	—	8,952	(173,596)
Derivative cash settlements interest expense	(25,533)	(419)	(25,952)	25,952	—	—
Interest expense	(199,129)	(9,371)	(208,500)	25,952	8,952	(173,596)
Net interest income	82,002	1,602	83,604	25,952	—	109,556
Benefit for credit losses	3,400	3,063	6,463	—	(3,063)	3,400
Net interest income after benefit for credit losses	85,402	4,665	90,067	25,952	(3,063)	112,956
Non-interest income:
Fee and other income	6,093	(1,812)	4,281	—	550	4,831
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(25,952)	—	(25,952)
Derivative forward value gains	—	—	—	72,038	—	72,038
Derivative gains	—	—	—	46,086	—	46,086
Investment securities losses	(4,344)	—	(4,344)	—	—	(4,344)
Total non-interest income	1,749	(1,812)	(63)	46,086	550	46,573
Non-interest expense:
General and administrative expenses	(22,716)	(1,975)	(24,691)	—	1,596	(23,095)
Losses on early extinguishment of debt	(118)	—	(118)	—	—	(118)
Other non-interest expense	(313)	(917)	(1,230)	—	917	(313)
Total non-interest expense	(23,147)	(2,892)	(26,039)	—	2,513	(23,526)
Income (loss) before income taxes	64,004	(39)	63,965	72,038	—	136,003
Income tax provision	—	(274)	(274)	—	—	(274)
Net income (loss)	$64,004	$(313)	$63,691	$72,038	$—	$135,729

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$274,473	$11,008	$285,481	$—	$(8,982)	$276,499
Interest expense	(174,422)	(8,982)	(183,404)	—	8,982	(174,422)
Derivative cash settlements interest expense	(29,370)	(430)	(29,800)	29,800	—	—
Interest expense	(203,792)	(9,412)	(213,204)	29,800	8,982	(174,422)
Net interest income	70,681	1,596	72,277	29,800	—	102,077
Benefit (provision) for credit losses	(1,638)	41	(1,597)	—	(41)	(1,638)
Net interest income after benefit (provision) for credit losses	69,043	1,637	70,680	29,800	(41)	100,439
Non-interest income:
Fee and other income	7,513	686	8,199	—	(1,867)	6,332
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(29,800)	—	(29,800)
Derivative forward value gains	—	—	—	111,087	—	111,087
Derivative gains	—	—	—	81,287	—	81,287
Investment securities losses	(1,361)	—	(1,361)	—	—	(1,361)
Total non-interest income	6,152	686	6,838	81,287	(1,867)	86,258
Non-interest expense:
General and administrative expenses	(23,750)	(1,978)	(25,728)	—	1,592	(24,136)
Losses on early extinguishment of debt	(1,455)	—	(1,455)	—	—	(1,455)
Other non-interest expense	(323)	(316)	(639)	—	316	(323)
Total non-interest expense	(25,528)	(2,294)	(27,822)	—	1,908	(25,914)
Income before income taxes	49,667	29	49,696	111,087	—	160,783
Income tax provision	—	(262)	(262)	—	—	(262)
Net income (loss)	$49,667	$(233)	$49,434	$111,087	$—	$160,521

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$562,438	$21,426	$583,864	$—	$(17,444)	$566,420
Interest expense	(348,373)	(17,444)	(365,817)	—	17,444	(348,373)
Derivative cash settlements interest expense	(52,678)	(837)	(53,515)	53,515	—	—
Interest expense	(401,051)	(18,281)	(419,332)	53,515	17,444	(348,373)
Net interest income	161,387	3,145	164,532	53,515	—	218,047
Benefit (provision) for credit losses	(603)	2,857	2,254	—	(2,857)	(603)
Net interest income after benefit (provision) for credit losses	160,784	6,002	166,786	53,515	(2,857)	217,444
Non-interest income:
Fee and other income	11,416	(928)	10,488	—	(1,716)	8,772
Derivative losses:
Derivative cash settlements interest expense	—	—	—	(53,515)	—	(53,515)
Derivative forward value losses	—	—	—	(72,562)	—	(72,562)
Derivative losses	—	—	—	(126,077)	—	(126,077)
Investment securities losses	(6,569)	—	(6,569)	—	—	(6,569)
Total non-interest income	4,847	(928)	3,919	(126,077)	(1,716)	(123,874)
Non-interest expense:
General and administrative expenses	(46,370)	(4,126)	(50,496)	—	3,191	(47,305)
Losses on early extinguishment of debt	(118)	—	(118)	—	—	(118)
Other non-interest expense	(569)	(1,382)	(1,951)	—	1,382	(569)
Total non-interest expense	(47,057)	(5,508)	(52,565)	—	4,573	(47,992)
Income (loss) before income taxes	118,574	(434)	118,140	(72,562)	—	45,578
Income tax provision	—	(181)	(181)	—	—	(181)
Net income (loss)	$118,574	$(615)	$117,959	$(72,562)	$—	$45,397

	November 30, 2021
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,911,891	$1,152,940	$30,064,831	$—	$(1,130,017)	$28,934,814
Deferred loan origination costs	12,056	—	12,056	—	—	12,056
Loans to members	28,923,947	1,152,940	30,076,887	—	(1,130,017)	28,946,870
Less: Allowance for credit losses	(86,135)	(3,212)	(89,347)	—	3,212	(86,135)
Loans to members, net	28,837,812	1,149,728	29,987,540	—	(1,126,805)	28,860,735
Other assets	1,144,912	99,144	1,244,056	—	(89,212)	1,154,844
Total assets	$29,982,724	$1,248,872	$31,231,596	$—	$(1,216,017)	$30,015,579

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$552,069	$22,016	$574,085	$—	$(18,002)	$556,083
Interest expense	(354,398)	(18,002)	(372,400)	—	18,002	(354,398)
Derivative cash settlements interest expense	(55,933)	(839)	(56,772)	56,772	—	—
Interest expense	(410,331)	(18,841)	(429,172)	56,772	18,002	(354,398)
Net interest income	141,738	3,175	144,913	56,772	—	201,685
Benefit (provision) for credit losses	(1,964)	1,107	(857)	—	(1,107)	(1,964)
Net interest income after benefit (provision) for credit losses	139,774	4,282	144,056	56,772	(1,107)	199,721
Non-interest income:
Fee and other income	12,288	170	12,458	—	(2,610)	9,848
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(56,772)	—	(56,772)
Derivative forward value gains	—	—	—	198,335	—	198,335
Derivative gains	—	—	—	141,563	—	141,563
Investment securities gains	3,298	—	3,298	—	—	3,298
Total non-interest income	15,586	170	15,756	141,563	(2,610)	154,709
Non-interest expense:
General and administrative expenses	(45,950)	(4,035)	(49,985)	—	3,186	(46,799)
Losses on early extinguishment of debt	(1,455)	—	(1,455)	—	—	(1,455)
Other non-interest expense	(655)	(531)	(1,186)	—	531	(655)
Total non-interest expense	(48,060)	(4,566)	(52,626)	—	3,717	(48,909)
Income (loss) before income taxes	107,300	(114)	107,186	198,335	—	305,521
Income tax provision	—	(413)	(413)	—	—	(413)
Net income (loss)	$107,300	$(527)	$106,773	$198,335	$—	$305,108

	November 30, 2020
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$27,027,010	$1,136,379	$28,163,389	$—	$(1,112,226)	$27,051,163
Deferred loan origination costs	11,806	—	11,806	—	—	11,806
Loans to members	27,038,816	1,136,379	28,175,195	—	(1,112,226)	27,062,969
Less: Allowance for credit losses	(58,989)	(4,580)	(63,569)	—	4,580	(58,989)
Loans to members, net	26,979,827	1,131,799	28,111,626	—	(1,107,646)	27,003,980
Other assets	1,161,963	107,272	1,269,235	—	(97,113)	1,172,122
Total assets	$28,141,790	$1,239,071	$29,380,861	$—	$(1,204,759)	$28,176,102
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Series S Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of November 4, 2021 for up to $550,000,000.
10.2*	—	Series S Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 4, 2021 for up to $550,000,000 maturing on July 15, 2026.
10.3*	—	Eight Amended, Restated and Consolidated Pledge Agreement dated as of November 4, 2021 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.4*	—	Eight Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 4, 2021 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: January 14, 2022

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Chief Accounting Officer