Form 10-Q
period 2022-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2022-04-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	14
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	17
4	Non-Interest Income	20
5	Derivative Gains (Losses)	21
6	Derivatives—Average Notional Amounts and Interest Rates	22
7	Comparative Swap Curves	23
8	Non-Interest Expense	24
9	Debt—Total Debt Outstanding	27
10	Debt—Member Investments	29
11	Equity	30
12	Loans—Loan Portfolio Security Profile	32
13	Loans—Loan Exposure to 20 Largest Borrowers	34
14	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	37
15	Available Liquidity	39
16	Liquidity Coverage Ratios	40
17	Committed Bank Revolving Line of Credit Agreements	42
18	Short-Term Borrowings—Funding Sources	43
19	Long-Term and Subordinated Debt—Issuances and Repayments	44
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	44
21	Collateral Pledged	45
22	Loans—Unencumbered Loans	45
23	Liquidity—Projected Sources and Uses of Funds	47
24	Credit Ratings	47
25	Interest Rate Sensitivity Analysis	49
26	LIBOR-Indexed Financial Instruments	51
27	Adjusted Net Income	52
28	TIER and Adjusted TIER	52
29	Adjusted Liabilities and Equity	53
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	54
31	Members’ Equity	54

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus that causes coronavirus disease 2019 (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

The CFC business segment has historically accounted for the substantial majority of our consolidated loans and total revenue. Consolidated loans to members totaled $29,520 million as of February 28, 2022, of which 96% was attributable to CFC. We generated consolidated total revenue, which consists of consolidated net interest income and consolidated fee and other income, of $343 million for the nine months ended February 28, 2022 (“current year-to-date period”), of which approximately 99% was attributable to CFC. In comparison, we generated consolidated total revenue of $320 million for the nine months ended February 28, 2021 (“same prior year-to-date period”). We provide additional financial information on our business segments in “Note 14—Business Segments.”

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

We believe our non-GAAP adjusted measures, which should not be considered in isolation or as a substitute for measures determined in conformity with U.S. GAAP, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures, as the forward fair value gains and losses related to our interest rate swaps that are excluded from our non-GAAP measures do not affect our cash flows, liquidity or ability to service our debt. Our non-GAAP adjusted measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated.

We provide a reconciliation of our non-GAAP adjusted measures to the most directly comparable U.S. GAAP measures in the section “Non-GAAP Financial Measures.”

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three and nine months ended February 28, 2022 and 2021, and as of February 28, 2022 and May 31, 2021.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Statement of operations
Net interest income:
Interest income	$285,206	$278,172	3%	$851,626	$834,255	2%
Interest expense	(173,654)	(173,040)	—	(522,027)	(527,438)	(1)
Net interest income	111,552	105,132	6	329,599	306,817	7
Fee and other income	4,270	3,819	12	13,042	13,667	(5)
Total revenue	115,822	108,951	6	342,641	320,484	7
Benefit (provision) for credit losses	12,749	(33,023)	**	12,146	(34,987)	**
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(26,212)	(29,735)	(12)	(79,727)	(86,507)	(8)
Derivative forward value gains(3)	195,492	359,931	(46)	122,930	558,266	(78)
Derivative gains	169,280	330,196	(49)	43,203	471,759	(91)
Other non-interest income	(11,621)	(2,807)	314	(18,190)	491	**
Operating expenses(4)	(23,079)	(23,562)	(2)	(70,384)	(70,361)	—
Other non-interest expense	(843)	(301)	180	(1,530)	(2,411)	(37)
Income before income taxes	262,308	379,454	(31)	307,886	684,975	(55)
Income tax provision	(343)	(507)	(32)	(524)	(920)	(43)
Net income	$261,965	$378,947	(31)	$307,362	$684,055	(55)

Adjusted statement of operations measures
Interest income	$285,206	$278,172	3%	$851,626	$834,255	2%
Interest expense	(173,654)	(173,040)	—	(522,027)	(527,438)	(1)
Include: Derivative cash settlements interest expense(2)	(26,212)	(29,735)	(12)	(79,727)	(86,507)	(8)
Adjusted interest expense(5)	(199,866)	(202,775)	(1)	(601,754)	(613,945)	(2)
Adjusted net interest income(5)	$85,340	$75,397	13	$249,872	$220,310	13

Net income	$261,965	$378,947	(31)	$307,362	$684,055	(55)
Exclude: Derivative forward value gains(3)	195,492	359,931	(46)	122,930	558,266	(78)
Adjusted net income(5)	$66,473	$19,016	250	$184,432	$125,789	47

Profitability ratios
Times interest earned ratio (“TIER”)(6)	2.51	3.19	(21)		1.59	2.30	(31)
Adjusted TIER(5)	1.33	1.09	22		1.31	1.20	9
Net interest yield(7)	1.50%	1.51%	(1)	bps	1.48%	1.47%	1	bps
Adjusted net interest yield(5)(8)	1.15	1.08	7		1.13	1.05	8

Credit quality ratios
Net charge-off rate(9)	—	—	—		—	—	—

	February 28, 2022	May 31, 2021	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$110,778	$303,361	(63)%
Investment securities	600,784	611,277	(2)
Loans to members(10)	29,520,381	28,426,961	4
Allowance for credit losses	(73,386)	(85,532)	(14)
Loans to members, net	29,446,995	28,341,429	4
Total assets	30,483,522	29,638,363	3
Liabilities and equity:
Short-term borrowings	4,428,057	4,582,096	(3)
Long-term debt	21,521,734	20,603,123	4
Subordinated deferrable debt	986,466	986,315	—
Members’ subordinated certificates	1,233,836	1,254,660	(2)
Total debt outstanding	28,170,093	27,426,194	3
Total liabilities	28,830,927	28,238,484	2
Total equity	1,652,595	1,399,879	18

Adjusted balance sheet measures
Adjusted total liabilities(5)	$26,085,470	$25,273,384	3%
Adjusted total equity(5)	4,215,572	4,106,172	3
Members’ equity(5)	1,963,340	1,836,135	7

Debt ratios
Debt-to-equity ratio(11)	17.45	20.17	(13)
Adjusted debt-to-equity ratio(5)	6.19	6.15	1
Liquidity coverage ratio(12)	1.01	0.99	2

Credit quality ratios
Nonperforming loans ratio(13)	0.70%	0.84%	(14)	bps
Criticized loans ratio(14)	1.71	3.12	(141)
Allowance coverage ratio(15)	0.25	0.30	(5)
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of both February 28, 2022 and May 31, 2021.
(11)Calculated based on total liabilities at period end divided by total equity at period end.
(12)Calculated based on available liquidity at period end, which totaled $6,823 million and $7,090 million as of February 28, 2022 and May 31, 2021, respectively, divided by the amount of maturing debt obligations over the next 12 months at period end, which totaled $6,784 million and $7,186 million, as of each respective date.
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

Financial Performance

Reported Results

We reported net income of $262 million and TIER of 2.51 for the three months ended February 28, 2022 (“current quarter”), compared with net income of $379 million and TIER of 3.19 for the three months ended February 28, 2021 (“same prior-year quarter”). We reported net income of $307 million and TIER of 1.59 for the current year-to-date period, compared with net income of $684 million and TIER of 2.30 for the same prior year-to-date period. The significant variances between our reported results for the current quarter and year-to-date period and the same prior-year quarter and year-to-date period are attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 17.45 as of February 28, 2022, from 20.17 as of May 31, 2021, primarily due to an increase in equity from our reported net income of $307 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

Current Quarter Reported Results

The decrease in our reported net income of $117 million to $262 million for the current quarter from $379 million for the same prior-year quarter was driven by a reduction in derivative gains of $161 million and an increase in losses recorded on our investment securities of $9 million, partially offset by a favorable shift in our provision for credit losses of $46 million and an increase in net interest income of $6 million. We recorded derivative gains of $169 million for the current quarter, attributable to increases in interest rates across the entire swap curve. In comparison, we recorded derivative gains of $330 million for the same prior-year quarter, attributable to more pronounced increases in longer-term swap rates relative to the current-quarter increase in longer-term swap rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio. The increase in losses on our investment securities was primarily attributable to unrealized losses resulting from period-to-period market fluctuations in fair value.

We recorded a benefit for credit losses of $13 million for the current quarter. In contrast, we recorded a provision for credit losses of $33 million for the same prior-year quarter. The current-quarter benefit was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during the current quarter related to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in loans outstanding to Rayburn. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. In February 2022, Rayburn successfully completed a securitization transaction pursuant to this legislation to cover extraordinary costs and expenses incurred during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its related outstanding obligations to the Electric Reliability Council of Texas (“ERCOT”). As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during the current quarter that reduced our loans outstanding to Rayburn to $207 million as of February 28, 2022, consisting of secured and unsecured loans outstanding of $159 million and $48 million, respectively. Loans outstanding to Rayburn totaled $371 million as of the prior fiscal quarter end November 30, 2021, consisting of secured and unsecured loans outstanding of $159 million and $212 million, respectively. The provision for credit losses of $33 million recorded for the same prior-year quarter was attributable to a build in our allowance during that quarter due to the significant adverse financial impact on Brazos Electric Power Cooperative, Inc. (“Brazos”) and Rayburn as a result of their exposure to elevated wholesale electric power costs during the February 2021 polar vortex.

The increase in net interest income of $6 million, or 6%, to $112 million for the current quarter was attributable to an increase in average interest-earning assets of $1,825 million, or 6%, partially offset by a decrease in the net interest yield of 1 basis point, or 1%, to 1.50%. The increase in average interest-earning assets was primarily driven by growth in average total loans. The decrease in the net interest yield reflected the combined impact of a decrease in the average yield on our interest-earning assets of 15 basis point to 3.84% and a reduction in the benefit from non-interest bearing funding of 1 basis point to 0.16%, which were largely offset by a reduction in our average cost of borrowings of 15 basis points to 2.50%. The decreases in the average yield on interest-earning assets and our average cost of borrowings reflected the impact of the continued low interest rate environment.

Year-to-Date Reported Results

The decrease in our reported net income of $377 million to $307 million for the current year-to-date period from $684 million for the same prior year-to-date period was primarily driven by a reduction in derivative gains of $429 million coupled with an unfavorable shift in gains and losses recorded on our investment securities of $19 million, partially offset by a favorable shift in our provision for credit losses of $47 million and an increase in net interest income of $23 million. We recorded derivative gains of $43 million for the current year-to-date period, driven by the combined impact of increases in short- and medium-term swap rates. In comparison, we recorded derivative gains of $472 million for the same prior year-to-date period, driven by pronounced increases in medium- and longer-term swap rates.

We recorded a benefit for credit losses of $12 million for the current year-to-date period. In contrast, we recorded a provision for credit losses of $35 million for the same prior year-to-date period. The benefit for credit losses of $12 million for the current year-to-date period was driven by a decrease in the collective allowance during the current quarter due to an improvement in Rayburn’s credit risk profile and a significant reduction in loans outstanding to Rayburn. The provision for credit losses of $35 million recorded for the same prior year-to-date period reflected the allowance build due to the significant adverse financial impact on Brazos and Rayburn resulting from their exposure to elevated wholesale electric power supply costs during the February 2021 polar vortex, discussed further below under “Consolidated Results of Operations.”

The increase in net interest income of $23 million, or 7%, to $330 million for the current year-to-date period was attributable to an increase in average interest-earning assets of $1,754 million, or 6%, and an increase in the net interest yield of 1 basis point, or 1%, to 1.48%. The increase in average interest-earning assets was primarily driven by growth in average total loans. The increase in the net interest yield reflected the combined impact of a reduction in our average cost of borrowings of 19 basis points to 2.51%, which was partially offset by a decrease in the average yield on our interest-earning assets of 15 basis points to 3.84% and a reduction in the benefit from non-interest bearing funding of 3 basis points to 0.15%. As noted above under “Current Quarter Reported Results,” the low interest rate environment contributed to the decreases in the average yield on our interest-earning assets and the average cost of borrowings.

Non-GAAP Adjusted Results

Adjusted net income totaled $66 million and adjusted TIER was 1.33 for the current quarter, compared with adjusted net income of $19 million and adjusted TIER of 1.09 for the same prior-year quarter. Adjusted net income totaled $184 million and adjusted TIER was 1.31 for the current year-to-date period, compared with adjusted net income of $126 million and adjusted TIER of 1.20 for the same prior year-to-date period. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.19 and 6.15 as of February 28, 2022 and May 31, 2021, respectively, was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

Current Quarter Adjusted Results

The increase in our adjusted net income of $47 million to $66 million for the current quarter, from $19 million for the same prior-year quarter reflected the combined impact of a favorable shift in our provision for credit losses of $46 million and an increase in adjusted net interest income of $10 million, partially offset by an increase in losses recorded on our investment securities of $9 million primarily due to period-to-period market fluctuations in fair value. As discussed above under “Current Quarter Reported Results,” we recorded a benefit for credit losses of $13 million for the current quarter, primarily due to a reduction in our collective allowance resulting from an improvement in the credit risk profile of Rayburn following payment in full of its obligations to ERCOT upon the successful completion of a securitization transaction in February 2022 to cover extraordinary costs and expenses incurred during the February 2021 polar vortex and a significant reduction in loans outstanding to Rayburn. In contrast, we recorded a provision for credit losses of $33 million for the same prior-year quarter attributable to an allowance build for loans outstanding to Brazos and Rayburn, which together totaled $465 million as of February 28, 2021, due to a significant deterioration in their credit risk profile resulting from exposure to elevated wholesale electric power costs during the February 2021 polar vortex.

The increase in adjusted net interest income of $10 million, or 13%, to $85 million for the current quarter reflected the combined impact of an increase in average interest-earning assets of $1,825 million, or 6%, primarily due to growth in average loans outstanding, and an increase in the adjusted net interest yield of 7 basis points, or 6%, to 1.15%. The increase in our adjusted net interest yield was attributable to a reduction in our adjusted average cost of borrowings of 22 basis points to 2.88%, which was partially offset by a decrease in the average yield on interest-earning assets of 15 basis points to 3.84%, both of which stemmed from the continued low interest rate environment.

Year-to-Date Adjusted Results

The increase in our adjusted net income of $58 million to $184 million for the current year-to-date period, from $126 million for the same prior year-to-date period, was primarily driven by the combined impact of a favorable shift in our provision for credit losses of $47 million and an increase in our adjusted net interest income of $30 million, or 13%, partially offset by an unfavorable shift in gains and losses recorded on our investment securities of $19 million primarily due to period-to-period market fluctuations in fair value. As discussed above under “Year-to-Date Reported Results,” we recorded a benefit for credit losses of $12 million for the current year-to-date period driven largely by a decrease in the collective allowance due to the improvement in Rayburn’s credit risk profile and a significant reduction in loans outstanding to Rayburn. In contrast, we recorded a provision for credit losses of $35 million for the same prior year-to-date period due to the allowance build for loans outstanding to Brazos and Rayburn as discussed above under “Year-to-Date Reported Results.”

The increase in adjusted net interest income of $30 million, or 13%, to $250 million for the current year-to-date period was attributable to an increase in our average interest-earning assets of $1,754 million, or 6%, primarily due to growth in average loans outstanding, and an increase in the adjusted net interest yield of 8 basis points, or 8%, to 1.13%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 24 basis points to 2.90%, which was partially offset by a decrease in the average yield on interest-earning assets of 15 basis points to 3.84% as the continued low interest rate environment contributed to reductions in our average cost of borrowing and average yield on interest-earning assets.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $29,520 million as of February 28, 2022, an increase of $1,093 million, or 4%, from May 31, 2021, reflecting net increases in long-term and line of credit loans of $999 million and $94 million, respectively. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $1,198 million, $23 million and $37 million, respectively, and decreases in CFC power supply loans and CFC statewide and associate loans of $162 million and $3 million, respectively.

Long-term loan advances totaled $2,384 million during the nine months ended February 28, 2022, of which approximately 79% was provided to members for capital expenditures and approximately 20% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $2,050 million during the same prior year-to-date period, of which approximately 84% was provided to members for capital expenditures and 9% was provided for the refinancing of loans made by other lenders. Of the $2,384 million total long-term loans advanced during the current year-to-date period, $2,030 million were fixed-rate loan advances with a weighted average fixed-rate term of 23 years.

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability and efficiency, as fiber operations offers enhanced communication to monitor electric systems, identify outages and speed electric restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services, either directly or by partnering with local telecommunication companies and others, to the communities they serve. Aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects increased to an estimated $1,237 million as of February 28, 2022, from approximately $854 million as of May 31, 2021. Many of these broadband projects are also financially supported by various states and the federal government, which reduces the investment risk for CFC and our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of February 28, 2022. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $29,051 million and $27,995 million as of February 28, 2022 and May 31, 2021, respectively, represented approximately 98% and 99% of total loans outstanding as of each respective date. Of our total loans outstanding, 93% were secured as of both February 28, 2022 and May 31, 2021.

We had loans to two borrowers totaling $207 million classified as nonperforming as of February 28, 2022. In comparison, we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.70% and 0.84% of total loans outstanding as of February 28, 2022 and May 31, 2021, respectively. The reduction in nonperforming loans of $30 million during the current year-to-date period was due in part to our receipt of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million during the fiscal quarter ended November 30, 2021 (the “second quarter of fiscal year 2022”). In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments totaling $22 million during the current year-to-date period, which reduced the balance of this loan to $121 million as of February 28, 2022, from $143 million as of May 31, 2021.

Loans outstanding to Brazos, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million and $85 million of our total nonperforming loans as of February 28, 2022 and May 31, 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding to us were delinquent as of each respective date. Prior to Brazos’ bankruptcy filing in March 2021, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

On March 18, 2022, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed, and the Chapter 7 Trustee has requested approval from the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of February 28, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, we classified as nonperforming during the fiscal quarter ended May 31, 2022 (the “fourth quarter of fiscal year 2022”). Aggregate loans outstanding to Brazos and Brazos Sandy Creek totaled $114 million as of February 28, 2022, of which $49 million were secured and $65 million were unsecured.

Our allowance for credit losses and allowance coverage ratio decreased to $74 million and 0.25%, respectively, as of February 28, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The decrease in the allowance for credit losses of $12 million reflected a decrease in the collective and asset-specific allowance of $9 million and $3 million, respectively. The collective allowance decrease of $9 million was attributable to an improvement in Rayburn’s credit risk profile following Rayburn’s successful completion of a securitization transaction in February 2022 and subsequent payment in full of its obligations to ERCOT and a significant reduction in loans outstanding to Rayburn, as discussed above. The asset-specific allowance decrease of $3 million stemmed from the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022.

As a result of Rayburn’s payment in full of its February 2021 polar vortex-related outstanding obligations to ERCOT, we believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses below in the section “Credit Risk—Allowance for Credit Losses” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” in this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $744 million, or 3% to $28,170 million as of February 28, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,105 million as of February 28, 2022 was below our targeted maximum threshold of $1,250 million. We provide additional information on our financing activities under “Consolidated Balance Sheet Analysis—Debt.”

On December 13, 2021, S&P Global Ratings (“S&P”) affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s Investors Service (“Moody’s”) affirmed CFC’s credit ratings and stable outlook. On February 4, 2022, Fitch issued a credit ratings report review of CFC in which Fitch affirmed CFC’s credit ratings and stable outlook. Our senior secured debt ratings by Moody’s, S&P and Fitch were A1, A- and A+, respectively, as of February 28, 2022, and our long-term issuer credit ratings by Moody’s, S&P and Fitch were A2, A- and A, respectively, as of February 28, 2022. We present our credit ratings for each CFC debt product type as of February 28, 2022, which remain unchanged as of the date of this Report, in the section “Liquidity Risk—Credit Ratings.”

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

As of February 28, 2022, our available liquidity totaled $6,823 million, consisting of: (i) cash and cash equivalents of $104 million; (ii) investments in debt securities with an aggregate fair value of $565 million, which is subject to change based on market fluctuations; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $1,075 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,482 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $6,823 million as of February 28, 2022, we expect to receive $1,458 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $6,784 million as of February 28, 2022, consisting of short-term borrowings of $4,428 million and long-term and subordinated debt of $2,356 million. The short-term borrowings scheduled maturity amount of $4,428 million consists of member investments of $3,323 million and dealer commercial paper of $1,105 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,356 million consist of debt maturities and scheduled debt payment amounts.

Our available liquidity of $6,823 million as of February 28, 2022 was $39 million in excess of our total scheduled debt obligations over the next 12 months of $6,784 million. We believe we can continue to roll over our member short-term investments of $3,323 million as of February 28, 2022, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,477 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,458 million from scheduled long-term loan principal payments over the next 12 months. Our available liquidity of $6,823 million as of February 28, 2022 was $3,362 million in excess of, or 2.0 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,461 million.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million. Maintaining our committed bank revolving line of credit agreements and continuing to be in compliance with the covenants of these agreements serve to mitigate our rollover risk, as we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with counterparties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

The issuance of long-term debt, which represents the most significant component of our funding, allows us to reduce our reliance on short-term borrowings, as well as effectively manage our refinancing and interest rate risk. We expect to continue to issue debt in the private placement and public capital markets to meet our funding needs and believe that we have sufficient sources of liquidity to meet our debt obligations and support our operations over the next 12 months.

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending August 31, 2023, in the “Liquidity Risk” section of this Report.

COVID-19 Update

Although the COVD-19 pandemic continues to persist, we believe that the pandemic has not adversely affected our primary objective of providing our members with the credit products they need to fund their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date. Our electric utility cooperative borrowers operate in a sector identified by the United States (“U.S.”) government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors are considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance of our members. We also believe that the overall credit quality of our loan portfolio has not been adversely affected by market, economic and other disruptions caused by the pandemic, as we have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic.

CFC has been able to maintain business continuity throughout the pandemic and has experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees while also providing for in-person collaboration at our headquarters in Loudoun County, Virginia, as we believe this working model allows CFC to provide the highest quality of service and deliver more effectively on our member-focused mission. On February 25, 2022, the Centers for Disease Control and Prevention (“CDC”) announced new COVID-19 guidance that updated the metrics used to measure and assess the impact of COVID-19 “Community Levels.” The updated metrics include the levels of new COVID-19 hospital admissions, inpatient beds occupied by COVID-19 patients and new COVID-19 cases. Based on these combined metrics, Community Levels are classified as low, medium or high. The CDC also issued prevention strategies for each COVID-19 Community Level and recommended using the COVID-19 Community Levels as a tool to inform decisions about community prevention strategies and individual preventive behaviors based on the latest data. Effective March 2, 2022, we lifted our mask requirement at CFC’s headquarters for vaccinated employees based on the CDC’s updated guidance and the COVID-19 Community Level low classification for Loudoun County. We plan to continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and Virginia as they relate to Loudoun County and guidance provided by the CDC.

The future trajectory of COVID-19 cases and timing of when the virus will be fully controlled or abated remain uncertain. We cannot predict the potential future impact that COVID-19 may have on our operations and financial performance, or the specific ways the pandemic may uniquely impact our members. We provide additional information on actions taken in response to the pandemic to protect the safety and health of our employees under “Item 1. Business—Human Capital” and “Item 7. MD&A—Executive Summary” in our 2021 Form 10-K. We discuss the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity under “Item 1A. Risk Factors—Operations and Business Risks” in our 2021 Form 10-K.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,166 million over the next 12 months. On March 16, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC also signaled an expectation of ongoing increases in the federal funds rate at each of its remaining six meetings in 2022, and pointed to a consensus target rate of 1.90% by December 31, 2022. The yield curve has flattened throughout 2022 and became inverted in late March 2022, as shorter-term rates rose above longer-term rates. The consensus market outlook for interest rates as of the second half of March 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining flat or inverted over the remainder of 2022. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income, reported net interest yield, adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended February 28, 2022.

We also expect that our adjusted net income and adjusted TIER will decrease over the next 12 months, primarily attributable to our projected decrease in adjusted net interest income. We believe that our adjusted debt-to-equity ratio will remain elevated above our target threshold of 6.00-to-1 in the near term due to a projected increase in total debt outstanding to fund anticipated growth in our loan portfolio. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP adjusted measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures or directional guidance for the most directly comparable GAAP measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of February 28, 2022. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported adjusted debt-to-equity ratio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our allowance for credit losses and allowance coverage ratio decreased to $74 million and 0.25%, respectively, as of February 28, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The decrease in allowance for credit losses of $12 million reflected a decrease in the collective and asset-specific allowance of $9 million and $3 million, respectively. Management has discussed the significant judgments, key inputs and assumptions in applying our critical accounting policy governing the measurement of the allowance for credit losses with the Audit Committee of the CFC Board of Directors.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended February 28, 2022 and February 28, 2021 and between the nine months ended February 28, 2022 and February 28, 2021. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of February 28, 2022 and amounts reported as of May 31, 2021. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and nine months ended February 28, 2022 and 2021, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended February 28,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$26,141,256	$265,493	4.12%	$25,110,992	$262,379	4.24%
Long-term variable-rate loans	695,401	3,790	2.21	620,837	3,435	2.24
Line of credit loans	2,282,758	12,262	2.18	1,623,389	8,605	2.15
Troubled debt restructuring (“TDR”) loans	9,387	181	7.82	10,175	194	7.73
Nonperforming loans	217,837	—	—	179,676	—	—
Other, net(2)	—	(365)	—	—	(348)	—
Total loans	29,346,639	281,361	3.89	27,545,069	274,265	4.04
Cash, time deposits and investment securities	786,608	3,845	1.98	763,378	3,907	2.08
Total interest-earning assets	$30,133,247	$285,206	3.84%	$28,308,447	$278,172	3.99%
Other assets, less allowance for credit losses(3)	439,629			669,136
Total assets(3)	$30,572,876			$28,977,583

Liabilities:
Commercial paper	$2,990,565	$2,574	0.35%	$2,705,513	$2,223	0.33%
Other short-term borrowings	1,835,473	1,228	0.27	2,056,658	1,250	0.25
Short-term borrowings(4)	4,826,038	3,802	0.32	4,762,171	3,473	0.30
Medium-term notes	5,006,411	26,928	2.18	3,744,027	27,751	3.01
Collateral trust bonds	6,917,753	61,003	3.58	6,919,530	61,903	3.63
Guaranteed Underwriter Program notes payable	6,121,837	41,496	2.75	6,110,139	41,426	2.75
Farmer Mac notes payable	3,068,924	14,181	1.87	2,694,586	12,079	1.82
Other notes payable	5,890	31	2.13	9,403	51	2.20
Subordinated deferrable debt	986,433	12,885	5.30	986,233	12,886	5.30
Subordinated certificates	1,239,044	13,328	4.36	1,261,925	13,471	4.33
Total interest-bearing liabilities	$28,172,330	$173,654	2.50%	$26,488,014	$173,040	2.65%
Other liabilities(3)	899,953			1,451,553
Total liabilities(3)	29,072,283			27,939,567
Total equity(3)	1,500,593			1,038,016
Total liabilities and equity(3)	$30,572,876			$28,977,583
Net interest spread(5)			1.34%			1.34%
Impact of non-interest bearing funding(6)			0.16			0.17
Net interest income/net interest yield(7)		$111,552	1.50%		$105,132	1.51%

Adjusted net interest income/adjusted net interest yield:
Interest income		$285,206	3.84%		$278,172	3.99%
Interest expense		173,654	2.50		173,040	2.65
Add: Net periodic derivative cash settlements interest expense(8)		26,212	1.28		29,735	1.35
Adjusted interest expense/adjusted average cost(9)		$199,866	2.88%		$202,775	3.10%
Adjusted net interest spread(7)			0.96			0.89
Impact of non-interest bearing funding(6)			0.19			0.19
Adjusted net interest income/adjusted net interest yield(10)		$85,340	1.15%		$75,397	1.08%

	Nine Months Ended February 28,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$25,752,324	$792,147	4.11%	$24,845,687	$787,763	4.24%
Long-term variable-rate loans	747,450	12,402	2.22	649,068	11,431	2.35
Line of credit loans	2,182,527	35,523	2.18	1,446,202	23,841	2.20
TDR loans	9,617	555	7.72	10,421	597	7.66
Nonperforming loans	226,503	—	—	167,586	—	—
Other, net(2)	—	(1,079)	—	—	(1,027)	—
Total loans	28,918,421	839,548	3.88	27,118,964	822,605	4.06
Cash, time deposits and investment securities	759,648	12,078	2.13	805,102	11,650	1.93
Total interest-earning assets	$29,678,069	$851,626	3.84%	$27,924,066	$834,255	3.99%
Other assets, less allowance for credit losses(3)	459,785			570,775
Total assets(3)	$30,137,854			$28,494,841

Liabilities:
Commercial paper	$2,594,386	$6,531	0.34%	$2,078,466	$6,084	0.39%
Other short-term borrowings	1,994,307	3,740	0.25	2,169,611	5,133	0.32
Short-term borrowings(4)	4,588,693	10,271	0.30	4,248,077	$11,217	0.35
Medium-term notes	4,606,393	78,815	2.29	3,675,148	86,765	3.16
Collateral trust bonds	7,079,926	186,833	3.53	6,854,040	186,119	3.63
Guaranteed Underwriter Program notes payable	6,178,128	127,536	2.76	6,187,316	125,007	2.70
Farmer Mac notes payable	3,070,396	39,297	1.71	2,893,312	38,618	1.78
Other notes payable	7,470	127	2.27	10,926	193	2.36
Subordinated deferrable debt	986,382	38,657	5.24	986,184	38,669	5.24
Subordinated certificates	1,248,834	40,491	4.33	1,275,286	40,850	4.28
Total interest-bearing liabilities	$27,766,222	$522,027	2.51%	$26,130,289	$527,438	2.70%
Other liabilities(3)	981,342			1,527,932
Total liabilities(3)	28,747,564			27,658,221
Total equity(3)	1,390,290			836,620
Total liabilities and equity(3)	$30,137,854			$28,494,841
Net interest spread(5)			1.33%			1.29%
Impact of non-interest bearing funding(6)			0.15			0.18
Net interest income/net interest yield(7)		$329,599	1.48%		$306,817	1.47%

Adjusted net interest income/adjusted net interest yield:
Interest income		$851,626	3.84%		$834,255	3.99%
Interest expense		522,027	2.51		527,438	2.70
Add: Net periodic derivative cash settlements interest expense(8)		79,727	1.25		86,507	1.28
Adjusted interest expense/adjusted average cost(9)		$601,754	2.90%		$613,945	3.14%
Adjusted net interest spread(7)			0.94			0.85
Impact of non-interest bearing funding(6)			0.19			0.20
Adjusted net interest income/adjusted net interest yield(10)		$249,872	1.13%		$220,310	1.05%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $416 million and $332 million as of February 28, 2022 and 2021, respectively, $399 million and $444 million as of November 30, 2021 and 2020, respectively, and $363 million and $537 million as of May 31, 2021 and 2020, respectively.
(5)Net interest spread represents the difference between the average yield on total average interest-earning assets and the average cost of total average interest-bearing liabilities. Adjusted net interest spread represents the difference between the average yield on total average interest-earning assets and the adjusted average cost of total average interest-bearing liabilities.
(6)Includes other liabilities and equity.
(7)Net interest yield is calculated based on annualized net interest income for the period divided by total average interest-earning assets for the period.
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $8,308 million and $8,906 million for the three months ended February 28, 2022 and 2021, respectively, and $8,540 million and $9,061 million for the nine months ended February 28, 2022 and 2021, respectively.
(9)Adjusted interest expense consists of interest expense plus net periodic derivative cash settlements interest expense during the period. Net periodic derivative cash settlement interest amounts are reported on our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
(10)Adjusted net interest yield is calculated based on annualized adjusted net interest income for the period divided by total average interest-earning assets for the period.

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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 28,			Nine Months Ended February 28,
	2022 versus 2021			2022 versus 2021
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$3,114	$10,765	$(7,651)	$4,384	$28,746	$(24,362)
Long-term variable-rate loans	355	413	(58)	971	1,733	(762)
Line of credit loans	3,657	3,495	162	11,682	12,139	(457)
TDR loans	(13)	(15)	2	(42)	(46)	4
Other, net	(17)	—	(17)	(52)	—	(52)
Total loans	7,096	14,658	(7,562)	16,943	42,572	(25,629)
Cash, time deposits and investment securities	(62)	119	(181)	428	(658)	1,086
Total interest income	7,034	14,777	(7,743)	17,371	41,914	(24,543)

Interest expense:
Commercial paper	351	234	117	447	1,510	(1,063)
Other short-term borrowings	(22)	(134)	112	(1,393)	(415)	(978)
Short-term borrowings	329	100	229	(946)	1,095	(2,041)
Medium-term notes	(823)	9,357	(10,180)	(7,950)	21,985	(29,935)
Collateral trust bonds	(900)	(16)	(884)	714	6,134	(5,420)
Guaranteed Underwriter Program notes payable	70	79	(9)	2,529	(186)	2,715
Farmer Mac notes payable	2,102	1,678	424	679	2,364	(1,685)
Other notes payable	(20)	(19)	(1)	(66)	(61)	(5)
Subordinated deferrable debt	(1)	3	(4)	(12)	8	(20)
Subordinated certificates	(143)	(244)	101	(359)	(847)	488
Total interest expense	614	10,938	(10,324)	(5,411)	30,492	(35,903)
Net interest income	$6,420	$3,839	$2,581	$22,782	$11,422	$11,360

Adjusted net interest income:
Interest income	$7,034	$14,777	$(7,743)	$17,371	$41,914	$(24,543)
Interest expense	614	10,938	(10,324)	(5,411)	30,492	(35,903)
Net periodic derivative cash settlements interest expense(2)	(3,523)	(1,996)	(1,527)	(6,780)	(4,975)	(1,805)
Adjusted interest expense(3)	(2,909)	8,942	(11,851)	(12,191)	25,517	(37,708)
Adjusted net interest income	$9,943	$5,835	$4,108	$29,562	$16,397	$13,165
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

Reported Net Interest Income

Reported net interest income of $112 million for the current quarter increased $6 million, or 6%, from the same prior-year quarter, driven by an increase in average interest-earning assets of $1,825 million, or 6 percent, partially offset by a decrease in the net interest yield of 1 basis point, or 1%, to 1.50%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was primarily driven by attributable to growth in average total loans of $1,802 million, or 7%, driven by an increase in average long-term fixed-rate loans of $1,030 million and an increase in average line of credit loans of $659 million. The continued low interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest. The increase in average line of credit loans was mainly attributable to loan advances to one distribution member that experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes and loan advances to several CFC Texas-based power supply borrowers that were subject to elevated power costs during the February 2021 polar vortex.

•Net Interest Yield: The decrease in the net interest yield of 1 basis point, or 1%, was primarily attributable to a decrease in the average yield on interest-earning assets of 15 basis points to 3.84% and a reduction in the benefit from non-interest bearing funding of 1 basis point to 0.16%, which were largely offset by a reduction in our average cost of borrowings of 15 basis points to 2.50%. The decreases in the average yield on interest-earning assets and our average cost of borrowings reflected the impact of the continued low interest rate environment.

Reported net interest income of $330 million for the nine months ended February 28, 2022 increased $23 million, or 7%, from the same prior year-to-date period, driven by an increase in average interest-earning assets of $1,754 million, or 6%, and an increase in the net interest yield of 1 basis point, or 1%, to 1.48%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was attributable to growth in average total loans of $1,799 million, or 7%, driven by an increase in average long-term fixed-rate loans of $907 million and an increase in average line of credit loans of $736 million, as the continued low interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest. The increase in average line of credit loans for the current-year-to date period was also attributable to loan advances to the distribution member that experienced an adverse financial impact from damage caused by two successive hurricanes and loan advances to CFC Texas-based power supply borrowers adversely affected by the elevated power costs during the February 2021 polar vortex.

•Net Interest Yield: The increase in the net interest yield of 1 basis point, or 1%, was primarily attributable to a reduction in our average cost of borrowings of 19 basis points to 2.51%, which was partially offset by a decrease in the average yield on interest-earning assets of 15 basis points to 3.84% and a reduction in the benefit from non-interest bearing funding of 3 basis points to 0.15%. The decreases in our average cost of borrowings and average yield on interest-earning assets were driven by the continued low interest rate environment.

Adjusted Net Interest Income

Adjusted net interest income of $85 million for the current quarter increased $10 million, or 13%, from the same prior-year quarter, driven by the combined impact of an increase in average interest-earning assets of $1,825 million, or 6%, and an increase in the adjusted net interest yield of 7 basis points, or 6%, to 1.15%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current quarter was primarily driven by the growth in average total loans of $1,802 million, or 7%, attributable to the increase in average long-term fixed-rate and line of credit loans discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 7 basis points, or 6%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 22 basis points to 2.88%, which was partially offset by a decrease in the average yield on interest-earning assets of 15 basis points to 3.84%, both of which were attributable to the continued low interest rate environment.

Adjusted net interest income of $250 million for the nine months ended February 28, 2022 increased $30 million, or 13%, from the same prior year-to-date period, driven by the combined impact of an increase in average interest-earning assets of $1,754 million, or 6%, and an increase in the adjusted net interest yield of 8 basis points, or 8%, to 1.13%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current year-to-date period was primarily driven by the growth in average total loans of $1,799 million, or 7%, attributable to the increase in average long-term fixed-rate and line of credit loans noted above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 8 basis points, or 8%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 24 basis points to 2.90%, which was partially offset by a decrease in the average yield on interest-earning assets of 15 basis points to 3.84%, both of which were attributable to the continued low interest rate environment.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $26 million for the current quarter, compared with $30 million for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $80 million for the current year-to-date period, compared with $87 million for the same prior year-to-date period.

The floating-rate payments on our interest rate swaps are typically based on 3-month LIBOR. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate increased during the current quarter and current year-to-date period, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter and year-to date period. In contrast, the 3-month LIBOR rate decreased during the same prior-year periods, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter and year-to-date period.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $74 million and 0.25%, respectively, as of February 28, 2022. In comparison our allowance for credit losses and allowance coverage ratio was $86 million and 0.30%, respectively, as of May 31, 2021.

We recorded a benefit for credit losses of $13 million for the current quarter. In contrast, we recorded a provision for credit losses of $33 million for the same prior-year quarter. The current-quarter benefit was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during the current quarter related to Rayburn that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in our loans outstanding to Rayburn. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. In February 2022, Rayburn successfully completed a securitization transaction pursuant to this legislation to cover extraordinary costs and expenses incurred during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to ERCOT. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during the current quarter that reduced our loans outstanding to Rayburn to $207 million as of February 28, 2022, consisting of secured and unsecured loans outstanding of $159 million and $48 million, respectively. Loans outstanding to Rayburn totaled $371 million as of the prior fiscal quarter end November 30, 2021, consisting of secured and unsecured loans outstanding of $159 million and $212 million, respectively. The provision for credit losses of $33 million recorded for the same prior-year quarter was attributable to a build in our allowance during the quarter due to the significant adverse financial impact on Brazos and Rayburn, as a result of their exposure to elevated wholesale electric power costs during the February 2021 polar vortex.

We recorded a benefit for credit losses of $12 million for the current year-to-date period. In contrast, we recorded a provision for credit losses of $35 million for the same prior year-to-date period. The benefit for credit losses of $12 million for the current year-to-date period was driven by a decrease in the collective allowance during the current quarter due to an improvement in Rayburn’s credit risk profile and a significant reduction in loans outstanding to Rayburn, as discussed above. The provision for credit losses of $35 million recorded for the same prior year-to-date period reflected the allowance build due to the significant adverse financial impact on Brazos and Rayburn resulting from their exposure to elevated wholesale electric power supply costs during the February 2021 polar vortex.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2021 Form 10-K and provide additional information on our allowance for credit losses under “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 4 presents the components of non-interest income for the three and nine months ended February 28, 2022 and 2021.

Table 4: Non-Interest Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest income components:
Fee and other income	$4,270	$3,819	$13,042	$13,667
Derivative gains	169,280	330,196	43,203	471,759
Investment securities gains (losses)	(11,621)	(2,807)	(18,190)	491
Total non-interest income	$161,929	$331,208	$38,055	$485,917

The significant variance in non-interest income between the current-year periods and the same prior-year periods was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an increase in unrealized losses recorded on our debt and equity investment securities of $9 million for the current quarter from the same prior-year quarter and an unfavorable shift in unrealized investment securities gains (losses) of $19 million for the current year-to-date period from the same prior year-to-date period. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

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

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving purchase note agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of February 28, 2022 or May 31, 2021.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and nine months ended February 28, 2022 and 2021. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(26,212)	$(29,735)	$(79,727)	$(86,507)
Derivative forward value gains	195,492	359,931	122,930	558,266
Derivative gains	$169,280	$330,196	$43,203	$471,759

We recorded derivative gains of $169 million for the current quarter, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative gains of $330 million for the same prior-year quarter, attributable to more pronounced increases in longer-term swap rates, namely the 10-year and 30-year swap rates, relative to the current-quarter increase.

We recorded derivative gains of $43 million for the current year-to-date period, driven by the combined impact of increases in short- and medium-term swap rates, namely the 3-month LIBOR to 10-year swap rates. In contrast, we recorded derivative gains of $472 million for the same prior year-to-date period, driven by pronounced increases in medium- and longer-term swap rates, namely five-year to 30-year swap rates.

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

Derivative Cash Settlements

As indicated in Table 5 above and discussed above under “Consolidated Results of Operations—Net Interest Income—Adjusted Net Interest Income,” we recorded net periodic derivative cash settlements interest expense of $26 million for the current quarter, compared with $30 million for the same prior-year quarter and net periodic derivative cash settlements interest expense of $80 million for the current year-to-date period, compared with $87 million for the same prior year-to-date period. The 3-month LIBOR rate increased during the current quarter and current year-to-date period, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter and year-to date period. In contrast, the 3-month LIBOR rate decreased during the same prior-year periods, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter and year-to-date period.

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 75% and 73% of the outstanding notional amount of our derivative portfolio as of February 28, 2022 and May 31, 2021, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended February 28,
	2022			2021
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,076,233	2.61%	0.25%	$6,506,850	2.71%	0.24%
Receive-fixed swaps	2,231,779	0.94	2.82	2,399,000	0.96	2.80
Total	$8,308,012	2.15%	0.95%	$8,905,850	2.25%	0.93%

	Nine Months Ended February 28,
	2022			2021
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,196,383	2.62%	0.18%	$6,534,162	2.76%	0.29%
Receive-fixed swaps	2,343,872	0.90	2.81	2,527,205	1.06	2.78
Total	$8,540,255	2.14%	0.91%	$9,061,367	2.28%	0.98%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of February 28, 2022. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of February 28, 2021.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of February 28, 2022, November 30, 2021, May 31, 2021, February 28, 2021, November 30, 2020 and May 31, 2020.

Table 7: Comparative Swap Curves

2.25%
2.00%
1.75%
1.50%
1.25%
1.00%
0.75%
0.50%
0.25%
0.00%
2.00%
1.92%
1.96%
1.82%
1.86%
1.62%
1.56%
1.63%
1.51%
1.48%
1.27%
1.27%
0.88%
0.85%
0.94%
0.83%
0.77%
0.64%
0.50%
0.43%
0.34%
0.25%
0.36%
0.23%
0.24%
0.19%
0.23%
0.17%
0.13%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Feb 28, 2022
Nov 30, 2021
May 31, 2021
Feb 28, 2021
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

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and nine months ended February 28, 2022 and 2021.

Table 8: Non-Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest expense components:
Salaries and employee benefits	$(13,181)	$(14,259)	$(38,871)	$(41,403)
Other general and administrative expenses	(9,898)	(9,303)	(31,513)	(28,958)
Operating expenses	(23,079)	(23,562)	(70,384)	(70,361)
Losses on early extinguishment of debt	(578)	—	(696)	(1,455)
Other non-interest expense	(265)	(301)	(834)	(956)
Total non-interest expense	$(23,922)	$(23,863)	$(71,914)	$(72,772)

Non-interest expense was $24 million for both the current quarter and same prior-year quarter, as the decrease in salaries and employee benefits, was offset by increases in other general and administrative expenses and losses on the early extinguishment of debt.

Non-interest expense of $72 million for the current year-to-date period decreased $1 million, or 1%, from the same prior year-to-date period, primarily attributable to a decrease in salaries and employee benefits and lower losses on the early extinguishment of debt, which was partially offset by an increase in other general and administrative expenses as we resumed business travel and in-person corporate meetings and events that were cancelled during the same prior year-to-date period due to the pandemic.

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

We recorded net income attributable to noncontrolling interests of $1 million for both the current quarter and the same prior-year quarter. We recorded net income attributable to noncontrolling interests of $1 million and $2 million for the current year-to-date period and the same prior year-to-date period, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $845 million, or 3%, to $30,484 million as of February 28, 2022, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $592 million, or 2%, to $28,831 million as of February 28, 2022, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $253 million to $1,653 million as of February 28, 2022, attributable to our reported net income of $307 million for the current year-to-date period, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

Below is a discussion of changes in the major components of our assets and liabilities during the current quarter. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2021 Form 10-K.

Loans Outstanding

Loans to members totaled $29,520 million and $28,427 million as of February 28, 2022 and May 31, 2021, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both February 28, 2022 and May 31, 2021. The increase in loans to members of $1,093 million, or 4%, from May 31, 2021, was attributable to net increases in long-term and line of credit loans of $999 million and $94 million, respectively. We experienced increases in CFC distribution loans, NCSC loans and RTFC loans of $1,198 million, $23 million and $37 million, respectively, and decreases in CFC power supply loans, and CFC statewide and associate loans of $162 million and $3 million, respectively.

Long-term loan advances totaled $2,384 million during the nine months ended February 28, 2022, of which approximately 79% was provided to members for capital expenditures and approximately 20% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $2,050 million during the same prior year-to-date period, of which approximately 84% was provided to members for capital expenditures and 9% was provided for the refinancing of loans made by other lenders. Of the $2,384 million total long-term loans advanced during the current year-to-date period, $2,030 million were fixed-rate loan advances with a weighted average fixed-rate term of 23 years.

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability and efficiency, as fiber operations offers enhanced communication to monitor electric systems, identify outages and speed electric restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services, either directly or by partnering with local telecommunication companies and others, to the communities they serve. Aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects increased to an estimated $1,237 million as of February 28, 2022, from approximately $854 million as of May 31, 2021. Many of these broadband projects are also financially supported by various states and the federal government, which reduces the investment risk for CFC and our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk.” Also refer to “Note 4—Loans” for addition information on our loans to members.

Loans—Retention Rate

Long-term fixed-rate loans accounted for 90% as of both February 28, 2022 and May 31, 2021 of our loans to members of $29,520 million and $28,427 million, respectively. Borrowers that select a fixed rate on a loan advance under a long-term loan facility have the option of choosing a term on the advance between one year and the final maturity date of the loan. At the expiration of a selected fixed-rate term, or the repricing date, borrowers have the option of: (i) selecting CFC’s current long-term fixed rate for a term ranging from one year up to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

The continued low interest rate environment over the last several years presented an opportunity for our members to obtain new long-term loan advances at a lower fixed to maturity interest rate or lock in a lower fixed interest rate to maturity at the repricing date on existing outstanding long-term loan advances. Because many of our members have locked in at or near historic low interest rates on outstanding loan advances for extended terms, the amount of long-term fixed-rate loans that repriced during each fiscal year over the last five fiscal years has gradually decreased, from $1,078 million in fiscal year 2016 to $397 million in fiscal year 2021. Long-term fixed-rate loans scheduled to reprice over the next 12 months totaled $336 million as of February 28, 2022, and long-term fixed-rate loans scheduled to reprice over the next three months and the subsequent four fiscal years through the fiscal year ended May 31, 2026 totaled $1,376 million as of February 28, 2022, representing an average of $324 million per fiscal year.

CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, totaled $300 million during the nine months ended February 28, 2022. Of this total, $292 million, or 97%, was retained and the remaining amount was repaid. The average annual retention rate, calculated based on the election made by the borrower at the repricing date, was 96% for CFC loans that repriced during each of the three fiscal years ended May 31, 2021.

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

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of February 28, 2022 and May 31, 2021. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	February 28, 2022	May 31, 2021	Change
Debt product type:
Commercial paper:
Members, at par	$1,154,393	$1,124,607	$29,786
Dealer, net of discounts	1,105,200	894,977	210,223
Total commercial paper	2,259,593	2,019,584	240,009
Select notes, members	1,402,238	1,539,150	(136,912)
Daily liquidity fund notes, members	350,402	460,556	(110,154)
Securities sold under repurchase agreements	—	200,115	(200,115)
Medium-term notes:
Members, at par	601,928	595,037	6,891
Dealer, net of discounts	4,869,441	3,923,385	946,056
Total medium-term notes	5,471,369	4,518,422	952,947
Collateral trust bonds	7,294,149	7,191,944	102,205
Guaranteed Underwriter Program notes payable	6,149,203	6,269,303	(120,100)
Farmer Mac notes payable	3,018,130	2,977,909	40,221
Other notes payable	4,707	8,236	(3,529)
Subordinated deferrable debt	986,466	986,315	151
Members’ subordinated certificates:
Membership subordinated certificates	628,598	628,594	4
Loan and guarantee subordinated certificates	366,068	386,896	(20,828)
Member capital securities	239,170	239,170	—
Total members’ subordinated certificates	1,233,836	1,254,660	(20,824)
Total debt outstanding	$28,170,093	$27,426,194	$743,899

Security type:
Secured debt	58%	61%
Unsecured debt	42	39
Total	100%	100%

Funding source:
Members	17%	18%
Private placement:
Guaranteed Underwriter Program notes payable	22	23
Farmer Mac notes payable	11	11
Total private placement	33	34
Capital markets	50	48
Total	100%	100%

Interest rate type:
Fixed-rate debt	78%	77%
Variable-rate debt	22	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	92%	93%
Variable-rate debt(2)	8	7
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	16%	17%
Long-term and subordinated debt(4)	84	83
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $744 million, or 3% to $28,170 million as of February 28, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,105 million as of February 28, 2022 was below our targeted maximum threshold of $1,250 million.

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
•In October 2021, November 2021, and January 2022, we borrowed $250 million, $200 million, and $170 million, respectively, under the Farmer Mac revolving note purchase agreement.
•In November 2021 and February 2022, we borrowed $200 million and $250 million, respectively under the Guaranteed Underwriter Program.
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
•On November 15, 2021, we early redeemed all $400 million of our 3.05% Collateral Trust Bonds due February 15, 2022.
•On February 7, 2022, we issued $600 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.875%, due on February 7, 2025, and $400 million aggregate principal amount of dealer medium-term notes at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.40%, due on August 7, 2023.
•On February 7, 2022, we issued $500 million aggregate principal amount of 2.75% Collateral Trust Bonds due April 15, 2032.
•On February 23, 2022, we provided notice to investors that we will redeem all $450 million of 2.40% of Collateral Trust Bonds due April 25, 2022 on March 25, 2022.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of February 28, 2022 and May 31, 2021.

Table 10: Debt—Member Investments

	February 28, 2022		May 31, 2021		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,154,393	51%	$1,124,607	56%	$29,786
Select notes	1,402,238	100	1,539,150	100	(136,912)
Daily liquidity fund notes	350,402	100	460,556	100	(110,154)
Medium-term notes	601,928	11	595,037	13	6,891
Members’ subordinated certificates	1,233,836	100	1,254,660	100	(20,824)
Total member investments	$4,742,797		$4,974,010		$(231,213)

Percentage of total debt outstanding	17%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 17% and 18% of total debt outstanding as of February 28, 2022 and May 31, 2021, respectively. Over the last twelve fiscal quarters, our member investments have averaged $5,087 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings decreased to $4,428 million as of February 28, 2022, from $4,582 million as of May 31, 2021, primarily due to a decrease in short-term member investments. Short-term borrowings accounted for 16% and 17% of total debt outstanding as of February 28, 2022 and May 31, 2021, respectively.
See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Long-term and subordinated debt of $23,742 million and $22,844 million as of February 28, 2022 and May 31, 2021, respectively, accounted for 84% and 83% of total debt outstanding as of each respective date.

We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Equity

Table 11 presents the components of total CFC equity and total equity as of February 28, 2022 and May 31, 2021.

Table 11: Equity

(Dollars in thousands)	February 28, 2022	May 31, 2021
Equity components:
Membership fees and educational fund:
Membership fees	$969	$968
Educational fund	1,462	2,157
Total membership fees and educational fund	2,431	3,125
Patronage capital allocated	866,405	923,970
Members’ capital reserve	909,749	909,749
Total allocated equity	1,778,585	1,836,844
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(461,162)	(1,079,739)
Year-to-date derivative forward value gains (1)	120,817	618,577
Period-end cumulative derivative forward value losses(1)	(340,345)	(461,162)
Other unallocated net income (loss)	184,755	(709)
Unallocated net loss	(155,590)	(461,871)
CFC retained equity	1,622,995	1,374,973
Accumulated other comprehensive income (loss)	3,786	(25)
Total CFC equity	1,626,781	1,374,948
Noncontrolling interests	25,814	24,931
Total equity	$1,652,595	$1,399,879
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

The increase in total equity of $253 million to $1,653 million as of February 28, 2022 was attributable to our reported net income of $306 million for the current year-to-date, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $29,051 million and $27,995 million as of February 28, 2022 and May 31, 2021, respectively, representing 98% and 99% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 90% of total loans outstanding as of both February 28, 2022 and May 31, 2021.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio inherently subject to single-industry and single-obligor credit concentration risk since our inception in 1969. We historically, however, have experienced limited defaults and losses in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. As not-for-profit entities, rural electric cooperatives, unlike investor-owned utilities, generally are eligible to apply for assistance from the Federal Emergency Management Agency (“FEMA”) and states to help recover from major disasters or emergencies. Fourth, electric cooperatives tend to adhere to a conservative core business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default.

Below we provide information on the credit risk profile of our loan portfolio, including security provisions, credit concentration, credit quality indicators and our allowance for credit losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by member class and by loan type, secured and unsecured loans in our loan portfolio as of February 28, 2022 and May 31, 2021. Of our total loans outstanding, 93% were secured as of both February 28, 2022 and May 31, 2021.

Table 12: Loans—Loan Portfolio Security Profile

	February 28, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$21,833,208	94%	$1,392,543	6%	$23,225,751
Power supply	4,499,605	90	492,468	10	4,992,073
Statewide and associate	90,333	88	12,319	12	102,652
Total CFC	26,423,146	93	1,897,330	7	$28,320,476
NCSC	707,297	97	22,850	3	730,147
RTFC	445,228	97	12,512	3	457,740
Total loans outstanding(1)	$27,575,671	93	$1,932,692	7	$29,508,363

Loan type:
Long-term loans:
Fixed rate	$26,247,439	99%	$204,903	1%	$26,452,342
Variable rate	717,563	100	2,464	—	720,027
Total long-term loans	26,965,002	99	207,367	1	27,172,369
Line of credit loans	610,669	26	1,725,325	74	2,335,994
Total loans outstanding(1)	$27,575,671	93	$1,932,692	7	$29,508,363

	May 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$20,702,657	94%	$1,324,766	6%	$22,027,423
Power supply	4,458,311	86	696,001	14	5,154,312
Statewide and associate	88,004	83	18,117	17	106,121
Total CFC	$25,248,972	93	2,038,884	7	27,287,856
NCSC	662,782	94	44,086	6	706,868
RTFC	399,717	95	20,666	5	420,383
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

Loan type:
Long-term loans:
Fixed rate	$25,278,805	99%	$235,961	1%	$25,514,766
Variable rate	655,675	100	2,904	—	658,579
Total long-term loans	25,934,480	99	238,865	1	26,173,345
Line of credit loans	376,991	17	1,864,771	83	2,241,762
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both February 28, 2022 and May 31, 2021.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk, and loans outstanding to electric utility organizations represented approximately 98% and 99% of our total loans outstanding of $29,051 million as of February 28, 2022 and $27,995 million as of May 31, 2021, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of February 28, 2022 and May 31, 2021. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of February 28, 2022. In comparison, our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both February 28, 2022 and May 31, 2021.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	February 28, 2022		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,938,434	13%	$3,312,571	12%
Power supply	2,077,808	7	2,665,771	9
Total CFC	6,016,242	20	5,978,342	21
NCSC	197,117	1	203,392	1
Total loan exposure to 20 largest borrowers	6,213,359	21	6,181,734	22
Less: Loans covered under Farmer Mac standby purchase commitment	(289,777)	(1)	(308,580)	(1)
Net loan exposure to 20 largest borrowers	$5,923,582	20%	$5,873,154	21%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $471 million and $512 million as of February 28, 2022 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $290 million and $309 million as of February 28, 2022 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS, which totaled $133 million and $139 million as of February 28, 2022 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 885 and 892 as of February 28, 2022 and May 31, 2021, respectively, located in 49 states. Of the 885 borrowers with loans outstanding as of February 28, 2022, 48 were electric power supply borrowers. In comparison, of the 892 borrowers with loans outstanding as of May 31, 2021, 49 were electric power supply borrowers. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 borrowers with loans outstanding as of both February 28, 2022 and May 31, 2021, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $4,955 million and $4,878 million as of February 28, 2022 and May 31, 2021, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $165 million and $172 million as of February 28, 2022 and May 31, 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date. Of the 48 electric power supply borrowers with loans outstanding as of February 28, 2022, seven were located in Texas.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of February 28, 2022.

Troubled Debt Restructurings

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. A loan restructuring or modification of terms is accounted for as a troubled debt restructuring (“TDR”) if for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that we would not otherwise consider.

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. We had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, which together totaled $9 million and $10 million as of February 28, 2022 and May 31, 2021, respectively. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of February 28, 2022 and May 31, 2021. We did not have any TDR loans classified as nonperforming as of February 28, 2022 or May 31, 2021. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

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

We had loans to two borrowers totaling $207 million classified as nonperforming as of February 28, 2022. In comparison, we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.70% and 0.84% of total loans outstanding as of February 28, 2022 and May 31, 2021, respectively. The reduction in nonperforming loans of $30 million during the current year-to-date period was due in part to our receipt of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million during the second quarter of fiscal year 2022. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments of $22 million during the current year-to-date period, which reduced the balance of this loan to $121 million as of February 28, 2022, from $143 million as of May 31, 2021.

Loans outstanding to Brazos, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million and $85 million of our total nonperforming loans as of February 28, 2022 and May 31, 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were delinquent as of each respective date.

On March 18, 2022, Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed and the Chapter 7 Trustee has requested approval from the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of February 28, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, we classified as nonperforming during the fourth quarter of fiscal year 2022. Aggregate loans outstanding to Brazos and Brazos Sandy Creek totaled $114 million as of February 28, 2022, of which $49 million were secured and $65 million were unsecured.

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

Criticized loans decreased $381 million to $504 million as of February 28, 2022, from $886 million as of May 31, 2021, representing approximately 2% and 3% of total loans outstanding as of each respective date. The decrease in criticized loans was primarily attributable to positive developments during the current quarter related to Rayburn that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in loans outstanding to Rayburn. Loans outstanding to Rayburn totaled $379 million as of May 31, 2021, and Rayburn’s borrower risk rating was in the criticized category.

In February 2022, Rayburn successfully completed a securitization transaction to cover extraordinary costs and expenses incurred during the February 2021 polar vortex pursuant to a financing program enacted into law by Texas in June 2021 for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to ERCOT. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during the current quarter that reduced loans outstanding to Rayburn by $172 million to $207 million as of February 28, 2022. Rayburn was current on all of its debt obligations to us as of the date of this Report. Also, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due to us as of February 28, 2022 and May 31, 2021. As discussed above under “Nonperforming Loans,” Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

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

Table 14 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of February 28, 2022 and May 31, 2021 and the allowance components as of each date.

Table 14: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	February 28, 2022			May 31, 2021
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$23,225,751	$16,385	0.07%	$22,027,423	$13,426	0.06%
Power supply	4,992,073	52,478	1.05	5,154,312	64,646	1.25
Statewide and associate	102,652	1,313	1.28	106,121	1,391	1.31
Total CFC	28,320,476	70,176	0.25	27,287,856	79,463	0.29
NCSC	730,147	1,729	0.24	706,868	1,374	0.19
RTFC	457,740	1,481	0.32	420,383	4,695	1.12
Total	$29,508,363	$73,386	0.25	$28,415,107	$85,532	0.30

Allowance components:
Collective allowance	$29,291,800	$32,872	0.11%	$28,167,639	$42,442	0.15%
Asset-specific allowance	216,563	40,514	18.71	247,468	43,090	17.41
Total allowance for credit losses	$29,508,363	$73,386	0.25	$28,415,107	$85,532	0.30

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$207,254		35.41%	$237,497		36.01%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million as of both February 28, 2022 and May 31, 2021.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses and allowance coverage ratio decreased to $74 million and 0.25%, respectively, as of February 28, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The $12 million decrease in the allowance for credit losses reflected a decrease in the collective and the asset-specific allowance of $9 million and $3 million, respectively. The collective allowance decrease of $9 million was attributable to an improvement in Rayburn’s credit risk profile following Rayburn’s successful completion of a securitization transaction in February 2022 and subsequent payment in full of its obligations to ERCOT and a significant reduction in loans outstanding to Rayburn due to payments received from Rayburn during the current quarter. The asset-specific allowance decrease of $3 million stemmed from the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022.

As a result of Rayburn’s payment in full of its February 2021 polar vortex-related outstanding obligations to ERCOT, we believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $104 million and $601 million, respectively, as of February 28, 2022. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

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

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 and Aa2 to Baa2 by Moody’s as of February 28, 2022 and May 31, 2021, respectively, and from AA- to A- by S&P as of both February 28, 2022 and May 31, 2021. The total outstanding notional amount of derivatives with these counterparties was $8,072 million and $8,979 million as of February 28, 2022 and May 31, 2021, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both February 28, 2022 and May 31, 2021.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. As indicated in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets,” our outstanding derivatives, at the individual counterparty level, were in a net loss position of $341 million and $464 million as of February 28, 2022 and May 31, 2021, respectively. As such, we did not have exposure to credit loss on our outstanding derivatives as of either respective date.

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

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and proceeds from debt issuances to members and in the capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 15 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of February 28, 2022 and May 31, 2021.

Table 15: Available Liquidity

	February 28, 2022			May 31, 2021
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$104	$—	$104	$295	$—	$295
Debt securities investment portfolio(1)	565	—	565	576	—	576
Total cash and investment debt securities	669	—	669	871	—	871
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,723	7,648	1,075	8,173	7,198	975
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	3,018	2,482	5,500	2,978	2,522
Total committed credit facilities	16,823	10,669	6,154	16,398	10,179	6,219
Total available liquidity	$17,492	$10,669	$6,823	$17,269	$10,179	$7,090
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity. We had investment-grade corporate debt securities with an aggregate fair value of $211 million as of May 31, 2021, that we transferred and pledged as collateral in short-term repurchase transactions.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both February 28, 2022 and May 31, 2021, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, our liquidity management framework includes monitoring our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal payment amounts, as well as our continued ability to access the private placement and capital markets.

Liquidity Risk Assessment

We utilize several measures to assess our liquidity risk and ensure we have adequate coverage to meet our liquidity needs. Our primary liquidity measures indicate the extent to which we have sufficient liquidity to cover the payment of scheduled debt obligations over the next 12 months. We calculate our liquidity coverage ratios under several scenarios that take into consideration various assumptions about our near-term sources and uses of liquidity, including the assumption that maturities of member short-term investments will not have a significant impact on our anticipated cash outflows. Our members have historically maintained a relatively stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. As such, we expect that our members will continue to reinvest their excess cash in short-term investment products offered by CFC.

Table 16 presents our primary liquidity coverage ratios as of February 28, 2022 and May 31, 2021 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 16: Liquidity Coverage Ratios

(Dollars in millions)	February 28, 2022	May 31, 2021
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,823	$7,090
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,428	4,582
Long-term and subordinated debt scheduled to mature over next 12 months	2,356	2,604
Total debt scheduled to mature over next 12 months	6,784	7,186
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$39	$(96)

Liquidity coverage ratio	1.01	0.99

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,823	$7,090
Total debt scheduled to mature over next 12 months	6,784	7,186
Exclude: Member short-term investments	(3,323)	(3,487)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,461	3,699
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$3,362	$3,391

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.97	1.92
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 15.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $601 million as of February 28, 2022, consisting of debt securities with a fair value of $565 million and equity securities with a fair value of $36 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $611 million as of May 31, 2021, consisting of debt securities with a fair value of $576 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e.,secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase transactions outstanding as of February 28, 2022; therefore, we had no debt securities pledged as collateral as of February 28, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million as of this date, and we repurchased the securities on June 2, 2021.
We provide additional information on our investment securities portfolio in “Note 3—Investment Securities.”

Borrowing Capacity Under Committed Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $16,823 million and $16,398 million as of February 28, 2022 and May 31, 2021, respectively, and the aggregate amount available for access totaled $6,154 million and $6,219 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these committed credit facilities.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of February 28, 2022.

Table 17: Committed Bank Revolving Line of Credit Agreements

	February 28, 2022
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of February 28, 2022; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date.

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

On November 4, 2021, we closed on a committed loan facility for additional funding of $550 million (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. The closing of this facility increased our total committed borrowing amount under the Guaranteed Underwriter Program to $8,723 million as of February 28, 2022, from $8,173 million as of May 31, 2021.

As displayed in Table 15, we had accessed $7,648 million under the Guaranteed Underwriter Program and up to $1,075 million was available for borrowing as of February 28, 2022. Of the $1,075 million available borrowing amount, $150 million is available for advance through July 15, 2024, $375 million is available for advance through July 15, 2025 and $550 million is available for advance through July 15, 2026. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,149 million as of February 28, 2022.

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

Under this agreement, we had outstanding secured notes payable totaling $3,018 million and $2,978 million as of February 28, 2022 and May 31, 2021, respectively. We borrowed $620 million in long-term notes payable under this note purchase agreement with Farmer Mac during the current year-to-date period. As displayed in Table 15, the amount available for borrowing under this agreement was $2,482 million as of February 28, 2022. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings decreased $154 million to $4,428 million as of February 28, 2022, from $4,582 million as of May 31, 2021, and accounted for 16% and 17% of total debt outstanding as of each respective period. The decrease in short-term borrowings was primarily driven by a decrease in short-term member investments.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of February 28, 2022 and May 31, 2021. As indicated in Table 18, members’ investments represented 75% and 76% of our outstanding short-term borrowings as of February 28, 2022 and May 31, 2021, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	February 28, 2022		May 31, 2021
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,322,857	75%	$3,487,004	76%
Capital markets	1,105,200	25	1,095,092	24
Total	$4,428,057	100%	$4,582,096	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at an amount near or below $1,250 million for the foreseeable future, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,105 million as of February 28, 2022 and $895 million as of May 31, 2021 was below our targeted maximum threshold of $1,250 million. We had borrowings under securities repurchase transactions of $200 million as of May 31, 2021.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $23,742 million and $22,844 million as of February 28, 2022 and May 31, 2021, respectively, and accounted for 84% and 83% of total debt outstanding as of each respective date.

The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the U.S. Securities and Exchange Commission (“SEC”), we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2023; and

•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2022. Subsequent to the quarter ended February 28, 2022, we renewed the daily liquidity fund registration statement until March 2025.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 28, 2022.

Table 19: Long-Term and Subordinated Debt— Issuances and Repayments

	Nine Months Ended February 28, 2022
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$500,000	$405,000
Guaranteed Underwriter Program notes payable	450,000	570,101
Farmer Mac notes payable	620,000	579,778
Medium-term notes sold to members	46,819	93,061
Medium-term notes sold to dealers	1,790,277	842,722
Other notes payable	—	3,564
Members’ subordinated certificates	359	21,182
Total	$3,407,455	$2,515,408
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of February 28, 2022, in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2022	$560,465	2%
2023	1,906,322	8
2024	2,083,160	9
2025	2,220,237	9
2026	2,169,673	9
Thereafter	15,091,092	63
Total	$24,030,949	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of February 28, 2022, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $175 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $28,170 million as of February 28, 2022, $16,464 million, or 58%, was secured by pledged loans totaling $19,294 million. In comparison, of our total debt outstanding of $27,426 million as of May 31, 2021, $16,644 million, or 61%, was secured by pledged loans totaling $19,153 million and pledged investment debt securities with an aggregate fair value of $211 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of February 28, 2022 and May 31, 2021.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		February 28, 2022	May 31, 2021
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	126%	116%
Collateral trust bonds 2007 indenture	100	150	117	115
Guaranteed Underwriter Program notes payable	100	150	114	114
Farmer Mac notes payable	100	150	116	116
Clean Renewable Energy Bonds Series 2009A	100	150	131	120
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2022 and May 31, 2021.

Table 22: Loans—Unencumbered Loans

(Dollars in thousands)	February 28, 2022	May 31, 2021
Total loans outstanding(1)	$29,508,363	$28,415,107
Less: Loans required pledged under secured debt agreements(2)	(16,717,799)	(16,704,335)
Loans pledged in excess of required amount(2)(3)	(2,576,499)	(2,448,424)
Total pledged loans	(19,294,298)	(19,152,759)
Unencumbered loans	$10,214,065	$9,262,348

Unencumbered loans as a percentage of total loans outstanding	35%	33%
____________________________

(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both February 28, 2022 and May 31, 2021.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 22, we had excess loans pledged as collateral totaling $2,576 million and $2,448 million as of February 28, 2022 and May 31, 2021, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Secured Borrowing Agreements—Pledged Investment Securities

As discussed above in this section, we have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. We had no borrowings under repurchase transactions outstanding as of February 28, 2022, therefore we had no debt securities pledged as collateral as of February 28, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million and we repurchased the securities on June 2, 2021.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending August 31, 2023. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity; (iii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of February 28, 2022, plus estimated prepayment amounts on long-term loans; (iv) amounts reported in Table 23 as “other loan repayments” and “other loan advances” are primarily attributable to expected repayments and advances under lines of credit; (v) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (vi) long-term loan advances are based on our current projection of member demand for loans.

Table 23: Liquidity—Projected Sources and Uses of Funds(1)

	Projected Sources of Funds				Projected Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Funds	Long-Term and Subordinated Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Funds	Other Sources/ (Uses) of Funds(6)

4Q FY2022	$57	$355	$189	$601	$606	$851	$27	$1,484	$826
1Q FY2023	464	382	—	846	509	605	—	1,114	264
2Q FY2023	734	361	—	1,095	807	584	—	1,391	234
3Q FY2023	1,289	360	—	1,649	850	584	—	1,434	(263)
4Q FY2023	612	360	—	972	686	583	—	1,269	233
1Q FY2024	574	366	—	940	592	587	—	1,179	246
Total	$3,730	$2,184	$189	$6,103	$4,050	$3,794	$27	$7,871	$1,540
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended August 31, 2023.
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

As displayed in Table 23, we currently project long-term advances of $2,624 million over the next 12 months, which we anticipate will exceed anticipated long-term loan repayments over the same period of $1,458 million, resulting in net loan growth of approximately $1,166 million over the next 12 months.

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

On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook. On February 4, 2022, Fitch issued a credit ratings report review of CFC in which Fitch affirmed CFC’s credit ratings and stable outlook.

Table 24 displays our credit ratings as of February 28, 2022, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

February 28, 2022
	Moody’s	S&P	Fitch
CFC debt product type and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
___________________________

(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 17.45 as of February 28, 2022, from 20.17 as of May 31, 2021, primarily due to an increase in equity from our reported net income of $307 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.19 and 6.15 as of February 28, 2022 and May 31, 2021, respectively, was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2022.

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

Interest Rate Risk Assessment

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

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our current balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the 12 months, which reflects what management considers, at the time, as the most likely scenario. As discussed under “Summary of Selected Financial Data,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net periodic derivative cash settlements interest expense amounts.

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,166 million over the next 12 months. The yield curve has flattened throughout 2022 and became inverted in late March 2022, as shorter-term rates rose above longer-term rates. The consensus market outlook for interest rates as of the second half of March 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining flat or inverted over the remainder of 2022. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income, reported net interest yield, adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended February 28, 2022.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our assumed yield curve scenario, would have on our projected baseline 12-month net interest income and adjusted net interest income as of February 28, 2022 and May 31, 2021. Because short-term interest rates were near zero as of both February 28, 2022 and May 31, 2021, we assumed an interest rate floor rate of 0% if the hypothetical instantaneous interest rate shift of minus 100 basis points resulted in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term rates increase by an instantaneous 150 basis points.

Table 25: Interest Rate Sensitivity Analysis

	February 28, 2022			May 31, 2021
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points(2)	+150 Basis Points Inverted	+ 100 Basis Points	– 100 Basis Points(2)	+150 Basis Points Inverted
Net interest income	(7.61)%	7.30%	(18.02)%	(6.13)%	(3.34)%	(10.67)%
Derivative cash settlements interest expense	9.33%	(9.32)%	11.97%	8.12%	(3.01)%	0.38%
Adjusted net interest income(3)	1.73%	(2.02)%	(6.05)%	1.99%	(6.35)%	(10.29)%
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

The changes in the sensitivity measures between February 28, 2022 and May 31, 2021 are primarily attributable to changes in the timing, size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 25 indicate, we would expect an unfavorable impact on our projected adjusted net interest income over a 12-month horizon as of February 28, 2022, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve. We also would expect an unfavorable impact on both our projected net interest income and our adjusted net interest income over a 12-month horizon as of February 28, 2022, under the hypothetical scenario of a further inverted yield curve where shorter-term interest rates increase by an instantaneous 150 basis points.

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

The duration gap widened to plus 4.19 months as of February 28, 2022, from plus 1.69 months as of May 31, 2021. The widening of the duration gap reflected the funding of long-term fixed-rate loan advances of $2,030 million during the current year-to-date period primarily with shorter duration borrowings.

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

In March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator for LIBOR, concurrently confirmed the intention to stop requiring banks to submit the rates required to calculate LIBOR after December 31, 2021 for one-week and two-month LIBOR and June 30, 2023 for all remaining LIBOR tenors. Pursuant to the announcement, one-week and two-month LIBOR ceased to be published immediately after December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

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

Table 26 summarizes our outstanding LIBOR-indexed financial instruments as of February 28, 2022 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 26: LIBOR-Indexed Financial Instruments

(Dollars in millions)	February 28, 2022
Loans to members, performing	$429
Investment securities	39
Debt	1,681

In addition to the financial instruments presented in Table 26, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,260 million as of February 28, 2022, which represented 90% of the total notional amount of our outstanding interest rate swaps of $8,072 million as of February 28, 2022. The aggregate amount of the unadvanced loan commitments was $2,750 million as of February 28, 2022, which represented 19% of the total unadvanced loan commitments of $14,161 million as of February 28, 2022.

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

Net Income and Adjusted Net Income

Table 27 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three and nine months ended February 28, 2022 and 2021. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 27: Adjusted Net Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Adjusted net interest income:
Interest income	$285,206	$278,172	$851,626	$834,255
Interest expense	(173,654)	(173,040)	(522,027)	(527,438)
Include: Derivative cash settlements interest expense(1)	(26,212)	(29,735)	(79,727)	(86,507)
Adjusted interest expense	(199,866)	(202,775)	(601,754)	(613,945)
Adjusted net interest income	$85,340	$75,397	$249,872	$220,310

Adjusted total revenue:
Net interest income	$111,552	$105,132	$329,599	$306,817
Fee and other income	4,270	3,819	13,042	13,667
Total revenue	115,822	108,951	342,641	320,484
Include: Derivative cash settlements interest expense(1)	(26,212)	(29,735)	(79,727)	(86,507)
Adjusted total revenue	$89,610	$79,216	$262,914	$233,977

Adjusted net income:
Net income	$261,965	$378,947	$307,362	$684,055
Exclude: Derivative forward value gains(2)	195,492	359,931	122,930	558,266
Adjusted net income	$66,473	$19,016	$184,432	$125,789
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

TIER and Adjusted TIER

Table 28 displays the calculation of our TIER and adjusted TIER for the three and nine months ended February 28, 2022 and 2021.

Table 28: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
TIER (1)	2.51	3.19	1.59	2.30

Adjusted TIER (2)	1.33	1.09	1.31	1.20
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 29 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of February 28, 2022 and May 31, 2021. As indicated in Table 29, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 29: Adjusted Liabilities and Equity

(Dollars in thousands)	February 28, 2022	May 31, 2021
Adjusted total liabilities:
Total liabilities	$28,830,927	$28,238,484
Exclude:
Derivative liabilities	391,988	584,989
Debt used to fund loans guaranteed by RUS	133,167	139,136
Subordinated deferrable debt	986,466	986,315
Subordinated certificates	1,233,836	1,254,660
Adjusted total liabilities	$26,085,470	$25,273,384

Adjusted total equity:
Total equity	$1,652,595	$1,399,879
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(467,036)	(1,088,982)
Year-to-date derivative forward value gains (losses)(1)	122,930	621,946
Period-end cumulative derivative forward value losses(1)	(344,106)	(467,036)
AOCI attributable to derivatives(2)	1,431	1,718
Subtotal	(342,675)	(465,318)
Include:
Subordinated deferrable debt	986,466	986,315
Subordinated certificates	1,233,836	1,254,660
Subtotal	2,220,302	2,240,975
Adjusted total equity	$4,215,572	$4,106,172
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 28, 2022 and May 31, 2021.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	February 28, 2022	May 31, 2021
Debt-to equity ratio:
Total liabilities	$28,830,927	$28,238,484
Total equity	1,652,595	1,399,879
Debt-to-equity ratio (1)	17.45	20.17

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$26,085,470	$25,273,384
Adjusted total equity(2)	4,215,572	4,106,172
Adjusted debt-to-equity ratio(3)	6.19	6.15
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 29 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of February 28, 2022 and May 31, 2021. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	February 28, 2022	May 31, 2021
Members’ equity:
Total CFC equity	$1,626,781	$1,374,948
Exclude:
Accumulated other comprehensive income (loss)	3,786	(25)
Period-end cumulative derivative forward value losses attributable to CFC(1)	(340,345)	(461,162)
Subtotal	(336,559)	(461,187)
Members’ equity	$1,963,340	$1,836,135
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of February 28, 2022 and May 31, 2021 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$285,206	$278,172	$851,626	$834,255
Interest expense	(173,654)	(173,040)	(522,027)	(527,438)
Net interest income	111,552	105,132	329,599	306,817
Benefit (provision) for credit losses	12,749	(33,023)	12,146	(34,987)
Net interest income after benefit (provision) for credit losses	124,301	72,109	341,745	271,830
Non-interest income:
Fee and other income	4,270	3,819	13,042	13,667
Derivative gains	169,280	330,196	43,203	471,759
Investment securities gains (losses)	(11,621)	(2,807)	(18,190)	491
Total non-interest income	161,929	331,208	38,055	485,917
Non-interest expense:
Salaries and employee benefits	(13,181)	(14,259)	(38,871)	(41,403)
Other general and administrative expenses	(9,898)	(9,303)	(31,513)	(28,958)
Losses on early extinguishment of debt	(578)	—	(696)	(1,455)
Other non-interest expense	(265)	(301)	(834)	(956)
Total non-interest expense	(23,922)	(23,863)	(71,914)	(72,772)
Income before income taxes	262,308	379,454	307,886	684,975
Income tax provision	(343)	(507)	(524)	(920)
Net income	261,965	378,947	307,362	684,055
Less: Net income attributable to noncontrolling interests	(888)	(1,213)	(1,081)	(1,889)
Net income attributable to CFC	$261,077	$377,734	$306,281	$682,166

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$261,965	$378,947	$307,362	$684,055
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	—	4,028	—
Reclassification to earnings of realized gains on derivatives	(192)	(101)	(432)	(313)
Defined benefit plan adjustments	72	188	215	564
Other comprehensive income (loss)	(120)	87	3,811	251
Total comprehensive income	261,845	379,034	311,173	684,306
Less: Total comprehensive income attributable to noncontrolling interests	(888)	(1,213)	(1,081)	(1,889)
Total comprehensive income attributable to CFC	$260,957	$377,821	$310,092	$682,417

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2022	May 31, 2021
Assets:
Cash and cash equivalents	$104,248	$295,063
Restricted cash	6,530	8,298
Total cash, cash equivalents and restricted cash	110,778	303,361
Investment securities:
Debt securities trading, at fair value ($210,894 pledged as collateral as of May 31, 2021)	565,426	576,175
Equity securities, at fair value	35,358	35,102
Total investment securities, at fair value	600,784	611,277
Loans to members	29,520,381	28,426,961
Less: Allowance for credit losses	(73,386)	(85,532)
Loans to members, net	29,446,995	28,341,429
Accrued interest receivable	110,484	107,856
Other receivables	35,646	37,197
Fixed assets, net	99,087	91,882
Derivative assets	50,901	121,259
Other assets	28,847	24,102
Total assets	$30,483,522	$29,638,363

Liabilities:
Accrued interest payable	$171,406	$123,672
Debt outstanding:
Short-term borrowings	4,428,057	4,582,096
Long-term debt	21,521,734	20,603,123
Subordinated deferrable debt	986,466	986,315
Members’ subordinated certificates:
Membership subordinated certificates	628,598	628,594
Loan and guarantee subordinated certificates	366,068	386,896
Member capital securities	239,170	239,170
Total members’ subordinated certificates	1,233,836	1,254,660
Total debt outstanding	28,170,093	27,426,194
Deferred income	45,752	51,198
Derivative liabilities	391,988	584,989
Other liabilities	51,688	52,431
Total liabilities	28,830,927	28,238,484

Equity:
CFC equity:
Retained equity	1,622,995	1,374,973
Accumulated other comprehensive income (loss)	3,786	(25)
Total CFC equity	1,626,781	1,374,948
Noncontrolling interests	25,814	24,931
Total equity	1,652,595	1,399,879
Total liabilities and equity	$30,483,522	$29,638,363

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended February 28, 2022
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985
Net income	—	—	—	261,077	261,077	—	261,077	888	261,965
Other comprehensive loss	—	—	—	—	—	(120)	(120)	—	(120)
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(234)	—	—	—	(234)	—	(234)	(1)	(235)
Balance as of February 28, 2022	$2,431	$866,405	$909,749	$(155,590)	$1,622,995	$3,786	$1,626,781	$25,814	$1,652,595

	Nine Months Ended February 28, 2022
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	—	—	—	306,281	306,281	—	306,281	1,081	307,362
Other comprehensive income	—	—	—	—	—	3,811	3,811	—	3,811
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(694)	—	—	—	(694)	—	(694)	2,216	1,522
Balance as of February 28, 2022	$2,431	$866,405	$909,749	$(155,590)	$1,622,995	$3,786	$1,626,781	$25,814	$1,652,595

	Three Months Ended February 28, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2020	$2,551	$834,209	$807,320	$(776,016)	$868,064	$(1,746)	$866,318	$25,401	$891,719
Net income	—	—	—	377,734	377,734	—	377,734	1,213	378,947
Other comprehensive income	—	—	—	—	—	87	87	—	87
Patronage capital retirement	—	—	—	—	—	—	—	(2,054)	(2,054)
Other	(72)	—	—	—	(72)	—	(72)	(38)	(110)
Balance as of February 28, 2021	$2,479	$834,209	$807,320	$(398,282)	$1,245,726	$(1,659)	$1,244,067	$24,522	$1,268,589

	Nine Months Ended February 28, 2021
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	—	—	—	682,166	682,166	—	682,166	1,889	684,055
Other comprehensive income	—	—	—	—	—	251	251	—	251
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	(2,054)	(61,911)
Other	(714)	—	—	—	(714)	—	(714)	1,986	1,272
Balance as of February 28, 2021	$2,479	$834,209	$807,320	$(398,282)	$1,245,726	$(1,659)	$1,244,067	$24,522	$1,268,589

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$307,362	$684,055
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(6,233)	(7,144)
Amortization of debt issuance costs and deferred charges	7,412	8,224
Amortization of discount on long-term debt	9,656	8,832
Amortization of issuance costs for bank revolving lines of credit	3,290	3,317
Depreciation and amortization	5,811	5,825
(Benefit) provision for credit losses	(12,146)	34,987
Loss on early extinguishment of debt	696	1,455
Unrealized losses (gains) on equity and debt securities	17,619	(36)
Derivative forward value gains	(122,930)	(558,266)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,628)	5,317
Accrued interest payable	47,734	36,005
Deferred income	787	1,327
Other	(508)	(3,100)
Net cash provided by operating activities	255,922	220,798

Cash flows from investing activities:
Advances on loans, net	(1,093,256)	(1,624,817)
Investments in fixed assets, net	(12,363)	(5,156)
Purchase of trading securities	(122,116)	(350,899)
Proceeds from sales and maturities of trading securities	114,419	84,271
Proceeds from redemption of equity securities	—	30,000
Net cash used in investing activities	(1,113,316)	(1,866,601)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	31,983	779,124
Proceeds from short-term borrowings with original maturity > 90 days	1,975,416	2,260,900
Repayments of short-term borrowings with original maturity > 90 days	(2,161,438)	(2,594,052)
Payments for issuance costs for revolving bank lines of credit	(3,563)	—
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,395,920	2,380,354
Payments for retirement of long-term debt	(2,494,226)	(1,553,744)
Payments made for early extinguishment of debt	(696)	(1,455)
Proceeds from issuance of members’ subordinated certificates	359	14,288
Payments for retirement of members’ subordinated certificates	(21,183)	(82,291)
Payments for retirement of patronage capital	(57,761)	(59,888)
Additions for membership fees, net	—	1
Net cash provided by financing activities	664,811	1,143,237
Net decrease in cash, cash equivalents and restricted cash	(192,583)	(502,566)
Beginning cash, cash equivalents and restricted cash	303,361	680,019
Ending cash, cash equivalents and restricted cash	$110,778	$177,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$451,179	$467,621
Cash paid for income taxes	3	156

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

COVID-19

The future trajectory of COVID-19 cases and timing of when the virus will be fully controlled or abated remain uncertain. We continue to closely monitor developments; however, we cannot predict the future impact of COVID-19 on our operational and financial performance, or the specific ways the pandemic may uniquely impact our members, all of which continue to involve significant uncertainties that depend on future developments, which include, among others, the severity and duration of the current COVID-19 resurgence and its impact on the overall economy and other industry sectors;

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
vaccination rates; the longer-term efficacy of vaccinations; and the potential emergence of new, more transmissible or severe variants.

New Accounting Standards

Financial Instruments-Credit Losses, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities, such as CFC, that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. We expect to adopt the guidance for our fiscal year beginning June 1, 2022. While the guidance will result in expanded disclosures, we do not expect an impact on our consolidated results of operation, financial condition or liquidity from adoption of this accounting standard.

Amendments of Certain Securities and Exchange (“SEC”) Disclosure Guidance

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements. We adopted the SEC’s guidance on the presentation of financial statements and update of statistical disclosures for bank and savings and loan registrants in conjunction with the completion of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”), which we filed with the SEC on July 30, 2021. The adoption of this disclosure guidance did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. We expect to apply certain of the practical expedients and are in the process of evaluating the timing and application of those elections. Based on our current assessment, we do not believe that the application of this guidance will have a material impact on our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and nine months ended February 28, 2022 and 2021.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Interest income:
Loans(1)(2)	$281,361	$274,265	$839,548	$822,605
Investment securities	3,845	3,907	12,078	11,650
Total interest income	285,206	278,172	851,626	834,255

Interest expense:(3)(4)
Short-term borrowings	3,802	3,473	10,271	11,217
Long-term debt	143,639	143,210	432,608	436,702
Subordinated debt	26,213	26,357	79,148	79,519
Total interest expense	173,654	173,040	522,027	527,438

Net interest income	$111,552	$105,132	$329,599	$306,817
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

Deferred income reported on our consolidated balance sheets of $46 million and $51 million as of February 28, 2022 and May 31, 2021, respectively, consists primarily of deferred loan conversion fees of $39 million and $45 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of February 28, 2022 and May 31, 2021.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	February 28, 2022	May 31, 2021
Debt securities, at fair value:
Certificates of deposit	$—	$1,501
Commercial paper	13,969	12,365
Corporate debt securities	483,588	497,944
Commercial agency mortgage-backed securities (“MBS”)(1)	7,786	8,683
U.S. state and municipality debt securities	21,396	11,840
Foreign government debt securities	979	999
Other asset-backed securities(2)	37,708	42,843
Total debt securities trading, at fair value	$565,426	$576,175
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized losses on our debt securities of $9 million and $3 million for the three months ended February 28, 2022 and 2021, respectively. We recognized net unrealized losses on our debt securities of $18 million and $2 million for the nine months ended February 28, 2022 and 2021, respectively.

We received cash proceeds of $3 million on the sale of debt securities during the three months ended February 28, 2022 and recorded gains on the sale of these securities of less than $1 million for the period. We did not sell any debt securities during the three months ended February 28, 2021. We received cash proceeds of $5 million on the sale of debt securities during the nine months ended February 28, 2022 and recorded gains on the sale of these securities of less than $1 million for the period. We received cash proceeds of $6 million on the sale of debt securities during the nine months ended February 28, 2021 and recorded losses related to the sale of these securities of less than $1 million during nine months ended February 28, 2021.

Pledged Collateral—Debt securities

Under master repurchase agreements with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e.,secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets.

We had no borrowings under repurchase transactions outstanding as of February 28, 2022; therefore, we had no debt securities pledged as collateral as of February 28, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million as of this date, and we repurchased the securities on June 2, 2021.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of February 28, 2022 and May 31, 2021.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	February 28, 2022	May 31, 2021
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$25,750	$27,450
Farmer Mac—Class A common stock	9,608	7,652
Total equity securities, at fair value	$35,358	$35,102

We recognized net unrealized losses on our equity securities of $2 million for the three months ended February 28, 2022, compared with net unrealized gains of less than $1 million for the three months ended February 28, 2021. We recognized net unrealized gains on our equity securities of less than $1 million and $2 million for the nine months ended February 28, 2022 and 2021, respectively.

NOTE 4—LOANS

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate.

Loans to Members

Loans to members consist of total loans outstanding, which reflects the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The following table presents loans to members, by member class and by loan type, as of February 28, 2022 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	February 28, 2022		May 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$23,225,751	79%	$22,027,423	78%
Power supply	4,992,073	17	5,154,312	18
Statewide and associate	102,652	—	106,121	—
Total CFC	28,320,476	96	27,287,856	96
NCSC	730,147	2	706,868	3
RTFC	457,740	2	420,383	1
Total loans outstanding(1)	29,508,363	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,018	—	11,854	—
Loans to members	$29,520,381	100%	$28,426,961	100%

Loan type:
Long-term loans:
Fixed rate	$26,452,342	90%	$25,514,766	90%
Variable rate	720,027	2	658,579	2
Total long-term loans	27,172,369	92	26,173,345	92
Lines of credit	2,335,994	8	2,241,762	8
Total loans outstanding(1)	29,508,363	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,018	—	11,854	—
Loans to members	$29,520,381	100%	$28,426,961	100%
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loan Sales

We may transfer whole loans and participating interests to third parties. These transfers are typically made concurrently with the closing of the loan or participation agreement at par value and meet the accounting criteria required for sale accounting. We sold CFC loans, at par for cash, totaling $64 million and $126 million during the nine months ended February 28, 2022 and 2021, respectively. We recorded immaterial losses on the sale of these loans.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $96 million and $93 million as of February 28, 2022 and May 31, 2021, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $29,051 million and $27,995 million as of February 28, 2022 and May 31, 2021, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,213 million and $6,182 million as of February 28, 2022 and May 31, 2021, respectively, representing 21% and 22% of total loans outstanding as of each respective date. The 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of February 28, 2022. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both February 28, 2022 and May 31, 2021.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $471 million and $512 million as of February 28, 2022 and May 31, 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $290 million and $309 million as of February 28, 2022 and May 31, 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans had been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of February 28, 2022. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $133 million and $139 million as of February 28, 2022 and May 31, 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 885 and 892 as of February 28, 2022 and May 31, 2021 located in 49 states. Texas, which had 67 borrowers with loans outstanding as of both February 28, 2022 and May 31, 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date. Texas also accounted for the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $4,955 million and $4,878 million as of February 28, 2022 and May 31, 2021, respectively and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $165 million and $172 million as of February 28, 2022 and May 31, 2021, respectively,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
were covered by the Farmer Mac standby repurchase agreement, respectively, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of February 28, 2022 and May 31, 2021.

Table 4.2: Payment Status of Loans Outstanding

	February 28, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$23,225,751	$—	$—	$—	$23,225,751	$—
Power supply	4,906,524	—	85,549	85,549	4,992,073	207,254
Statewide and associate	102,652	—	—	—	102,652	—
CFC total	28,234,927	—	85,549	85,549	28,320,476	207,254
NCSC	730,147	—	—	—	730,147	—
RTFC	457,740	—	—	—	457,740	—
Total loans outstanding	$29,422,814	$—	$85,549	$85,549	$29,508,363	$207,254

Percentage of total loans	99.71%	—%	0.29%	0.29%	100.00%	0.70%

	May 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,027,423	$—	$—	$—	$22,027,423	$—
Power supply	5,069,316	3,400	81,596	84,996	5,154,312	228,312
Statewide and associate	106,121	—	—	—	106,121	—
CFC total	27,202,860	3,400	81,596	84,996	27,287,856	228,312
NCSC	706,868	—	—	—	706,868	—
RTFC	420,383	—	—	—	420,383	9,185
Total loans outstanding	$28,330,111	$3,400	$81,596	$84,996	$28,415,107	$237,497

Percentage of total loans	99.70%	0.01%	0.29%	0.30%	100.00%	0.84%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We had one borrower, Brazos Electric Power Cooperative, Inc. (“Brazos”), with delinquent loans totaling $86 million and $85 million as of February 28, 2022 and May 31, 2021, respectively. Brazos, a CFC Texas-based power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding to us were on nonaccrual status as of each respective date. The decrease in loans on nonaccrual status of $30 million to $207 million as of February 28, 2022, from $237 million was due to the receipt of loan principal payments. See “Nonperforming Loans” below for additional information.

TDRs

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by legal entity and member class, of these loans as of February 28, 2022 and May 31, 2021.

Table 4.3: Trouble Debt Restructurings

	February 28, 2022			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$5,092	0.02%	1	$5,379	0.02%
RTFC	1	4,217	0.01	1	4,592	0.02
Total TDR loans	2	$9,309	0.03%	2	$9,971	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,309	0.03%	2	$9,971	0.04%
Total TDR loans	2	$9,309	0.03%	2	$9,971	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of February 28, 2022 and May 31, 2021. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of February 28, 2022 or May 31, 2021. We did not have any TDR loans classified as nonperforming as of February 28, 2022 or May 31, 2021.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of February 28, 2022 and May 31, 2021. Loans classified as nonperforming are placed on nonaccrual status.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Nonperforming Loans

	February 28, 2022			May 31, 2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply(2)	2	$207,254	0.70%	2	$228,312	0.81%
RTFC	—	—	—	2	9,185	0.03
Total nonperforming loans	2	$207,254	0.70%	4	$237,497	0.84%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million letters of credit outstanding to Brazos as of May 31, 2021.

We had loans to two borrowers totaling $207 million classified as nonperforming as of February 28, 2022. In comparison we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.70% and 0.84% of total loans outstanding as of February 28, 2022 and May 31, 2021, respectively. The reduction in nonperforming loans of $30 million during the nine months ended February 28, 2022 was due in part to our receipt during the fiscal quarter ended November 30, 2021 (the “second quarter of fiscal year 2022”) of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments totaling $22 million during the nine months ended February 28, 2022, which reduced the balance of this loan to $121 million as of February 28, 2022, from $143 million as of May 31, 2021.

Loans outstanding to Brazos classified as nonperforming totaled $86 million and $85 million as of February 28, 2022 and May 31, 2021, respectively. As discussed above, Brazos, which filed for bankruptcy in March 2021, is not permitted to make scheduled loan payments without approval of the bankruptcy court. See “Note 15—Subsequent Events” for developments in March 2022 related to Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower.

Net Charge-Offs

We had no loan charge-offs during the nine months ended February 28, 2022, nor during the same prior-year period. Prior to Brazos’ bankruptcy filing, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.5 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of February 28, 2022 and May 31, 2021. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of February 28, 2022, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2018, and in the aggregate for periods prior to fiscal year 2018. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2018 totaled $16,825 million, representing 57% of our total loans outstanding of $29,508 million as of February 28, 2022. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of February 28, 2022, was 18 years.

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

While the number of borrowers with loans outstanding was 885 borrowers as of February 28, 2022, the number of loans outstanding was 16,572 as of February 28, 2022, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	February 28, 2022
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q3 2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	May 31, 2021
Pass
CFC:
Distribution	$1,714,893	$1,715,341	$1,895,645	$1,201,281	$1,462,991	$13,521,337	$1,464,191	$22,975,679	$21,808,099
Power supply	329,172	562,604	191,205	416,879	246,684	2,680,286	329,600	4,756,430	4,517,408
Statewide and associate	3,431	2,311	19,467	3,385	—	21,023	38,594	88,211	90,261
CFC total	2,047,496	2,280,256	2,106,317	1,621,545	1,709,675	16,222,646	1,832,385	27,820,320	26,415,768
NCSC	14,251	40,152	234,522	4,147	43,140	243,347	150,588	730,147	706,868
RTFC	54,051	91,294	46,323	10,567	23,504	186,958	40,826	453,523	406,606
Total pass	$2,115,798	$2,411,702	$2,387,162	$1,636,259	$1,776,319	$16,652,951	$2,023,799	$29,003,990	$27,529,242

Special mention
CFC:
Distribution	$—	$4,917	$—	$5,126	$937	$12,446	$226,646	$250,072	$219,324
Power supply	—	—	—	—	—	28,389	—	28,389	29,611
Statewide and associate	—	—	—	5,000	3,892	5,549	—	14,441	15,860
CFC total	—	4,917	—	10,126	4,829	46,384	226,646	292,902	264,795
RTFC	—	—	—	—	—	4,217	—	4,217	4,592
Total special mention	$—	$4,917	$—	$10,126	$4,829	$50,601	$226,646	$297,119	$269,387

Substandard
CFC:
Power supply	$—	$—	$—	$—	$—	$—	$—	$—	$378,981
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$378,981

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$121,705	$85,549	$207,254	$228,312
CFC total	—	—	—	—	—	121,705	85,549	207,254	228,312
RTFC	—	—	—	—	—	—	—	—	9,185
Total doubtful	$—	$—	$—	$—	$—	$121,705	$85,549	$207,254	$237,497
Total criticized loans	$—	$4,917	$—	$10,126	$4,829	$172,306	$312,195	$504,373	$885,865
Total loans outstanding	$2,115,798	$2,416,619	$2,387,162	$1,646,385	$1,781,148	$16,825,257	$2,335,994	$29,508,363	$28,415,107

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Criticized loans totaled $504 million and $886 million as of February 28, 2022 and May 31, 2021, respectively, and represented approximately 2% and 3% of total loans outstanding as of each respective date. Criticized loans include loans outstanding to Brazos of $86 million and $85 million as of February 28, 2022 and May 31, 2021, respectively, which were classified as doubtful as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of February 28, 2022 and May 31, 2021. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

Special Mention

One CFC electric distribution borrower with loans outstanding of $250 million and $219 million as of February 28, 2022 and May 31, 2021, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $297 million and $269 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of February 28, 2022. We had loans outstanding to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) totaling $379 million that were classified as substandard as of May 31, 2021. In February 2022, Rayburn successfully completed a securitization transaction to cover extraordinary costs and expenses incurred during the February 2021 polar vortex pursuant to a financing program enacted into law by Texas in June 2021 for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to the Electric Reliability Council of Texas. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the substandard category. In addition, we received loan payments from Rayburn during the three months ended February 28, 2022 that reduced our loans outstanding to Rayburn to $207 million as of February 28, 2022 from $379 million as of May 31, 2021.

Doubtful

Loans outstanding classified as doubtful totaled $207 million and $237 million as of February 28, 2022 and May 31, 2021, respectively, consisting of loans outstanding to Brazos of $86 million and $85 million as of each respective date and loans outstanding to a CFC electric power supply borrower of $121 million and $143 million as of each respective date. These loans were also classified as nonperforming, as discussed above under “Nonperforming Loans.” As discussed above, in June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos qualifies for the Texas-enacted financing program.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of February 28, 2022 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	February 28, 2022	May 31, 2021
Member class:
CFC:
Distribution	$9,235,009	$9,387,070
Power supply	3,877,775	3,970,698
Statewide and associate	178,334	161,340
Total CFC	13,291,118	13,519,108
NCSC	547,100	551,125
RTFC	323,008	286,806
Total unadvanced commitments	$14,161,226	$14,357,039

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,230,253	5,771,813
Total long-term loans	5,230,253	5,771,813
Lines of credit	8,930,973	8,585,226
Total unadvanced commitments	$14,161,226	$14,357,039
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

The following table displays, by loan type, the available balance under unadvanced loan commitments as of February 28, 2022, and the related maturities in each fiscal year during the five-year period ended May 31, 2026, and thereafter.

Table 4.7: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Line of credit loans	$8,930,973	$347,506	$4,295,443	$1,166,547	$1,517,248	$413,289	$1,190,940
Long-term loans	5,230,253	40,921	693,487	1,477,311	802,059	1,059,431	1,157,044
Total	$14,161,226	$388,427	$4,988,930	$2,643,858	$2,319,307	$1,472,720	$2,347,984

Unadvanced line of credit commitments accounted for 63% of total unadvanced loan commitments as of February 28, 2022, while unadvanced long-term loan commitments accounted for 37% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,230 million will be advanced prior to the expiration of the commitment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,161 million as of February 28, 2022 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,969 million and $11,312 million as of February 28, 2022 and May 31, 2021, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,192 million and $3,045 million as of February 28, 2022 and May 31, 2021, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of February 28, 2022, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2026, and thereafter.

Table 4.8: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2022	2023	2024	2025	2026	Thereafter
Committed lines of credit	$3,192,262	$—	$400,287	$510,982	$1,152,337	$246,949	$881,707

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. Table 4.9 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of February 28, 2022 and May 31, 2021. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.9: Pledged Loans

(Dollars in thousands)	February 28, 2022	May 31, 2021
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,522,711	$7,422,711
Pledged collateral:
Distribution system mortgage notes pledged	8,673,974	8,400,293
RUS-guaranteed loans qualifying as permitted investments pledged	116,444	121,679
Total pledged collateral	8,790,418	8,521,972

1994 indenture:
Collateral trust bonds outstanding	$25,000	$30,000
Pledged collateral:
Distribution system mortgage notes pledged	31,477	34,924

Guaranteed Underwriter Program:
Notes payable outstanding	$6,149,203	$6,269,303
Pledged collateral:
Distribution and power supply system mortgage notes pledged	6,982,334	7,150,240

Farmer Mac:
Notes payable outstanding	$3,018,130	$2,977,909
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,486,457	3,440,307

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$2,755	$4,412
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,612	5,316
Cash	2	394
Total pledged collateral	3,614	5,710

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio for the three and nine months ended February 28, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended February 28, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of November 30, 2021	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135
Provision (benefit) for credit losses	353	(12,989)	(111)	(12,747)	135	(137)	(12,749)
Balance as of February 28, 2022	$16,385	$52,478	$1,313	$70,176	$1,729	$1,481	$73,386

	Three Months Ended February 28, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of November 30, 2020	$13,215	$39,781	$1,413	$54,409	$1,341	$3,239	$58,989
Provision for credit losses	2,022	27,381	32	29,435	316	3,272	33,023
Balance as of February 28, 2021	$15,237	$67,162	$1,445	$83,844	$1,657	$6,511	$92,012

	Nine Months Ended February 28, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532
Provision (benefit) for credit losses	2,959	(12,168)	(78)	(9,287)	355	(3,214)	(12,146)
Balance as of February 28, 2022	$16,385	$52,478	$1,313	$70,176	$1,729	$1,481	$73,386

	Nine Months Ended February 28, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	3,586	2,034	25	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	11,588	40,061	1,434	53,083	791	3,151	57,025
Provision for credit losses	3,649	27,101	11	30,761	866	3,360	34,987
Balance as of February 28, 2021	$15,237	$67,162	$1,445	$83,844	$1,657	$6,511	$92,012

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of February 28, 2022 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	February 28, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$16,385	$12,219	$1,313	$29,917	$1,729	$1,226	$32,872
Asset-specific allowance	—	40,259	—	40,259	—	255	40,514
Total allowance for credit losses	$16,385	$52,478	$1,313	$70,176	$1,729	$1,481	$73,386

Loans outstanding:(1)
Collectively evaluated loans	$23,220,659	$4,784,819	$102,652	$28,108,130	$730,147	$453,523	$29,291,800
Individually evaluated loans	5,092	207,254	—	212,346	—	4,217	216,563
Total loans outstanding	$23,225,751	$4,992,073	$102,652	$28,320,476	$730,147	$457,740	$29,508,363

Allowance ratios:
Collective allowance coverage ratio(2)	0.07%	0.26%	1.28%	0.11%	0.24%	0.27%	0.11%
Asset-specific allowance coverage ratio(3)	—	19.42	—	18.96	—	6.05	18.71
Total allowance coverage ratio(4)	0.07	1.05	1.28	0.25	0.24	0.32	0.25

	May 31, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,426	$25,104	$1,391	$39,921	$1,374	$1,147	$42,442
Asset-specific allowance(5)	—	39,542	—	39,542	—	3,548	43,090
Total allowance for credit losses	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

Loans outstanding:(1)
Collectively evaluated loans	$22,022,044	$4,926,000	$106,121	$27,054,165	$706,868	$406,606	$28,167,639
Individually evaluated loans	5,379	228,312	—	233,691	—	13,777	247,468
Total loans outstanding	$22,027,423	$5,154,312	$106,121	$27,287,856	$706,868	$420,383	$28,415,107

Allowance ratios:
Collective allowance coverage ratio(2)	0.06%	0.51%	1.31%	0.15%	0.19%	0.28%	0.15%
Asset-specific allowance coverage ratio(3)	—	17.32	—	16.92	—	25.75	17.41
Total allowance coverage ratio(4)	0.06	1.25	1.31	0.29	0.19	1.12	0.30
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both February 28, 2022 and May 31, 2021.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses and allowance coverage ratio decreased to $74 million and 0.25%, respectively, as of February 28, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The $12 million decrease in the allowance for credit losses reflected a decrease in the collective and the asset-specific allowance of $9 million and $3 million, respectively. The collective allowance decrease of $9 million was attributable to an improvement in Rayburn’s credit risk profile following the successful completion by Rayburn of a securitization transaction in February 2022 to cover extraordinary costs and expenses incurred during the February 2021 polar vortex and a significant reduction in loans outstanding to Rayburn due to payments received from Rayburn during the three months ended February 28, 2022. The asset-specific allowance decrease of $3 million stemmed from the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both February 28, 2022 and May 31, 2021.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,428 million and accounted for 16% of total debt outstanding as of February 28, 2022, compared with $4,582 million and 17% of total debt outstanding as of May 31, 2021. The following table provides comparative information on our short-term borrowings as of February 28, 2022 and May 31, 2021.

Table 6.1: Short-Term Borrowings Sources

	February 28, 2022		May 31, 2021
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,105,200	4%	$894,977	3%
Commercial paper members, at par	1,154,393	4	1,124,607	4
Total commercial paper	2,259,593	8	2,019,584	7
Select notes to members	1,402,238	5	1,539,150	6
Daily liquidity fund notes to members	350,402	1	460,556	2
Medium-term notes to members	415,824	2	362,691	1
Securities sold under repurchase agreements	—	—	200,115	1
Total short-term borrowings	$4,428,057	16%	$4,582,096	17%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio amount reported on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of February 28, 2022. We had borrowings under repurchase agreements of $200 million as of May 31, 2021 and we had pledged debt securities underlying these repurchase transactions with a fair value of $211 million as of May 31, 2021.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of February 28, 2022.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	February 28, 2022
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of February 28, 2022; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date. We were in compliance with all covenants and conditions under the agreements as of February 28, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of February 28, 2022 and May 31, 2021. Long-term debt outstanding totaled $21,522 million and accounted for 76% of total debt outstanding as of February 28, 2022, compared with $20,603 million and 75% of total debt outstanding as of May 31, 2021.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	February 28, 2022	May 31, 2021
Secured long-term debt:
Collateral trust bonds	$7,547,711	$7,452,711
Unamortized discount	(219,775)	(227,046)
Debt issuance costs	(33,787)	(33,721)
Total collateral trust bonds	7,294,149	7,191,944
Guaranteed Underwriter Program notes payable	6,149,203	6,269,303
Farmer Mac notes payable	3,018,130	2,977,909
Other secured notes payable	2,755	4,412
Debt issuance costs	(11)	(22)
Total other secured notes payable	2,744	4,390
Total secured notes payable	9,170,077	9,251,602
Total secured long-term debt	16,464,226	16,443,546
Unsecured long-term debt:
Medium-term notes sold through dealers	4,891,283	3,943,728
Medium-term notes sold to members	186,104	232,346
Medium term notes sold through dealers and to members	5,077,387	4,176,074
Unamortized discount	(2,155)	(2,307)
Debt issuance costs	(19,687)	(18,036)
Total unsecured medium-term notes	5,055,545	4,155,731
Unsecured notes payable	1,979	3,886
Unamortized discount	(14)	(35)
Debt issuance costs	(2)	(5)
Total unsecured notes payable	1,963	3,846
Total unsecured long-term debt	5,057,508	4,159,577
Total long-term debt	$21,521,734	$20,603,123

Secured Debt

Long-term secured debt of $16,464 million and $16,444 million as of February 28, 2022 and May 31, 2021, respectively, represented 77% and 80% of total long-term debt outstanding as of each respective date. The slight increase in long-term secured debt of $20 million during the nine months ended February 28, 2022 was primarily attributable to the $500 million collateral trust bonds issuance, as described below, borrowings under the Farmer Mac revolving note purchase agreement and the Guaranteed Underwriter Program, partially offset by the early redemption of $400 million of collateral trust bonds, as described below, and the Farmer Mac and Guaranteed Underwriter Program notes payable repayments. We were in compliance with all covenants and conditions under our debt indentures as of February 28, 2022 and May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds outstanding increased $102 million to $7,294 million as of February 28, 2022, primarily due to the February 7, 2022 issuance of $500 million aggregate principal amount of 2.75% of Collateral Trust Bonds due April 15, 2032, partially offset by the early redemption of $400 million of 3.05% of Collateral Trust Bonds due February 15, 2022.

On February 23, 2022, we provided notice to investors that we will redeem all $450 million of 2.40% of Collateral Trust Bonds due April 25, 2022 on March 25, 2022.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program decreased $120 million to $6,149 million as of February 28, 2022, due to notes payable repayments, partially offset by notes payable advances under the Guaranteed Underwriter Program. On November 4, 2021, we closed on a $550 million committed loan facility (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We borrowed $450 million and repaid $570 million of notes payable outstanding under the Guaranteed Underwriter Program during the nine months ended February 28, 2022. We had up to $1,075 million available for access under the Guaranteed Underwriter Program as of February 28, 2022.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac at any time, subject to market conditions, through June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,018 million of long-term debt as of February 28, 2022. We advanced long-term notes payable totaling $620 million under the Farmer Mac Note Purchase Agreement during the nine months ended February 28, 2022. The amount available for borrowing totaled $2,482 million as of February 28, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unsecured Debt

Long-term unsecured debt of $5,058 million and $4,160 million as of February 28, 2022 and May 31, 2021, respectively, represented 23% and 20% of total long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $898 million for the nine months ended February 28, 2022 was primarily attributable to dealer medium-term notes issuance, as described below, partially offset by dealer medium-term notes repayments.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On October 18, 2021, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.000%, due on October 18, 2024, and $350 million aggregate principal amount of dealer medium-term notes at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.33%, due on October 18, 2024. On February 7, 2022, we issued $600 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.875% due on February 7, 2025. On February 7, 2022, we also issued $400 million aggregate principal amount of dealer medium-term notes at a variable rate based on SOFR plus 0.40%, due on August 7, 2023.

See “Note 7—Long-Term Debt” in our 2021 Form 10-K for additional information on our various long-term debt product types.

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $986 million as of February 28, 2022, unchanged from May 31, 2021. See “Note 8—Subordinated Deferrable Debt” in our 2021 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of February 28, 2022 and May 31, 2021. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	February 28, 2022			May 31, 2021
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,023,392	2.61%	0.34%	$6,579,516	2.65%	0.20%
Receive-fixed swaps	2,049,000	1.00	2.86	2,399,000	0.92	2.80
Total interest rate swaps	$8,072,392	2.20	0.98	$8,978,516	2.19	0.89

Cash Flow Hedges

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving purchase note agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of February 28, 2022 or May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of February 28, 2022 and May 31, 2021.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	February 28, 2022		May 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$50,901	$2,449,726	$121,259	$2,560,618
Total derivative assets	$50,901	$2,449,726	$121,259	$2,560,618

Derivative liabilities:
Interest rate swaps	$391,988	$5,622,666	$584,989	$6,417,898
Total derivative liabilities	$391,988	$5,622,666	$584,989	$6,417,898

While all of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of February 28, 2022 and May 31, 2021, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	February 28, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$50,901	$—	$50,901	$50,901	$—	$—

Derivative liabilities:
Interest rate swaps	391,988	—	391,988	50,901	—	341,087

	May 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$121,259	$—	$121,259	$121,259	$—	$—

Derivative liabilities:
Interest rate swaps	584,989	—	584,989	121,259	—	463,730

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and nine months ended February 28, 2022 and 2021. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2022	2021	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(26,212)	$(29,735)	$(79,727)	$(86,507)
Derivative forward value gains	195,492	359,931	122,930	558,266
Derivative gains	$169,280	$330,196	$43,203	$471,759

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

On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook. On February 4, 2022, Fitch issued a credit ratings report review of CFC in which Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of February 28, 2022. Moody’s, S&P and Fitch had our ratings on stable outlook as of February 28, 2022. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2022, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Payable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$36,110	$(5,726)	$—	$(5,726)
Falls below Baa1/BBB+	5,524,597	(231,423)	—	(231,423)
Falls to or below Baa2/BBB (2)	294,404	(9,903)	—	(9,903)
Total	$5,855,111	$(247,052)	$—	$(247,052)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $223 million as of February 28, 2022. These swaps were in an unrealized loss position of $16 million as of February 28, 2022.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% the total outstanding notional amount of derivatives as of both February 28, 2022 and May 31, 2021. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $256 million as of February 28, 2022.

NOTE 10—EQUITY

Total equity increased $253 million to $1,653 million as of February 28, 2022, attributable primarily to our reported net income of $307 million for the nine months ended February 28, 2022, partially offset by the patronage capital retirement of $58 million authorized by the CFC Board of Directors in July 2021.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and nine months ended February 28, 2022 and 2021 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended February 28,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$5,506	$(1,600)	$3,906	$1,918	$(3,664)	$(1,746)
Changes in unrealized gains	—	—	—	—	—	—
Realized (gains) losses reclassified to earnings	(192)	72	(120)	(101)	188	87
Ending balance	$5,314	$(1,528)	$3,786	$1,817	$(3,476)	$(1,659)

	Nine Months Ended February 28,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$1,718	$(1,743)	$(25)	$2,130	$(4,040)	$(1,910)
Changes in unrealized gains	4,028	—	4,028	—	—	—
Realized (gains) losses reclassified to earnings	(432)	215	(217)	(313)	564	251
Ending balance	$5,314	$(1,528)	$3,786	$1,817	$(3,476)	$(1,659)
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of February 28, 2022 and May 31, 2021.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	February 28, 2022	May 31, 2021
Guarantee type:
Long-term tax-exempt bonds(1)	$123,775	$145,025
Letters of credit(2)	425,917	389,735
Other guarantees	157,612	154,320
Total	$707,304	$689,080

Member class:
CFC:
Distribution	$297,577	$251,023
Power supply	372,048	415,984
Statewide and associate(3)	12,237	5,523
CFC total	681,862	672,530
NCSC	25,442	16,550
Total	$707,304	$689,080
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Includes CFC guarantees to NCSC and RTFC members totaling $10 million and $3 million as of February 28, 2022 and May 31, 2021, respectively.

Long-term tax-exempt bonds of $124 million and $145 million as of February 28, 2022 and May 31, 2021, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $426 million and $390 million as of February 28, 2022 and May 31, 2021, respectively, $120 million and $104 million were secured at each respective date. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of February 28, 2022. The maturities for the outstanding letters of credit as of February 28, 2022 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2022, we may be required to issue up to an additional $91 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 28, 2022. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $158 million and $154 million as of February 28, 2022 and May 31, 2021, respectively, of which $25 million was secured as of both February 28, 2022 and May 31, 2021. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $439 million and $415 million and represented 62% and 60% of total guarantees as of February 28, 2022 and May 31, 2021, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $124 million of variable-rate tax-exempt bonds as of February 28, 2022, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2022 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million and $10 million as of February 28, 2022 and May 31, 2021, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million and $9 million as of February 28, 2022 and May 31, 2021, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of February 28, 2022 and May 31, 2021. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	February 28, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$104,248	$104,248	$104,248	$—	$—
Restricted cash	6,530	6,530	6,530	—	—
Equity securities, at fair value	35,358	35,358	35,358	—	—
Debt securities trading, at fair value	565,426	565,426	—	565,426	—
Deferred compensation investments	7,084	7,084	7,084	—	—
Loans to members, net	29,446,995	29,935,210	—	—	29,935,210
Accrued interest receivable	110,484	110,484	—	110,484	—
Derivative assets	50,901	50,901	—	50,901	—
Total financial assets	$30,327,026	$30,815,241	$153,220	$726,811	$29,935,210

Liabilities:
Short-term borrowings	$4,428,057	$4,426,727	$—	$4,426,727	$—
Long-term debt	21,521,734	21,850,664	—	12,922,319	8,928,345
Accrued interest payable	171,406	171,406	—	171,406	—
Guarantee liability	12,758	13,402	—	—	13,402
Derivative liabilities	391,988	391,988	—	391,988	—
Subordinated deferrable debt	986,466	1,008,253	253,600	754,653	—
Members’ subordinated certificates	1,233,836	1,233,836	—	—	1,233,836
Total financial liabilities	$28,746,245	$29,096,276	$253,600	$18,667,093	$10,175,583

	May 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,063	$295,063	$295,063	$—	$—
Restricted cash	8,298	8,298	8,298	—	—
Equity securities, at fair value	35,102	35,102	35,102	—	—
Debt securities trading, at fair value	576,175	576,175	—	576,175	—
Deferred compensation investments	7,222	7,222	7,222	—	—
Loans to members, net	28,341,429	29,967,692	—	—	29,967,692
Accrued interest receivable	107,856	107,856	—	107,856	—
Derivative assets	121,259	121,259	—	121,259	—
Total financial assets	$29,492,404	$31,118,667	$345,685	$805,290	$29,967,692

Liabilities:
Short-term borrowings	$4,582,096	$4,582,329	$—	$4,582,329	$—
Long-term debt	20,603,123	21,799,736	—	12,476,073	9,323,663
Accrued interest payable	123,672	123,672	—	123,672	—
Guarantee liability	10,041	10,841	—	—	10,841
Derivative liabilities	584,989	584,989	—	584,989	—
Subordinated deferrable debt	986,315	1,062,748	265,200	797,548	—
Members’ subordinated certificates	1,254,660	1,254,660	—	—	1,254,660
Total financial liabilities	$28,144,896	$29,418,975	$265,200	$18,564,611	$10,589,164

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2021 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended February 28, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of February 28, 2022 and May 31, 2021, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and nine months ended February 28, 2022 and 2021.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	February 28, 2022			May 31, 2021
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$35,358	$—	$35,358	$35,102	$—	$35,102
Debt securities trading, at fair value	—	565,426	565,426	—	576,175	576,175
Deferred compensation investments	7,084	—	7,084	7,222	—	7,222
Derivative assets	—	50,901	50,901	—	121,259	121,259

Liabilities:
Derivative liabilities	$—	$391,988	$391,988	$—	$584,989	$584,989

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis during the nine months ended February 28, 2022 and 2021, which were repaid in full in November 2021.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had no nonperforming collateral-dependent loans outstanding as of February 28, 2022. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $9 million as of May 31, 2021, which were paid off in November 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was $6 million as of May 31, 2021.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of February 28, 2022 and May 31, 2021.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	February 28, 2022	May 31, 2021
Assets:
Loans outstanding	$1,187,887	$1,127,251
Other assets	9,094	11,343
Total assets	$1,196,981	$1,138,594

Liabilities:
Total liabilities	$25,221	$30,187

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of February 28, 2022 and May 31, 2021.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	February 28, 2022	May 31, 2021
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,166,731	1,107,185
Credit enhancements:
CFC third-party guarantees	25,442	16,550
Other credit enhancements	6,273	8,386
Total credit enhancements(2)	31,715	24,936
Total outstanding commitments	1,198,446	1,132,121
CFC credit commitments available(3)	$4,301,554	$4,367,879
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $32 million as of February 28, 2022. The maturities for obligations guaranteed by CFC extend through 2031.

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

Segment Results and Reconciliation

The following tables display segment results of operations for the three and nine months ended February 28, 2022 and 2021, assets attributable to each segment as of February 28, 2022 and February 28, 2021 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended February 28, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$283,162	$10,817	$293,979	$—	$(8,773)	$285,206
Interest expense	(173,654)	(8,773)	(182,427)	—	8,773	(173,654)
Derivative cash settlements interest expense	(25,802)	(410)	(26,212)	26,212	—	—
Interest expense	(199,456)	(9,183)	(208,639)	26,212	8,773	(173,654)
Net interest income	83,706	1,634	85,340	26,212	—	111,552
Benefit for credit losses	12,749	2	12,751	—	(2)	12,749
Net interest income after benefit for credit losses	96,455	1,636	98,091	26,212	(2)	124,301
Non-interest income:
Fee and other income	5,590	685	6,275	—	(2,005)	4,270
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(26,212)	—	(26,212)
Derivative forward value gains	—	—	—	195,492	—	195,492
Derivative gains	—	—	—	169,280	—	169,280
Investment securities losses	(11,621)	—	(11,621)	—	—	(11,621)
Total non-interest income	(6,031)	685	(5,346)	169,280	(2,005)	161,929
Non-interest expense:
General and administrative expenses	(22,690)	(1,984)	(24,674)	—	1,595	(23,079)
Losses on early extinguishment of debt	(578)	—	(578)	—	—	(578)
Other non-interest expense	(265)	(412)	(677)	—	412	(265)
Total non-interest expense	(23,533)	(2,396)	(25,929)	—	2,007	(23,922)
Income (loss) before income taxes	66,891	(75)	66,816	195,492	—	262,308
Income tax provision	—	(343)	(343)	—	—	(343)
Net income (loss)	$66,891	$(418)	$66,473	$195,492	$—	$261,965

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$276,153	$10,901	$287,054	$—	$(8,882)	$278,172
Interest expense	(173,039)	(8,883)	(181,922)	—	8,882	(173,040)
Derivative cash settlements interest expense	(29,307)	(428)	(29,735)	29,735	—	—
Interest expense	(202,346)	(9,311)	(211,657)	29,735	8,882	(173,040)
Net interest income	73,807	1,590	75,397	29,735	—	105,132
Provision for credit losses	(33,023)	(3,588)	(36,611)	—	3,588	(33,023)
Net interest income after provision for credit losses	40,784	(1,998)	38,786	29,735	3,588	72,109
Non-interest income:
Fee and other income	5,059	4,308	9,367	—	(5,548)	3,819
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(29,735)	—	(29,735)
Derivative forward value gains	—	—	—	359,931	—	359,931
Derivative gains	—	—	—	330,196	—	330,196
Investment securities losses	(2,807)	—	(2,807)	—	—	(2,807)
Total non-interest income	2,252	4,308	6,560	330,196	(5,548)	331,208
Non-interest expense:
General and administrative expenses	(23,174)	(1,909)	(25,083)	—	1,521	(23,562)
Other non-interest expense	(301)	(439)	(740)	—	439	(301)
Total non-interest expense	(23,475)	(2,348)	(25,823)	—	1,960	(23,863)
Income (loss) before income taxes	19,561	(38)	19,523	359,931	—	379,454
Income tax provision	—	(507)	(507)	—	—	(507)
Net income (loss)	$19,561	$(545)	$19,016	$359,931	$—	$378,947

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$845,600	$32,243	$877,843	$—	$(26,217)	$851,626
Interest expense	(522,027)	(26,217)	(548,244)	—	26,217	(522,027)
Derivative cash settlements interest expense	(78,480)	(1,247)	(79,727)	79,727	—	—
Interest expense	(600,507)	(27,464)	(627,971)	79,727	26,217	(522,027)
Net interest income	245,093	4,779	249,872	79,727	—	329,599
Benefit for credit losses	12,146	2,859	15,005	—	(2,859)	12,146
Net interest income after benefit for credit losses	257,239	7,638	264,877	79,727	(2,859)	341,745
Non-interest income:
Fee and other income	17,006	(243)	16,763	—	(3,721)	13,042
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(79,727)	—	(79,727)
Derivative forward value gains	—	—	—	122,930	—	122,930
Derivative gains	—	—	—	43,203	—	43,203
Investment securities losses	(18,190)	—	(18,190)	—	—	(18,190)
Total non-interest income	(1,184)	(243)	(1,427)	43,203	(3,721)	38,055
Non-interest expense:
General and administrative expenses	(69,060)	(6,110)	(75,170)	—	4,786	(70,384)
Losses on early extinguishment of debt	(696)	—	(696)	—	—	(696)
Other non-interest expense	(834)	(1,794)	(2,628)	—	1,794	(834)
Total non-interest expense	(70,590)	(7,904)	(78,494)	—	6,580	(71,914)
Income (loss) before income taxes	185,465	(509)	184,956	122,930	—	307,886
Income tax provision	—	(524)	(524)	—	—	(524)
Net income (loss)	$185,465	$(1,033)	$184,432	$122,930	$—	$307,362

	February 28, 2022
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$29,487,207	$1,187,887	$30,675,094	$—	$(1,166,731)	$29,508,363
Deferred loan origination costs	12,018	—	12,018	—	—	12,018
Loans to members	29,499,225	1,187,887	30,687,112	—	(1,166,731)	29,520,381
Less: Allowance for credit losses	(73,386)	(3,210)	(76,596)	—	3,210	(73,386)
Loans to members, net	29,425,839	1,184,677	30,610,516	—	(1,163,521)	29,446,995
Other assets	1,027,433	96,117	1,123,550	—	(87,023)	1,036,527
Total assets	$30,453,272	$1,280,794	$31,734,066	$—	$(1,250,544)	$30,483,522

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$828,222	$32,917	$861,139	$—	$(26,884)	$834,255
Interest expense	(527,437)	(26,885)	(554,322)	—	26,884	(527,438)
Derivative cash settlements interest expense	(85,240)	(1,267)	(86,507)	86,507	—	—
Interest expense	(612,677)	(28,152)	(640,829)	86,507	26,884	(527,438)
Net interest income	215,545	4,765	220,310	86,507	—	306,817
Provision for credit losses	(34,987)	(2,481)	(37,468)	—	2,481	(34,987)
Net interest income after provision for credit losses	180,558	2,284	182,842	86,507	2,481	271,830
Non-interest income:
Fee and other income	17,347	4,478	21,825	—	(8,158)	13,667
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(86,507)	—	(86,507)
Derivative forward value gains	—	—	—	558,266	—	558,266
Derivative gains	—	—	—	471,759	—	471,759
Investment securities gains	491	—	491	—	—	491
Total non-interest income	17,838	4,478	22,316	471,759	(8,158)	485,917
Non-interest expense:
General and administrative expenses	(69,124)	(5,944)	(75,068)	—	4,707	(70,361)
Losses on early extinguishment of debt	(1,455)	—	(1,455)	—	—	(1,455)
Other non-interest expense	(956)	(970)	(1,926)	—	970	(956)
Total non-interest expense	(71,535)	(6,914)	(78,449)	—	5,677	(72,772)
Income (loss) before income taxes	126,861	(152)	126,709	558,266	—	684,975
Income tax provision	—	(920)	(920)	—	—	(920)
Net income (loss)	$126,861	$(1,072)	$125,789	$558,266	$—	$684,055

	February 28, 2021
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,294,236	$1,152,844	$29,447,080	$—	$(1,131,409)	$28,315,671
Deferred loan origination costs	11,810	—	11,810	—	—	11,810
Loans to members	28,306,046	1,152,844	29,458,890	—	(1,131,409)	28,327,481
Less: Allowance for credit losses	(92,012)	(8,168)	(100,180)	—	8,168	(92,012)
Loans to members, net	28,214,034	1,144,676	29,358,710	—	(1,123,241)	28,235,469
Other assets	1,169,521	108,022	1,277,543	—	(98,024)	1,179,519
Total assets	$29,383,555	$1,252,698	$30,636,253	$—	$(1,221,265)	$29,414,988
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15—SUBSEQUENT EVENTS

On March 18, 2022, Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed, and the Chapter 7 Trustee has requested approval from the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of February 28, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, we classified as nonperforming during the fiscal quarter ended May 31, 2022.

While we have been actively monitoring developments related to the bankruptcy filing by Brazos Sandy Creek, the bankruptcy proceedings are at an early stage and therefore we have limited information available. There are numerous factors and uncertainties that are likely to affect the estimated impact of this event on our expected credit losses. As a result, this estimate has not been finalized.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 13, 2022

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Chief Accounting Officer