Form 10-K
period 2022-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2022-08-08
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2022
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

i

ii

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	26
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	39
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	41
4	Non-Interest Income	43
5	Derivative Gains (Losses)	44
6	Derivatives—Average Notional Amounts and Interest Rates	45
7	Comparative Swap Curves	46
8	Non-Interest Expense	47
9	Loans—Outstanding Amount by Member Class and Loan Type	48
10	Debt—Debt Product Types	50
11	Total Debt Outstanding and Weighted-Average Interest Rates	51
12	Member Investments	53
13	Equity	54
14	Loans—Loan Portfolio Security Profile	58
15	Loans—Loan Exposure to 20 Largest Borrowers	59
16	Loans—Loan Geographic Concentration	61
17	Loans—Troubled Debt Restructured Loans	62
18	Loans—Nonperforming Loans	63
19	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	65
20	Available Liquidity	68
21	Liquidity Coverage Ratios	69
22	Committed Bank Revolving Line of Credit Agreements	70
23	Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates	72
24	Short-Term Borrowings—Funding Sources	72
25	Long-Term and Subordinated Debt— Issuances and Repayments	73
26	Collateral Pledged	74
27	Loans—Unencumbered Loans	74
28	Loans—Maturities of Scheduled Principal Payments	75
29	Contractual Obligations	76
30	Liquidity—Projected Sources and Uses of Funds	77
31	Credit Ratings	78
32	Interest Rate Sensitivity Analysis	80
33	LIBOR-Indexed Financial Instruments	81
34	Selected Quarterly Financial Data	83
35	Adjusted Net Income	86
36	TIER and Adjusted TIER	86
37	Adjusted Liabilities and Equity	88
38	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	89
39	Members’ Equity	89

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“this Report” or “2022 Form 10-K”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

NCSC

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members, entities eligible to be members of CFC and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. See “Members” below for a description of our member classes. NCSC’s membership consists of distribution systems, power supply systems and statewide and regional associations that were members of CFC as of May 31, 2022. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

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

OUR BUSINESS

CFC was established by and for the rural electric cooperative network to provide affordable financing alternatives to electric cooperatives. While our business strategy and policies are set by the CFC Board of Directors and may be amended or revised from time to time, the fundamental goal of our overall business model is to work with our members to ensure that CFC is able to meet their financing needs, as well as provide industry expertise and strategic services to aid them in delivering affordable and reliable essential services to their communities.

Focus on Electric Lending

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our members with the credit products they need to fund their operations. As such, we primarily focus on lending to electric systems and securing access to capital through diverse funding sources at rates that allow us to offer cost-based credit products to our members. Rural electric cooperatives, most of which are not-for-profit entities, were established to provide electricity in rural areas historically deemed too costly to be served by investor-owned utilities. As such, our electric cooperative members experience limited competition because they generally operate in exclusive territories, the majority of which are not rate regulated. Loans to electric utility organizations accounted for approximately 98% and 99% of our total loans outstanding as of May 31, 2022 and 2021, respectively. Substantially all of our electric cooperative borrowers continued to demonstrate stable operating performance and strong financial ratios as of May 31, 2022.

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

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating overlapping members between CFC, NCSC and RTFC, totaled 1,425 members and 248 associates as of May 31, 2022, compared with 1,424 members and 246 associates as of May 31, 2021.

CFC

CFC lends to its members and associates and also provides credit enhancements in the form of guarantees of debt obligations and letters of credit. Membership in CFC is limited to cooperative or not-for-profit rural electric systems that are eligible to borrow from RUS under its Electric Loan Program and affiliates of these entities. CFC categorizes its members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities, into classes based on member type because the demands and needs of each member class differs. Affiliates represent holding companies, subsidiaries and other entities that are owned, controlled or operated by members. Members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC membership consists of members in 50 states and three U.S. territories. In addition to members, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. Associates are not eligible to vote on matters put to a vote of the membership. CFC’s members, by member class, and associates were as follows as of May 31, 2022.

	CFC Member
Member Type	Class	May 31, 2022
Distribution systems	A	842
Power supply systems	B	68
Statewide and regional associations, including NCSC	C	62
National association of cooperatives(1)	D	1
Total CFC members		973
Associates, including RTFC		45
Total CFC members and associates		1,018
____________________________
(1) National Rural Electric Cooperative Association is our sole class D member.

NCSC

Membership in NCSC includes organizations that are Class A, B and C members of CFC, or eligible for such membership and are approved for membership by the NCSC Board of Directors. In addition to members, NCSC has associates that may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities owned, controlled or operated by, or provide significant benefit to, Class A, B and C members of CFC. All of NCSC’s members also were CFC members as of May 31, 2022. CFC is not, however, a member of NCSC. NCSC’s members and associates were as follows as of May 31, 2022.

	CFC Member
Member Type	Class	May 31, 2022
Distribution systems	A	447
Power supply systems	B	3
Statewide associations	C	6
Total NCSC members		456
Associates		198
Total NCSC members and associates		654

RTFC

Membership in RTFC is limited to cooperative corporations, nonprofit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Holding companies, subsidiaries and other organizations that are owned, controlled or operated by members, which are referred to as affiliates, are eligible to borrow from RTFC. Associates are organizations that provide non-telephone or non-telecommunications services to rural telecommunications companies that are approved by the RTFC Board of Directors. Neither affiliates nor associates are eligible to vote on matters put to a vote of the membership. CFC and NCSC are not members of RTFC. RTFC’s members and associates were as follows as of May 31, 2022.

Member Type	May 31, 2022
Members	453
Associates	6
Total RTFC members and associates	459

LOAN AND GUARANTEE PROGRAMS

CFC lends to its members and associates and also provides credit enhancements in the form of guarantees of debt obligations and letters of credit. NCSC and RTFC also lend and provide credit enhancements to their members and associates. For information on the membership of CFC, NCSC and RTFC, see “Item 1. Business—Members.”

CFC, NCSC and RTFC loan commitments generally contain provisions that restrict borrower advances or trigger an event of default if there is any material adverse change in the business or condition, financial or otherwise, of the borrower. Below is additional information on the loan and guarantee programs offered by CFC, NCSC and RTFC.

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

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. CFC may make long-term loans to distribution systems, on a case-by-case basis, that do not meet this general criterion. Power supply systems generally are required: (i) to maintain an average debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater; (ii) to establish and collect rates and other revenue in an amount to yield margins for interest, as defined in an indenture, in each fiscal year sufficient to equal at least 1.00; or (iii) both. CFC may make long-term loans to power supply systems, on a case-by-case basis, that may include other requirements, such as maintenance of a minimum equity level.

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

Syndicated Line of Credit and Term Loans

Syndicated line of credit and term loans are typically large financings offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financings are arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and/or administrative agent for the syndicated facilities. CFC will syndicate these line of credit facilities on a best effort basis.

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

Long-Term Loans

NCSC’s long-term loans generally have the following characteristics:

•terms up to 30 years on a senior secured basis and terms of up to five years on an unsecured basis;
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

Conversion Option

Generally, a borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee and convert a long-term loan from a fixed rate to another fixed rate or to a variable rate at any time generally subject to a make-whole premium.

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

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2022 and 2021 in “Note 13—Guarantees.”

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our board of directors. Pursuant to our current investment policy, an Investment Management Committee was established to oversee and administer our investments with the objective of seeking returns consistent with the preservation of principal and to provide a supplementary source of liquidity. The Investment Management Committee may direct funds to be invested in direct obligations of, or obligations guaranteed by, the United States (“U.S.”) or agencies thereof and investments in relatively short-term U.S. dollar-denominated fixed-income securities such as government-sponsored enterprises, certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments, municipal securities, asset-backed securities, mortgage-backed securities and certain corporate bonds. In addition, we may invest in overnight or term repurchase agreements. Investments are denominated in U.S. dollars exclusively. All of these investments are subject to requirements and limitations set forth in our board investment policy.

INDUSTRY

Overview

Our rural electric cooperative members operate in the energy sector, which is one of 16 critical infrastructure sectors identified by the U.S. government because the services provided by each sector, all of which have an impact on other sectors, are deemed as essential in supporting and maintaining the overall functioning of the U.S. economy. Rural electric cooperatives are an integral part of the U.S. electric utility industry, a sub-sector of the energy sector. According to the National Rural Electric Cooperative Association (“NRECA”,) electric cooperatives serve as power providers for approximately 1 in 8 individuals in the U.S., totaling approximately 42 million people, including over 20 million businesses, homes, schools and farms across 48 states. Electric cooperatives provide power to approximately 56% of the nation’s land mass. Based on the latest annual data reported by the U.S. Energy Information Administration, a statistical and analytical agency within the U.S. Department of Energy, the electric utility industry had revenue of approximately $394 billion in 2020.

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

Electric Member Operating Environment

In general, electric cooperatives have not been significantly impacted by the effects of retail deregulation. There were 19 states that had adopted programs that allow consumers to choose their supplier of electricity as of May 31, 2022. Depending on the state, the choices can range from being limited to commercial and industrial consumers to “retail choice” for all consumers. In most states, cooperatives have been exempted from or have been allowed to opt out of the regulations allowing for competition. In states offering retail competition, it is important to note that while consumers may be able to choose their energy supplier, the electric utility still receives compensation for the necessary service of delivering electricity to consumers through its utility transmission and distribution plant.

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

Facilitation of Rural Broadband Expansion by Electric Cooperatives

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others. Over 30 electric cooperatives were awarded approximately $250 million in federal funding through the Connect America Fund Phase II auction (“CAF II”) process by the FCC that was held in 2018. The awarded funds are being distributed over a 10-year period. More than 190 electric cooperatives, many of which are already offering or building out projects, were awarded approximately $1.6 billion though the FCC’s Rural Development Opportunity Fund (“RDOF”). Those funds also will be distributed over a 10-year period. As federal and state governments increase funding opportunities for electric cooperatives in order to offer broadband services, we will continue to increase our credit support, which may include loans and/or letters of credit, to borrowers who participate in CAF II, RDOF and other programs designed to increase broadband services in rural areas. CFC began tracking loans for broadband services in October 2017. We estimate, based on information available to us, loans outstanding to our members related to the construction and operation of broadband services increased to approximately $1,647 million as of May 31, 2022, from approximately $854 million as of May 31, 2021.

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

On June 30, 2022, the Supreme Court limited the power of the EPA to regulate greenhouse gas emissions from existing power plants. The Supreme Court noted that Congress did not give the EPA the authority to adopt a regulatory scheme that devised emissions caps based on the generation-shifting approach the EPA took in the Clean Power Plan, a 2015 rule that was previously repealed. However, the Supreme Court also noted that it was not deciding whether EPA's authority was limited solely to measures that improve the pollution performance of specific individual sources.

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

Primary Lending Competitors

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 53 years. Further, on an annual basis, we allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, publications and various conferences, meetings, facilitation services and training workshops.

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

Based on financial data submitted to us by our electric utility members, we present the long-term debt outstanding to CFC by member class, RUS and other lenders in the electric cooperative industry as of December 31, 2021 and 2020 in the table below. The data presented as of December 31, 2021, were based on information reported by 812 distribution systems and 47 power supply systems. The data presented as of December 31, 2020, were based on information reported by 811 distribution systems and 52 power supply systems.

	December 31,
	2021		2020
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$54,909,778		$52,274,309
Power supply	39,789,348		44,830,704
Less: Long-term debt funded by RUS	(41,511,338)		(39,660,041)
Members’ non-RUS long-term debt	$53,187,788		$57,444,972

Funding sources of members’ long-term debt:
Long-term debt funded by CFC by member class:
Distribution	$21,287,049	40%	$20,382,616	36%
Power supply	4,791,465	9	4,723,956	8
Long-term debt funded by CFC	26,078,514	49	25,106,572	44
Long-term debt funded by other lenders	27,109,274	51	32,338,400	56
Members’ non-RUS long-term debt	$53,187,788	100%	$57,444,972	100%
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

Derivatives Regulation

CFC engages in over-the-counter (“OTC”) derivative transactions, primarily interest rate swaps, to hedge interest rate risk. As an end user of derivative financial instruments, CFC is subject to regulations that apply to derivatives generally. The Dodd-Frank Act (“DFA”), enacted July 2010, resulted in, among other things, comprehensive regulation of the OTC derivatives market. The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Subsequent to the enactment of the DFA, the U.S. Commodity Futures Trading Commission (“CFTC”) issued a final rule, “Clearing Exemption for Certain Swaps Entered into by Cooperatives,” which created an exemption from mandatory clearing for cooperatives. The CFTC’s final rule, “Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants,” includes an exemption from margin requirements for uncleared swaps for cooperatives that are financial end users. CFC is an exempt cooperative end user of derivative financial instruments and does not participate in the derivatives markets for speculative, trading or investing purposes and does not make a market in derivatives.

HUMAN CAPITAL MANAGEMENT

CFC’s success in providing industry expertise and responsive service to meet the needs of our members across the U.S. is dependent on the quality of service provided by our employees and their relationships with our members. We therefore strive to align our human capital management strategy with our member-focused mission and core values of service, integrity and excellence. Our objectives are (i) to attract, develop and retain a highly qualified workforce with diverse backgrounds and experience in multiple areas whose skills and strengths are consistent with CFC’s mission, and (ii) to create an engaged, inclusive and collaborative work culture, both of which we believe are critical to deliver exceptional service to our members.

Governance of Human Capital

CFC’s executive leadership team and board of directors work together to provide oversight on most human capital matters. The compensation committee of the board of directors meets quarterly to review updates to our compensation programs including our salary structure, incentive plans and executive compensation. Our board is provided with periodic updates on succession planning efforts, current human capital management risks and mitigation efforts in addition to any other matters that affect our ability to attract, develop and maintain the talent needed to execute on our corporate objectives.

Recruiting and Retaining Talent

As a financial services organization, our recruitment goal is to attract and retain a highly skilled workforce in a highly competitive talent market. We strive to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities ranging from entry-level to management and executive positions.

We use a variety of methods to attract highly talented and engaged professionals, including outreach to local universities, recruitment job boards including sites focusing on diversity, a referral bonus program and targeted industry-related job posting sites. When appropriate, we engage with recruiting firms to ensure that we have surveyed a broad scope of active and passive candidates for certain critical positions. We strive to ensure that our employment value proposition presented to candidates accurately reflects the features of working for a mission-driven cooperative like CFC so that we can attract individuals who are highly engaged with our vision to be our members’ most trusted financial resource.

Because much of our business operations involves significant member-facing interaction with a relatively stable base of long-standing member borrowers, we place a priority on the retention of high-performing employees who have extensive, in-depth experience serving the needs of our members. In the prior four fiscal years, our voluntary turnover rate has remained at or below 10%; however, in fiscal year 2022 it substantially increased to 19%. Multiple factors including the COVID-19 pandemic, competition in the labor market, as well as increased CFC staff retirements contributed to the staff turnover increase. Our total turnover remains lower than the average annual financial industry sector separation rates reported by the U.S. Bureau of Labor Statistics. Retirements represented 37% of the departures from CFC in fiscal year 2022, which is a 7% increase over last year. We welcomed 55 new hires this fiscal year and employed 259 staff members as of May 31, 2022, all of which were located in the U.S. The majority of our workforce is located in our headquarters in Dulles, Virginia.

CFC’s organizational structure has experienced significant changes this fiscal year resulting from the appointment of a new chief executive officer in May 2021 and subsequent changes to the executive team composition. Four senior vice president positions were filled through promotions and one was an external hire. This change in the executive level has also resulted in many new opportunities for advancement at other levels within the organization. Of the positions filled by promotion or external hire this fiscal year, 43% were through internal promotions.

Employee Engagement and Development

As part of our efforts to promote an engaged, inclusive and collaborative workplace culture, we encourage employees to expand their capabilities and enhance their career potential through employer-funded onsite training, external training, tuition assistance and professional events. In fiscal year 2022, CFC employees completed more than 3,000 training hours through our internal corporate training as well as through our support of employees’ enrollment in external professional training opportunities. We seek to tailor our training programs to evolving events and employee interests. Examples of training programs offered in the reporting period include Developing Resilience—Balancing Work and Life, Developing Your Leadership Potential, Advanced Leadership Skills, professional and technical topics, and mental health awareness workshops to promote employee well-being. CFC also supports employee development though a company-sponsored Toastmasters chapter, guest speakers from cooperative partners and, when feasible, staff trips to local electric cooperatives to allow new employees to learn first-hand how their efforts contribute to our members’ success.

Compensation and Benefits Packages

Attracting, developing and retaining high-level talent is a key component of our human capital objectives, so we seek to provide competitive compensation and benefits packages. CFC launched an employee Total Rewards survey this fiscal year to solicit feedback on our Total Rewards components, including compensation, benefits and employee development, to determine which offerings are most valued by our staff. In response to employee feedback and talent market conditions, we have implemented several changes to our compensation programs. Effective June 1, 2022, we transitioned to a base salary range structure, which provides greater flexibility in meeting labor market demands and enhances our ability to differentiate pay based on experience and performance. The salary ranges are structured in zones aligned with median market pay for the positions in each zone. We have increased our fiscal year 2023 merit increase budget in order to retain and attract exceptional staff in a highly competitive talent market.

We have also made prospective changes to our incentive compensation program. The short-term and long-term incentive programs will be replaced by a single annual incentive bonus plan in fiscal year 2023. These changes were initiated based on feedback received in our employee Total Rewards survey that our current incentive plans did not adequately differentiate pay based on performance and were not achieving the intended purpose of promoting long-term retention and alignment with company performance that employees could directly influence. The new annual incentive plan is based on attainment of our targeted corporate scorecard goals as established at the beginning of each fiscal year and individual performance ratings from our annual review process. Attainment of the annual scorecard goals requires the collective engagement and effort of employees across the company, which we believe incentivizes teamwork and fosters a collaborative working environment. The addition of a performance rating component will enable the organization to differentiate a portion of incentive compensation, which demonstrates the value of a high-performance culture on behalf of our members. The new annual incentive plan was approved by the CFC Board of Directions in May 2022 and will be in place for fiscal year 2023.

The employee benefits components of our Total Rewards package include vacation and leave programs; health, dental, vision, life and disability insurance coverage; and flexible spending and health savings plans, most of which are funded in whole or in part by CFC. We make investments in the future financial security of our employees by offering retirement plans that consist of a 401(k) plan with a company match component and an employer-funded defined benefit retirement plan in which CFC makes an annual contribution in an amount that approximates 18% of each employee’s base salary, which we believe helps in our efforts to engage employees, retain high-performing employees and reduce turnover. We also offer programs and resources intended to promote work-life balance, assist in navigating life events and improve employee well-being, such as flexible work schedules, remote work options, an employee assistance program, legal insurance and identity theft coverage services.

COVID-19 Response

We continue to place a high priority on the health and safety of our employees, and also ensure that we are able to meet the needs of our members in an effective and efficient manner. In July 2021, the majority of our staff returned to work at CFC’s corporate headquarters building, while continuing to adhere to the COVID-19 workplace safety and health standards established by Virginia and guidance provided by the CDC. We have been able to maintain business continuity throughout the pandemic and experienced no pandemic-related employee furloughs or layoffs, providing the highest quality of service and delivering effectively on our member-focused mission. We implemented an updated remote work practice that allows for a hybrid work arrangement, providing for employee flexibility while promoting collaboration and efficiency in serving our members.

Open-Door Communications

CFC maintains a strong focus on our core value of integrity in pursuit of our mission. To promote open communications, we maintain an open-door policy and provide multiple avenues for employees to voice their concerns and offer suggestions. Employees are encouraged to report any issues to their manager, senior vice president, corporate compliance, human resources or our corporate ethics helpline. All new employees receive Code of Conduct & Business Ethics training, and we maintain a practice of annual employee review and training to foster a culture of integrity and accountability.

CORPORATE RESPONSIBILITY

For more than half a century, CFC has helped electric cooperatives provide essential services to rural America. Since their creation in the 1930s to bring electricity to rural homes, electric cooperatives have been essential to the economic vitality and quality of life in communities nationwide, including those in persistent poverty counties.

As a value-based, financial services cooperative, CFC is engaged in sustaining our environment across multiple fronts—from our Leadership in Energy and Environmental Design (“LEED”) Gold-certified building and 42-acre ecofriendly campus that serves as CFC’s headquarters to the renewable energy projects we’ve helped finance for the electric cooperative network. CFC’s members are moving forward with renewable energy adoption, and we continue to support them by funding renewable energy initiatives that will help build out greater renewable infrastructure in the United States.

CFC has developed a Sustainability Bond Framework, which aligns with the Sustainability Bond Guidelines (“SBG”), as administered by the International Capital Markets Association (“ICMA”), under which we can issue sustainability bonds and use the proceeds to finance or refinance projects to enhance access to broadband services and renewable energy projects that will provide positive environmental and social impact in rural America. CFC issued its first sustainability bond in October 2020, the first sustainability bond issued for the electric cooperative industry. Today, CFC is proud to support the electric cooperatives by providing approximately $1,647 million in outstanding loans to support broadband expansion. These efforts have opened new opportunities in many rural communities by providing access to affordable high-speed internet service for the first time.

True to our core values of service, integrity and excellence, CFC continues to help electric cooperatives support the communities that created them, whether it’s through contributions from the CFC Educational Fund or helping them access capital from the USDA’s Rural Economic Development Loan and Grant (“REDL&G”) program, which fosters economic development. Over the past 20 years, CFC has contributed an estimated $203 million to the REDL&G program.

CFC and electric cooperatives operate under seven cooperative principles: open and voluntary membership; democratic member control; members’ economic participation; autonomy and independence; education, training and information; cooperation among cooperatives; and concern for community. Through our “Commitment to Excellence” workshops, CFC has trained electric cooperative directors and executive staff on governance best practices, including how electric cooperative leaders should demonstrate principled leadership, financial stewardship, and effective governance and management risk oversight.

With these efforts CFC empowers electric cooperatives to fulfill their historic mission of service and contribute to sustainability efforts.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the most significant risks, of which we are currently aware, that could have a material adverse impact on our business, financial condition, results of operations or liquidity. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, financial condition, results of operations and liquidity. Therefore, the following should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management.” You should consider the following risks together with all of the other information in this report.

RISK FACTORS

Credit Risks

We are subject to credit risk that borrowers may not be able to meet their contractual obligations in accordance with agreed-upon terms, which could have a material adverse effect on our financial condition, results of operations and liquidity. Because we lend primarily to U.S. rural electric utility systems, we also are inherently subject to single-industry and single-obligor concentration risks.
As a lender, our primary credit risk arises from the extension of credit to borrowers. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. Loans outstanding to electric utility organizations represented approximately 98% of our total loans outstanding as of May 31, 2022. We had 883 borrowers with loans outstanding as of May 31, 2022, and our 20 largest borrowers accounted for 21% of total loans outstanding as of May 31, 2022. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of May 31, 2022. Texas historically has had the largest number of borrowers with loans outstanding and the largest loan concentration in any one state. Loans outstanding to Texas borrowers represented 17% of total loans outstanding as of May 31, 2022.

We face the risk that the principal of, or interest on, a loan will not be paid on a timely basis or at all or that the value of any underlying collateral securing a loan will be insufficient to cover our outstanding exposure. A deterioration in the financial condition of a borrower or underlying collateral could impair the ability of a borrower to repay a loan or our ability to recover unpaid amounts from the underlying collateral. We maintain an internal borrower risk rating system in which we assign a rating to each borrower and credit facility that are intended to reflect the ability of a borrower to repay its obligations and assess the probability of default and loss given default. The borrower risk rating system comprises both quantitative metrics and qualitative considerations. Each component is risk weighted in accordance with its importance. Unforeseen events and developments that affect specific borrowers or that occur in a region where we have a high concentration of credit risk may result in risk rating downgrades. Such an event may result in an increase in the allowance for credit losses; delinquent, nonperforming and criticized loans; net charge-offs; and an increase in our credit risk.

We establish an allowance for credit losses based on management’s current estimate of credit losses that are expected to occur over the remaining life of the loans in our portfolio. Because the process for determining our allowance for credit losses requires informed judgments about the ability of borrowers to repay their loans, we identify the estimation of our allowance for credit losses as a critical accounting estimate. Our borrower risk ratings are a key input in establishing our allowance for credit losses. Therefore, the deterioration in the financial condition of a borrower may result in a significant increase in our allowance for credit losses and provision for credit losses and may have a material adverse impact on our results of operations, financial condition and liquidity. In addition, we might underestimate expected credit losses and have credit losses in excess of the established allowance for credit losses if we fail to timely identify a deterioration in a borrower’s financial condition or due to other factors, such as if the methodology and process we use in assigning borrower risk ratings and making judgments in extending credit to our borrowers does not accurately capture the level of our credit risk exposure or our historical loss experience proves to be not indicative of our expected future losses.

Adverse changes, developments or uncertainties in the rural electric utility industry could adversely impact the operations or financial performance of our member electric cooperatives, which, in turn, could have an adverse impact on our financial results.
Our focus as a member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 98% of our total loans outstanding as of May 31, 2022. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that may have a negative impact on the operations of our member rural electric cooperatives include but are not limited to, the price and availability of distributed energy resources, regulatory or compliance factors related to managing greenhouse gas emissions (including the potential for stranded assets) and extreme weather conditions, including weather conditions related to climate change. The factors listed above, individually or in combination, could result in declining sales or increased power supply and operating costs and could potentially cause a deterioration in the financial performance of our members and the value of the collateral securing their loans. This could impair their ability to repay us in accordance with the terms of their loans. In such case, it may lead to risk rating downgrades, which may result in an increase in our allowance for credit losses and a decrease in our net income.

The threat of weather-related events or shifts in climate patterns resulting from climate change, including, but not limited to, increases in storm intensity, number of intense storms and temperature extremes in areas in which our member rural electric cooperatives operate, could result in increased power supply and operating costs, adversely impacting our members’ results of operations, liquidity and ability to make payments to us. While we believe our members would largely be reimbursed by Federal Emergency Management Agency (“FEMA”) relief programs for storm-related damages, such programs may not be implemented as currently constructed or payments may not be received on a timely basis. For increased power costs, although we believe our members have the ability to pass through increased costs to their members, in some cases it may be difficult to pass through the entire costs on a timely basis if they are significant. To the extent CFC makes bridge loans to members as they wait for FEMA payments, changes to FEMA programs or delays in payments from FEMA could adversely impact the quality of our loan portfolio and our financial condition. Additionally, our member rural electric cooperatives are subject to evolving local, state and federal laws, regulations and expectations regarding the environment. These requirements and expectations may increase the time and costs of efforts to monitor and comply with such obligations and expose them to liability. The impacts of climate change present notable risks, including damage to the assets of our members, which could adversely impact the quality of our loan portfolio and our financial condition.

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
We use interest rate swaps to manage our interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. We were in a net receivable position for all of our interest rate swaps, after taking into consideration master netting agreements, of $94 million as of May 31, 2022.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if all agreements for which we owe amounts were terminated as of May 31, 2022 and our senior unsecured ratings fell below Baa2 by Moody’s or below BBB by S&P, we were in a net receivable position of up $56 million as of that date. In addition, if our senior unsecured ratings fell below Baa3 by Moody’s, below BBB- by S&P or below BBB- by Fitch Ratings Inc. (“Fitch”), we would have been due a payment from the swap counterparty of up to $13 million as of that date. In calculating the required payments, we only consider agreements that, when netted for each counterparty pursuant to a master netting agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

Liquidity Risks

If we are unable to access the capital markets or other external sources for funding, our liquidity position may be negatively affected and we may not have sufficient funds to meet all of our financial obligations as they become due.
We depend on access to the capital markets and other sources of financing, such as our investment portfolio, repurchase agreements, bank revolving credit agreements, investments from our members, private debt issuances through Farmer Mac and through the Guaranteed Underwriter Program, to fund new loan advances and refinance our long- and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. Prolonged market disruptions, downgrades to our long-term and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program. Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt into the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our short-term ratings at the current level from Moody’s, S&P and Fitch. Changes in rating agencies’ rating methodology, actions by governmental entities or others, deterioration in the credit quality of our loan portfolios, increased leverage and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could impact our competitive position within the industry.

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
Our primary strategies for managing interest rate risk include the use of derivatives in order to manage the timing of cash flows between interest-earning assets and interest-bearing liabilities. We face the risk that changes in interest rates could reduce our net interest income and our earnings. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates may affect the pricing of loans to borrowers and our cost of funds, which could adversely affect the difference between the interest that we earn on assets and the interest we pay on liabilities used to fund assets. Such changes may also result in increased costs to hedge existing interest rate risk, which may have an adverse impact on the net interest income, earnings and cash flows. See “Item 7. MD&A—Market Risk” for additional information.

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

The Federal Reserve-sponsored Alternative Reference Rates Committee (“ARRC”) has recommended the Secured Overnight Financing Rate (“SOFR”) as an alternative to U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. In the fiscal quarter ended November 30, 2021 (the “second quarter of fiscal year 2022,”) we began entering into transactions that reference SOFR. While the ARRC has selected SOFR as its recommended alternative to U.S. dollar LIBOR, other replacement rates may emerge as alternatives. We are not able to predict how SOFR or an alternate rate will perform in comparison to LIBOR in response to changing market conditions, what the effect of such rate’s implementation may be on the markets for floating-rate financial instruments or whether such rates will be vulnerable to manipulation. Further, the transition from LIBOR to an alternative reference rate has required changes to risk and pricing models, valuation tools, product design, information technology systems, operational processes and controls and hedging strategies, and may result in or require further changes in the future.

The replacement of LIBOR creates operational and market risks. We will continue to assess all of our contracts and financial instruments, including loans that we service, that are directly or indirectly dependent on LIBOR to determine what impact the replacement of LIBOR will have on us. Uncertainty as to the nature of such potential changes or other reforms may adversely affect our financial condition and results of operations.

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

Natural or man-made disasters, including widespread health emergencies such as the COVID-19 pandemic, or other external events beyond our control such as the invasion of Ukraine by Russia, could disrupt our business and adversely affect our results of operations and financial condition.

Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, such as the invasion of Ukraine by Russia, public health emergencies, such as the ongoing COVID-19 pandemic, or other unexpected or disastrous conditions, events or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event, or climate change and changing weather patterns.

COVID-19 resulted in the declaration of the COVID-19 outbreak as a pandemic by the World Health Organization and caused significant economic and financial turmoil both in the U.S. and around the world. Although the global economy has begun to recover from the COVID-19 pandemic and most health and safety restrictions have been lifted, the extent to which the consequences of the COVID-19 pandemic impact us will depend on future developments that remain uncertain and cannot be predicted including, but not limited to, the severity and duration of any resurgence of COVID-19 variants and future actions taken by governmental authorities to contain COVID-19 and mitigate its effects.

The growth in economic activity that resulted from the lifting of COVID-19 health and safety restrictions, combined with labor shortages and supply chain complications exacerbated by the invasion of Ukraine by Russia and subsequent sanctions and export controls against Russia, has contributed to rising inflationary pressures. General inflation in the United States has risen to levels not experienced in recent decades. The rising energy prices, interest rates and wages, among other things, may increase our operating costs as well as both the operating and borrowing costs of our members and disrupt our business.

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

The failure to attract, retain or motivate highly skilled and qualified employees could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.

We rely on our employees’ depth of knowledge of CFC and its related industries to run our business operations successfully. Because much of our business operations involve significant member-facing interaction with a relatively stable base of long-standing member borrowers, we place a priority on the retention of high-performing employees with extensive experience in the rural utility industry. Retirements represented 37% of the departures from CFC in fiscal year 2022, an increase of 7% over fiscal year 2021, and CFC experienced a higher than usual 19% rate of voluntary turnover during fiscal year 2022. Our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified employees. The failure to attract or retain, including due to retirement, or replace a sufficient number of appropriately skilled and key employees could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy. Further, the marketplace for skilled employees is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled employees may continue to increase. The failure to attract, retain or motivate skilled employees, along with the increased costs, could impair our ability to achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported carrying amount of our assets or liabilities and our results of operations. We consider the accounting policies that require management to make difficult, subjective and complex judgments about matters that are inherently uncertain as our most critical accounting estimates. The use of reasonably different estimates and assumptions could have a material impact on our financial statements or if the assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. In addition, from time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how CFC records and reports its financial condition and results of operations. We could be required to apply a new or revised standard retroactively or apply an existing standard differently, on a retroactive basis, in each case potentially resulting in restating prior-period financial statements. For information on what we consider to be our most critical accounting estimates and recent accounting changes, see “Item 7. MD&A—Critical Accounting Estimates” and “Note 1—Summary of Significant Accounting Policies—New Accounting Standards” to our consolidated financial statements.

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

We conduct our operations through three business segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. CFC’s business segment has historically accounted for the substantial majority of our consolidated loans and total revenue. Consolidated loans to members totaled $30,063 million as of May 31, 2022, of which 96% was attributable to CFC. We generated consolidated total revenue, which consists of consolidated net interest income and consolidated fee and other income, of $453 million for fiscal year ended May 31, 2022 (“fiscal year 2022”), of which 99% was attributable to CFC. In comparison, we generated consolidated total revenue of $433 million for fiscal year ended May 31, 2021 (“fiscal year 2021”), of which 99% was attributable to CFC. We provide additional financial information on the financial performance of our business segments in “Note 16—Business Segments.”

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing material information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2022 included in this Report and additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for each fiscal year in the five-year period ended May 31, 2022.

Table 1: Summary of Selected Financial Data(1)

						Change
	Year Ended May 31,					2022 vs.	2021 vs.
(Dollars in thousands)	2022	2021	2020	2019	2018	2021	2020
Statements of operations
Net interest income:
Interest income	$1,141,243	$1,116,601	$1,151,286	$1,135,670	$1,077,357	2%	(3)%
Interest expense	(705,534)	(702,063)	(821,089)	(836,209)	(792,735)	—	(14)
Net interest income	435,709	414,538	330,197	299,461	284,622	5	26
Fee and other income	17,193	18,929	22,961	15,355	17,578	(9)	(18)
Total revenue	452,902	433,467	353,158	314,816	302,200	4	23
Benefit (provision) for credit losses	17,972	(28,507)	(35,590)	1,266	18,575	**	(20)
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(101,385)	(115,645)	(55,873)	(43,611)	(74,281)	(12)	107
Derivative forward value gains (losses)(3)	557,867	621,946	(734,278)	(319,730)	306,002	(10)	**
Derivative gains (losses)	456,482	506,301	(790,151)	(363,341)	231,721	(10)	**
Other non-interest income (loss)	(30,179)	1,495	9,431	(1,799)	—	**	(84)
Operating expenses(4)	(95,186)	(94,705)	(101,167)	(93,166)	(90,884)	1	(6)
Other non-interest expense	(2,306)	(3,075)	(26,271)	(8,775)	(1,943)	(25)	(88)
Income (loss) before income taxes	799,685	814,976	(590,590)	(150,999)	459,669	(2)	**
Income tax benefit (provision)	(1,148)	(998)	1,160	(211)	(2,305)	15	**
Net income (loss)	$798,537	$813,978	$(589,430)	$(151,210)	$457,364	(2)	**

Adjusted statement of operations measures
Interest income	$1,141,243	$1,116,601	$1,151,286	$1,135,670	$1,077,357	2%	(3)%
Interest expense	(705,534)	(702,063)	(821,089)	(836,209)	(792,735)	—	(14)
Include: Derivative cash settlements interest expense(2)	(101,385)	(115,645)	(55,873)	(43,611)	(74,281)	(12)	107
Adjusted interest expense(5)	(806,919)	(817,708)	(876,962)	(879,820)	(867,016)	(1)	(7)
Adjusted net interest income(5)	$334,324	$298,893	$274,324	$255,850	$210,341	12	9

Net income (loss)	$798,537	$813,978	$(589,430)	$(151,210)	$457,364	(2)	**
Exclude: Derivative forward value gains (losses)(3)	557,867	621,946	(734,278)	(319,730)	306,002	(10)	**
Adjusted net income(5)	$240,670	$192,032	$144,848	$168,520	$151,362	25	33

Profitability ratios
Times interest earned ratio (TIER)(6)	2.13	2.16	0.28	0.82	1.58	(1)%		671%
Adjusted TIER(5)	1.30	1.23	1.17	1.19	1.17	6		5
Net interest yield(7)	1.46%	1.47%	1.21%	1.14%	1.12%	(1)	bps	26	bps
Adjusted net interest yield(5)(8)	1.12	1.06	1.00	0.97	0.83	6		6

Credit quality ratios
Net charge-off rate(9)	—	—	—	—	—	—		—

						Change
	Year Ended May 31,					2022	2021
(Dollars in thousands)	2022	2021	2020	2019	2018	vs. 2021	vs. 2020
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$161,114	$303,361	$680,019	$186,204	$238,824	(47)%	(55)%
Investment securities	599,904	611,277	370,135	652,977	609,851	(2)	65
Loans to members(10)	30,063,386	28,426,961	26,702,380	25,916,904	25,178,608	6	6
Allowance for credit losses(11)	(67,560)	(85,532)	(53,125)	(17,535)	(18,801)	(21)	61
Loans to members, net	29,995,826	28,341,429	26,649,255	25,899,369	25,159,807	6	6
Total assets	31,251,382	29,638,363	28,157,605	27,124,372	26,690,204	5	5

Liabilities and equity:
Short-term borrowings	4,981,167	4,582,096	3,961,985	3,607,726	3,795,910	9	16
Long-term debt	21,545,440	20,603,123	19,712,024	19,210,793	18,714,960	5	5
Subordinated deferrable debt	986,518	986,315	986,119	986,020	742,410	—	—
Members’ subordinated certificates	1,234,161	1,254,660	1,339,618	1,357,129	1,379,982	(2)	(6)
Total debt outstanding	28,747,286	27,426,194	25,999,746	25,161,668	24,633,262	5	5
Total liabilities	29,109,413	28,238,484	27,508,783	25,820,490	25,184,351	3	3
Total equity	2,141,969	1,399,879	648,822	1,303,882	1,505,853	53	116

Adjusted balance sheet measures
Adjusted total liabilities(5)	$26,629,324	$25,273,384	$23,777,823	$22,931,626	$22,625,162	5%	6%
Adjusted total equity(5)	4,270,476	4,106,172	4,061,411	3,999,164	3,661,239	4	1
Members’ equity(5)	2,019,952	1,836,135	1,707,770	1,626,847	1,496,620	10	8

Debt ratios
Debt-to-equity ratio(12)	13.59	20.17	42.40	19.80	16.72	(33)%		(52)%
Adjusted debt-to-equity ratio(5)	6.24	6.15	5.85	5.73	6.18	1		5
Liquidity coverage ratio(13)	0.99	0.99	1.17	1.32	1.09	—		(15)

Credit quality ratios
Nonperforming loans ratio(14)	0.76%	0.84%	0.63%	—%	—%	(8)	bps	21	bps
Criticized loans ratio(15)	1.65	3.12	1.39	0.78	0.71	(147)		173
Allowance coverage ratio(16)	0.22	0.30	0.20	0.07	0.07	(8)		10
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications may have been made for prior-periods to conform to the current-period presentation.
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
(5)See “Non-GAAP Financial Measures” for a description of each of our non-GAAP measures and additional detail on the reconciliation of the non-GAAP measures presented in this Report to the most comparable U.S. GAAP measure.
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of both May 31, 2022 and 2021, and $11 million as of May 31, 2020, 2019, and 2018.
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
(12)Calculated based on total liabilities at period-end divided by total equity at period-end.
(13)Calculated based on available liquidity at period-end divided by the amount of maturing debt obligations over the next 12 months at period-end as of each respective date.
(14)Calculated based on total nonperforming loans at period-end divided by total loans outstanding at period-end.
(15)Calculated based on loans outstanding at period-end to borrowers with a risk rating that falls within the criticized risk rating category, which consists of special mention, substandard and doubtful, divided by total loans outstanding at period-end.
(16)Calculated based on the allowance for credit losses at period-end divided by total loans outstanding at period-end.

EXECUTIVE SUMMARY

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our rural electric utility members with access to affordable, flexible financing products; while also maintaining a sound, stable financial position and adequate liquidity to meet our financial obligations and maintain ongoing investment-grade credit ratings. Because maximizing profit is not our primary objective, the interest rates on lending products offered to our member borrowers reflect our funding costs plus a spread to cover operating expenses and estimated credit losses and generate sufficient earnings to cover interest owed on our debt obligations and achieve certain financial target goals. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10 and maintaining an adjusted debt-to-equity ratio at approximately 6.00-to-1 or below.

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

Financial Performance

Reported Results

We reported net income of $799 million and TIER of 2.13 for fiscal year 2022 (“current fiscal year”), compared with net income of $814 million and TIER of 2.16 for fiscal year 2021 (“prior fiscal year”). Our debt-to-equity ratio decreased to 13.59 as of May 31, 2022, from 20.17 as of May 31, 2021, primarily due to an increase in equity resulting from our reported net income of $799 million for fiscal year 2022, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

The decrease in our reported net income of $15 million to $799 million for fiscal year 2022 from $814 million for fiscal year 2021, was primarily driven by the combined impact of a reduction in derivative gains of $50 million and an unfavorable shift in gains and losses recorded on our investment securities of $32 million, partially offset by a favorable shift in the provision for credit losses of $47 million and an increase in net interest income of $21 million. We recorded derivative gains of $456 million for fiscal year 2022, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative gains of $506 million for fiscal year 2021, driven by a pronounced increase in medium- and longer-term swap rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio. The unfavorable shift in gains and losses recorded on our investment securities was primarily attributable to unrealized losses resulting from period-to-period market fluctuations in fair value.

We recorded a benefit for credit losses of $18 million for fiscal year 2022. In contrast, we recorded a provision for credit losses of $29 million for fiscal year 2021. The benefit for credit losses for fiscal year 2022 was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during the fiscal quarter ended February 28, 2022 (the “third quarter of fiscal year 2022”) related to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in loans outstanding to Rayburn. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. In February 2022, Rayburn successfully completed a securitization transaction pursuant to this legislation to cover extraordinary costs and expenses incurred during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its related outstanding obligations to the Electric Reliability Council of Texas (“ERCOT”). As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during the current fiscal year that reduced our loans outstanding to Rayburn to $167 million as of May 31, 2022, consisting of secured and unsecured loans outstanding of $151 million and $16 million, respectively. Loans outstanding to Rayburn totaled $379 million as of the prior fiscal year-end May 31, 2021, consisting of secured and unsecured loans outstanding of $167 million and $212 million, respectively. The provision for credit losses of $29 million recorded for fiscal year 2021 was attributable to an allowance build due to the significant adverse financial impact on Brazos Electric Power Cooperative, Inc. (“Brazos”) and Rayburn as a result of their exposure to elevated wholesale electric power costs during the February 2021 polar vortex, discussed further below under “Consolidated Results of Operations.”

The increase in net interest income of $21 million, or 5%, to $436 million for fiscal year 2022 was attributable to an increase in average interest-earning assets of $1,629 million, or 6%, partially offset by a decrease in the net interest yield of 1 basis point, or 1%, to 1.46%. The increase in average interest-earning assets was primarily driven by growth in average total loans. The decrease in the net interest yield reflected the combined impact of a decrease in the average yield on interest-earning assets of 13 basis points to 3.82% and a reduction in the benefit from non-interest bearing funding of 1 basis point to 0.17%, which was largely offset by a reduction in our average cost of borrowings of 13 basis points to 2.53%. The decreases in the average yield on interest-earning assets and our average cost of borrowings reflected the impact of the continued low interest rate environment during the majority of fiscal year 2022.

Non-GAAP Adjusted Results

Adjusted net income totaled $241 million and adjusted TIER was 1.30 for fiscal year 2022, compared with adjusted net income of $192 million and adjusted TIER of 1.23 for fiscal year 2021. The adjusted TIER for both fiscal year 2022 and 2021 was well above our target of 1.10. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.24 and 6.15 as of May 31, 2022 and 2021, respectively, was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

The increase in adjusted net income of $49 million to $241 million for fiscal year 2022, from $192 million for fiscal year 2021, was primarily driven by the combined impact of a favorable shift in our provision for credit losses of $47 million and an increase in adjusted net interest income of $35 million, or 12%, partially offset by an unfavorable shift in gains and losses recorded on our investment securities of $32 million, primarily due to period-to-period market fluctuations in fair value. As discussed above under “ Reported Results,” we recorded a benefit for credit losses of $18 million for fiscal year 2022, primarily due to a reduction in our collective allowance resulting from an improvement in the credit risk profile of Rayburn following payment in full of its obligations to ERCOT upon the successful completion of a securitization transaction in February 2022 to cover extraordinary costs and expenses incurred during the February 2021 polar vortex and a significant reduction in loans outstanding to Rayburn. In contrast, we recorded a provision for credit losses of $29 million for fiscal year 2021 due to the allowance build for loans outstanding to Brazos and Rayburn as discussed above under “Reported Results.”

The increase in adjusted net interest income of $35 million, or 12%, to $334 million for fiscal year 2022 was attributable to the combined impact of an increase in average interest-earning assets of $1,629 million, or 6%, primarily due to growth in average loans outstanding, and an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.12%. The increase in our adjusted net interest yield reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 20 basis points to 2.89%, which was partially offset by a decrease in the average yield on interest-earning assets of 13 basis points to 3.82% as the continued low interest rate environment during the majority of fiscal year 2022 contributed to reductions in our average cost of borrowing and average yield on interest-earning assets.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $30,063 million as of May 31, 2022, an increase of $1,636 million, or 6%, from May 31, 2021, reflecting net increases in long-term and line of credit loans of $1,599 million and $37 million, respectively. We experienced increases in CFC distribution loans, CFC statewide and associate loans, NCSC loans and RTFC loans of $1,817 million, $21 million, $4 million and $47 million, respectively, and a decrease in CFC power supply loans of $253 million.

Long-term loan advances totaled $3,386 million during fiscal year 2022, of which approximately 80% was provided to members for capital expenditures and 18% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $2,514 million during fiscal year 2021, of which approximately 86% was provided to members for capital expenditures and 8% was provided for the refinancing of loans made by other lenders. Of the $3,386 million total long-term loans advanced during fiscal year 2022, $2,911 million were fixed-rate loan advances with a weighted average fixed-rate term of 23 years.

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability and efficiency, as fiber operations offer enhanced communication to monitor electric systems, identify outages and speed electric restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services, either directly or by partnering with local telecommunication companies and others, to the communities they serve. Aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $1,647 million as of May 31, 2022, from approximately $854 million as of May 31, 2021. The three states with the largest CFC loans outstanding for broadband projects were Oklahoma, Indiana and Arkansas as of May 31, 2022, and broadband loans outstanding for these states totaled $205 million, $191 million and $155 million, respectively, as of this date. Many of these broadband projects are also financially supported by various states and the federal government, which reduces the credit risk for CFC and our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2022. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $29,584 million and $27,995 million as of May 31, 2022 and 2021, respectively, represented approximately 98% and 99% of total loans outstanding as of each respective date. Of our total loans outstanding, 93% were secured as of both May 31, 2022 and 2021.

We had loans to three borrowers totaling $228 million classified as nonperforming as of May 31, 2022. In comparison we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of May 31, 2022 and 2021, respectively. The reduction in nonperforming loans of $9 million during fiscal year 2022 was due in part to our receipt during fiscal year 2022 of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments totaling $29 million during fiscal year 2022, which reduced the balance of this loan to $114 million as of May 31, 2022, from $143 million as of May 31, 2021. These reductions were partially offset by the classification during the fiscal quarter ended May 31, 2022 (the “fourth quarter of fiscal year 2022”) of the $28 million loan outstanding to Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”) as nonperforming following its bankruptcy filing, as discussed below.

Loans outstanding to Brazos, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million and $85 million of our total nonperforming loans as of May 31, 2022 and 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding to us were delinquent as of each respective date.

On March 18, 2022, Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed, and the Chapter 7 Trustee was approved by the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of May 31, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, we classified as nonperforming during the fourth quarter of fiscal year 2022. Brazos Sandy Creek’s loan outstanding of $28 million was delinquent as of May 31, 2022 and on nonaccrual status as of this date. Aggregate loans outstanding to Brazos and Brazos Sandy Creek totaled $114 million as of May 31, 2022, of which $49 million were secured and $65 million were unsecured. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings in March 2021 and March 2022, respectively, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

Our allowance for credit losses and allowance coverage ratio decreased to $68 million and 0.22%, respectively, as of May 31, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The decrease in the allowance for credit losses of $18 million reflected a decrease in the collective and asset-specific allowance of $14 million and $4 million, respectively. The collective allowance decrease of $14 million was attributable to an improvement in Rayburn’s credit risk profile following Rayburn’s successful completion of a securitization transaction in February 2022 and subsequent payment in full of its obligations to ERCOT and a significant reduction in loans outstanding to Rayburn, as discussed above. The asset-specific allowance decrease of $4 million stemmed from the combined impact of the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022 and the decrease of an asset-specific allowance for a nonperforming CFC power supply borrower, attributable to loan payments received on this loan, partially offset by the addition of an asset-specific allowance for Brazos Sandy Creek due to its bankruptcy filing, as discussed above.

As a result of Rayburn’s payment in full of its February 2021 polar vortex-related outstanding obligations to ERCOT, we believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies” of this Report. We also provide additional information on the credit quality of our loan portfolio and the allowance for credit losses below in the sections “Critical Accounting Estimates” and “Credit Risk—Allowance for Credit Losses” and “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,321 million, or 5%, to $28,747 million as of May 31, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,025 million as of May 31, 2022 was within our quarter-end target range. Our goal is to maintain dealer commercial paper balance at each quarter-end within a range of $1,000 million and $1,500 million. We provide additional information on our financing activities during fiscal year 2022 in the below in section “Consolidated Balance Sheet Analysis—Debt” of this Report.

On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook. On February 4, 2022, Fitch issued a credit ratings report review of CFC in which Fitch affirmed CFC’s credit ratings and stable outlook. Table 31 presents our credit ratings for each CFC debt product type as of May 31, 2022, which remain unchanged as of the date of this Report, in the below section “Liquidity Risk—Credit Ratings” of this Report.

Liquidity

Our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and proceeds from debt issuances to our members and in the public capital markets. Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the private placement and public capital markets.

As of May 31, 2022, our available liquidity totaled $6,797 million, consisting of (i) cash and cash equivalents of $154 million; (ii) investments in debt securities with an aggregate fair value of $566 million, which is subject to changes based on market fluctuations; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $1,075 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,405 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions. In addition to our existing available liquidity of $6,797 million as of May 31, 2022, we expect to receive $1,479 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $6,894 million as of May 31, 2022, consisting of short-term borrowings of $4,981 million and long-term and subordinated debt of $1,913 million. The short-term borrowings scheduled maturity amount of $4,981 million consists of member investments of $3,956 million and dealer commercial paper of $1,025 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $1,913 million consist of debt maturities and scheduled debt payment amounts.

Our available liquidity of $6,797 million as of May 31, 2022, was $97 million below our total scheduled debt obligations over the next 12 months of $6,894 million. We believe we can continue to roll over our member short-term investments of $3,956 million as of May 31, 2022, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,584 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,479 million from scheduled long-term loan principal payments over the next 12 months. Our available liquidity of $6,797 million as of May 31, 2022 was $3,859 million in excess of, or 2.3 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $2,938 million.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million. Maintaining our committed bank revolving line of credit agreements and continuing to be in compliance with the covenants of these agreements serve to mitigate our rollover risk, as we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with counterparties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

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

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending November 30, 2023, in the below section “Liquidity Risk” of this Report.

COVID-19

We believe that the COVID-19 pandemic has not adversely affected our primary objective of providing our members with the credit products they need to fund their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date. Our electric utility cooperative borrowers operate in a sector identified by the U.S. government as one of the 16 critical infrastructure sectors because the nature of the services provided in these sectors is considered essential and vital in supporting and maintaining the overall functioning of the U.S. economy. Historically, the utility sector in which our electric utility borrowers operate has been resilient to economic downturns. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance of our members. We also believe that the overall credit quality of our loan portfolio has not been adversely affected by market, economic and other disruptions caused by the pandemic, as we have not experienced any delinquencies in scheduled loan payments or received requests for payment deferrals from our borrowers due to the pandemic.

CFC has been able to maintain business continuity throughout the pandemic and has experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees while also providing for in- person collaboration at our headquarters in Loudoun County, Virginia, as we believe this working model allows CFC to provide the highest quality of service and deliver more effectively on our member-focused mission. Effective March 2, 2022, we lifted our mask requirement at CFC’s headquarters for vaccinated employees based on the CDC’s updated guidance and the COVID-19 Community Level low classification for Loudoun County at that time. We plan to continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and Virginia as they relate to Loudoun County and guidance provided by the CDC.

Although most health and safety restrictions in response to COVID-19 have been lifted, we cannot predict the potential future impact that the COVID-19 pandemic may have on our operations and financial performance, or the specific ways the pandemic may uniquely impact our members. We provide additional information on actions taken in response to the pandemic to protect the safety and health of our employees under “Item 1. Business—Human Capital Management” in this Report. We discuss the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity under “Item 1A. Risk Factors—Operations and Business Risks” in this Report.

Electric Cooperative Industry Trends and Developments

We believe there are emerging developments and trends in the electric cooperative sector that may present opportunities as well as challenges for our electric cooperative members. These trends include (i) expanded investments by some electric cooperatives to deploy broadband services to their members; (ii) inflation and supply chain disruptions; (iii) an increased focus on enhancing electric system resiliency and reliability; (iv) evolving relationships between some electric cooperative power supply systems and electric cooperative distribution systems to increase investments in renewable power supply; and (v) growing support of beneficial electrification strategies to reduce overall carbon emissions, while also providing benefits to cooperative members.

Expanded Investments to Deploy Broadband Services

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability, efficiency and cost savings, as fiber operations offers enhanced communication to monitor electric systems, identify outages and speed electric restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services, either directly or by partnering with local telecommunication companies and others, to the communities they serve. We are currently aware of 185 broadband projects by different CFC member cooperatives, and we financed or are financing 112 of these 185 broadband projects. Capital expenditures for the completion of these 185 broadband projects are expected to total approximately $9,632 million. We believe that the capital expenditures for the completion of the broadband projects that we financed or are financing will total approximately $3,985 million. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $1,647 million as of May 31, 2022, from approximately $854 million as of May 31, 2021. The three states with the largest CFC loans outstanding for broadband projects were Oklahoma, Indiana and Arkansas as of May 31, 2022, and broadband loans outstanding for these states totaled $205 million, $191 million and $155 million, respectively, as of this date. Many of these broadband projects are also financially supported by various states and the federal government, which reduces the credit risk for CFC and the investment risk for our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

Inflation and Supply Chain Disruptions

Many rural electric cooperatives are experiencing increasing cost in power supply, labor and materials. Power supply cost for many cooperatives is increasingly volatile based on natural gas and coal market pricing. For example, according to the Economic News Release from the U.S. Bureau of Labor Statistics published on July 13, 2022, the index for natural gas increased 38.4% over the last 12 months, the largest increase since the period ending October 2005. In addition to increasing material cost, supply chain disruptions have extended delivery times for utility hardware and are causing project timelines to be extended as well. Labor cost and competition for employees has increased for some cooperatives due to labor shortages.

Increased Focus on Enhancing Electric System Resiliency and Reliability

We have observed an increase in capital investments by electric cooperatives to proactively strengthen existing electric systems as well as replace systems in the aftermath of damages from recent weather-related incidents, including hurricanes and winter storms. We believe that the adverse impact on electric systems from weather-related incidents and wildfires has resulted in a heightened awareness by electric cooperatives of the need to focus attention on making infrastructure upgrades to improve both the resiliency and reliability of electric systems.

Evolving Cooperative Focus on Clean Energy Supply Investments

We also have observed that many electric power supply and electric distribution cooperatives are increasingly focused on efforts to identify potential opportunities to increase investments in renewable power supply and storage. This includes both on-balance sheet construction of renewable generation and off-balance sheet acquisition of renewable power through power purchase agreements. According to the NRECA, electric cooperatives more than tripled their renewable capacity from 3.9 gigawatts to more than 13 gigawatts from 2010 to 2021, including adding 1.4 gigawatts of renewable capacity in 2021 alone.

Growing Support for Beneficial Electrification

Rural electric cooperatives have become increasingly supportive of beneficial electrification, which refers to the replacement of fossil-fuel powered systems with electrical ones in a way that reduces overall emissions, while providing benefits to the environment and to households. The increased support among electric cooperatives reflects an expectation that beneficial electrification will result in increased sales, while also saving money for members and reducing carbon emission.

We believe the above trends and current investment priorities of our electric cooperative members will require reliable, affordable sources of funding and may result in a steady demand for capital from CFC.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,150 million over the next 12 months. On March 16, 2022, the Federal Open

Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC further raised the target range for the federal funds rate at each of its meetings held in May, June and July 2022, with the federal funds rate reaching a target range of 2.25% to 2.50%. The FOMC also signaled an expectation of ongoing increases in the federal funds rate at each of its remaining three meetings in 2022, and pointed to a consensus target rate of 3.40% by December 31, 2022, an increase from its March 2022 estimated target rate of 1.90%, due to an increase in inflation projections. The yield curve has flattened throughout 2022, was briefly inverted in late March 2022 and again in June and July 2022. The consensus market outlook for interest rates as of the second half of June 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining flat or inverted over the remainder of 2022. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income, reported net interest yield and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended May 31, 2022. However, we expect a slight increase in our adjusted net interest income over the next 12 months relative to the prior 12-month period ended May 31, 2022, due to an anticipated reduction in our derivative net periodic cash settlements expense as short-term interest rates rise.

We anticipate a slight decrease in our adjusted net income and adjusted TIER over the next 12 months. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, we expect that our adjusted debt-to-equity ratio will remain near the current level due to the anticipated loan growth. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP adjusted measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures or directional guidance for the most directly comparable GAAP measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of May 31, 2022. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on the 3-month LIBOR and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported adjusted debt-to-equity ratio.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies.”

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio—Current Methodology.”

Upon our adoption of CECL on June 1, 2020, we are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining life of the loans in our portfolio. The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the appropriate allowance for credit losses is discussed in “Note 1—Summary of Significant Accounting Policies.”

Key inputs, such as our historical loss data and third-party default data, that we use in determining the appropriate allowance for credit losses are more readily quantifiable, while other inputs, such as our internally assigned borrower risk ratings that are intended to assess a borrower’s capacity to meet its financial obligations and provide information on the probability of default, require more qualitative judgment. Degrees of imprecision exist in each of these inputs due in part to subjective judgments involved and an inherent lag in the data available to quantify current conditions and events that may affect our credit loss estimate.

Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. We perform an annual comprehensive review of each of our borrowers, following the receipt of the borrower’s annual audited financial statements, to reassess the borrower’s risk rating. In addition, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our Credit Risk Management Group and Corporate Credit Committee review and provide rigorous oversight and governance around our internally assigned risk ratings to ensure the ratings process is consistent. In addition, we engage third-party credit risk management experts to conduct an independent annual review of our risk rating system to validate its overall integrity. This review involves an evaluation of the accuracy and timeliness of individual risk ratings and the overall effectiveness of our risk-rating framework relative to the risk profile of our credit exposures. While we have a robust risk-rating process, changes in our borrower risk ratings may not always directly coincide with changes in the risk profile of an individual borrower due to the timing of the rating process and a potential lag in the receipt of information necessary to evaluate the impact of emerging developments and current conditions on the risk ratings of our borrower. Although our allowance for credit losses is sensitive to each key input, shifts in the credit risk ratings of our borrowers generally have the most notable impact on our allowance for credit losses.

Allowance for Credit Losses

Our allowance for credit losses and allowance coverage ratio decreased to $68 million and 0.22%, respectively, as of May 31, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The decrease in the allowance for credit losses of $18 million reflected a decrease in the collective and asset-specific allowance of $14 million and $4 million, respectively. We discuss the methodology used to estimate the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies.”

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

As discussed below in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 18 defaults in its 53-year history, and prior to Brazos and Brazos Sandy Creek we had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss experience serves as a more reliable estimate of loss severity than third-party data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

We generally consider nonperforming loans as well as loans that have been or are anticipated to be modified under a troubled debt restructuring for individual evaluation given the risk characteristics of such loans and establish an asset-specific allowance for these loans. The key assumptions in determining our asset-specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include measuring the amount and timing of future cash flows for individually evaluated loans that are not collateral-dependent and estimating the value of the underlying collateral for individually evaluated loans that are collateral-dependent.

The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or nature of the underlying key inputs used and assumptions used in measuring our allowance for credit losses during fiscal year 2022.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for credit losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for credit losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance of credit losses as of May 31, 2022.

•A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $3 million.
•A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $9 million.
•A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $13 million, while a one-notch upgrade would result in a decrease of approximately $14 million.

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

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as a critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in this Report. We provide additional information on the allowance for credit losses under the below section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between fiscal years 2022 and 2021. Following this section, we provide a discussion and analysis of material changes in amounts reported on our consolidated balance sheet as of May 31, 2022 and amounts reported as of May 31, 2021. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“2021 Form 10-K”) for a comparative discussion of our consolidated results of operations between fiscal year 2021 and the fiscal year ended May 31, 2020 (“fiscal year 2020”).

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

Table 2 presents average balances for fiscal years 2022, 2021 and 2020, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2022			2021			2020
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$25,974,724	$1,062,223	4.09%	$24,978,267	$1,051,524	4.21%	$23,890,577	$1,043,918	4.37%
Long-term variable-rate loans	749,131	16,895	2.26	645,819	14,976	2.32	891,541	31,293	3.51
Line of credit loans	2,148,197	46,887	2.18	1,626,092	35,596	2.19	1,718,364	55,140	3.21
Troubled debt restructuring (“TDR”) loans	9,528	735	7.71	10,328	790	7.65	11,238	836	7.44
Nonperforming loans	227,795	—	—	185,554	—	—	5,957	—	—
Other, net(2)	—	(1,448)	—	—	(1,381)	—	—	(1,304)	—
Total loans	29,109,375	1,125,292	3.87	27,446,060	1,101,505	4.01	26,517,677	1,129,883	4.26
Cash, time deposits and investment securities	762,489	15,951	2.09	796,566	15,096	1.90	866,013	21,403	2.47
Total interest-earning assets	$29,871,864	$1,141,243	3.82%	$28,242,626	$1,116,601	3.95%	$27,383,690	$1,151,286	4.20%
Other assets, less allowance for credit losses(3)	466,329			537,506			551,378
Total assets(3)	$30,338,193			$28,780,132			$27,935,068

Liabilities:
Commercial paper	$2,565,629	$11,086	0.43%	$2,189,558	$8,330	0.38%	$2,318,112	$45,713	1.97%
Other short-term borrowings	2,006,020	7,179	0.36	2,148,767	6,400	0.30	1,795,351	32,282	1.80
Short-term borrowings(4)	4,571,649	18,265	0.40	4,338,325	14,730	0.34	4,113,463	77,995	1.90
Medium-term notes	4,854,421	108,769	2.24	3,904,603	113,582	2.91	3,551,973	125,954	3.55
Collateral trust bonds	7,050,468	248,413	3.52	6,938,534	249,248	3.59	7,185,910	257,396	3.58
Guaranteed Underwriter Program notes payable	6,165,206	169,166	2.74	6,146,410	167,403	2.72	5,581,854	162,929	2.92
Farmer Mac notes payable	3,059,946	55,245	1.81	2,844,252	50,818	1.79	2,986,469	87,617	2.93
Other notes payable	6,774	155	2.29	10,246	241	2.35	17,586	671	3.82
Subordinated deferrable debt	986,407	51,541	5.23	986,209	51,551	5.23	986,035	51,527	5.23
Subordinated certificates	1,245,120	53,980	4.34	1,270,385	54,490	4.29	1,349,454	57,000	4.22
Total interest-bearing liabilities	$27,939,991	$705,534	2.53%	$26,438,964	$702,063	2.66%	$25,772,744	$821,089	3.19%
Other liabilities(3)	897,751			1,380,414			1,141,884
Total liabilities(3)	28,837,742			27,819,378			26,914,628
Total equity(3)	1,500,451			960,754			1,020,440
Total liabilities and equity(3)	$30,338,193			$28,780,132			$27,935,068

Net interest spread(5)			1.29%			1.29%			1.01%
Impact of non-interest bearing funding(6)			0.17			0.18			0.20
Net interest income/net interest yield(7)		$435,709	1.46%		$414,538	1.47%		$330,197	1.21%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,141,243	3.82%		$1,116,601	3.95%		$1,151,286	4.20%
Interest expense		705,534	2.53		702,063	2.66		821,089	3.19
Add: Net periodic derivative cash settlements interest expense(8)		101,385	1.21		115,645	1.28		55,873	0.55
Adjusted interest expense/adjusted average cost(9)		$806,919	2.89%		$817,708	3.09%		$876,962	3.40%
Adjusted net interest spread(7)			0.93%			0.86%			0.80%
Impact of non-interest bearing funding(6)			0.19			0.20			0.20
Adjusted net interest income/adjusted net interest yield(10)		$334,324	1.12%		$298,893	1.06%		$274,324	1.00%

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
(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $417 million, $363 million, and $537 million as of May 31, 2022, 2021 and 2020, respectively.
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
(7)Net interest yield is calculated based on net interest income for the period divided by total average interest-earning assets for the period.
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $8,406 million, $9,062 million and $10,180 million for fiscal years 2022, 2021 and 2020, respectively.
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
(10)Adjusted net interest yield is calculated based on adjusted net interest income for the period divided by total average interest-earning assets for the period.

Table 3 displays the change in net interest income between periods and the extent to which the variance for each category of interest-earning assets and interest-bearing liabilities is attributable to (i) changes in volume, which represents the change in the average balances of our interest-earning assets and interest-bearing liabilities or volume, and (ii) changes in the rate, which represents the change in the average interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2022 versus 2021			2021 versus 2020
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$10,699	$41,948	$(31,249)	$7,606	$47,527	$(39,921)
Long-term variable-rate loans	1,919	2,396	(477)	(16,317)	(8,625)	(7,692)
Line of credit loans	11,291	11,429	(138)	(19,544)	(2,961)	(16,583)
TDR loans	(55)	(61)	6	(46)	(68)	22
Other, net	(67)	—	(67)	(77)	—	(77)
Total loans	23,787	55,712	(31,925)	(28,378)	35,873	(64,251)
Cash, time deposits and investment securities	855	(646)	1,501	(6,307)	(1,716)	(4,591)
Total interest income	$24,642	$55,066	$(30,424)	$(34,685)	$34,157	$(68,842)

Interest expense:
Commercial paper	$2,756	$1,431	$1,325	$(37,383)	$(2,535)	$(34,848)
Other short-term borrowings	779	(425)	1,204	(25,882)	6,355	(32,237)
Short-term borrowings	3,535	1,006	2,529	(63,265)	3,820	(67,085)
Medium-term notes	(4,813)	27,629	(32,442)	(12,372)	12,504	(24,876)
Collateral trust bonds	(835)	4,021	(4,856)	(8,148)	(8,861)	713
Guaranteed Underwriter Program notes payable	1,763	512	1,251	4,474	16,479	(12,005)
Farmer Mac notes payable	4,427	3,854	573	(36,799)	(4,172)	(32,627)
Other notes payable	(86)	(82)	(4)	(430)	(280)	(150)
Subordinated deferrable debt	(10)	10	(20)	24	9	15
Subordinated certificates	(510)	(1,084)	574	(2,510)	(3,340)	830
Total interest expense	3,471	35,866	(32,395)	(119,026)	16,159	(135,185)

Net interest income	$21,171	$19,200	$1,971	$84,341	$17,998	$66,343

Adjusted net interest income:
Interest income	$24,642	$55,066	$(30,424)	$(34,685)	$34,157	$(68,842)
Interest expense	3,471	35,866	(32,395)	(119,026)	16,159	(135,185)
Net periodic derivative cash settlements interest expense(2)	(14,260)	(8,367)	(5,893)	59,772	(6,137)	65,909
Adjusted interest expense(3)	(10,789)	27,499	(38,288)	(59,254)	10,022	(69,276)
Adjusted net interest income	$35,431	$27,567	$7,864	$24,569	$24,135	$434
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

Reported Net Interest Income

Reported net interest income of $436 million for fiscal year 2022 increased $21 million, or 5%, from fiscal year 2021, driven by an increase in average interest-earning assets of $1,629 million, or 6%, partially offset by a decrease in the net interest yield of 1% (1 basis point) to 1.46%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during fiscal year 2022 was primarily attributable to growth in average total loans of $1,663 million, or 6%, from fiscal year 2021, driven by an increase in average long-term fixed-rate loans of $996 million and an increase in average line of credit loans of $522 million. The continued low interest rate environment presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest. The increase in average line of credit loans was mainly attributable to loan advances to one distribution member that experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes and loan advances to several CFC Texas-based power supply borrowers that were subject to elevated power costs during the February 2021 polar vortex.

•Net Interest Yield: The increase in the net interest yield of 1 basis point, or 1%, was primarily attributable to the combined impact of a decrease in the average yield on interest-earning assets of 13 basis points to 3.82% and a reduction in the benefit from non-interest bearing funding of 1 basis point to 0.17%, which were largely offset by a reduction in our average cost of borrowings of 13 basis points to 2.53%. The decreases in the average yield on interest-earning assets and our average cost of borrowings reflected the impact of the continued low interest rate environment during fiscal year 2022.

Adjusted Net Interest Income

Adjusted net interest income of $334 million for fiscal year 2022 increased $35 million, or 12%, from fiscal year 2021, driven by the combined impact of an increase in average interest-earning assets of $1,629 million, or 6%, and an increase in the adjusted net interest yield of 6 basis points, or 6%, to 1.12%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was driven by the growth in average total loans of $1,663 million, or 6%, from fiscal year 2021, primarily attributable to an increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 6 basis points, or 6%, reflected the favorable impact of a reduction in our adjusted average cost of borrowings of 20 basis points to 2.89%, which was partially offset by a decrease in the average yield on interest-earning assets of 13 basis points to 3.82%, both of which were attributable to the lower interest rate environment during fiscal year 2022.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $101 million for fiscal year 2022, compared with $116 million and $56 million for fiscal years 2021 and 2020.

The floating-rate payments on our interest rate swaps are typically based on 3-month LIBOR. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate began to increase during the second half of fiscal year 2022, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current fiscal year. In contrast, the 3-month LIBOR rate decreased during fiscal year 2021 resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the prior fiscal year.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio were $68 million and 0.22%, respectively, as of May 31, 2022. In comparison, our allowance for credit losses and allowance coverage ratio were $86 million and 0.30%, respectively, as of May 31, 2021.

We recorded a benefit for credit losses of $18 million for fiscal year 2022. In contrast, we recorded a provision for credit losses of $29 million for fiscal year 2021. The current fiscal year benefit was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during fiscal year 2022 related to Rayburn that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in our loans outstanding to Rayburn. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. In February 2022, Rayburn successfully completed a securitization transaction pursuant to this legislation to cover extraordinary costs and expenses incurred during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to ERCOT. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during fiscal year 2022 that reduced our loans outstanding to Rayburn to $167 million as of May 31, 2022, consisting of secured and unsecured loans outstanding of $151 million and $16 million, respectively. Loans outstanding to Rayburn totaled $379 million as of the prior fiscal year ended May 31, 2021, consisting of secured and unsecured loans outstanding of $167 million and $212 million, respectively.

The provision for credit losses of $29 million recorded for fiscal year 2021 reflected the allowance build due to the significant adverse financial impact on Brazos and Rayburn resulting from their exposure to elevated wholesale electric power supply costs during the February 2021 polar vortex.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology.” We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships, and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for fiscal years 2022, 2021 and 2020.

Table 4: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Non-interest income components:
Fee and other income	$17,193	$18,929	$22,961
Derivative gains (losses)	456,482	506,301	(790,151)
Investment securities gains (losses)	(30,179)	1,495	9,431
Total non-interest income (loss)	$443,496	$526,725	$(757,759)

The significant variance in non-interest income between fiscal years was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an unfavorable shift in unrealized investment securities gains of $32 million for the current fiscal year compared with the prior fiscal year. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

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
On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving note purchase agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of May 31, 2022 or May 31, 2021.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for fiscal years 2022, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(101,385)	$(115,645)	$(55,873)
Derivative forward value gains (losses)	557,867	621,946	(734,278)
Derivative gains (losses)	$456,482	$506,301	$(790,151)

We recorded derivative gains of $456 million for fiscal year 2022, attributable to increases in interest rates across the entire swap curve during the period. In contrast, we recorded derivative gains of $506 million for fiscal year 2021, driven by pronounced increases in medium- and longer-term swap rates, namely five-year to 30-year swap rates.

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

Derivative Cash Settlements

As indicated in Table 5 above, and discussed above under “Consolidated Results of Operations—Net Interest Income—Adjusted Net Interest Income,” we recorded net periodic derivative cash settlements interest expense of $101 million in fiscal year 2022, compared with $116 million for fiscal year 2021. The 3-month LIBOR rate began to increase during the second half of fiscal year 2022, resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current fiscal year. In contrast, the 3-month LIBOR rate decreased during fiscal year 2021, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the prior fiscal year.

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 75% and 73% of the outstanding notional amount of our derivative portfolio as of May 31, 2022 and 2021, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Year Ended May 31,
	2022			2021			2020
	Average	Weighted-		Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$6,145,318	2.61%	0.36%	$6,566,734	2.73%	0.27%	$7,092,961	2.82%	1.91%
Receive-fixed swaps	2,260,663	1.01	2.82	2,494,890	1.03	2.78	3,086,705	2.62	2.64
Total	$8,405,981	2.18%	1.03%	$9,061,624	2.26%	0.96%	$10,179,666	2.76%	2.13%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of both May 31, 2022 and 2021.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of May 31, 2022, 2021, 2020 and 2019.

Table 7: Comparative Swap Curves

Comparative Swap Curves
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
2.89%
2.86%
2.93%
2.85%
2.50%
1.98%
1.92%
2.09%
2.30%
2.00%
1.61%
1.56%
0.88%
0.34%
0.25%
0.64%
0.94%
0.13%
0.23%
0.36%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
May 31, 2022
May 31, 2021
May 31, 2020
May 31, 2019

                                                                    ____________________________
Benchmark rates obtained from Bloomberg.

See “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations in fiscal years 2022, 2021 and 2020.

Table 8: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Non-interest expense components:
Salaries and employee benefits	$(51,863)	$(55,258)	$(54,522)
Other general and administrative expenses	(43,323)	(39,447)	(46,645)
Operating expenses	(95,186)	(94,705)	(101,167)
Losses on early extinguishment of debt	(754)	(1,456)	(683)
Other non-interest expense	(1,552)	(1,619)	(25,588)
Total non-interest expense	$(97,492)	$(97,780)	$(127,438)

Non-interest expense of $97 million for fiscal year 2022 decreased slightly from fiscal year 2021, as the decrease in salaries and employee benefits and lower losses on the early extinguishment of debt, were largely offset by an increase in other general and administrative expenses as we resumed business travel and in-person corporate meetings and events that were cancelled during the prior fiscal year due to the pandemic.

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

We recorded a net income attributable to noncontrolling interests of $3 million for fiscal year 2022. In comparison, we recorded a net income attributable to noncontrolling interests of $2 million for fiscal years 2021 and a net loss attributable to noncontrolling interests of $4 million for fiscal year 2020.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $1,613 million, or 5%, in fiscal year 2022 to $31,251 million as of May 31, 2022, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $871 million, or 3%, to $29,109 million as of May 31, 2022, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $742 million to $2,142 million as of May 31, 2022, attributable to our reported net income of $799 million for the current fiscal year, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

Below is a discussion of changes in the major components of our assets and liabilities during fiscal year 2022. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in this Report.

Loans Outstanding

Table 9 presents loans outstanding by legal entity, member class and loan product type as of May 31, 2022 and 2021.

Table 9: Loans—Outstanding Amount by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2022		2021
Member class:	Amount	% of Total	Amount	% of Total	Change
CFC:
Distribution	$23,844,242	79%	$22,027,423	78%	$1,816,819
Power supply	4,901,770	17	5,154,312	18	(252,542)
Statewide and associate	126,863	—	106,121	—	20,742
CFC	28,872,875	96	27,287,856	96	1,585,019
NCSC	710,878	2	706,868	3	4,010
RTFC	467,601	2	420,383	1	47,218
Total loans outstanding(1)	30,051,354	100%	28,415,107	100%	1,636,247
Deferred loan origination costs—CFC(2)	12,032	—	11,854	—	178
Loans to members	$30,063,386	100%	$28,426,961	100%	$1,636,425

Loan type:
Long-term loans:
Fixed-rate	$26,952,372	90%	$25,514,766	90%	$1,437,606
Variable-rate	820,201	2	658,579	2	161,622
Total long-term loans	27,772,573	92	26,173,345	92	1,599,228
Line of credit loans	2,278,781	8	2,241,762	8	37,019
Total loans outstanding(1)	30,051,354	100%	28,415,107	100%	1,636,247
Deferred loan origination costs—CFC(2)	12,032	—	11,854	—	178
Loans to members	$30,063,386	100%	$28,426,961	100%	$1,636,425
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loans to members totaled $30,063 million and $28,427 million as of May 31, 2022 and 2021, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both May 31, 2022 and 2021, and long-term fixed-rate loans accounted for 90% of loans to members as of both May 31, 2022 and 2021. The increase in loans to members of $1,636 million, or 6%, from May 31, 2021, was attributable to net increases in long-term and line of credit loans of $1,599 million and $37 million, respectively. We experienced increases in CFC distribution loans, CFC statewide and associate loans, NCSC loans and RTFC loans of $1,817 million, $21 million, $4 million and $47 million, respectively, and a decrease in CFC power supply loans of $253 million.

Long-term loan advances totaled $3,386 million during fiscal year 2022, of which approximately 80% was provided to members for capital expenditures and 18% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. In comparison, long-term loan advances totaled $2,514 million during fiscal year 2021, of which approximately 86% was provided to members for capital expenditures and 8% was provided for the refinancing of loans made by other lenders. Of the $3,386 million total long-term loans advanced during fiscal year 2022, $2,911 million were fixed-rate loan advances with a weighted average fixed-rate term of 23 years.

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability and efficiency, as fiber operations offers enhanced communication to monitor electric systems, identify outages and speed electric restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services, either directly or by partnering with local telecommunication companies and others, to the communities they serve. Aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $1,647 million as of May 31, 2022, from approximately $854 million as of May 31, 2021. Many of these broadband projects are also financially supported by various states and the federal government, which reduces the credit risk for CFC and our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk” in this Report. Also refer to “Item 1. Business—Loan and Guarantee Programs” and “Note 4—Loans” in this Report for addition information on our loans to members.”

Loans—Retention Rate

Long-term fixed-rate loans accounted for 90% as of both May 31, 2022 and 2021 of our loans to members of $30,063 million and $28,427 million, respectively. Borrowers that select a fixed rate on a loan advance under a long-term loan facility have the option of choosing a term on the advance between one year and the final maturity date of the loan. At the expiration of a selected fixed-rate term, or the repricing date, borrowers have the option of: (i) selecting CFC’s current long-term fixed rate for a term ranging from one year up to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

The continued low interest rate environment over the last several years presented an opportunity for our members to obtain new long-term loan advances at a lower fixed-to-maturity interest rate or lock in a lower fixed interest rate to maturity at the repricing date on existing outstanding long-term loan advances. Because many of our members have locked in at or near historic low interest rates on outstanding loan advances for extended terms, the amount of long-term fixed-rate loans that repriced during each fiscal year over the last five fiscal years has gradually decreased, from $987 million in fiscal year 2017 to $379 million in fiscal year 2022. Long-term fixed-rate loans scheduled to reprice over the next 12 months totaled $338 million as of May 31, 2022, and long-term fixed-rate loans scheduled to reprice over the subsequent five fiscal years through the fiscal year ended May 31, 2027 totaled $1,584 million as of May 31, 2022, representing an average of $317 million per fiscal year.

CFC’s long-term fixed-rate loans that repriced in accordance with our standard loan repricing provisions totaled $379 million during fiscal year 2022. Of this total, $361 million, or 95%, was retained and the remaining amount was repaid. The average annual retention rate, calculated based on the election made by the borrower at the repricing date, was 97% for CFC loans that repriced during each of the three fiscal years ended May 31, 2022.

Debt

We utilize both short-term borrowings and long-term debt as part of our funding strategy and asset/liability interest rate risk management. We seek to maintain diversified funding sources, including our members, affiliates, the capital markets and other funding sources, across products, programs and markets to manage funding concentrations and reduce our liquidity or debt rollover risk. Our funding sources include a variety of secured and unsecured debt securities in a wide range of maturities to our members, affiliates, the capital markets and other funding sources.

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
(6)Members’ subordinated certificates consist of membership subordinated certificates, loan and guarantee certificates and member capital securities, and are subordinated and junior to senior debt, subordinated debt and debt obligations we guarantee. Membership subordinated certificates generally mature 100 years subsequent to issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates also may amortize annually based on the outstanding loan balance. Member capital securities mature 30 years subsequent to issuance. Member capital securities are callable at par beginning either five or 10 years subsequent to the issuance and anytime thereafter.

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2022 and 2021. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2022		2021
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Change
Debt product type:
Commercial Paper:
Members, at par	$1,358,069	0.92%	$1,124,607	0.14%	$233,462
Dealer, net of discounts	1,024,813	0.96	894,977	0.16	129,836
Total commercial paper	2,382,882	0.94	2,019,584	0.15	363,298
Select notes to members	1,753,441	1.11	1,539,150	0.30	214,291
Daily liquidity fund notes to members	427,790	0.80	460,556	0.08	(32,766)
Securities sold under repurchase agreements	—	—	200,115	0.30	(200,115)
Medium-term notes:
Members, at par	667,451	1.43	595,037	1.28	72,414
Dealer, net of discounts	5,241,687	2.20	3,923,385	2.31	1,318,302
Total medium-term notes	5,909,138	2.11	4,518,422	2.17	1,390,716
Collateral trust bonds	6,848,490	3.17	7,191,944	3.15	(343,454)
Guaranteed Underwriter Program notes payable	6,105,473	2.69	6,269,303	2.76	(163,830)
Farmer Mac notes payable	3,094,679	2.33	2,977,909	1.68	116,770
Other notes payable	4,714	1.80	8,236	1.68	(3,522)
Subordinated deferrable debt	986,518	5.11	986,315	5.11	203
Members’ subordinated certificates:
Membership subordinated certificates	628,603	4.95	628,594	4.95	9
Loan and guarantee subordinated certificates	365,388	2.88	386,896	2.89	(21,508)
Member capital securities	240,170	5.00	239,170	5.00	1,000
Total members’ subordinated certificates	1,234,161	4.35	1,254,660	4.32	(20,499)
Total debt outstanding	$28,747,286	2.54%	$27,426,194	2.42%	$1,321,092

Security type:
Secured debt	56%		61%
Unsecured debt	44		39
Total	100%		100%

Funding source:
Members	19%		18%
Private placement:
Guaranteed Underwriter Program notes payable	21		23
Farmer Mac notes payable	11		11
Total private placement	32		34
Capital markets	49		48
Total	100%		100%

Interest rate type:
Fixed-rate debt	77%		77%
Variable-rate debt	23		23
Total	100%		100%

Interest rate type including the impact of swaps:
Fixed-rate debt(1)	91%		93%
Variable-rate debt(2)	9		7
Total	100%		100%

Maturity classification:(3)
Short-term borrowings	17%		17%
Long-term and subordinated debt(4)	83		83
Total	100%		100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,321 million, or 5%, to $28,747 million as of May 31, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,025 million as of May 31, 2022 was within our quarter-end target range of $1,000 million and $1,500 million.

Below is a summary of significant financing activities during fiscal year 2022:

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
•On October 18, 2021, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.000%, due on October 18, 2024, and $350 million aggregate principal amount of dealer medium-term notes at a variable rate based on SOFR plus 0.33%, due on October 18, 2024.
•In October 2021, November 2021, January 2022 and May 2022, we borrowed $250 million, $200 million, $170 million, and $100 million respectively, under the Farmer Mac revolving note purchase agreement.
•In November 2021 and February 2022, we borrowed $200 million and $250 million, respectively, under the Guaranteed Underwriter Program.
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
•On February 7, 2022, we issued $500 million aggregate principal amount of 2.75% Collateral Trust Bonds due April 15, 2032.
•On March 25, 2022, we early redeemed all $450 million of our 2.40% of Collateral Trust Bonds due April 25, 2022.
•On May 4, 2022, we issued $300 million aggregate principal amount of dealer medium-term notes at a fixed rate of 3.450%, due June 15, 2025.
•On May 9, 2022, we issued $100 million aggregate principal amount of dealer medium-term notes at a fixed rate of 3.859%, due June 15, 2029.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays member debt outstanding, by product type, as of May 31, 2022 and 2021.

Table 12: Member Investments

	May 31,				Change
	2022		2021
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,358,069	57%	$1,124,607	56%	$233,462
Select notes	1,753,441	100	1,539,150	100	214,291
Daily liquidity fund notes	427,790	100	460,556	100	(32,766)
Medium-term notes	667,451	11	595,037	13	72,414
Members’ subordinated certificates	1,234,161	100	1,254,660	100	(20,499)
Total member investments	$5,440,912		$4,974,010		$466,902

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 19% and 18% of total debt outstanding as of May 31, 2022 and 2021, respectively. Over the last three fiscal years, our member investments have averaged $5,173 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $4,981 million as of May 31, 2022, from $4,582 million as of May 31, 2021, primarily due to an increase in short-term member investments, and accounted for 17% of total debt outstanding as of each respective date. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under our Farmer Mac revolving note purchase agreement. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Our subordinated deferrable debt and members’ subordinated certificates have original contractual maturity terms of greater than one year.

Long-term and subordinated debt of $23,766 million and $22,844 million as of May 31, 2022 and 2021, respectively, accounted for 83% of total debt outstanding as of each respective date. We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 13 presents the components of total CFC equity and total equity as of May 31, 2022 and 2021.

Table 13: Equity

	May 31,		Change
(Dollars in thousands)	2022	2021
Equity components:
Membership fees and educational fund:
Membership fees	$970	$968	$2
Educational fund	2,417	2,157	260
Total membership fees and educational fund	3,387	3,125	262
Patronage capital allocated	954,988	923,970	31,018
Members’ capital reserve	1,062,286	909,749	152,537
Total allocated equity	2,020,661	1,836,844	183,817
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value losses(1)	(461,162)	(1,079,739)	618,577
Year-to-date derivative forward value gains(1)	553,525	618,577	(65,052)
Period-end cumulative derivative forward value gains (losses)(1)	92,363	(461,162)	553,525
Other unallocated net loss	(709)	(709)	—
Unallocated net income (loss)	91,654	(461,871)	553,525
CFC retained equity	2,112,315	1,374,973	737,342
Accumulated other comprehensive income (loss)	2,258	(25)	2,283
Total CFC equity	2,114,573	1,374,948	739,625
Noncontrolling interests	27,396	24,931	2,465
Total equity	$2,141,969	$1,399,879	$742,090
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

The increase in total equity of $742 million to $2,142 million as of May 31, 2022 was attributable to our reported net income of $799 million for fiscal year 2022, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-up capital and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital. Pursuant to these provisions, the CFC Board of Directors is required to make annual allocations of net earnings, if any. CFC’s net earnings for determining allocations is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In May 2022, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2022 to the cooperative educational fund. In July 2022, the CFC Board of Directors authorized the allocation of fiscal year 2022 adjusted net income follows: $89 million to members in the form of patronage capital and $153 million to the members’ capital reserve. In July 2022, the CFC Board of Directors also authorized the retirement of patronage capital totaling $59 million, of which $44 million represented 50% of the patronage capital allocation for fiscal year 2022 and $15 million represented the portion of the allocation from fiscal year 1997 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $59 million to members in cash in the second quarter of fiscal year 2023. The remaining portion of the patronage capital allocation for fiscal year 2022 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2021, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2021 to the cooperative educational fund. In July 2021 the CFC Board of Directors authorized the allocation of fiscal year 2021 adjusted net income as follows: $90 million to members in the form of patronage capital and $102 million to the members’ capital reserve. In July 2021, the CFC Board of Directors also authorized the retirement of patronage capital totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021 and $13 million represented the portion of the allocation from fiscal year 1996 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2021. The remaining portion of the patronage capital allocation for fiscal year 2021 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 42 of the last 43 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws.

ENTERPRISE RISK MANAGEMENT

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

Risk-Management Framework

Our Enterprise Risk Management (“ERM”) framework consists of a defined policy and process for measuring, assessing and responding to key risks in alignment with CFC’s mission and CFC’s Board of Director’s strategic objectives. The board of directors has responsibility for the oversight and strategic direction of the ERM framework and has adopted a comprehensive risk-management policy that describes the roles and responsibilities of the board and management within this framework for identifying and managing risks. In fulfilling its risk-management oversight duties, the board of directors receives periodic reports on business activities and risk-management activities from management. Throughout the year at its periodic meetings, the CFC Board of Directors reviews important trends and emerging developments across key risks as assessed, measured and evaluated by management. The board also establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. For additional information about the role of the CFC Board of Directors in risk governance and oversight, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Management is primarily accountable for execution of the ERM responsibilities and daily management of the risks associated with our business. Management executes its responsibility by establishing processes for identifying, measuring, assessing, managing, monitoring and reporting risks. Management also is responsible for establishing and maintaining internal controls to mitigate key risks. We have a number of management-level risk oversight committees across the organization and groups within the organization that have a defined set of authorities and responsibilities specific to one or more risk types, including the Corporate Credit Committee, Asset Liability Committee, Investment Management Committee, and Disclosure Committee. Management provides reports to the board of directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing risk at CFC given the ERM framework; management’s responses for the critical business risks identified during the risk assessment process and the status of any gaps or deficiencies; and CFC’s risk profile and trends, as well as emerging risks and opportunities.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. As a member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. Loans outstanding to electric utility organizations totaled $29,584 million and $27,995 million as of May 31, 2022 and 2021, respectively, representing 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 90% of total loans outstanding as of both May 31, 2022 and 2021.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, distribution and power supply borrowers also are required to set rates charged to customers to achieve certain specified financial ratios. Table 14 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of May 31, 2022 and 2021. Of our total loans outstanding, 93% were secured as of both May 31, 2022 and 2021.

Table 14: Loans—Loan Portfolio Security Profile

	May 31, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$22,405,486	94%	$1,438,756	6%	$23,844,242
Power supply	4,455,098	91	446,672	9	4,901,770
Statewide and associate	83,759	66	43,104	34	126,863
Total CFC	26,944,343	93	1,928,532	7	28,872,875
NCSC	689,887	97	20,991	3	710,878
RTFC	454,985	97	12,616	3	467,601
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354

Loan type:
Long-term loans:
Fixed-rate	$26,731,763	99%	$220,609	1%	$26,952,372
Variable-rate	817,866	100	2,335	—	820,201
Total long-term loans	27,549,629	99	222,944	1	27,772,573
Line of credit loans	539,586	24	1,739,195	76	2,278,781
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354

	May 31, 2021
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$20,702,657	94%	$1,324,766	6%	$22,027,423
Power supply	4,458,311	86	696,001	14	5,154,312
Statewide and associate	88,004	83	18,117	17	106,121
Total CFC	25,248,972	93	2,038,884	7	27,287,856
NCSC	662,782	94	44,086	6	706,868
RTFC	399,717	95	20,666	5	420,383
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

Loan type:
Long-term loans:
Fixed-rate	$25,278,805	99%	$235,961	1%	$25,514,766
Variable-rate	655,675	100	2,904	—	658,579
Total long-term loans	25,934,480	99	238,865	1	26,173,345
Line of credit loans	376,991	17	1,864,771	83	2,241,762
Total loans outstanding(1)	$26,311,471	93	$2,103,636	7	$28,415,107

____________________________
(1)Represents the unpaid principal balance, net of charge-offs and recoveries of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both May 31, 2022 and 2021.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk, and loans outstanding to electric utility organizations totaled $29,584 million and $27,995 million as of May 31, 2022 and 2021, respectively, representing 98% and 99% of our total loans outstanding of each respective date.

Single-Obligor Concentration

Table 15 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of May 31, 2022 and 2021. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of May 31, 2022. In comparison, our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both May 31, 2022 and 2021.

Table 15: Loans—Loan Exposure to 20 Largest Borrowers

	May 31,
	2022		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,929,160	13%	$3,312,571	12%
Power supply	2,095,640	7	2,665,771	9
Total CFC	6,024,800	20	5,978,342	21
NCSC	195,001	1	203,392	1
Total loan exposure to 20 largest borrowers	6,219,801	21	6,181,734	22
Less: Loans covered under Farmer Mac standby purchase commitment	(316,367)	(1)	(308,580)	(1)
Net loan exposure to 20 largest borrowers	$5,903,434	20%	$5,873,154	21%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $493 million and $512 million as of May 31, 2022 and 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $316 million and $309 million as of May 31, 2022 and 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS, which totaled $131 million and $139 million as of May 31, 2022 and 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 883 and 892 as of May 31, 2022 and 2021, respectively, located in 49 states and the District of Columbia. Of the 883 and 892 borrowers with loans outstanding as of May 31, 2022 and 2021, respectively, 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 and 67 borrowers with loans outstanding as of May 31, 2022 and 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $5,104 million and $4,878 million as of May 31, 2022 and 2021, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $163 million and $172 million as of May 31, 2022 and 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date. Of the 49 electric power supply borrowers with loans outstanding as of May 31, 2022, eight were located in Texas.

Table 16 provides a breakdown, by state or U.S. territory, of the total number of borrowers with loans outstanding as of May 31, 2022 and 2021 and the outstanding loan exposure to borrowers in each jurisdiction as a percentage of total loans outstanding of $30,051 million and $28,415 million as of May 31, 2022 and 2021, respectively.

Table 16: Loans—Loan Geographic Concentration

	May 31,
	2022		2021
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Alabama	21	2.37%	24	2.28%
Alaska	16	3.29	16	3.48
Arizona	11	0.95	11	0.80
Arkansas	21	2.42	20	2.21
California	4	0.12	4	0.12
Colorado	27	5.53	27	5.70
Delaware	3	0.26	3	0.31
District of Columbia	1	0.10	—	—
Florida	19	3.65	18	3.84
Georgia	45	5.33	45	5.42
Hawaii	2	0.32	2	0.36
Idaho	10	0.41	11	0.40
Illinois	32	3.23	31	3.22
Indiana	40	3.67	39	3.21
Iowa	35	2.31	34	2.32
Kansas	28	3.78	29	4.13
Kentucky	23	2.47	23	2.65
Louisiana	8	2.49	9	1.95
Maine	3	0.07	3	0.08
Maryland	2	1.48	2	1.56
Massachusetts	1	0.20	1	0.21
Michigan	11	1.70	11	1.32
Minnesota	46	2.16	48	2.38
Mississippi	21	1.86	20	1.58
Missouri	44	5.65	46	5.65
Montana	23	0.80	25	0.77
Nebraska	9	0.10	12	0.10
Nevada	8	0.82	8	0.80
New Hampshire	2	0.36	2	0.30
New Jersey	2	0.07	2	0.06
New Mexico	12	0.17	13	0.20
New York	13	0.42	13	0.43
North Carolina	26	2.85	28	3.08
North Dakota	16	2.83	14	2.90
Ohio	27	2.10	27	2.18
Oklahoma	25	3.18	27	3.40
Oregon	19	1.24	19	1.27
Pennsylvania	15	1.75	16	1.78
Rhode Island	1	0.03	1	0.02
South Carolina	23	2.80	24	2.77
South Dakota	29	0.67	29	0.64
Tennessee	17	0.78	16	0.71
Texas	68	17.01	67	17.17
Utah	4	0.78	4	0.92
Vermont	5	0.16	5	0.18
Virginia	17	1.38	17	1.08
Washington	10	1.02	10	1.12
West Virginia	2	0.03	2	0.04
Wisconsin	24	1.79	23	1.82
Wyoming	12	1.04	11	1.08
Total	883	100.00%	892	100.00%

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2022.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. Table 17 presents the outstanding amount of modified loans accounted for as TDRs in prior periods, by member class, and the performance status of these loans as of May 31, 2022 and 2021.
Table 17: Loans—Troubled Debt Restructured Loans

	May 31,
	2022			2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount(1)	% of Total Loans Outstanding
TDR loans:
CFC—Distribution	1	$5,092	0.02%	1	$5,379	0.02%
RTFC	1	4,092	0.01	1	4,592	0.02
Total TDR loans	2	$9,184	0.03%	2	$9,971	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,184	0.03%	2	$9,971	0.04%
Total TDR loans	2	$9,184	0.03%	2	$9,971	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We had TDR loans outstanding to two borrowers totaling $9 million and $10 million as of May 31, 2022 and 2021, respectively, consisting of loan modifications to a CFC electric distribution borrower and an RTFC telecommunications borrower, which at the time of the modification, were experiencing financial difficulty. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of May 31, 2022 and 2021. We did not have any TDR loans classified as nonperforming as of May 31, 2022 or May 31, 2021. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. Table 18 presents the outstanding balance of nonperforming loans, by member class, as of May 31, 2022 and 2021.

Table 18: Loans—Nonperforming Loans

	May 31,
	2022			2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply(2)	3	$227,790	0.76%	2	$228,312	0.81%
RTFC	—	—	—	2	9,185	0.03
Total nonperforming loans	3	$227,790	0.76%	4	$237,497	0.84%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million in letters of credit outstanding to Brazos as of May 31, 2021.

We had loans to three borrowers totaling $228 million classified as nonperforming as of May 31, 2022. In comparison, we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of May 31, 2022 and 2021, respectively. The reduction in nonperforming loans of $9 million during the current fiscal year was due in part to our receipt of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million during the second quarter of fiscal year 2022. In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments of $29 million during the current fiscal year, which reduced the balance of this loan to $114 million as of May 31, 2022, from $143 million as of May 31, 2021. These reductions were partially offset by the classification during the fourth quarter of fiscal year 2022 of the $28 million loan outstanding to Brazos Sandy Creek as nonperforming following its bankruptcy filing, as discussed below.

Loans outstanding to Brazos, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million and $85 million of our total nonperforming loans as of May 31, 2022 and 2021, respectively. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were delinquent as of each respective date.

On March 18, 2022, Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed, and the Chapter 7 Trustee has been approved by the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of May 31, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, was classified as nonperforming during the fourth quarter of fiscal year 2022. Brazos Sandy Creek’s loan outstanding of $28 million was delinquent as of May 31, 2022 and on nonaccrual status as of this date. Aggregate loans outstanding to Brazos and Brazos Sandy Creek totaled $114 million as of May 31, 2022, of which $49 million were secured and $65 million were unsecured.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan charge-offs during fiscal years 2022, 2021 or 2020. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

In our 53-year history, we have experienced only 18 defaults in our electric utility loan portfolio, which includes our most recent defaults by Brazos and Brazos Sandy Creek due to their bankruptcy filing in March 2021 and March 2022, respectively. Of the 16 defaults prior to Brazos and Brazos Sandy Creek, one remains unresolved with an expected ultimate resolution date in calendar year 2025, nine resulted in no loss and six resulted in cumulative net charge-offs of $86 million. Of this amount, $67 million was attributable to five electric power supply cooperatives and $19 million was attributable to one electric distribution cooperative. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

In comparison, since inception in 1987, we have experienced 15 defaults and cumulative net charge-offs of $427 million in our telecommunications loan portfolio, the most significant of which was a charge-off of $354 million in fiscal year 2011.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies’ credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in determining our allowance for credit losses.

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

Criticized loans decreased by $392 million to $494 million as of May 31, 2022, from $886 million as of May 31, 2021, representing approximately 2% and 3% of total loans outstanding as of each respective date. The decrease in criticized loans was primarily attributable to positive developments during the third quarter of fiscal year 2022 related to Rayburn that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in loans outstanding to Rayburn. Loans outstanding to Rayburn totaled $167 million as of May 31, 2022, and Rayburn’s borrower risk rating was in the pass category. In comparison, loans outstanding to Rayburn totaled $379 million as of May 31, 2021, and Rayburn’s borrower risk rating was in the criticized category.

In February 2022, Rayburn successfully completed a securitization transaction to cover extraordinary costs and expenses incurred during the February 2021 polar vortex pursuant to a financing program enacted into law by Texas in June 2021 for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to ERCOT. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the criticized category. In addition, we received loan payments from Rayburn during the third quarter of fiscal year 2022 that reduced loans outstanding to Rayburn to $167 million as of May 31, 2022, from $379 million as of May 31, 2021. Rayburn was current on all of its debt obligations to us as of the date of this Report. Also, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2022. In comparison, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due to us as of May 31, 2021. As discussed above under “Nonperforming Loans,” Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court and Brazos Sandy Creek’s loan outstanding of $28 million was delinquent as of May 31, 2022 and on nonaccrual status as of this date, as a result of its bankruptcy filing.

We provide additional information on our borrower risk rating classifications, including the amount of loans outstanding in each of the criticized loan categories of special mention, substandard and doubtful, in “Note 1—Summary of Significant
Accounting Policies” and “Note 4—Loans” in this Report.

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

Table 19 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of May 31, 2022 and 2021 and the allowance components as of each date.

Table 19: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	May 31,
	2022			2021
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)
Member class:
CFC:
Distribution	$23,844,242	$15,781	0.07%	$22,027,423	$13,426	0.06%
Power supply	4,901,770	47,793	0.98	5,154,312	64,646	1.25
Statewide and associate	126,863	1,251	0.99	106,121	1,391	1.31
Total CFC	28,872,875	64,825	0.22	27,287,856	79,463	0.29
NCSC	710,878	1,449	0.20	706,868	1,374	0.19
RTFC	467,601	1,286	0.28	420,383	4,695	1.12
Total	$30,051,354	$67,560	0.22	$28,415,107	$85,532	0.30

Allowance components:
Collective allowance	$29,814,380	$28,876	0.10%	$28,167,639	$42,442	0.15%
Asset-specific allowance	236,974	38,684	16.32	247,468	43,090	17.41
Total	$30,051,354	$67,560	0.22	$28,415,107	$85,532	0.30

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$227,790		29.66%	$237,497		36.01%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period-end. Excludes unamortized deferred loan origination costs of $12 million as of both May 31, 2022 and 2021.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period-end divided by the related loans outstanding at period-end.
(3)Calculated based on the total allowance for credit losses at period-end divided by loans outstanding classified as nonperforming and on nonaccrual status at period-end.

Our allowance for credit losses and allowance coverage ratio decreased to $68 million and 0.22%, respectively, as of May 31, 2022, from $86 million and 0.30% respectively, as of May 31, 2021. The $18 million decrease in the allowance for credit losses reflected a decrease in the collective and asset-specific allowance of $14 million and $4 million, respectively. The collective allowance decrease of $14 million was attributable to an improvement in Rayburn’s credit risk profile following the successful completion by Rayburn of a securitization transaction in February 2022 to cover extraordinary costs and expenses incurred during the February 2021 polar vortex and subsequent payment in full of its obligations to ERCOT and a significant reduction in loans outstanding to Rayburn due to payments received from Rayburn during fiscal year 2022. The asset-specific allowance decrease of $4 million stemmed from the combined impact of the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022 and the decrease of an asset-specific allowance for a nonperforming CFC power supply borrower, attributable to loan payments received on this loan, partially offset by the addition of an asset-specific allowance for Brazos Sandy Creek, due to its bankruptcy filing, as discussed above under “Nonperforming Loans.”

As a result of Rayburn’s payment in full of its February 2021 polar vortex-related outstanding obligations to ERCOT, we believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses” and provide information on the management judgment and uncertainties involved in our determining the allowance for credit losses in above section “Critical Accounting Estimates—Allowance for Credit Losses” of this Report. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $154 million and $600 million, respectively, as of May 31, 2022. The primary credit exposure associated with investments held in our investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

We provide additional information on the holdings in our investment securities portfolio below under “Liquidity Risk—Investment Securities Portfolio” and in “Note 3—Investment Securities.”

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest-rate swap contracts. We generally engage in OTC derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. We are exposed to the risk that an individual derivative counterparty will default on payments due to us, which we may not be able to collect or which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement.

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 and Aa2 to Baa2 by Moody’s as of May 31, 2022 and 2021, respectively, and from AA- to A- by S&P as of both May 31, 2022 and 2021. The total outstanding notional amount of derivatives with these counterparties was $8,062 million and $8,979 million as of May 31, 2022 and 2021, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both May 31, 2022 and 2021.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. As indicated in “Note 10—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets,” our outstanding derivatives, at the individual counterparty level, were in a net gain position of $94 million as of May 31, 2022. In comparison, our outstanding derivatives, at the individual counterparty level, were in a net loss position of $464 million as of May 31, 2021; as such, we did not have exposure to credit loss on our outstanding derivatives as of this date.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 10—Derivative Instruments and Hedging Activities.”

See “Item 1A. Risk Factors” in this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 20 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities as of May 31, 2022 and 2021.

Table 20: Available Liquidity

	May 31,
	2022			2021
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$154	$—	$154	$295	$—	$295
Debt securities investment portfolio(1)	566	—	566	576	—	576
Total cash and investment debt securities	720	—	720	871	—	871
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,725	3	2,722
Guaranteed Underwriter Program committed facilities—secured(3)	8,723	7,648	1,075	8,173	7,198	975
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(4)	5,500	$3,095	2,405	5,500	2,978	2,522
Total committed credit facilities	16,823	10,746	6,077	16,398	10,179	6,219
Total available liquidity	$17,543	$10,746	$6,797	$17,269	$10,179	$7,090
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period-end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity. We had investment-grade corporate debt securities with an aggregate fair value of $211 million as of May 31, 2021 that we transferred and pledged as collateral in short-term repurchase transactions.
(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both May 31, 2022 and 2021, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, our liquidity management framework includes monitoring our liquidity and funding positions on an ongoing basis and assessing our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal payment amounts, as well as our continued ability to access the private placement and capital markets.

Liquidity Risk Assessment

We utilize several measures to assess our liquidity risk and ensure we have adequate coverage to meet our liquidity needs. Our primary liquidity measures indicate the extent to which we have sufficient liquidity to cover the payment of scheduled debt obligations over the next 12 months. We calculate our liquidity coverage ratios under several scenarios that take into consideration various assumptions about our near-term sources and uses of liquidity, including the assumption that maturities of member short-term investments will not have a significant impact on our anticipated cash outflows. Our members have historically maintained a stable level of short-term investments in CFC in the form of daily liquidity fund notes, commercial paper, select notes and medium-term notes. As such, we expect that our members will continue to reinvest their excess cash in short-term investment products offered by CFC.

Table 21 presents our primary liquidity coverage ratios as of May 31, 2022 and 2021 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 21: Liquidity Coverage Ratios

	May 31,
(Dollars in millions)	2022	2021
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,797	$7,090
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,981	4,582
Long-term and subordinated debt scheduled to mature over next 12 months	1,913	2,604
Total debt scheduled to mature over next 12 months	6,894	7,186
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(97)	$(96)

Liquidity coverage ratio	0.99	0.99

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,797	$7,090
Total debt scheduled to mature over next 12 months	6,894	7,186
Exclude: Member short-term investments	(3,956)	(3,487)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	2,938	3,699
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$3,859	$3,391

Liquidity coverage ratio, excluding expected maturities of member short-term investments	2.31	1.92
___________________________
(1)Calculated based on available liquidity at period-end divided by total debt scheduled to mature over the next 12 months at period-end.
(2)Total available liquidity is presented above in Table 20.
(3)Calculated based on available liquidity at period-end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $600 million as of May 31, 2022, consisting of debt securities with a fair value of $566 million and equity securities with a fair value of $34 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $611 million as of May 31, 2021, consisting of debt securities with a fair value of $576 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity and is structured so that the securities generally have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements. Pursuant to our investment policy and guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P or BBB- or higher by Fitch, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase transactions outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million as of this date, and we repurchased the securities on June 2, 2021.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $16,823 million and $16,398 million as of May 31, 2022 and May 31, 2021, respectively, and the aggregate amount available for access totaled $6,077 million and $6,219 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 22 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of May 31, 2022.

Table 22: Committed Bank Revolving Line of Credit Agreements

	May 31, 2022
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2022; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date.

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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to extend new loans to our members and refinance existing member debt. As part of the program, we pay fees based on our outstanding borrowings that are intended to help fund the USDA Rural Economic Development Loan and Grant program, and thereby support additional investment in rural economic development projects. The borrowings under this program are guaranteed by RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

On November 4, 2021, we closed on a committed loan facility for additional funding of $550 million (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. The closing of this facility increased our total committed borrowing amount under the Guaranteed Underwriter Program to $8,723 million as of May 31, 2022, from $8,173 million as of May 31, 2021.

As displayed in Table 20, we had accessed $7,648 million under the Guaranteed Underwriter Program and up to $1,075 million was available for borrowing as of May 31, 2022. Of the $1,075 million available borrowing amount, $150 million is available for advance through July 15, 2024, $375 million is available for advance through July 15, 2025 and $550 million is available for advance through July 15, 2026. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,105 million as of May 31, 2022.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac, at any time, subject to market conditions through June 30, 2026 with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement.

Under this agreement, we had outstanding secured notes payable totaling $3,095 million and $2,978 million as of May 31, 2022 and 2021, respectively. We borrowed $720 million in long-term notes payable under this note purchase agreement with Farmer Mac during the year ended May 31, 2022. As displayed in Table 20, the amount available for borrowing under this agreement was $2,405 million as of May 31, 2022. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding, under this agreement.

On June 15, 2022, we amended the revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,000 million from $5,500 million, and extend the draw period from June 30, 2026 to June 30, 2027, with successive automatic one-year renewals without notice by either party, subject to the termination of the draw period by Farmer Mac upon 425 days’ prior written notice.

We provide additional information on pledged collateral below under “Pledged Collateral” in this section and in “Note 3—Investment Securities” and “Note 4—Loans.”

Short-Term Borrowings

Our short-term borrowings, which we rely on to meet our daily, near-term funding needs, consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, medium-term notes offered to members and dealers, and funds from repurchase secured borrowing transactions.

Table 23: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates

	May 31,
	2022		2021
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,024,813	0.96%	$894,977	0.16%
Commercial paper sold directly to members, at par	1,358,069	0.92	1,124,607	0.14
Total commercial paper	2,382,882	0.94	2,019,584	0.15
Select notes to members	1,753,441	1.11	1,539,150	0.30
Daily liquidity fund notes	427,790	0.80	460,556	0.08
Medium-term notes sold to members	417,054	0.66	362,691	0.42
Securities sold under repurchase agreements	—	—	200,115	0.30
Total short-term borrowings outstanding	$4,981,167	0.97	$4,582,096	0.22

Short-term borrowings increased $399 million to $4,981 million as of May 31, 2022, from $4,582 million as of May 31, 2021, and accounted for 17% of total debt outstanding as of each respective date. The increase in short-term borrowings was driven primarily by an increase in short-term member investments. The weighted-average cost of our outstanding short-term borrowings increased to 0.97% as of May 31, 2022, from 0.22% as of May 31, 2021. The weighted-average maturity of our short-term borrowings increased to 42 days as of May 31, 2022, from 38 days as of May 31, 2021.

Table 24 displays our outstanding short-term borrowings, by funding source, as of May 31, 2022 and 2021.

Table 24: Short-Term Borrowings—Funding Sources

	May 31,
	2022		2021
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$3,956,354	79%	$3,487,004	76%
Capital markets	1,024,813	21	1,095,092	24
Total	$4,981,167	100%	$4,582,096	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,025 million as of May 31, 2022 and $895 million as of May 31, 2021 was within our quarter-end target range of $1,000 million and $1,500 million. We had borrowings under securities repurchase transactions of $200 million as of May 31, 2021.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $23,766 million and $22,844 million as of May 31, 2022 and 2021, respectively, and accounted for 83% of total debt outstanding as of each respective date. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth.

The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the U.S. Securities and Exchange Commission (“SEC”), we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2023; and
•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2025.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 25 summarizes long-term and subordinated debt issuances and repayments during fiscal year 2022.

Table 25: Long-Term and Subordinated Debt—Issuances and Repayments

	Year Ended May 31, 2022
(Dollars in thousands)	Issuances	Repayments (1)
Debt product type:
Collateral trust bonds	$500,000	$855,000
Guaranteed Underwriter Program notes payable	450,000	613,830
Farmer Mac notes payable	720,000	603,229
Medium-term notes sold to members	121,038	102,987
Medium-term notes sold to dealers	2,195,524	875,756
Other notes payable	—	3,564
Members’ subordinated certificates	1,364	21,862
Total	$3,987,926	$3,076,228
___________________________
(1)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

We provide additional information on our financing activities under the above section “Consolidated Balance Sheet Analysis—Debt” and on the weighted-average interest rates on our long-term debt and subordinated certificates in “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” of this Report.

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $28,747 million as of May 31, 2022, $16,051 million, or 56%, was secured by pledged loans totaling $19,062 million. In comparison, of our total debt outstanding of $27,426 million as of May 31, 2021, $16,644 million, or 61%, was secured by pledged loans totaling $19,153 million and pledged investment debt securities with an aggregate fair value of $211 million.

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

Table 26 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of May 31, 2022 and 2021.

Table 26: Collateral Pledged

	Requirement Coverage Ratios		Actual Coverage Ratios(1)
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	May 31,
			2022	2021
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	118%	116%
Collateral trust bonds 2007 indenture	100	150	123	115
Guaranteed Underwriter Program notes payable	100	150	113	114
Farmer Mac notes payable	100	150	111	116
Clean Renewable Energy Bonds Series 2009A(2)	100	150	128	120
____________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2)Collateral includes cash pledged.

Table 27 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2022 and 2021.

Table 27: Loans—Unencumbered Loans

	May 31,
(Dollars in thousands)	2022	2021
Total loans outstanding(1)	$30,051,354	$28,415,107
Less: Loans required pledged under secured debt agreements(2)	(16,300,618)	(16,704,335)
Loans pledged in excess of required amount(2)(3)	(2,761,335)	(2,448,424)
Total pledged loans	$(19,061,953)	$(19,152,759)
Unencumbered loans	$10,989,401	$9,262,348
Unencumbered loans as a percentage of total loans outstanding	37%	33%
____________________________

(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both May 31, 2022 and 2021.
(2)Reflects unpaid principal balance of pledged loans.
(3)Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 27, we had excess loans pledged as collateral totaling $2,761 million and $2,448 million as of May 31, 2022 and 2021, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk” and additional information on pledged loans in “Note 4—Loans” in this Report. For additional detail on each of our debt product types, refer to “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in this Report.

Secured Borrowing Agreements—Pledged Investment Securities

As discussed above in this section, we have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. We had no borrowings under repurchase transactions outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million and we repurchased the securities on June 2, 2021.

Member Loan Repayments

Table 28 displays future scheduled loan principal payment amounts, by member class and by loan type, on loans outstanding as of May 31, 2022, disaggregated by amounts due (i) in one year or less; (ii) after one year up to five years; (iii) after five years up to 15 years; and (iv) after 15 years.

Table 28: Loans—Maturities of Scheduled Principal Payments

	May 31, 2022
(Dollars in thousands)	Due ≤ 1 Year	Due > 1 Year Up to 5 Years	Due > 5 Years Up to 15 Years	Due After 15 Years	Total
Member class:
CFC:
Distribution	$2,197,517	$4,837,933	$9,667,194	$7,141,598	$23,844,242
Power supply	465,457	1,183,547	1,844,234	1,408,532	4,901,770
Statewide and associate	26,984	67,549	15,632	16,698	126,863
Total CFC	2,689,958	6,089,029	11,527,060	8,566,828	28,872,875
NCSC	89,058	266,286	273,871	81,663	710,878
RTFC	54,682	219,239	193,680	—	467,601
Total loans outstanding	$2,833,698	$6,574,554	$11,994,611	$8,648,491	$30,051,354

Loan type:
Fixed rate	$1,461,284	$5,441,363	$11,720,034	$8,329,691	$26,952,372
Variable rate	1,372,414	1,133,191	274,577	318,800	3,098,982
Total loans outstanding	$2,833,698	$6,574,554	$11,994,611	$8,648,491	$30,051,354

Contractual Obligations

Our contractual obligations affect both our short- and long-term liquidity needs. Our most significant contractual obligations include scheduled payments on our debt obligations. Table 29 displays scheduled amounts due on our debt obligations in each of the next five fiscal years and thereafter. The amounts presented reflect undiscounted future cash payment amounts due pursuant to these obligations, aggregated by the type of contractual obligation. The table excludes certain obligations where the obligation is short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 29: Contractual Obligations(1)

	Fiscal Year Ended May 31,
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Short-term borrowings	$4,981	$—	$—	$—	$—	$—	$4,981
Long-term debt	1,896	2,144	2,212	2,420	1,602	11,543	21,817
Subordinated deferrable debt	—	—	—	—	—	1,000	1,000
Members’ subordinated certificates(2)	17	8	8	54	9	1,138	1,234
Total long-term and subordinated debt	1,913	2,152	2,220	2,474	1,611	13,681	24,051
Contractual interest on long-term debt(3)	674	638	601	540	486	5,312	8,251
Total	$7,568	$2,790	$2,821	$3,014	$2,097	$18,993	$37,283
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2 Member loan subordinated certificates totaling $175 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $12 million in fiscal year 2022 and represented 7% of amortizing loan subordinated certificates outstanding.
(3) Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2022, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2022 until maturity, and redeemable debt continues to accrue interest until its contractual maturity.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not presented on our consolidated balance sheets, or may be recorded on our consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements consist primarily of unadvanced loan commitments intended to meet the financial needs of our members and guarantees of member obligations, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments or we will be required to perform under the guarantee obligations. We provide information on our unadvanced loan commitments in “Note 4—Loans” and information on our guarantee obligations in “Note 13—Guarantees.”

Projected Near-Term Sources and Uses of Funds

Table 30 below displays a projection of our primary sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending November 30, 2023. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity; (iii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of May 31, 2022, plus estimated prepayment amounts on long-term loans; (iv) amounts reported in Table 30 as “other loan repayments” and “other loan advances” are primarily attributable to expected repayments and advances under lines of credit; (v) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (vi) long-term loan advances are based on our current projection of member demand for loans.

Table 30: Liquidity—Projected Sources and Uses of Funds(1)

	Projected Sources of Funds				Projected Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Funds	Long-Term and Subordinated Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Funds	Other Sources/ (Uses) of Funds(6)

1Q FY 2023	$499	$383	$126	$1,008	$509	$822	$34	$1,365	$307
2Q FY 2023	794	363	15	1,172	807	623	39	1,469	230
3Q FY 2023	1,423	364	29	1,816	870	712	21	1,603	(262)
4Q FY 2023	76	369	14	459	270	472	17	759	229
1Q FY 2024	488	368	—	856	606	618	—	1,224	370
2Q FY 2024	644	356	—	1,000	731	605	—	1,336	266
Total	$3,924	$2,203	$184	$6,311	$3,793	$3,852	$111	$7,756	$1,140
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended November 30, 2023.
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

As displayed in Table 30, we currently project long-term advances of $2,629 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,479 million, resulting in net loan growth of approximately $1,150 million over the next 12 months.

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

Table 31 displays our credit ratings as of May 31, 2022, which remain unchanged as of the date of this Report.

Table 31: Credit Ratings

May 31, 2022
CFC debt product type and outlook:	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 13.59 as of May 31, 2022, from 20.17 as of May 31, 2021, primarily due to an increase in equity from our reported net income of $799 million for fiscal year 2022, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2021 of $58 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio of 6.24 and 6.15 as of May 31, 2022 and 2021, respectively, was above our targeted goal due to increased borrowings to fund growth in our loan portfolio.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2022.

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

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility can have a significant impact on the earnings and overall financial condition of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. Below we discuss how we manage and measure interest rate risk.

We also provide a status update on actions taken to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR and facilitate an orderly transition from LIBOR as a benchmark interest reference rate to an alternative benchmark rate.

Interest Rate Risk Management

Our interest rate risk-management objective is to prudently manage the timing of cash flows between interest-earning assets and interest-bearing liabilities in order to mitigate interest rate risk in accordance with CFC’s board policy and risk limits and guidelines established by the Asset Liability Committee (“ALCO”). The ALCO provides oversight of our exposure to interest rate risk and ensures that our exposure is compliant with established risk limits and guidelines. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest-rate sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our assets and liabilities, which we discuss above in “Consolidated Results of Operations—Non-Interest Income—Derivative Gains (Losses) and “Note 10—Derivatives and Hedging Activities.”

Interest Rate Risk Assessment

Our Asset Liability Management (“ALM”) framework includes the use of analytic tools and capabilities, enabling CFC to generate a comprehensive profile of our interest rate risk exposure. We routinely measure and assess our interest rate risk exposure using various methodologies through the use of ALM models that enable us to more accurately measure and monitor our interest rate risk exposure under multiple interest rate scenarios using several different techniques. Below we present two measures used to assess our interest rate risk exposure: (i) the interest rate sensitivity of projected net interest income and adjusted net interest income; and (ii) duration gap.

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our current balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the next 12 months, which reflects what management considers, at the time, as the most likely scenario. As discussed under “Summary of Selected Financial Data,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net derivative cash settlements amounts.

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,150 million over the next 12 months. The yield curve has flattened throughout 2022 and was inverted in late March 2022, as shorter-term rates rose above longer-term rates, attributable to the increase in the target range for the federal funds rate by the FOMC due to increased inflation projections. The consensus market outlook for interest rates as of the second half of June 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining flat or inverted over the remainder of 2022. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income, reported net interest yield and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended May 31, 2022. However, we believe we will experience a slight increase in our adjusted net interest income over the next 12 months relative to the prior 12-month period ended May 31, 2022 based on the yield curve forecast, which we anticipate will reduce our derivative net periodic cash settlements expense and thereby reduce our adjusted cost of borrowings.

Table 32 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of May 31, 2022 and 2021. We assumed an interest rate floor rate of 0% as of May 31, 2022 and 2021, if the hypothetical instantaneous interest rate shift of minus 100 basis points resulted in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term rates increase by an instantaneous 150 basis points.

Table 32: Interest Rate Sensitivity Analysis(1)

	May 31, 2022			May 31, 2021
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points(2)	+150 Basis Points Inverted	+ 100 Basis Points	– 100 Basis Points(2)	+150 Basis Points Inverted
Net interest income	(9.76)%	9.68%	(14.25)%	(6.13)%	(3.34)%	(10.67)%
Derivative cash settlements interest expense	10.49%	(10.49)%	7.95%	8.12%	(3.01)%	0.38%
Adjusted net interest income(3)	0.74%	(0.81)%	(6.31)%	1.99%	(6.35)%	(10.29)%
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

The changes in the sensitivity measures between May 31, 2022 and 2021 are primarily attributable to changes in the timing, size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 32 indicate, we would expect an unfavorable impact on our projected adjusted net interest income over a 12-month horizon as of May 31, 2022, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve. We also would expect an unfavorable impact on both our projected net interest income and our adjusted net interest income over a 12-month horizon as of May 31, 2022, under the hypothetical scenario of a further inverted yield curve where shorter-term interest rates increase by an instantaneous 150 basis points.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cashflows for assets and liabilities are matched over time. We use derivatives in managing the differences in timing between the maturities or repricing of our loans and the debt funding our loans. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives, and therefore an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives, and therefore an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our consolidated balance sheet as of the reported date, it does not incorporate projected changes in our consolidated balance sheet.

The duration gap widened to plus 5.29 months as of May 31, 2022, from plus 1.69 months as of May 31, 2021. The widening of the duration gap reflected the funding of long-term fixed-rate loan advances of $2,911 million during the current fiscal year primarily with shorter-duration borrowings. The duration gap of 5.29 months as of May 31, 2022, was within the risk limits and guidelines established by ALCO.

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

We established a cross-functional LIBOR working group that identified CFC’s exposure, assessed the potential risks related to the transition from LIBOR to a new index and developed a strategic transition plan. Our transition effort is focused on two objectives: (i) remediation of our existing LIBOR exposures and (ii) transitioning ongoing activities away from LIBOR. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our senior management team and the CFC Board of Directors. We have identified all of CFC’s LIBOR-based contracts and financial instruments, evaluated the impact of the LIBOR transition on our existing systems, models and processes and updated all internal systems to accommodate SOFR as a new index.

Table 33 summarizes our outstanding LIBOR-indexed financial instruments as of May 31, 2022 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 33: LIBOR-Indexed Financial Instruments

(Dollars in millions)	May 31, 2022
Loans to members, performing	$402
Investment securities	62
Debt	1,663

In addition to the financial instruments presented in Table 33, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,201 million as of May 31, 2022, which represented 89% of the total notional amount of our outstanding interest rate swaps of $8,062 million as of May 31, 2022. The aggregate amount of the unadvanced loan commitments was $2,690 million as of May 31, 2022, which represented 19% of the total unadvanced loan commitments of $14,111 million as of May 31, 2022.

We ceased originating new LIBOR-based loans effective December 31, 2021. We have confirmed CFC’s adherence to the International Swaps and Derivatives Association, Inc. 2020 LIBOR Fallbacks Protocol for our derivative instruments. We are also closely monitoring the development of alternative credit-sensitive rates in addition to SOFR such as the Bloomberg Short-Term Bank Yield-Index.

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate under “Item 1A. Risk Factors” in this Report.

OPERATIONAL RISK

Operational risk represents the risk of loss resulting from conducting our operations, including, but not limited to, the execution of unauthorized transactions by employees; errors relating to loan documentation, transaction processing and technology; the inability to perfect liens on collateral; breaches of internal control and information systems; and the risk of fraud by employees or persons outside the company. Potential legal actions that could arise as a result of operational deficiencies, noncompliance with covenants in our revolving credit agreements and indentures, employee misconduct or adverse business decisions are also considered part of operational risk. In the event of a breakdown in internal controls, improper access to or operation of systems or improper employee actions, we could incur financial loss. Operational risk also includes breaches of our technology and information systems resulting from unauthorized access to confidential information or from internal or external threats, such as cyberattacks. In addition, as we rely on our employees’ depth of knowledge of CFC and its related industries to run our business operations successfully, operational risk includes talent management; thereby, failure to attract, motivate and retain sufficient number of highly skilled and specialized employees could adversely affect our business.

Operational risk is inherent in all business activities. The measurement, assessment and effective management of such risk is important to the achievement of our objectives. Operational risk is a core component of CFC’s Enterprise Risk Management framework and is governed by CFC’s Board of Directors while management oversight of the risk is the responsibility of the Chief Risk Officer. We maintain related risk guidelines and limits, business policies and procedures, employee training, an internal control framework, and a comprehensive business continuity and disaster recovery plan that are intended to provide a sound operational environment. Our business policies and controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses, while also considering factors such as competition and regulation. Corporate Compliance monitors compliance with established procedures and applicable laws that are designed to ensure adherence to generally accepted conduct, ethics and business practices defined in our corporate policies. We provide employee compliance training programs, including information protection, Regulation FD (“Fair Disclosure”) compliance and operational risk. Internal Audit examines the design and operating effectiveness of our operational, compliance and financial reporting internal controls on an ongoing basis.

Our business continuity and disaster recovery plan is monitored by our Business Technology Services Group and establishes the basic principles necessary to ensure emergency response, resumption, restoration and permanent recovery of CFC’s operations and business activities during a business interruption event. Each of our departments is required to develop, exercise, test and maintain business resumption plans for the recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises periodically that include both the Business Technology Services Group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

We continue to enhance our crisis management framework to provide additional corporate guidance on the management of and response to significant crises that may have an adverse disruptive impact on our business. The crises identified include, but are not limited to, man-made and natural disasters including infectious disease pandemics, technology disruption and workforce issues. The objectives of the enhancements are to ensure, in the event of an identified crisis, we have well-documented plans in place to protect our employees and the work environment, safeguard CFC’s operations, protect CFC’s brand and reputation and minimize the impact of business disruptions. We conducted a business impact analysis for each identified crisis to assess the potential impact on our business operations, financial performance, technology and staff. The results of the business impact analysis have been utilized to develop management action plans that align business priorities, clarify responsibilities and establish processes and procedures that enable us to respond in a timely, proactive manner and take appropriate actions to manage and mitigate the potential disruptive impact of specified crises.

Our cybersecurity risk management efforts are a core component of our overall enterprise risk management framework and CFC’s operational risk oversight. In fiscal year 2022, we continued to add specialized resources dedicated to cybersecurity, which has further strengthened our ability to measure, analyze and action potential risks effectively. CFC’s cybersecurity efforts are an important element of our Business Technology Services Group. Efforts to further develop CFC’s cybersecurity risk management are benchmarked against industry best practice notwithstanding an environment that continues to evolve as new potentials risks emerge. Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which includes strategic and proprietary information. Because such an attack could have a material adverse impact on our operations, the CFC Board of Directors is actively engaged in the oversight of our continuous efforts in monitoring and managing the risks associated with the ever-evolving nature of cybersecurity threats. Each quarter, or more frequently as requested by the board of directors, management provides reports on CFC’s security operations, including any cybersecurity incidents, management’s efforts to promptly respond to and resolve such incidents, and any other related information requested from management. On at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity events. Additionally, upon the occurrence of a material cybersecurity incident, the board of directors will be notified of the event so it may properly evaluate such incident, including management’s remediation plan.

SELECTED QUARTERLY FINANCIAL DATA

Table 34 provides a summary of condensed quarterly financial information for fiscal years 2022 and 2021.

Table 34: Selected Quarterly Financial Data

	Year Ended May 31, 2022
(Dollars in thousands)	Aug 31, 2021	Nov 30, 2021	Feb 28, 2022	May 31, 2022	Total
Interest income	$283,268	$283,152	$285,206	$289,617	$1,141,243
Interest expense	(174,777)	(173,596)	(173,654)	(183,507)	(705,534)
Net interest income	108,491	109,556	111,552	106,110	435,709
Benefit (provision) for credit losses	(4,003)	3,400	12,749	5,826	17,972
Net interest income after benefit (provision) for credit losses	104,488	112,956	124,301	111,936	453,681
Non-interest income:
Derivative gains (losses)	(172,163)	46,086	169,280	413,279	456,482
Other non-interest income	1,716	487	(7,351)	(7,838)	(12,986)
Total non-interest income	(170,447)	46,573	161,929	405,441	443,496
Non-interest expense	(24,466)	(23,526)	(23,922)	(25,578)	(97,492)
Income (loss) before income taxes	(90,425)	136,003	262,308	491,799	799,685
Income tax benefit (provision)	93	(274)	(343)	(624)	(1,148)
Net income (loss)	(90,332)	135,729	261,965	491,175	798,537
Less: Net (income) loss attributable to noncontrolling interests	438	(631)	(888)	(1,611)	(2,692)
Net income (loss) attributable to CFC	$(89,894)	$135,098	$261,077	$489,564	$795,845

	Year Ended May 31, 2021
(Dollars in thousands)	Aug 31, 2020	Nov 30, 2020	Feb 28, 2021	May 31, 2021	Total
Interest income	$279,584	$276,499	$278,172	$282,346	$1,116,601
Interest expense	(179,976)	(174,422)	(173,040)	(174,625)	(702,063)
Net interest income	99,608	102,077	105,132	107,721	414,538
Benefit (provision) for credit losses	(326)	(1,638)	(33,023)	6,480	(28,507)
Net interest income after benefit (provision) for credit losses	99,282	100,439	72,109	114,201	386,031
Non-interest income:
Derivative gains	60,276	81,287	330,196	34,542	506,301
Other non-interest income	8,175	4,971	1,012	6,266	20,424
Total non-interest income	68,451	86,258	331,208	40,808	526,725
Non-interest expense	(22,995)	(25,914)	(23,863)	(25,008)	(97,780)
Income before income taxes	144,738	160,783	379,454	130,001	814,976
Income tax provision	(151)	(262)	(507)	(78)	(998)
Net income	144,587	160,521	378,947	129,923	813,978
Less: Net income attributable to noncontrolling interests	(171)	(505)	(1,213)	(422)	(2,311)
Net income attributable to CFC	$144,416	$160,016	$377,734	$129,501	$811,667

The increase in our reported net income of $361 million to $491 million for the fourth quarter of fiscal year 2022 from $130 million for the fourth quarter of fiscal year 2021, was primarily driven by an increase in derivative gains of $379 million. We recorded derivative gains of $413 million in the fourth quarter of fiscal year 2022, attributable to increases in interest rates across the entire swap curve during the period. In contrast, we recorded derivative gains of $35 million in the fourth quarter of fiscal year 2021, attributable to increases in medium- and longer-term swap interest rates during the period.

In addition, net interest income decreased $2 million, or 1%, to $106 million in the fourth quarter of fiscal year 2022, attributable to a decrease in the net interest yield. We also experienced an unfavorable shift in other non-interest income of $14 million in the fourth quarter of fiscal year 2022, primarily attributable to the unfavorable shift in gains and losses recorded on our investment securities, as a result of period-to-period market fluctuations in fair value.

NON-GAAP FINANCIAL MEASURES

Below we discuss each of the non-GAAP adjusted measures and provide a reconciliation of our adjusted measures to the most comparable U.S. GAAP measures. We believe our non-GAAP adjusted measures, which are not a substitute for U.S. GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP adjusted measures.

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

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements expense for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2022 and 2021, there were no foreign currency derivative instruments outstanding.
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

Net Income and Adjusted Net Income

Table 35 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER for each fiscal year in the five-year period ended May 31, 2022.

Table 35: Adjusted Net Income

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Adjusted net interest income:
Interest income	$1,141,243	$1,116,601	$1,151,286	$1,135,670	$1,077,357
Interest expense	(705,534)	(702,063)	(821,089)	(836,209)	(792,735)
Include: Derivative cash settlements interest expense(1)	(101,385)	(115,645)	(55,873)	(43,611)	(74,281)
Adjusted interest expense	(806,919)	(817,708)	(876,962)	(879,820)	(867,016)
Adjusted net interest income	$334,324	$298,893	$274,324	$255,850	$210,341

Adjusted total revenue:
Net interest income	$435,709	$414,538	$330,197	$299,461	$284,622
Fee and other income	17,193	18,929	22,961	15,355	17,578
Total revenue	452,902	433,467	353,158	314,816	302,200
Include: Derivative cash settlements interest expense(1)	(101,385)	(115,645)	(55,873)	(43,611)	(74,281)
Adjusted total revenue	$351,517	$317,822	$297,285	$271,205	$227,919

Adjusted net income:
Net income (loss)	$798,537	$813,978	$(589,430)	$(151,210)	$457,364
Exclude: Derivative forward value gains (losses)(2)	557,867	621,946	(734,278)	(319,730)	306,002
Adjusted net income	$240,670	$192,032	$144,848	$168,520	$151,362
____________________________
(1)Represents the net periodic contractual interest expense amount on our interest rate swaps during the reporting period.
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

TIER and Adjusted TIER

Table 36 displays the calculation of our TIER and adjusted TIER for each fiscal year in the five-year period ended May 31, 2022.

Table 36: TIER and Adjusted TIER

	Year Ended May 31,
	2022	2021	2020	2019	2018
TIER (1)	2.13	2.16	0.28	0.82	1.58
Adjusted TIER (2)	1.30	1.23	1.17	1.19	1.17
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

Table 37 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of the end of each fiscal year in the five-year period ended May 31, 2022. As indicated in Table 37, subordinated debt is treated in the same manner as equity in calculating our adjusted debt-to-equity ratio.

Table 37: Adjusted Liabilities and Equity

	May 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Adjusted total liabilities:
Total liabilities	$29,109,413	$28,238,484	$27,508,783	$25,820,490	$25,184,351
Exclude:
Derivative liabilities	128,282	584,989	1,258,459	391,724	275,932
Debt used to fund loans guaranteed by RUS	131,128	139,136	146,764	153,991	160,865
Subordinated deferrable debt	986,518	986,315	986,119	986,020	742,410
Subordinated certificates	1,234,161	1,254,660	1,339,618	1,357,129	1,379,982
Adjusted total liabilities	$26,629,324	$25,273,384	$23,777,823	$22,931,626	$22,625,162

Adjusted total equity:
Total equity	$2,141,969	$1,399,879	$648,822	$1,303,882	$1,505,853
Exclude:
Prior fiscal year-end cumulative derivative forward value losses(1)	(467,036)	(1,088,982)	(354,704)	(34,974)	(340,976)
Year-to-date derivative forward value gains (losses)(1)	557,867	621,946	(734,278)	(319,730)	306,002
Period-end cumulative derivative forward value gains (losses)(1)	90,831	(467,036)	(1,088,982)	(354,704)	(34,974)
AOCI attributable to derivatives(2)	1,341	1,718	2,130	2,571	1,980
Subtotal	92,172	(465,318)	(1,086,852)	(352,133)	(32,994)
Include:
Subordinated deferrable debt	986,518	986,315	986,119	986,020	742,410
Subordinated certificates	1,234,161	1,254,660	1,339,618	1,357,129	1,379,982
Subtotal	2,220,679	2,240,975	2,325,737	2,343,149	2,122,392
Adjusted total equity	$4,270,476	$4,106,172	$4,061,411	$3,999,164	$3,661,239
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 11—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 38 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of the end of each fiscal year during the five-year period ended May 31, 2022.

Table 38: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

	May 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Debt-to-equity ratio:
Total liabilities	$29,109,413	$28,238,484	$27,508,783	$25,820,490	$25,184,351
Total equity	2,141,969	1,399,879	648,822	1,303,882	1,505,853
Debt-to-equity ratio (1)	13.59	20.17	42.40	19.80	16.72

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$26,629,324	$25,273,384	$23,777,823	$22,931,626	$22,625,162
Adjusted total equity(2)	4,270,476	4,106,172	4,061,411	3,999,164	3,661,239
Adjusted debt-to-equity ratio (3)	6.24	6.15	5.85	5.73	6.18
____________________________
(1) Calculated based on total liabilities at period-end divided by total equity at period-end.
(2) See Table 37 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period-end divided by adjusted total equity at period-end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 39 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2022 and 2021. We present the components of accumulated other comprehensive income in “Note 11—Equity.”

Table 39: Members’ Equity

	May 31,
(Dollars in thousands)	2022	2021
Members’ equity:
Total CFC equity	$2,114,573	$1,374,948
Exclude:
Accumulated other comprehensive income (loss)	2,258	(25)
Period-end cumulative derivative forward value gains (losses) attributable to CFC(1)	92,363	(461,162)
Subtotal	94,621	(461,187)
Members’ equity	$2,019,952	$1,836,135
____________________________
(1)Represents period-end cumulative derivative forward value losses for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 16—Business Segments.” The period-end cumulative derivative forward value total loss amounts as of May 31, 2022 and 2021 are presented above in Table 37.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk” and “MD&A—Consolidated Results of Operations—Non-Interest Income—Derivatives Gains (Losses)” and also “Note 10—Derivative Instruments and Hedging Activities” in this Report.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
National Rural Utilities Cooperative Finance Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the allowance for credit losses of loans evaluated on a collective basis

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans evaluated on a collective basis (the collective ACL) was $28.9 million as of May 31, 2022. The collective ACL includes the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The Company estimates the collective ACL using a probability of default (PD) and loss given default (LGD) methodology. The Company segments its loan portfolio into pools based on member borrower type, which is based on the utility sector of the borrower, and further by internal borrower risk ratings. The Company then applies loss factors, consisting of the PD and LGD, to the scheduled loan-level amortization amounts over the life of the loans. Due to a limited history of defaults in the portfolio, the Company utilizes third-party default data tables for the utility sector as a proxy to estimate default rates for each of the pools. Based on the mapping of internal borrower risk rating to equivalent credit rating provided in the third party utility default tables, the Company applies corresponding cumulative default rates to the scheduled loan amortization amounts over the remaining life of loan in each of the pools. For estimation of an LGD the Company utilizes its lifetime historical loss experience for each of the portfolio segments. The Company estimates that, based on historical experience, expected credit losses will not be affected by changes in economic factors and therefore, the Company has not made adjustments to the historical rates for any economic forecasts. The Company considers the need to adjust the historical loss information for differences in the specific characteristics of its existing loan portfolio based on an evaluation of relevant qualitative factors, such as differences in the composition of the loan portfolio, underwriting standards, problem loan trends, the quality of the Company’s credit review functions, the regulatory environment and other pertinent external factors.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, portfolio segmentation, and the method used to estimate the PD and LGD and their significant assumptions, including third-party proxy default data for the utility sector, and borrower risk ratings. The assessment also included an evaluation of the conceptual soundness of the collective ACL methodology. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

•development of the collective ACL methodology

•continued use and appropriateness of the method and significant assumptions used to develop the PD and LGD

•analysis of credit quality trends and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating the conceptual soundness and the judgments made by the Company relative to the assessment of the PD and LGD by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•testing individual borrower risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•evaluating the appropriateness of mapping an alignment of internal borrower risk ratings to equivalent credit ratings provided in the third-party utility default table.

We also assessed sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
McLean, Virginia
August 8, 2022

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$1,141,243	$1,116,601	$1,151,286
Interest expense	(705,534)	(702,063)	(821,089)
Net interest income	435,709	414,538	330,197
Benefit (provision) for credit losses	17,972	(28,507)	(35,590)
Net interest income after benefit (provision) for credit losses	453,681	386,031	294,607
Non-interest income:
Fee and other income	17,193	18,929	22,961
Derivative gains (losses)	456,482	506,301	(790,151)
Investment securities gains (losses)	(30,179)	1,495	9,431
Total non-interest income	443,496	526,725	(757,759)
Non-interest expense:
Salaries and employee benefits	(51,863)	(55,258)	(54,522)
Other general and administrative expenses	(43,323)	(39,447)	(46,645)
Losses on early extinguishment of debt	(754)	(1,456)	(683)
Other non-interest expense	(1,552)	(1,619)	(25,588)
Total non-interest expense	(97,492)	(97,780)	(127,438)
Income (loss) before income taxes	799,685	814,976	(590,590)
Income tax benefit (provision)	(1,148)	(998)	1,160
Net income (loss)	798,537	813,978	(589,430)
Less: Net (income) loss attributable to noncontrolling interests	(2,692)	(2,311)	4,190
Net income (loss) attributable to CFC	$795,845	$811,667	$(585,240)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Net income (loss)	$798,537	$813,978	$(589,430)
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	4,028	—	—
Reclassification to earnings of realized gains on derivatives	(623)	(412)	(441)
Defined benefit plan adjustments	(1,122)	2,297	(1,322)
Other comprehensive income (loss)	2,283	1,885	(1,763)
Total comprehensive income (loss)	800,820	815,863	(591,193)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(2,692)	(2,311)	4,190
Total comprehensive income (loss) attributable to CFC	$798,128	$813,552	$(587,003)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$153,551	$295,063
Restricted cash	7,563	8,298
Total cash, cash equivalents and restricted cash	161,114	303,361
Investment securities:
Debt securities trading, at fair value ($— and $210,894 pledged as collateral as of May 31, 2022 and 2021, respectively)	566,146	576,175
Equity securities, at fair value	33,758	35,102
Total investment securities, at fair value	599,904	611,277
Loans to members	30,063,386	28,426,961
Less: Allowance for credit losses	(67,560)	(85,532)
Loans to members, net	29,995,826	28,341,429
Accrued interest receivable	111,418	107,856
Other receivables	35,431	37,197
Fixed assets, net	101,762	91,882
Derivative assets	222,042	121,259
Other assets	23,885	24,102
Total assets	$31,251,382	$29,638,363

Liabilities:
Accrued interest payable	$131,950	$123,672
Debt outstanding:
Short-term borrowings	4,981,167	4,582,096
Long-term debt	21,545,440	20,603,123
Subordinated deferrable debt	986,518	986,315
Members’ subordinated certificates:
Membership subordinated certificates	628,603	628,594
Loan and guarantee subordinated certificates	365,388	386,896
Member capital securities	240,170	239,170
Total members’ subordinated certificates	1,234,161	1,254,660
Total debt outstanding	28,747,286	27,426,194
Deferred income	44,332	51,198
Derivative liabilities	128,282	584,989
Other liabilities	57,563	52,431
Total liabilities	29,109,413	28,238,484

Equity:
CFC equity:
Retained equity	2,112,315	1,374,973
Accumulated other comprehensive income (loss)	2,258	(25)
Total CFC equity	2,114,573	1,374,948
Noncontrolling interests	27,396	24,931
Total equity	2,141,969	1,399,879
Total liabilities and equity	$31,251,382	$29,638,363

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2019	$2,982	$860,578	$759,097	$(345,775)	$1,276,882	$(147)	$1,276,735	$27,147	$1,303,882
Net income (loss)	1,000	96,310	48,223	(730,773)	(585,240)	—	(585,240)	(4,190)	(589,430)
Other comprehensive loss	—	—	—	—	—	(1,763)	(1,763)	—	(1,763)
Patronage capital retirement	—	(62,822)	—	—	(62,822)	—	(62,822)	(1,933)	(64,755)
Other	(789)	—	—	—	(789)	—	(789)	1,677	888
Balance as of May 31, 2020	$3,193	$894,066	$807,320	$(1,076,548)	$628,031	$(1,910)	$626,121	$22,701	$648,822
Cumulative effect from adoption of new accounting standard	—	—	—	(3,900)	(3,900)	—	(3,900)	—	(3,900)
Balance as of June 1, 2020	3,193	894,066	807,320	(1,080,448)	624,131	(1,910)	622,221	22,701	644,922
Net income	900	89,761	102,429	618,577	811,667	—	811,667	2,311	813,978
Other comprehensive income	—	—	—	—	—	1,885	1,885	—	1,885
Patronage capital retirement	—	(59,857)	—	—	(59,857)	—	(59,857)	(2,054)	(61,911)
Other	(968)	—	—	—	(968)	—	(968)	1,973	1,005
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	1,200	88,583	152,537	553,525	795,845	—	795,845	2,692	798,537
Other comprehensive income	—	—	—	—	—	2,283	2,283	—	2,283
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(938)	—	—	—	(938)	—	(938)	2,187	1,249
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$798,537	$813,978	$(589,430)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(8,211)	(9,390)	(9,309)
Amortization of debt issuance costs and discount	27,417	26,967	24,963
Amortization of guarantee fee	18,763	18,687	16,927
Depreciation and amortization	7,553	7,959	9,238
Provision (benefit) for credit losses	(17,972)	28,507	35,590
Loss on early extinguishment of debt	754	1,456	683
Fixed assets impairment	—	—	31,284
Gain on sale of land	—	—	(7,713)
Unrealized (gains) losses on equity and debt securities	28,742	(1,015)	(5,975)
Derivative forward value (gains) losses	(557,867)	(621,946)	734,278
Advances on loans held for sale	(214,486)	(125,500)	(151,110)
Proceeds from sales of loans held for sale	170,686	125,500	151,110
Changes in operating assets and liabilities:
Accrued interest receivable	(3,562)	9,282	16,467
Accrued interest payable	8,278	(15,947)	(19,378)
Deferred income	1,345	1,285	10,973
Other	(9,184)	(19,868)	(29,383)
Net cash provided by operating activities	250,793	239,955	219,215
Cash flows from investing activities:
Advances on loans held for investment, net	(1,592,447)	(1,724,253)	(785,190)
Investments in fixed assets, net	(17,727)	(9,862)	(9,565)
Proceeds from sale of land	—	—	21,268
Purchase of trading securities	(181,545)	(397,522)	(3,883)
Proceeds from sales and maturities of trading securities	162,739	127,875	277,687
Proceeds from redemption of equity securities	—	30,000	25,000
Purchases of held-to-maturity debt securities	—	—	(76,339)
Proceeds from maturities of held-to-maturity debt securities	—	—	69,726
Net cash used in investing activities	(1,628,980)	(1,973,762)	(481,296)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	270,405	808,252	(208,340)
Proceeds from short-term borrowings with original maturity > 90 days	2,693,256	3,081,069	3,022,910
Repayments of short-term borrowings with original maturity > 90 days	(2,564,590)	(3,269,210)	(2,460,311)
Payments for issuance costs for revolving bank lines of credit	(3,563)	—	(1,025)
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,973,810	3,055,220	2,156,711
Payments for retirement of long-term debt	(3,054,366)	(2,186,458)	(1,675,288)
Payments made for early extinguishment of debt	(754)	(1,456)	(683)
Payments for issuance costs for subordinated deferrable debt	—	—	(84)
Proceeds from issuance of members’ subordinated certificates	1,364	14,292	9,621
Payments for retirement of members’ subordinated certificates	(21,863)	(84,659)	(24,572)
Payments for retirement of patronage capital	(57,761)	(59,889)	(63,035)
Additions (repayments) for membership fees, net	2	(12)	(8)
Net cash provided by financing activities	1,235,940	1,357,149	755,896
Net increase (decrease) in cash, cash equivalents and restricted cash	(142,247)	(376,658)	493,815
Beginning cash, cash equivalents and restricted cash	303,361	680,019	186,204
Ending cash, cash equivalents and restricted cash	$161,114	$303,361	$680,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$668,276	$687,145	$805,086
Cash paid for income taxes	3	219	20

Noncash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$—	$—	$2,560

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a tax-exempt member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, electric generation and transmission (“power supply”) systems and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management's most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. Certain reclassifications and updates have been made to the presentation of information in prior periods to conform to the current period presentation. These reclassifications had no effect on prior years’ net income (loss) or equity.

Other Matters

For the years ended May 31, 2021 and 2020, we made corrections to the consolidated statements of cash flows to present the gross amount of advances on and proceeds from sales of loans held for sale. We concluded that the corrections were not material.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

Although most health and safety restrictions in response to COVID-19 have been lifted, we cannot predict the potential future impact that the COVID-19 pandemic may have on our operations and financial performance, or the specific ways the pandemic may uniquely impact our members. We continue to closely monitor developments, all of which continue to involve significant uncertainties that depend on future developments, which include, among others, the severity and duration of the current COVID-19 resurgence and its impact on the overall economy and other industry sectors; vaccination rates; the longer-term efficacy of vaccinations; and the potential emergence of new, more transmissible or severe variants.

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

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million as of both May 31, 2022 and 2021.

Investment Securities

Our investment securities portfolio consists of equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification. Equity securities are reported at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income. All of our debt securities were classified as trading as of May 31, 2022 and 2021. Accordingly, we also report our debt securities at fair value on our consolidated balance

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheets and record unrealized gains and losses as a component of non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

Loans to Members

We originate loans to members and classify loans as held for investment or held for sale based on management’s intent and ability to sell or hold the loan for the foreseeable future or until maturity or payoff. Loans that we have the ability and intent to hold for the foreseeable future are classified as held for investment and are reported based on the unpaid principal balance, net of principal charge-offs, and deferred loan origination costs. Deferred loan origination costs are amortized using the straight-line method, which approximates the effective interest method, into interest income over the life of the loan. Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale and are recorded at the lower of cost or fair value. These loan sales are made at par value, concurrently or within a short period of time with the closing of the loan or participation agreement.

Accrued Interest Receivable

As permitted by the Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, the current expected credit loss (“CECL”) model, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $94 million and $93 million as of May 31, 2022 and 2021, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

Interest Income

Interest income on performing loans is accrued and recognized as interest income based on the contractual rate of interest. Loan origination costs and nonrefundable loan fees that meet the definition of loan origination fees are deferred and generally recognized in interest income as yield adjustments over the period to maturity of the loan using the effective interest method.

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) if the borrower is experiencing financial difficulties and a concession is granted to the borrower that we would not otherwise consider. Under CECL, we are required to estimate an allowance for lifetime expected credit losses for the loans in our portfolio, including TDR loans. As discussed below under “Allowance for Credit Losses—Loan Portfolio—Asset-Specific Allowance,” TDR loans are evaluated on an individual basis in estimating expected credit losses. Credit losses for anticipated TDRs are accounted for similarly to TDRs and are identified when there is a reasonable expectation that a TDR will be executed with the borrower and when we expect the modification to affect the timing or amount of payments and/or the payment term.

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

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of May 31, 2022 or May 31, 2021.

Asset-Specific Allowance

We generally consider nonperforming loans as well as loans that have been or are anticipated to be modified under a troubled debt restructuring for individual evaluation given the risk characteristics of such loans. Factors we consider in

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reserve for Credit Losses—Off-Balance Sheet Credit Exposures

We also maintain a reserve for credit losses for our off-balance sheet credit exposures related to unadvanced loan commitments and financial guarantees. Because our business processes and credit risks associated with our off-balance sheet credit exposures are essentially the same as for our loans, we measure expected credit losses for our off-balance sheet exposures, after adjusting for the probability of funding these exposures, consistent with the methodology used for our funded outstanding exposures. We include the reserve for expected credit losses for our off-balance sheet credit exposures as a component of other liabilities on our consolidated balance sheets.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $8 million, $8 million and $9 million in fiscal years 2022, 2021 and 2020, respectively. We perform a fixed assets impairment assessment annually or more frequently, whenever events or circumstances indicate

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the carrying amount of the assets may not be recoverable. Based on our annual impairment assessment for fiscal years 2022 and 2021, management determined that there were no indicators of impairment of our fixed assets as of May 31, 2022 and 2021.

The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

Table 1.1: Fixed Assets

	May 31,
(Dollars in thousands)	2022	2021
Building and building equipment	$50,177	$50,090
Furniture and fixtures	6,254	6,039
Computer software and hardware	55,101	54,582
Other	1,024	1,048
Depreciable fixed assets	112,556	111,759
Less: Accumulated depreciation	(73,258)	(66,777)
Net depreciable fixed assets	39,298	44,982
Land	23,796	23,796
Software development in progress	38,668	23,104
Fixed assets, net	$101,762	$91,882

Foreclosed Assets

Foreclosed assets acquired through our lending activities in satisfaction of indebtedness may be held in operating entities created and controlled by CFC and presented separately in our consolidated balance sheets under foreclosed assets, net. These assets are initially recorded at estimated fair value as of the date of acquisition. Subsequent to acquisition, foreclosed assets not classified as held for sale are evaluated for impairment, and the results of operations and any impairment are reported on our consolidated statements of operations under results of operations of foreclosed assets. When foreclosed assets meet the accounting criteria to be classified as held for sale, they are recorded at the lower of cost or fair value less estimated cost to sell at the date of transfer, with the amount at the date of transfer representing the new cost basis. Subsequent changes are recognized in our consolidated statements of operations under results of operations of foreclosed assets. We also review foreclosed assets classified as held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. We did not carry any foreclosed assets on our consolidated balance sheet as of May 31, 2022 or May 31, 2021.

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

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting from a statutory tax rate. The federal statutory tax rate for both NCSC and RTFC was 21% for each of fiscal years 2022, 2021 and 2020. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. NCSC had a deferred tax asset of $1 million and $2 million as of May 31, 2022 and 2021, respectively, primarily arising from differences in the accounting and tax treatment for derivatives. We believe that it is more likely than not that the deferred tax assets will be realized through taxable earnings.

New Accounting Standards

Financial Instruments—Credit Losses, Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities, such as CFC, that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. We expect to adopt the guidance for our fiscal year beginning June 1, 2023. While the guidance will result in expanded disclosures, we do not expect an impact on our consolidated results of operation, financial condition or liquidity from adoption of this accounting standard.

Amendments of Certain U.S. Securities and Exchange Commission (“SEC”) Disclosure Guidance

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

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for fiscal years 2022, 2021 and 2020.

Table 2.1: Interest Income and Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Interest income:
Loans(1)	$1,125,292	$1,101,505	$1,129,883
Investment securities	15,951	15,096	21,403
Total interest income	1,141,243	1,116,601	1,151,286

Interest expense:(2)(3)
Short-term borrowings	18,265	14,730	77,995
Long-term debt	581,748	581,292	634,567
Subordinated debt	105,521	106,041	108,527
Total interest expense	705,534	702,063	821,089

Net interest income	$435,709	$414,538	$330,197
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method, late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
(2)Includes amortization of debt discounts and debt issuance costs, which are generally deferred and recognized as interest expense over the period to maturity using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized in interest expense immediately as incurred.
(3)Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Based on the nature of the fees, the amount is either recognized immediately as incurred or deferred and recognized in interest expense ratably over the term of the arrangement.

Deferred income reported on our consolidated balance sheets of $44 million and $51 million as of May 31, 2022 and 2021, respectively, consists primarily of deferred loan conversion fees that totaled $37 million and $45 million as of each respective date.

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

Debt Securities

Our debt securities portfolio, which is intended to serve as a supplemental source of liquidity, consists of certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial mortgage-backed securities (“MBS”), foreign government debt securities and other asset-backed securities (“ABS”). Pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P Global Inc. (“S&P”) or BBB- or higher by Fitch Ratings Inc. (“Fitch”), are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

The following table presents the composition of our investment debt securities portfolio and the fair value as of May 31, 2022 and 2021.

Table 3.1: Investments in Debt Securities, at Fair Value

	May 31,
(Dollars in thousands)	2022	2021
Debt securities, at fair value:
Certificates of deposit	$—	$1,501
Commercial paper	9,985	12,365
Corporate debt securities	487,172	497,944
Commercial Agency MBS(1)	7,815	8,683
U.S. state and municipality debt securities	27,778	11,840
Foreign government debt securities	967	999
Other ABS(2)	32,429	42,843
Total debt securities trading, at fair value	$566,146	$576,175
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized losses on our debt securities of $27 million and $3 million for the years ended May 31, 2022 and 2021, respectively, and net unrealized gains of $8 million for the year ended May 31, 2020.

We sold $5 million of debt securities at fair value during the year ended May 31, 2022, and recorded realized gains related to the sale of these securities of less than $1 million for the year ended May 31, 2022. We sold $6 million of debt securities at fair value during the year ended May 31, 2021, and recorded realized losses related to the sale of these securities of less than $1 million for the year ended May 31, 2021. We sold $239 million of debt securities at fair value during the year ended

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020, and recorded realized gains related to the sale of these securities of $3 million during the year ended May 31, 2020.

Pledged Collateral—Debt securities

Under master repurchase agreements with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets.

We had no borrowings under repurchase transactions outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022. We had short-term borrowings under repurchase transactions of $200 million as of May 31, 2021. The debt securities underlying these transactions had an aggregate fair value of $211 million as of this date, and we repurchased the securities on June 2, 2021.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of May 31, 2022 and 2021.

Table 3.2: Investments in Equity Securities, at Fair Value

	May 31,
(Dollars in thousands)	2022	2021
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$25,520	$27,450
Farmer Mac—Class A common stock	8,238	7,652
Total equity securities, at fair value	$33,758	$35,102

We recognized net unrealized losses on our equity securities of $1 million for the fiscal year ended May 31, 2022, net unrealized gains of $4 million for the fiscal year ended May 31, 2021 and net unrealized losses of $2 million for fiscal year ended May 31, 2020. These unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral and security requirements for advances on loan commitments are identical to those required at the time of the initial loan approval.

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of May 31, 2022 and 2021.

Table 4.1: Loans to Members by Member Class and Loan Type

	May 31,
	2022		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$23,844,242	79%	$22,027,423	78%
Power supply	4,901,770	17	5,154,312	18
Statewide and associate	126,863	—	106,121	—
Total CFC	28,872,875	96	27,287,856	96
NCSC	710,878	2	706,868	3
RTFC	467,601	2	420,383	1
Total loans outstanding(1)	30,051,354	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,032	—	11,854	—
Loans to members	$30,063,386	100%	$28,426,961	100%

Loan type:
Long-term loans:
Fixed rate	$26,952,372	90%	$25,514,766	90%
Variable rate	820,201	2	658,579	2
Total long-term loans	27,772,573	92	26,173,345	92
Lines of credit	2,278,781	8	2,241,762	8
Total loans outstanding(1)	30,051,354	100	28,415,107	100
Deferred loan origination costs—CFC(2)	12,032	—	11,854	—
Loans to members	$30,063,386	100%	$28,426,961	100%
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Sales
We may transfer whole loans and participating interests to third parties. These transfers are typically made concurrently or within a short period of time with the closing of the loan sale or participation agreement at par value and meet the accounting criteria required for sale accounting. Therefore, we remove the transferred loans or participating interests from our consolidated balance sheets when control has been surrendered and recognize a gain or loss on the sale, if any. We retain a servicing performance obligation on the transferred loans and recognize related servicing fees on an accrual basis over the period for which servicing is provided, as we believe the servicing fee represents adequate compensation. Other than the servicing performance obligation, we have not retained any interest in the loans sold to date. In addition, we have no obligation to repurchase loans that are sold, except in the case of breaches of representations and warranties.

We sold CFC and NCSC loans, at par for cash, totaling $171 million, $126 million and $151 million in fiscal years 2022, 2021 and 2020, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $44 million as of May 31, 2022, which were sold at par for cash subsequent to year-end.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $29,584 million and $27,995 million as of May 31, 2022 and 2021, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,220 million and $6,182 million as of May 31, 2022 and 2021, respectively, representing 21% and 22% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of May 31, 2022. In comparison, our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of May 31, 2021. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both May 31, 2022 and 2021.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $493 million and $512 million as of May 31, 2022 and 2021, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $316 million and $309 million as of May 31, 2022 and 2021, respectively, which reduced our exposure to the 20 largest borrowers to 20% and 21% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase agreement as of May 31, 2022. Our credit exposure is also mitigated by long-term loans guaranteed by the RUS. Guaranteed RUS loans totaled $131 million and $139 million as of May 31, 2022 and 2021, respectively.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 883 and 892 as of May 31, 2022 and 2021, respectively, located in 49 states and the District of Columbia. Texas, which had 68 and 67 borrowers with loans outstanding as of May 31, 2022 and 2021, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date. Texas also accounted for the largest concentration of loan exposure in any one state as of each respective date. Loans outstanding to Texas-based electric utility organizations totaled $5,104 million and $4,878 million as of May 31, 2022 and 2021, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $163 million and $172 million as of May 31, 2022 and 2021, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, TDRs, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio.

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of May 31, 2022 and 2021.

Table 4.2: Payment Status of Loans Outstanding

	May 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$23,844,242	$—	$—	$—	$23,844,242	$—
Power supply	4,787,832	28,389	85,549	113,938	4,901,770	227,790
Statewide and associate	126,863	—	—	—	126,863	—
CFC total	28,758,937	28,389	85,549	113,938	28,872,875	227,790
NCSC	710,878	—	—	—	710,878	—
RTFC	467,601	—	—	—	467,601	—
Total loans outstanding	$29,937,416	$28,389	$85,549	$113,938	$30,051,354	$227,790

Percentage of total loans	99.62%	0.09%	0.29%	0.38%	100.00%	0.76%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$22,027,423	$—	$—	$—	$22,027,423	$—
Power supply	5,069,316	3,400	81,596	84,996	5,154,312	228,312
Statewide and associate	106,121	—	—	—	106,121	—
CFC total	27,202,860	3,400	81,596	84,996	27,287,856	228,312
NCSC	706,868	—	—	—	706,868	—
RTFC	420,383	—	—	—	420,383	9,185
Total loans outstanding	$28,330,111	$3,400	$81,596	$84,996	$28,415,107	$237,497

Percentage of total loans	99.70%	0.01%	0.29%	0.30%	100.00%	0.84%

We had two borrowers, Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”) with delinquent loans totaling $114 million as of May 31, 2022. In comparison, we had one borrower, Brazos, with delinquent loans totaling $85 million as of May 31, 2021. Brazos, a CFC Texas-based power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. As a result, we have not received payments from Brazos since March 2021, and its loans outstanding were on nonaccrual status as of each respective date.

On March 18, 2022, Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. A Chapter 7 Trustee has been appointed, and the Chapter 7 Trustee has been approved by the bankruptcy court to operate Brazos Sandy Creek as a going concern. CFC had a secured loan outstanding to Brazos Sandy Creek totaling $28 million as of May 31, 2022, which, upon notification of the bankruptcy filing by Brazos Sandy Creek, was classified as nonperforming. Brazos Sandy Creek’s loan outstanding of $28 million was delinquent as of May 31, 2022 and on nonaccrual status as of this date.

The decrease in loans on nonaccrual status of $9 million to $228 million as of May 31, 2022, from $237 million was due to the receipt of loan principal payments. See “Nonperforming Loans” below for additional information.

Troubled Debt Restructurings

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by legal entity and member class, of these loans as of May 31, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.3: Trouble Debt Restructurings

	May 31,
	2022			2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$5,092	0.02%	1	$5,379	0.02%
RTFC	1	4,092	0.01	1	4,592	0.02
Total TDR loans	2	$9,184	0.03%	2	$9,971	0.04%

Performance status of TDR loans:
Performing TDR loans	2	$9,184	0.03%	2	$9,971	0.04%
Total TDR loans	2	$9,184	0.03%	2	$9,971	0.04%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of May 31, 2022 or May 31, 2021. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of May 31, 2022 and 2021. We did not have any TDR loans classified as nonperforming as of May 31, 2022 and 2021.

The CFC borrower with the TDR loan also had one line of credit as of both May 31, 2022 and May 31, 2021. The line of credit facility for $6 million as of both May 31, 2022 and 2021, is restricted for fuel purchases only. Outstanding loans under this facility totaled $1 million as of May 31, 2022. There were no outstanding loans under this facility as of May 31, 2021.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of May 31, 2022 and 2021.

Table 4.4: Nonperforming Loans

	May 31,
	2022			2021
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply(2)	3	$227,790	0.76%	2	$228,312	0.81%
RTFC	—	—	—	2	9,185	0.03
Total nonperforming loans	3	$227,790	0.76%	4	$237,497	0.84%

____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.
(2) In addition, we had less than $1 million in letters of credit outstanding to Brazos as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had loans to three borrowers totaling $228 million classified as nonperforming as of May 31, 2022. In comparison we had loans to four borrowers totaling $237 million classified as nonperforming as of May 31, 2021. Nonperforming loans represented 0.76% and 0.84% of total loans outstanding as of May 31, 2022 and 2021, respectively. The reduction in nonperforming loans of $9 million during fiscal year 2022 was due in part to our receipt of full payment of all amounts due on nonperforming loans to two RTFC borrowers totaling $9 million during the fiscal quarter ended November 30, 2021 (the “second quarter of fiscal year 2022.”) In addition, we have continued to receive payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower, including payments totaling $29 million during fiscal year 2022, which reduced the balance of this loan to $114 million as of May 31, 2022, from $143 million as of May 31, 2021. These reductions were partially offset by the classification during the fiscal quarter ended May 31, 2022 (the “fourth quarter of fiscal year 2022”) of the $28 million loan outstanding to Brazos Sandy Creek as nonperforming following its bankruptcy filing on March 18, 2022, as discussed above.

Loans outstanding to Brazos accounted for $86 million and $85 million of our total nonperforming loans as of May 31, 2022 and 2021, respectively. As discussed above, Brazos, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, is not permitted to make scheduled loan payments without approval of the bankruptcy court. Aggregate loans outstanding to Brazos and Brazos Sandy Creek totaled $114 million as of May 31, 2022, of which $49 million were secured and $65 million were unsecured.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged-off loans. We had no loan charge-offs during the fiscal years ended May 31, 2022, 2021 and 2020. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk-rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies’ credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default.

The following is a description of the borrower risk-rating categories.

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

Table 4.5 displays total loans outstanding, by borrower risk-rating category and by legal entity and member class, as of May 31, 2022 and 2021. The borrower risk-rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk-rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of May 31, 2022, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2018, and in the aggregate for periods prior to fiscal year 2018. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years and as indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2018 totaled $16,540 million, representing 55% of our total loans outstanding of as of May 31, 2022. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of May 31, 2022, was 18 years.

As discussed above, as a member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. As such, since our inception in 1969 we have had an extended repeat lending and repayment history with substantially all of our member borrowers through our various loan programs. Our secured long-term loan commitment facilities typically provide a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. Because our electric utility cooperative borrowers must make substantial annual capital investments to maintain operations and ensure delivery of the essential service provided by electric utilities, they require a continuous inflow of funds to finance infrastructure upgrades and new asset purchases. Due to the funding needs of electric utility cooperatives, a CFC borrower generally has multiple loans outstanding under advances drawn in different years.
While the number of borrowers with loans outstanding was 883 borrowers as of May 31, 2022, the number of loans outstanding was 16,584 as of May 31, 2022, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are generally subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	May 31, 2022
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	May 31, 2021
Pass
CFC:
Distribution	$2,533,579	$1,696,580	$1,882,003	$1,192,639	$1,451,710	$13,300,784	$1,538,709	$23,596,004	$21,808,099
Power supply	374,185	559,384	188,864	404,425	244,840	2,637,162	265,120	4,673,980	4,517,408
Statewide and associate	33,896	2,250	18,601	3,282	—	19,998	34,583	112,610	90,261
CFC total	2,941,660	2,258,214	2,089,468	1,600,346	1,696,550	15,957,944	1,838,412	28,382,594	26,415,768
NCSC	49,141	39,747	232,224	4,067	43,079	233,992	108,628	710,878	706,868
RTFC	92,446	88,526	44,851	10,032	22,198	184,382	21,074	463,509	406,606
Total pass	$3,083,247	$2,386,487	$2,366,543	$1,614,445	$1,761,827	$16,376,318	$1,968,114	$29,556,981	$27,529,242

Special mention
CFC:
Distribution	$—	$4,889	$—	$5,102	$932	$12,197	$225,118	$248,238	$219,324
Power supply	—	—	—	—	—	—	—	—	29,611
Statewide and associate	—	—	—	5,000	3,821	5,432	—	14,253	15,860
CFC total	—	4,889	—	10,102	4,753	17,629	225,118	262,491	264,795
RTFC	—	—	—	—	—	4,092	—	4,092	4,592
Total special mention	$—	$4,889	$—	$10,102	$4,753	$21,721	$225,118	$266,583	$269,387

Substandard
CFC:
Power supply	$—	$—	$—	$—	$—	$—	$—	$—	$378,981
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$378,981

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$142,241	$85,549	$227,790	$228,312
CFC total	—	—	—	—	—	142,241	85,549	227,790	228,312
RTFC	—	—	—	—	—	—	—	—	9,185
Total doubtful	$—	$—	$—	$—	$—	$142,241	$85,549	$227,790	$237,497
Total criticized loans	$—	$4,889	$—	$10,102	$4,753	$163,962	$310,667	$494,373	$885,865
Total loans outstanding	$3,083,247	$2,391,376	$2,366,543	$1,624,547	$1,766,580	$16,540,280	$2,278,781	$30,051,354	$28,415,107

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Criticized loans totaled $494 million and $886 million as of May 31, 2022 and 2021, respectively, and represented approximately 2% and 3% of total loans outstanding as of each respective date. Criticized loans include loans outstanding to Brazos and Brazos Sandy Creek totaling $114 million as of May 31, 2022, which were classified as doubtful as of the respective date. In comparison, criticized loans include loans outstanding to Brazos of $85 million as of May 31, 2021, which were classified as doubtful as of the respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, was current with regard to all principal and interest amounts due as of May 31, 2022. In comparison, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos, was current with regard to all principal and interest amounts due as of May 31, 2021. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

Special Mention

One CFC electric distribution borrower with loans outstanding of $248 million and $219 million as of May 31, 2022 and 2021, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $267 million and $269 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of May 31, 2022. We had loans outstanding to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) totaling $379 million that were classified as substandard as of May 31, 2021. In February 2022, Rayburn successfully completed a securitization transaction to cover extraordinary costs and expenses incurred during the February 2021 polar vortex pursuant to a financing program enacted into law by Texas in June 2021 for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Subsequent to the completion of the securitization transaction, Rayburn fully paid its outstanding obligations to the Electric Reliability Council of Texas. As a result, we revised our borrower risk rating for Rayburn to a rating in the pass category from a previous rating in the substandard category. In addition, we received loan payments from Rayburn during the fiscal year ended May 31, 2022 that reduced our loans outstanding to Rayburn to $167 million as of May 31, 2022 from $379 million as of May 31, 2021.

Doubtful

Loans outstanding classified as doubtful totaled $228 million as of May 31, 2022, consisting of loans outstanding to Brazos and Brazos Sandy Creek totaling $114 million and loans outstanding to a CFC electric power supply borrower of $114 million. In comparison, loans outstanding classified as doubtful totaled $237 million as of May 31, 2021, consisting of loans outstanding to Brazos of $85 million, loans outstanding to a CFC electric power supply borrower of $143 million and loans outstanding to two RTFC telecommunications borrowers totaling $9 million. These loans were also classified as nonperforming, as discussed above under “Nonperforming Loans.” As discussed above, in June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos qualifies for the Texas-enacted financing program.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of May 31, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.6: Unadvanced Commitments by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2022	2021
Member class:
CFC:
Distribution	$9,230,197	$9,387,070
Power supply	3,835,535	3,970,698
Statewide and associate	183,845	161,340
Total CFC	13,249,577	13,519,108
NCSC	551,901	551,125
RTFC	309,724	286,806
Total unadvanced commitments	$14,111,202	$14,357,039

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,357,205	5,771,813
Total long-term loans	5,357,205	5,771,813
Lines of credit	8,753,997	8,585,226
Total unadvanced commitments	$14,111,202	$14,357,039
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

The following table displays, by loan type, the available balance under unadvanced loan commitments as of May 31, 2022 and the related maturities in each fiscal year during the five-year period ended May 31, 2027, and thereafter.

Table 4.7: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Line of credit loans	$8,753,997	$4,160,953	$1,139,303	$1,588,513	$363,001	$1,431,073	$71,154
Long-term loans	5,357,205	618,042	1,473,024	732,910	934,832	1,445,115	153,282
Total	$14,111,202	$4,778,995	$2,612,327	$2,321,423	$1,297,833	$2,876,188	$224,436

Unadvanced line of credit commitments accounted for 62% of total unadvanced loan commitments as of May 31, 2022, while unadvanced long-term loan commitments accounted for 38% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,357 million will be advanced prior to the expiration of the commitment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,111 million as of May 31, 2022 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,908 million and $11,312 million as of May 31, 2022 and 2021, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,203 million and $3,045 million as of May 31, 2022 and 2021, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2027.

Table 4.8: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2023	2024	2025	2026	2027
Committed lines of credit	$3,203,023	$272,083	$497,722	$1,141,980	$243,699	$1,047,539

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.9 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of May 31, 2022 and 2021. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Pledged Loans

	May 31,
(Dollars in thousands)	2022	2021
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,072,711	$7,422,711
Pledged collateral:
Distribution system mortgage notes pledged	8,564,596	8,400,293
RUS-guaranteed loans qualifying as permitted investments	114,654	121,679
Total pledged collateral	8,679,250	8,521,972

1994 indenture:
Collateral trust bonds outstanding	$25,000	$30,000
Pledged collateral:
Distribution system mortgage notes pledged	29,616	34,924

Guaranteed Underwriter Program:
Notes payable outstanding	$6,105,473	$6,269,303
Pledged collateral:
Distribution and power supply system mortgage notes pledged	6,904,591	7,150,240

Farmer Mac:
Notes payable outstanding	$3,094,679	$2,977,909
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,445,358	3,440,307

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$2,755	$4,412
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,138	5,316
Cash	392	394
Total pledged collateral	3,530	5,710

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR CREDIT LOSSES

We are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining term of the loans in our portfolio. Our allowance for credit losses consists of a collective allowance and an asset-specific allowance. Additional information on our current CECL allowance methodology is provided in “Note 1—Summary of Significant Accounting Policies.”

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio and present the allowance components for the years ended May 31, 2022, 2021 and 2020. The changes in the allowance and the allowance components prior to our adoption of CECL on June 1, 2020 are based on the incurred loss model.

Table 5.1: Changes in Allowance for Credit Losses

	Year Ended May 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532
Provision (benefit) for credit losses	2,355	(16,853)	(140)	(14,638)	75	(3,409)	(17,972)
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560

	Year Ended May 31, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125
Cumulative-effect adjustment from adoption of CECL accounting standard	3,586	2,034	25	5,645	(15)	(1,730)	3,900
Balance as of June 1, 2020	$11,588	$40,061	$1,434	$53,083	$791	$3,151	57,025
Provision (benefit) for credit losses	1,838	24,585	(43)	26,380	583	1,544	28,507
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

	Year Ended May 31, 2020
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2019	$7,483	$4,253	$1,384	$13,120	$2,007	$2,408	$17,535
Provision (benefit) for credit losses	519	33,774	25	34,318	(1,201)	2,473	35,590
Balance as of May 31, 2020	$8,002	$38,027	$1,409	$47,438	$806	$4,881	$53,125

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of May 31, 2022 and 2021.

Table 5.2: Allowance for Credit Losses Components

	May 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$15,781	$9,355	$1,251	$26,387	$1,449	$1,040	$28,876
Asset-specific allowance(1)	—	38,438	—	38,438	—	246	38,684
Total allowance for credit losses	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560

Loans outstanding:(1)
Collectively evaluated loans	$23,839,150	$4,673,980	$126,863	$28,639,993	$710,878	$463,509	$29,814,380
Individually evaluated loans(1)	5,092	227,790	—	232,882	—	4,092	236,974
Total loans outstanding	$23,844,242	$4,901,770	$126,863	$28,872,875	$710,878	$467,601	$30,051,354

Allowance ratios:
Collective allowance coverage ratio(2)	0.07%	0.20%	0.99%	0.09%	0.20%	0.22%	0.10%
Asset-specific allowance coverage ratio(3)	—	16.87	—	16.51	—	6.01	16.32
Total allowance coverage ratio(4)	0.07	0.98	0.99	0.22	0.20	0.28	0.22

	May 31, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$13,426	$25,104	$1,391	$39,921	$1,374	$1,147	$42,442
Asset-specific allowance(5)	—	39,542	—	39,542	—	3,548	43,090
Total allowance for credit losses	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532

Loans outstanding:(1)
Collectively evaluated loans	$22,022,044	$4,926,000	$106,121	$27,054,165	$706,868	$406,606	$28,167,639
Individually evaluated loans	5,379	228,312	—	233,691	—	13,777	247,468
Total loans outstanding	$22,027,423	$5,154,312	$106,121	$27,287,856	$706,868	$420,383	$28,415,107

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.51%	1.31%	0.15%	0.19%	0.28%	0.15%
Asset-specific allowance coverage ratio(3)	—	17.32	—	16.92	—	25.75	17.41
Total allowance coverage ratio(4)	0.06	1.25	1.31	0.29	0.19	1.12	0.30

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both May 31, 2022 and 2021.
(2)Calculated based on the collective allowance component at period-end divided by collectively evaluated loans outstanding at period-end.
(3)Calculated based on the asset-specific allowance component at period-end divided by individually evaluated loans outstanding at period-end.
(4)Calculated based on the total allowance for credit losses at period-end divided by total loans outstanding at period-end.
(5)In addition, we had less than $1 million in letters of credit outstanding to Brazos, for which the reserve is included in the asset-specific allowance as of May 31, 2021.

Our allowance for credit losses and allowance coverage ratio decreased to $68 million and 0.22%, respectively, as of May 31, 2022, from $86 million and 0.30%, respectively, as of May 31, 2021. The $18 million decrease in the allowance for credit losses reflected a decrease in the collective and the asset-specific allowance of $14 million and $4 million, respectively. The collective allowance decrease of $14 million was attributable to an improvement in Rayburn’s credit risk profile following the successful completion by Rayburn of a securitization transaction in February 2022 to cover extraordinary costs and expenses incurred during the February 2021 polar vortex and a significant reduction in loans outstanding to Rayburn due to payments received from Rayburn during fiscal year 2022. The asset-specific allowance decrease of $4 million stemmed from the combined impact of the elimination of an asset-specific allowance attributable to nonperforming loans totaling $9 million that were paid in full during the second quarter of fiscal year 2022 and the decrease of an asset-specific allowance for a nonperforming CFC power supply borrower discussed above, attributable to loan payments received on this loan, partially offset by the addition of an asset-specific allowance for Brazos Sandy Creek as a result of its bankruptcy filing.

Individually Impaired Loans Under Incurred Loss Methodology
Prior to our adoption of CECL on June 1, 2020, we assessed loan impairment on a collective basis unless we considered a loan to be impaired. We assessed loan impairment on an individual basis when, based on current information, it was probable that we would not receive all principal and interest amounts due in accordance with the contractual terms of the original loan agreement. In connection with our adoption of CECL, we no longer provide information on impaired loans. The following table presents, by company, the components of our recorded investment and interest income recognized for the year ended May 31, 2020.

Table 5.3: Average Recorded Investment and Interest Income Recognized on Individually Impaired Loans—Incurred Loss Model

	Year Ended May 31, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
CFC	$11,834	$568
RTFC	5,361	268
Total impaired loans	$17,195	$836

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our “reserve for credit losses” because this amount is reported as a component of other liabilities on our consolidated balance sheets. Upon adoption of CECL on June 1, 2020, we began measuring the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both May 31, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,981 million and accounted for 17% of total debt outstanding as of May 31, 2022, compared with $4,582 million, or 17% of total debt outstanding, as of May 31, 2021. The following table provides comparative information on our short-term borrowings and weighted-average interest rates as of May 31, 2022 and 2021.

Table 6.1: Short-Term Borrowings Sources and Weighted-Average Interest Rates

	May 31,
	2022		2021
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,024,813	0.96%	$894,977	0.16%
Commercial paper members, at par	1,358,069	0.92	1,124,607	0.14
Total commercial paper	2,382,882	0.94	2,019,584	0.15
Select notes to members	1,753,441	1.11	1,539,150	0.30
Daily liquidity fund notes to members	427,790	0.80	460,556	0.08
Medium-term notes to members	417,054	0.66	362,691	0.42
Securities sold under repurchase agreements	—	—	200,115	0.30
Total short-term borrowings	$4,981,167	0.97	$4,582,096	0.22

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

We have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio amount reported on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022. We had borrowings under repurchase agreements of $200 million as of May 31, 2021, and we had pledged debt securities underlying these repurchase transactions with a fair value of $211 million as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of May 31, 2022.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	May 31, 2022
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2022; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date. We were in compliance with all covenants and conditions under the agreements as of each respective date.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding, and the weighted-average interest rate and maturity date as of May 31, 2022 and 2021. Long-term debt outstanding totaled $21,545 million and accounted for 75% of total debt outstanding as of May 31, 2022, compared with $20,603 million and 75% of total debt outstanding as of May 31, 2021. Long-term debt with fixed- and variable-rate accounted for 90% and 10%, respectively, of our total long-term debt outstanding as of May 31, 2022, compared with 89% and 11%, respectively, of our total long-term debt outstanding as of May 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 7.1: Long-Term Debt—Debt Product Types and Weighted-Average Interest Rates

	May 31,
	2022			2021
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity Date	Amount	Weighted- Average Interest Rate	Maturity Date
Secured long-term debt:
Collateral trust bonds	$7,097,711	3.17%	2023-2049	$7,452,711	3.15%	2022-2049
Unamortized discount	(216,608)			(227,046)
Debt issuance costs	(32,613)			(33,721)
Total collateral trust bonds	6,848,490			7,191,944
Guaranteed Underwriter Program notes payable	6,105,473	2.69	2025-2052	6,269,303	2.76	2025-2041
Farmer Mac notes payable	3,094,679	2.33	2022-2049	2,977,909	1.68	2021-2049
Other secured notes payable	2,755	3.10	2022-2023	4,412	3.14	2021-2023
Debt issuance costs	(9)			(22)
Total other secured notes payable	2,746			4,390
Total secured notes payable	9,202,898			9,251,602
Total secured long-term debt	16,051,388	2.83		16,443,546	2.74
Unsecured long-term debt:
Medium-term notes sold through dealers	5,263,496	2.20	2022-2032	3,943,728	2.31	2021-2032
Medium-term notes sold to members	250,397	2.70	2022-2037	232,346	2.61	2021-2037
Medium-term notes sold through dealers and to members	5,513,893	2.22		4,176,074	2.33
Unamortized discount	(2,086)			(2,307)
Debt issuance costs	(19,723)			(18,036)
Total unsecured medium-term notes	5,492,084			4,155,731
Unsecured notes payable	1,979	—	2022-2023	3,886	—	2021-2023
Unamortized discount	(10)			(35)
Debt issuance costs	(1)			(5)
Total unsecured notes payable	1,968			3,846
Total unsecured long-term debt	5,494,052	2.22		4,159,577	2.33
Total long-term debt	$21,545,440	2.68		$20,603,123	2.66

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2022 and thereafter.

Table 7.2: Long-Term Debt—Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Maturity Amount	Weighted-Average Interest Rate
2023	$1,896,355	1.93%
2024	2,143,516	1.91
2025	2,211,643	1.85
2026	2,419,500	2.98
2027	1,602,329	1.94
Thereafter	11,543,147	3.14
Total	$21,816,490	2.68

Secured Debt

Long-term secured debt of $16,051 million and $16,444 million as of May 31, 2022 and 2021, respectively, represented 75% and 80% of total long-term debt outstanding as of each respective date. The decrease in long-term secured debt of $393 million for the year ended May 31, 2022 was primarily attributable to the redemption of $850 million of collateral trust bonds, as described below, and Farmer Mac and Guaranteed Underwriter Program notes payable repayments, partially offset by the $500 million collateral trust bonds issuance and borrowings under the Farmer Mac revolving note purchase agreement and the Guaranteed Underwriter Program. We were in compliance with all covenants and conditions under our debt indentures as of May 31, 2022 and 2021.

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

Collateral trust bonds outstanding decreased $343 million to $6,848 million as of May 31, 2022, primarily due to the redemptions of $400 million of 3.05% of collateral trust bonds due February 15, 2022 and $450 million of 2.40% of collateral trust bonds due April 25, 2022, partially offset by the February 7, 2022 issuance of $500 million aggregate principal amount of 2.75% of collateral trust bonds due April 15, 2032.

Guaranteed Underwriter Program Notes Payable

Notes payable outstanding under the Guaranteed Underwriter Program decreased $164 million to $6,105 million as of May 31, 2022 due to notes payable repayments, partially offset by notes payable advances under the Guaranteed Underwriter Program. On November 4, 2021, we closed on a $550 million committed loan facility (“Series S”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2026. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. We borrowed $450 million and repaid $614 million of notes payable outstanding under the Guaranteed Underwriter Program during the year ended May 31, 2022. We had up to $1,075 million available for access under the Guaranteed Underwriter Program as of May 31, 2022.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, under which we can borrow up to $5,500 million from Farmer Mac, at any time, subject to market conditions through June 30, 2026, with successive automatic one-year renewals without notice by either party. Beginning June 30, 2025, the revolving note purchase agreement is subject to termination of the draw period by Farmer Mac upon 425 days’ prior written notice. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,095 million of long-term debt as of May 31, 2022. We advanced long-term notes payable totaling $720 million under the Farmer Mac Note Purchase Agreement during the year ended May 31, 2022. The amount available for borrowing totaled $2,405 million as of May 31, 2022.

On June 15, 2022, we amended the revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,000 million from $5,500 million, and extend the draw period from June 30, 2026 to June 30, 2027, with successive automatic one-year renewals without notice by either party, subject to the termination of the draw period by Farmer Mac upon 425 days’ prior written notice.

Unsecured Debt

Long-term unsecured debt of $5,494 million and $4,160 million as of May 31, 2022 and 2021, respectively, represented 25% and 20% of total long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $1,334 million for the year ended May 31, 2022 was primarily attributable to dealer medium-term notes issuance, as described below, partially offset by dealer medium-term notes repayments.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

On October 18, 2021, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.000%, due on October 18, 2024, and $350 million aggregate principal amount of dealer medium-term notes at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.33%, due on October 18, 2024. On February 7, 2022, we issued $600 million aggregate principal amount of dealer medium-term notes at a fixed rate of 1.875% due on February 7, 2025. On February 7, 2022, we also issued $400 million aggregate principal amount of dealer medium-term notes at a variable rate based on SOFR plus 0.40%, due on August 7, 2023. On May 4, 2022, we issued $300 million aggregate principal amount of 3.450% fixed-rate dealer medium-term notes due June 15, 2025. On May 9, 2022, we issued $100 million aggregate principal amount of 3.859% fixed-rate dealer medium-term notes due June 15, 2029.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents, by issuance, subordinated deferrable debt outstanding and the weighted-average interest rates as of May 31, 2022 and 2021.

Table 8.1: Subordinated Deferrable Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2022		2021		Maturity and Call Dates
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate	Term in Years	Maturity	Call Date
Issuances of subordinated notes:
4.75% issuance 2013	$400,000	4.75%	$400,000	4.75%	30	2043	April 30, 2023
5.25% issuance 2016	350,000	5.25	350,000	5.25	30	2046	April 20, 2026
5.50% issuance 2019	250,000	5.50	250,000	5.50	45	2064	May 15, 2024
Total aggregate principal amount	1,000,000		1,000,000
Debt issuance costs	(13,482)		(13,685)
Total subordinated deferrable debt	$986,518	5.11	$986,315	5.11

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing, unsecured obligations of CFC, which are subordinate to all existing and future senior and subordinated indebtedness of CFC held by non-members of CFC, but rank proportionally to our member subordinated certificates. Member capital securities mature 30 years from the date of issuance, typically pay interest at 5% and are callable at par at our option 10 years from the date of issuance and anytime thereafter. The interest rate for new member capital securities issuance is set at the time of issuance. These securities represent voluntary investments in CFC by the members. Subsequent to May 31, 2022, we revised the interest rate to 5.50% and updated the call option to five years for new member capital securities issuances. The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2022 and 2021.

Table 9.1: Members’ Subordinated Certificates Outstanding and Weighted-Average Interest Rates

	May 31,
	2022		2021
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2025 through 2119	$628,591		$628,582
Subscribed and unissued (1)	12		12
Total membership subordinated certificates	628,603	4.95%	628,594	4.95%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	216,266		223,067
Non-interest-bearing loan subordinated certificates maturing through 2047	121,744		132,203
Subscribed and unissued (1)	45		45
Total loan subordinated certificates	338,055	2.64	355,315	2.61
Interest-bearing guarantee subordinated certificates maturing through 2044	27,333	5.90	31,581	6.06
Total loan and guarantee subordinated certificates	365,388	2.88	386,896	2.89
Member capital securities:
Securities maturing through 2052	240,170	5.00	239,170	5.00
Total members’ subordinated certificates	$1,234,161	4.35	$1,254,660	4.32
___________________________
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 55 and 56 years as of May 31, 2022 and 2021, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years subsequent to May 31, 2022 and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.2: Members’ Subordinated Certificate Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2023	$17,034	4.00%
2024	8,092	2.19
2025	8,594	2.47
2026	53,515	2.92
2027	8,716	1.87
Thereafter	1,138,153	4.47
Total	$1,234,104	4.35
___________________________
(1)Excludes $0.06 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $175 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $12 million in fiscal year 2022 and represented 7% of amortizing loan subordinated certificates outstanding.

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future.

Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of May 31, 2022 and 2021. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 10.1: Derivative Notional Amount and Weighted-Average Rates

	May 31,
	2022			2021
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,957,631	2.60%	1.24%	$6,579,516	2.65%	0.20%
Receive-fixed swaps	1,980,000	1.53	2.86	2,399,000	0.92	2.80
Subtotal	7,937,631	2.33	1.64	8,978,516	2.19	0.89
Forward pay-fixed swaps	124,000			—
Total interest rate swaps	$8,061,631			$8,978,516

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturities, based on the notional amount of our interest rate swaps as of May 31, 2022.

Table 10.2: Derivative Notional Amount Maturities

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Interest rate swaps	$8,061,631	$542,398	$615,574	$100,000	$787,895	$43,751	$5,972,013

Cash Flow Hedges

On July 20, 2021, we executed two treasury lock agreements with an aggregate notional amount of $250 million to lock in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances and repricings. The treasury locks, which were scheduled to mature on October 29, 2021, were designated and qualified as cash flow hedges. In October 2021, we borrowed $250 million under our Farmer Mac revolving note purchase agreement and terminated the treasury locks. Prior to this anticipated borrowing and the termination of the treasury locks, we recorded changes in the fair value of the treasury locks in AOCI. At termination, the treasury locks were in a gain position of $5 million, of which $4 million is being accreted from AOCI to interest expense over the term of the related Farmer Mac borrowings and the remainder was recognized in earnings. We did not have any derivatives designated as accounting hedges as of May 31, 2022 or 2021.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of May 31, 2022 and 2021.

Table 10.3: Derivative Assets and Liabilities at Fair Value

	May 31,
	2022		2021
(Dollars in thousands)	Fair Value	Notional Amount(1)	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$222,042	$4,791,699	$121,259	$2,560,618
Total derivative assets	$222,042	$4,791,699	$121,259	$2,560,618

Derivative liabilities:
Interest rate swaps	$128,282	$3,269,932	$584,989	$6,417,898
Total derivative liabilities	$128,282	$3,269,932	$584,989	$6,417,898
____________________________
(1) The notional amount includes $124 million notional amount of forward starting swaps, as shown above in Table 10.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date subsequent to May 31, 2022, outstanding as of May 31, 2022. The fair value of these swaps as of May 31, 2022 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, in “Note 1—Summary of Significant Accounting Policies,” we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2022 and 2021, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.4: Derivative Gross and Net Amounts

	May 31, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$222,042	$—	$222,042	$103,228	$—	$118,814
Derivative liabilities:
Interest rate swaps	128,282	—	128,282	103,228	—	25,054

	May 31, 2021
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$121,259	$—	$121,259	$121,259	$—	$—
Derivative liabilities:
Interest rate swaps	584,989	—	584,989	121,259	—	463,730

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for fiscal years 2022, 2021 and 2020. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 10.5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2022	2021	2020
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(101,385)	$(115,645)	$(55,873)
Derivative forward value gains (losses)	557,867	621,946	(734,278)
Derivative gains (losses)	$456,482	$506,301	$(790,151)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 13, 2021, S&P affirmed CFC’s credit ratings and stable outlook under its revised criteria and updated methodology for rating financial institutions published on December 9, 2021. On December 16, 2021, Moody’s affirmed CFC’s credit ratings and stable outlook. On February 4, 2022, Fitch issued a credit ratings report review of CFC in which Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2022. Moody’s, S&P and Fitch had our ratings on stable outlook as of May 31, 2022. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2022, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 10.6: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$36,110	$(3,834)	$—	$(3,834)
Falls below Baa1/BBB+	5,503,211	(23,253)	77,069	53,816
Falls to or below Baa2/BBB (2)	326,897	—	5,862	5,862
Total	$5,866,218	$(27,087)	$82,931	$55,844
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $233 million as of May 31, 2022. These swaps were in an unrealized gain position of $13 million as of May 31, 2022.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of derivatives as of both May 31, 2022 and 2021. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $27 million as of May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EQUITY
Total equity increased $742 million to $2,142 million as of May 31, 2022, attributable primarily to our reported net income of $799 million for the year ended May 31, 2022, partially offset by the patronage capital retirement of $58 million authorized by the CFC Board of Directors in July 2021.

Table 11.1: Equity

	May 31,
(Dollars in thousands)	2022	2021
Membership fees	$970	$968
Educational fund	2,417	2,157
Total membership fees and educational fund	3,387	3,125
Patronage capital allocated	954,988	923,970
Members’ capital reserve	1,062,286	909,749
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses	(461,162)	(1,079,739)
Current-year derivative forward value gains(1)	553,525	618,577
Current year-end cumulative derivative forward value gains (losses)	92,363	(461,162)
Other unallocated net loss	(709)	(709)
Unallocated net gain (loss)	91,654	(461,871)
CFC retained equity	2,112,315	1,374,973
Accumulated other comprehensive income (loss)	2,258	(25)
Total CFC equity	2,114,573	1,374,948
Noncontrolling interests	27,396	24,931
Total equity	$2,141,969	$1,399,879
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

Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to board-approved reserves. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. The general reserve is included in the patronage capital allocated component of CFC’s retained equity. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25% of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2022, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2022 to the cooperative educational fund. In July 2022, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2022 as follows: $89 million to members in the form of patronage capital and $153 million to the members’ capital reserve. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted net income, which excludes the impact of derivative forward value gains (losses). See “Item 7. MD&A—Non-GAAP Financial Measures” for information on adjusted net income.

In July 2022, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $59 million, of which $44 million represented 50% of the patronage capital allocation for fiscal year 2022 and $15 million represented the portion of the allocation from net earnings for fiscal year 1997 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $59 million to members in cash in the second quarter of fiscal year 2023. The remaining portion of the patronage capital allocation for fiscal year 2022 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2021, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2021 to the cooperative educational fund. In July 2021 the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2021 as follows: $90 million to members in the form of patronage capital and $102 million to the members’ capital reserve. In July 2021, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $58 million, of which $45 million represented 50% of the patronage capital allocation for fiscal year 2021 and $13 million represented the portion of the allocation from net earnings for fiscal year 1996 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $58 million was returned to members in cash in September 2021. The remaining portion of the amount allocated for fiscal year 2021 will be retained by CFC for 25 years under current guidelines adopted by the CFC Board of Directors in June 2009.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the years ended May 31, 2022 and 2021 and the balance of each component as of the end of each respective period.

Table 11.2: Changes in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans (2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans (2)	Total
Beginning balance	$1,718	$(1,743)	$(25)	$2,130	$(4,040)	$(1,910)
Changes in unrealized gains (losses)	4,028	(1,409)	2,619	—	1,545	1,545
Realized (gains) losses reclassified into earnings	(623)	287	(336)	(412)	752	340
Ending balance	$5,123	$(2,865)	$2,258	$1,718	$(1,743)	$(25)
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

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). Based on the PPA target and PPA actuarial value of the plan assets, it was more than 80% funded as of January 1, 2022, 2021 and 2020. We made contributions to the Retirement Security Plan of $5 million, $4 million and $5 million in fiscal years 2022, 2021 and 2020, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Pension Restoration Plan

The Pension Restoration Plan (“PRP”) is a nonqualified defined benefit plan established to provide supplemental benefits to certain eligible employees whose compensation exceeds the Internal Revenue Service (“IRS”) limits for the qualified Retirement Security Plan. The PRP restores the value of the Retirement Security Plan for eligible officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The limit was $305,000 for calendar year 2022. The PRP, which is administered by NRECA, was frozen as of December 31, 2014.

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

There was one executive officer participating in this plan in fiscal year 2022, which satisfied the provisions established to receive the benefit from this plan and as such there was no risk of forfeiture of the benefit under the PRP. We will make

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions of any earned benefit from the plan to the executive officer included in the plan and the distributions will be credited back to us by NRECA. Accordingly, the distributions have no impact on our consolidated financial statements.

Executive Benefit Restoration Plan

NRECA restricted additional participation in the PRP in December 2014. We therefore adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. This plan included three and five participants as of May 31, 2022 and 2021, respectively.

We recognized net periodic pension expense for this plan of approximately $1 million, $2 million and $2 million in fiscal years 2022, 2021 and 2020, respectively. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, was $5 million as of both May 31, 2022 and 2021. CFC made contributions to the plan of $2 million, $1 million and $2 million in fiscal years 2022, 2021 and 2020, respectively, for lump-sum settlement payments to fully vested participants of $2 million, $1 million and $2 million in each respective year. Unrecognized pension costs recorded in accumulated other comprehensive income increased to $3 million as of May 31, 2022, from $2 million as of May 31, 2021, largely due to the increase in the projected benefit obligation. We expect to amortize less than $1 million of the unrecognized pension costs as a component of our net periodic pension benefit expense in fiscal year 2023.

As a result of the settlement payments in fiscal years 2022, 2021 and 2020, we recognized a settlement loss of less than $1 million in fiscal year 2022, a combined settlement and curtailment loss of approximately $1 million in fiscal year 2021 and a settlement loss of approximately $1 million in fiscal year 2020. The curtailment and settlements losses are recorded as a component of non-interest expense on our consolidated statements of operations.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximately $1 million to the plan in each of fiscal years 2022, 2021 and 2020.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of May 31, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Guarantees Outstanding by Type and Member Class

	May 31,
(Dollars in thousands)	2022	2021
Guarantee type:
Long-term tax-exempt bonds(1)	$122,150	$145,025
Letters of credit(2)	450,354	389,735
Other guarantees	158,279	154,320
Total	$730,783	$689,080

Member class:
CFC:
Distribution	$314,925	$251,023
Power supply	378,516	415,984
Statewide and associate(3)	13,372	5,523
CFC total	706,813	672,530
NCSC	23,970	16,550
Total	$730,783	$689,080
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Includes CFC guarantees to NCSC and RTFC members totaling $11 million and $3 million as of May 31, 2022 and 2021, respectively.

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

Long-term tax-exempt bonds of $122 million and $145 million as of May 31, 2022 and 2021, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $450 million and $390 million as of May 31, 2022 and 2021, respectively, $118 million and $104 million, respectively, were secured. The maturities for the outstanding letters of credit as of May 31, 2022 extend through calendar year 2040. In March 2021, subsequent to Brazos’ bankruptcy filing, we had draws totaling $3 million on the letters of credit for Brazos. With the exception of Brazos, we were not required to perform pursuant to any of our guarantee obligations during fiscal years 2022 or 2021.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2022, we may be required to issue up to an additional $95 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2022. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum potential exposure for other guarantees was $158 million and $154 million as of May 31, 2022 and 2021, respectively, of which $25 million was secured as of both May 31, 2022 and 2021. The maturities for these other guarantees listed in the table above extend through calendar year 2025. Guarantees under which our right of recovery from our members was not secured totaled $466 million and $415 million and represented 64% and 60% of total guarantees as of May 31, 2022 and 2021, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $122 million of variable-rate tax-exempt bonds as of May 31, 2022, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during fiscal years 2022, 2021 or 2020.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million and $10 million as of May 31, 2022 and 2021, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003, and accounts for the substantial majority of our guarantee liability, totaled $12 million and $9 million as of May 31, 2022 and 2021, respectively. The remaining amount pertains to our contingent guarantee exposures.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2022 and thereafter:

Table 13.2: Guarantees Outstanding Maturities

(Dollars in thousands)	Amount Maturing
2023	$238,694
2024	60,860
2025	54,766
2026	157,448
2027	19,605
Thereafter	199,410
Total	$730,783

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of May 31, 2022 and 2021. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 14.1: Fair Value of Financial Instruments

	May 31, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$153,551	$153,551	$153,551	$—	$—
Restricted cash	7,563	7,563	7,563	—	—
Equity securities, at fair value	33,758	33,758	33,758	—	—
Debt securities trading, at fair value	566,146	566,146	—	566,146	—
Deferred compensation investments	6,710	6,710	6,710	—	—
Loans to members, net	29,995,826	28,595,111	—	—	28,595,111
Accrued interest receivable	111,418	111,418	—	111,418	—
Derivative assets	222,042	222,042	—	222,042	—
Total financial assets	$31,097,014	$29,696,299	$201,582	$899,606	$28,595,111

Liabilities:
Short-term borrowings	$4,981,167	$4,978,580	$—	$4,978,580	$—
Long-term debt	21,545,440	21,106,750	—	12,248,695	8,858,055
Accrued interest payable	131,950	131,950	—	131,950	—
Guarantee liability	12,764	13,083	—	—	13,083
Derivative liabilities	128,282	128,282	—	128,282	—
Subordinated deferrable debt	986,518	960,869	250,800	710,069	—
Members’ subordinated certificates	1,234,161	1,234,161	—	—	1,234,161
Total financial liabilities	$29,020,282	$28,553,675	$250,800	$18,197,576	$10,105,299

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2021		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,063	$295,063	$295,063	$—	$—
Restricted cash	8,298	8,298	8,298	—	—
Equity securities, at fair value	35,102	35,102	35,102	—	—
Debt securities trading, at fair value	576,175	576,175	—	576,175	—
Deferred compensation investments	7,222	7,222	7,222	—	—
Loans to members, net	28,341,429	29,967,692	—	—	29,967,692
Accrued interest receivable	107,856	107,856	—	107,856	—
Derivative assets	121,259	121,259	—	121,259	—
Total financial assets	$29,492,404	$31,118,667	$345,685	$805,290	$29,967,692

Liabilities:
Short-term borrowings	$4,582,096	$4,582,329	$—	$4,582,329	$—
Long-term debt	20,603,123	21,799,736	—	12,476,073	9,323,663
Accrued interest payable	123,672	123,672	—	123,672	—
Guarantee liability	10,041	10,841	—	—	10,841
Derivative liabilities	584,989	584,989	—	584,989	—
Subordinated deferrable debt	986,315	1,062,748	265,200	797,548	—
Members’ subordinated certificates	1,254,660	1,254,660	—	—	1,254,660
Total financial liabilities	$28,144,896	$29,418,975	$265,200	$18,564,611	$10,589,164

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

The fair value of loans with different risk characteristics, specifically nonperforming and restructured loans, is estimated using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. The fair value of loans held for sale is determined based on the cost, which approximates the fair value, as we sell these loans at par value, concurrently or within a short period of time with the closing of the loan or participation agreement. See below for information on how we estimate the fair value of certain individually evaluated loans.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data includes but

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the fiscal years ended May 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2022 and 2021, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the years ended May 31, 2022 and 2021.

Table 14.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,
	2022			2021
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$33,758	$—	$33,758	$35,102	$—	$35,102
Debt securities trading, at fair value	—	566,146	566,146	—	576,175	576,175
Deferred compensation investments	6,710	—	6,710	7,222	—	7,222
Derivative assets	—	222,042	222,042	—	121,259	121,259

Liabilities:
Derivative liabilities	—	128,282	128,282	—	584,989	584,989

Below is a description of the valuation techniques we use to estimate fair value of our financial assets and liabilities recorded at fair value on a recurring basis, the significant inputs used in those techniques, if applicable, and the classification within the fair value hierarchy.

Equity Securities

Our investments in equity securities consist of investments in Farmer Mac Class A common stock and Series C preferred stock. These securities are reported at fair value in our consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. That stock exchange with respect to Farmer Mac Class A common stock is an active market based on the volume of shares transacted. Because quoted market prices are the key input in deriving fair value for these securities, the valuation methodology is classified as Level 1.

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial MBS, foreign government debt securities and other ABS and were classified as trading as of May 31, 2022. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses using significant observable market where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

Deferred Compensation Investments

CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees and board members. Such amounts deferred by employees are invested by the company. The deferred compensation investments are presented as other assets in the consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the daily published and quoted net asset value. Because quoted market prices are the key input in deriving fair value for this plan, the valuation methodology is classified as Level 1.

Derivative Instruments

Our derivatives primarily consist of OTC interest rate swaps executed under master netting swap agreements that do not have readily available quoted market prices. We derive the fair value of our derivatives using our internal industry-standard discounted cash flow models combined with a supplemental vendor-based model. We rely primarily on market observable inputs for these models, including, market interest rates and forward swap yield curves, as well as the contractual terms of the derivative instrument, as of the valuation date. We include a credit risk valuation adjustment in our valuation of derivatives, which takes into consideration the effect of nonperformance credit risk of the counterparty or our own nonperformance risk and depends on whether the derivative instrument is in a gain, or asset, financial position or in a loss, or liability, financial position. We corroborate our derivative valuations by comparing the amounts to counterparty valuations and third-party pricing sources. We analyze and validate pricing variances, if material, among different external pricing sources. Because observable market data serves as the key inputs in valuing our interest rate swaps, the valuation methodology is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We had certain loans measured at fair value on a nonrecurring basis during the fiscal year ended May 31, 2022 and 2021, which were repaid in full in November 2021.

Collateral-Dependent Loans

Because our loans are classified as held for investment and carried at amortized cost, we generally do not record loans at fair value on a recurring basis. However, we periodically record nonrecurring fair value adjustments for nonperforming collateral-dependent loans through the allowance for credit losses and provision for credit losses. We had no nonperforming collateral-dependent loans outstanding as of May 31, 2022. We had nonperforming collateral-dependent loans outstanding to two affiliated RTFC telecommunications borrowers totaling $9 million as of May 31, 2021, which were paid off in November 2021. The collateral underlying these loans consisted primarily of U.S. Federal Communications Commission (“FCC”) wireless spectrum licenses. Our estimate of the fair value of these loans was $6 million as of May 31, 2021.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of May 31, 2022 and 2021.

Table 15.1: Consolidated Assets and Liabilities of Variable Interest Entities

	May 31,
(Dollars in thousands)	2022	2021
Assets:
Loans outstanding	$1,178,479	$1,127,251
Other assets	9,672	11,343
Total assets	$1,188,151	$1,138,594

Liabilities:
Total liabilities	$22,958	$30,187

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and potential exposure to loss under these commitments as of May 31, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 15.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

	May 31,
(Dollars in thousands)	2022	2021
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,158,583	1,107,185
Credit enhancements:
CFC third-party guarantees	23,970	16,550
Other credit enhancements	4,044	8,386
Total credit enhancements(2)	28,014	24,936
Total outstanding commitments	1,186,597	1,132,121
CFC credit commitments available(3)	$4,313,403	$4,367,879
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

Basis of Presentation

We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. During fiscal year 2022, we changed the presentation of our segment results to align more closely to the presentation of financial information reviewed regularly by our Chief Executive Officer, the chief operating decision maker, to assess performance and inform the decision-making process in managing our business operations. This presentation change excludes derivative forward value gains and losses from the results of operations for each segment and includes net periodic derivative cash settlement expense amounts as a component of interest expense, which represents the only difference between the accounting and reporting for our business segment results of operations and our consolidated total results of operations. We recast the presentation of our business segment results for the fiscal years ended May 31, 2021 and 2020, to align with the current period presentation.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Segment Reporting Methodology

The results of our business segments are intended to present the separate results for each of the legal entities included in our consolidated financial statements. As discussed in “Note 15—Variable Interest Entities,” all of NCSC’s and RTFC’s funding is either provided by CFC or guaranteed by CFC, the terms and conditions of which are stipulated in a loan and security agreement and a guarantee agreement between CFC and each legal entity. Pursuant to the guarantee agreement, CFC unconditionally guarantees full indemnification to NCSC and RTFC for any credit losses. In addition, CFC manages the business operations of NCSC and RTFC under a management agreement that automatically renews on an annual basis unless the agreement is terminated by either party.

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

Segment Results and Reconciliation

The following tables display segment results of operations for the years ended May 31, 2022, 2021 and 2020, assets attributable to each segment as of May 31, 2022 and 2021 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 16.1: Business Segment Information

	Year Ended May 31, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated
Results of operations:
Interest income	$1,133,173	$43,295	$1,176,468	$—	$(35,225)	$1,141,243
Interest expense	(705,534)	(35,225)	(740,759)	—	35,225	(705,534)
Derivative cash settlements interest expense	(99,768)	(1,617)	(101,385)	101,385	—	—
Interest expense	(805,302)	(36,842)	(842,144)	101,385	35,225	(705,534)
Net interest income	327,871	6,453	334,324	101,385	—	435,709
Benefit for credit losses	17,972	3,334	21,306	—	(3,334)	17,972
Net interest income after benefit for credit losses	345,843	9,787	355,630	101,385	(3,334)	453,681
Non-interest income:
Fee and other income	22,426	70	22,496	—	(5,303)	17,193
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(101,385)	—	(101,385)
Derivative forward value gains	—	—	—	557,867	—	557,867
Derivative gains	—	—	—	456,482	—	456,482
Investment securities losses	(30,179)	—	(30,179)	—	—	(30,179)
Total non-interest income	(7,753)	70	(7,683)	456,482	(5,303)	443,496
Non-interest expense:
General and administrative expenses	(93,465)	(8,102)	(101,567)	—	6,381	(95,186)
Losses on early extinguishment of debt	(754)	—	(754)	—	—	(754)
Other non-interest expense	(1,552)	(2,256)	(3,808)	—	2,256	(1,552)
Total non-interest expense	(95,771)	(10,358)	(106,129)	—	8,637	(97,492)
Income (loss) before income taxes	242,319	(501)	241,818	557,867	—	799,685
Income tax provision	—	(1,148)	(1,148)	—	—	(1,148)
Net income (loss)	$242,319	$(1,649)	$240,670	$557,867	$—	$798,537

	May 31, 2022
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$30,031,459	$1,178,479	$31,209,938	$—	$(1,158,584)	$30,051,354
Deferred loan origination costs	12,032	—	12,032	—	—	12,032
Loans to members	30,043,491	1,178,479	31,221,970	—	(1,158,584)	30,063,386
Less: Allowance for credit losses	(67,560)	(2,735)	(70,295)	—	2,735	(67,560)
Loans to members, net	29,975,931	1,175,744	31,151,675	—	(1,155,849)	29,995,826
Other assets	1,245,884	97,394	1,343,278	—	(87,722)	1,255,556
Total assets	$31,221,815	$1,273,138	$32,494,953	$—	$(1,243,571)	$31,251,382

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,108,543	$43,632	$1,152,175	$—	$(35,574)	$1,116,601
Interest expense	(702,063)	(35,574)	(737,637)	—	35,574	(702,063)
Derivative cash settlements interest expense	(113,951)	(1,694)	(115,645)	115,645	—	—
Interest expense	(816,014)	(37,268)	(853,282)	115,645	35,574	(702,063)
Net interest income	292,529	6,364	298,893	115,645	—	414,538
Provision for credit losses	(28,507)	(3,163)	(31,670)	—	3,163	(28,507)
Net interest income after provision for credit losses	264,022	3,201	267,223	115,645	3,163	386,031
Non-interest income:
Fee and other income	23,732	5,963	29,695	—	(10,766)	18,929
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(115,645)	—	(115,645)
Derivative forward value gains	—	—	—	621,946	—	621,946
Derivative gains	—	—	—	506,301	—	506,301
Investment securities gains	1,495	—	1,495	—	—	1,495
Total non-interest income	25,227	5,963	31,190	506,301	(10,766)	526,725
Non-interest expense:
General and administrative expenses	(93,085)	(7,849)	(100,934)	—	6,229	(94,705)
Losses on early extinguishment of debt	(1,456)	—	(1,456)	—	—	(1,456)
Other non-interest expense	(1,619)	(1,374)	(2,993)	—	1,374	(1,619)
Total non-interest expense	(96,160)	(9,223)	(105,383)	—	7,603	(97,780)
Income (loss) before income taxes	193,089	(59)	193,030	621,946	—	814,976
Income tax provision	—	(998)	(998)	—	—	(998)
Net income (loss)	$193,089	$(1,057)	$192,032	$621,946	$—	$813,978

	May 31, 2021
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,395,040	$1,127,251	$29,522,291	$—	$(1,107,184)	$28,415,107
Deferred loan origination costs	11,854	—	11,854	—	—	11,854
Loans to members	28,406,894	1,127,251	29,534,145	—	(1,107,184)	28,426,961
Less: Allowance for credit losses	(85,532)	(6,069)	(91,601)	—	6,069	(85,532)
Loans to members, net	28,321,362	1,121,182	29,442,544	—	(1,101,115)	28,341,429
Other assets	1,285,591	106,367	1,391,958	—	(95,024)	1,296,934
Total assets	$29,606,953	$1,227,549	$30,834,502	$—	$(1,196,139)	$29,638,363

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2020
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,143,397	$47,107	$1,190,504	$—	$(39,218)	$1,151,286
Interest expense	(820,841)	(39,466)	(860,307)	—	39,218	(821,089)
Derivative cash settlements interest expense	(54,707)	(1,166)	(55,873)	55,873	—	—
Interest expense	(875,548)	(40,632)	(916,180)	55,873	39,218	(821,089)
Net interest income	267,849	6,475	274,324	55,873	—	330,197
Provision for credit losses	(35,590)	(1,272)	(36,862)	—	1,272	(35,590)
Net interest income after provision for credit losses	232,259	5,203	237,462	55,873	1,272	294,607
Non-interest income:
Fee and other income	28,309	10,796	39,105	—	(16,144)	22,961
Derivative losses:
Derivative cash settlements interest expense	—	—	—	(55,873)	—	(55,873)
Derivative forward value losses	—	—	—	(734,278)	—	(734,278)
Derivative losses	—	—	—	(790,151)	—	(790,151)
Investment securities gains	9,431	—	9,431	—	—	9,431
Total non-interest income	37,740	10,796	48,536	(790,151)	(16,144)	(757,759)
Non-interest expense:
General and administrative expenses	(98,808)	(8,940)	(107,748)	—	6,581	(101,167)
Losses on early extinguishment of debt	(69)	(614)	(683)	—	—	(683)
Other non-interest expense	(25,588)	(8,291)	(33,879)	—	8,291	(25,588)
Total non-interest expense	(124,465)	(17,845)	(142,310)	—	14,872	(127,438)
Income (loss) before income taxes	145,534	(1,846)	143,688	(734,278)	—	(590,590)
Income tax benefit	—	1,160	1,160	—	—	1,160
Net income (loss)	$145,534	$(686)	$144,848	$(734,278)	$—	$(589,430)
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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2022.

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

By:	/s/ J. ANDREW DON	By:	/s/ YU LING WANG
	J. Andrew Don		Yu Ling Wang
	Chief Executive Officer		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
	August 8, 2022		August 8, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Bruce A. Vitosh (President of CFC)	56	2017	2023
David E. Felkel (Vice President of CFC)	61	2018	2024
G. Anthony Norton (Secretary-Treasurer of CFC)	70	2019	2025
Charles A. Abel II (2)	53	2022	2025
Anthony A. Anderson	60	2021	2024(1)
Thomas A. Bailey	80	2019	2025
Kevin M. Bender	63	2020	2023
Robert Brockman (3)	72	2015	2022
Chris D. Christensen	58	2019	2022(1)
Jared Echternach	50	2021	2024
Timothy Eldridge	64	2021	2024
Dennis Fulk	71	2019	2025
Barbara E. Hampton	60	2019	2025
William Keith Hayward	57	2020	2023
Michael Heinen	59	2021	2024
Bradley P. Janorschke	58	2019	2025
Anthony Larson	48	2020	2023
Shane Larson (2)	59	2022	2025
Brent McRae	62	2021	2024
John Metcalf	57	2021	2024
Kendall Montgomery	58	2020	2025
Jeffrey Allen Rehder	56	2020	2024
Mark A. Suggs	65	2020	2023
Marsha L. Thompson	67	2017	2023
Alan W. Wattles (3)	56	2016	2022
____________________________
(1)Pursuant to CFC’s bylaws, NRECA determines the method of director election and length of term for the seat occupied by this director.
(2) Director seated on June 20, 2022.
(3) Director’s term ended on June 20, 2022.

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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Bruce A. Vitosh	56	2022
Vice President and Director	David E. Felkel	61	2022
Secretary-Treasurer and Director	G. Anthony Norton	70	2022
Chief Executive Officer	J. Andrew Don	62	2021
Senior Vice President and Chief Financial Officer	Yu Ling Wang	47	2021
Senior Vice President, Member Services	Joel Allen	56	2014
Senior Vice President and General Counsel	Roberta B. Aronson (2)	64	2014
Senior Vice President and General Counsel	Nathan Howard	46	2022
Senior Vice President and Chief Corporate Affairs Officer	Brad L. Captain	52	2014
Senior Vice President and Chief Risk Officer	Gholam M. Saleh	50	2022
Senior Vice President and Chief Operating Officer	Gary Bradbury	51	2022
Senior Vice President, Strategic Services	Mark Snowden	47	2022
___________________________
(1) Refers to fiscal year.
(2) Retired on March 31, 2022.

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

Mr. Norton has served as a director of Snapping Shoals Electric Membership Corporation in Covington, Georgia, since 1993. Mr. Norton has also served as a director at Georgia Electric Membership Corporation in Tucker, Georgia, since 2009 and Georgia System Operations Corporation in Tucker, Georgia, since 2012. Mr. Norton owned and operated Conyers Pharmacy in Conyers, Georgia, from 1982 to 2018. As a director of Snapping Shoals Electric Membership Corporation, Mr. Norton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Norton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Abel has served as a director of Sangre de Cristo Electric Association in Buena Vista, Colorado since June 2015, served as its treasurer from November 2015 through June 2020 and currently serves as secretary of the board. He has served as director of Tri-State Generation and Transmission in Westminster, Colorado, since April 2019 and is currently on the Finance & Audit Committee and Land & Water Committee. Additionally, Mr. Abel served as director of Western United Electric Supply from April 2017 through April 2019. In addition to being a self-employed Certified Public Accountant, Mr. Abel was employed by High Country Bank as a commercial loan officer from May 2019 through October 2020. Prior to May 2019, he was a majority equity owner and managing principal for Abel & Eggleston, CPAs, LLC since 2008. As a director of Sangre de Cristo Electric Association, Mr. Abel has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Abel has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Anderson has served as the general manager of Cherryland Electric Cooperative in Grawn, Michigan, since 2003. Additionally, Mr. Anderson has served as a director of NRECA in Arlington, Virginia since 2008 and has been its vice president since March 4, 2021. He has also served as director of the Michigan Electric Cooperative Association in Lansing, Michigan, since 2003, and as its vice president since 2016. As the general manager of Cherryland Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bailey has served as a director of Vermont Electric Cooperative in Johnson, Vermont, since January 2004. From 2006 to 2015, Mr. Bailey served as board president of Vermont Electric Cooperative. He has operated a real estate investment business since 2009. As a director of Vermont Electric Cooperative, Mr. Bailey has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bailey has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Eldridge has served as a director of Fleming-Mason Energy Cooperative, Inc. in Flemingsburg, Kentucky, since 2000, and as a director of East Kentucky Power Cooperative, Inc. in Winchester, Kentucky, since 2014. Mr. Eldridge has also been Audit Committee chairman of Fleming-Mason Energy since 2014. He has served as a director of Citizens Bank located in Morehead, Kentucky, since 2013 and served as its Audit Committee chairman throughout that time. Since 2015, Mr. Eldridge has been a member-owner and Certified Public Accountant at Baldwin CPAs, PLLC in Flemingsburg, Kentucky. He has held his Kentucky CPA license since 1986. As a director of Fleming-Mason Energy Cooperative, Inc., Mr. Eldridge has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Eldridge has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mrs. Hampton currently serves as the president and CEO of Georgia Transmission Corporation in Tucker, Georgia, a position she began in January 2021. She served as the senior vice president and CFO of the organization from 2005 until moving to the CEO role. Mrs. Hampton has been a Certified Public Accountant since 1990. As president and CEO of Georgia Transmission Corporation, Mrs. Hampton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Hampton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mrs. Hampton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes her qualified to serve as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and as the chairperson of CFC’s Audit Committee.

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

Mr. Anthony Larson has served as a director of Slope Electric Cooperative, Inc. in New England, North Dakota, since June 2010, and as a director of Upper Missouri Power Cooperative in Sidney, Montana, since April 2000. Mr. Larson has served as an advisory board member of Dakotas America since September 2017, a director of Innovative Energy Alliance since January 2019 and a director of Maintenance Solutions Cooperative since January 2019, each of which provides services to electric cooperatives. In addition to being a self-employed rancher since 1986 and a supervisor at Adams County Soil Conservation District in Hettinger, North Dakota, since February 2020, Mr. Larson was an ambulatory care officer at West River Health Services from August 2016 to September 2019, and an agricultural banker at Dacotah Bank from October 2012 to January 2015. As a director of Slope Electric Cooperative, Inc., Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Shane Larson has served as the CEO of Rock Energy Cooperative in Janesville, Wisconsin, since August 2000. From 2013 to 2022, Mr. Larson served as a director of Federated Rural Electric Insurance Exchange in Shawnee, Kansas. He has also served as a director of Charge EV, LLC in Rosholt, Wisconsin, since 2021 and as its vice chairman in 2021. Mr. Larson served as a director of Wisconsin’s Managers’ Association from 2006 to 2008 and as its president in 2008. He was also a board member of Empower Energy from 2003 until 2004. As a CEO of Rock Energy Cooperative, Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. McRae has served as a director of McCone Electric Cooperative, Inc. in Circle, Montana, since 2009. He also served as an alternate director of Central Montana Electric Power Cooperative, Inc. in Great Falls, Montana, from March 2018 to March 2021. Mr. McRae has served as a director of the Montana Electric Cooperatives’ Association, Inc. in Great Falls, Montana, since 2011 and has served as its board president since 2013. He has been a self-employed rancher since 1989. As a director of McCone Electric Cooperative, Inc., Mr. McRae has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. McRae has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Rehder has served as a director of North West Rural Electric Cooperative in Orange City, Iowa, since 2005, and has served as its board president since 2012. He has served as a director of Rivers Edge Bank, in Marion, South Dakota, since

2007. Since 2007, he has also served as a director of First State Associates, a bank holding company in Hawarden, Iowa, and has served as its chairman since 2012. Since 2010, he has served as president of Rehder Farms Inc. and director of 3R Feedlots Inc. in Hawarden, Iowa. As a director of North West Rural Electric Cooperative, Mr. Rehder has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rehder has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Suggs has served as executive vice president and general manager of Pitt & Greene Electric Membership Cooperative in Farmville, North Carolina, since September 1983. Mr. Suggs has served as a director of North Carolina Electric Membership Corporation in Raleigh, North Carolina, since 1984 and served as its president from 2015 to 2017. He has also served as a director of North Carolina Association of Electric Cooperatives in Raleigh, North Carolina, since 1984 and served as its president from 2010 to 2011. Additionally, Mr. Suggs has served as a director of Tarheel Electric Membership Association in Raleigh, North Carolina, since 1984. As executive vice president and general manager of Pitt & Greene Electric Membership Cooperative, Mr. Suggs has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Suggs has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Thompson has served as a director of Trico Electric Cooperative in Mariana, Arizona, since 2001, and has served as vice president of its board since 2019. Mrs. Thompson also serves as a member of Trico Electric Cooperative’s Audit and Finance Committee and served as its chair from 2013 until 2015. Additionally, Mrs. Thompson has been a director of Grand Canyon State Electric Cooperative Association since 2002 and served as its board president from 2008 to 2010. As vice president of the board and a director of Trico Electric Cooperative, Mrs. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Wattles has been president and chief executive officer of Monroe County Electric Cooperative in Waterloo, Illinois, since 2002. He has been a board member of Southern Illinois Power Cooperative since 2002. As president and chief executive officer of Monroe County Electric Cooperative, Mr. Wattles has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wattles has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Ms. Wang joined CFC in 1999. During her 22-year tenure, Ms. Wang has held various positions within the Company’s finance department. Ms. Wang was named Vice President, Capital Markets in June 2017 after having served as Vice President, Capital Markets Relations since June 2012. Effective May 3, 2021, Ms. Wang became Senior Vice President and Chief Financial Officer.

Mr. Allen joined CFC in 1990. Throughout his career with CFC, Mr. Allen has held various positions. He served as a Director, Portfolio Management through 2010 and as Vice President, Portfolio Management from 2010 until April 2014, when he became Senior Vice President, Member Services.

Ms. Aronson joined CFC in 1995. She served as Vice President and Deputy General Counsel until June 2013. Effective July 1, 2013, Ms. Aronson became Senior Vice President and General Counsel. Prior to joining CFC, Ms. Aronson was a partner at the law firm of Thompson Hine LLP. Ms. Aronson retired from CFC March 31, 2022.

Mr. Howard joined CFC in 2014 as Corporate Counsel in the Legal Services Group. He became Senior Corporate Counsel in 2015 and Assistant General Counsel in December 2020. Effective April 25, 2022, Mr. Howard became Senior Vice

President and General Counsel. Prior to joining CFC, Mr. Howard spent over 10 years as an associate at three large law firms in New York and Washington, D.C. and three years as in-house counsel, including serving as Vice President and General Counsel for Greentech Automotive, a start-up electric vehicle manufacturer, from June 2011 to February 2013.

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

Mr. Saleh first joined CFC in August 1997 in the Treasury and Finance Group. He became the Director of Risk Management before leaving in November 2005 to pursue a career as Director of Asset-Liability Management at CapitalSource Inc., followed by an appointment as Director and Financial Industry Fellow at the Financial Industry Regulatory Authority in Washington, D.C., in October 2009. Mr. Saleh went abroad in December 2010 to focus on international banking examination, financial industry regulation and domestic and regional financial stability prior to returning to CFC in September 2016 as Vice President of Financial Risk Management. Effective June 1, 2021, Mr. Saleh was named Senior Vice President and Chief Risk Officer.

Mr. Bradbury joined CFC in May 2001. He served as Vice President, Internal Audit until June 2021, when he became Senior Vice President, Corporate Services. Effective August 1, 2022, Mr. Bradbury was named Senior Vice President and Chief Operating Officer. Prior to working at CFC, Mr. Bradbury was an Internal Audit Services Manager at PricewaterhouseCoopers from June 1998 to May 2001.

Mr. Snowden joined CFC in April 2022 as Senior Vice President, Strategic Services. Prior to working at CFC, Mr. Snowden served as CEO of Cimarron Electric Cooperative in Kingfisher, Oklahoma, since 2009. He began his career with the cooperative in 1998 in the Member Services department. Mr. Snowden served as a director on the Oklahoma
Association of Electric Cooperatives board from 2009 to 2022, where he chaired the Legislative Committee. In addition, he is a member of the Oklahoma Association of Electric Cooperatives Managers Association, where he served as a past chairman. From 2009 to 2022, he served as an alternate director on the board of Western Farmers Electric Cooperative, and was an active member of the Western Farmers Electric Cooperative Managers Group, serving as a past chairman.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mrs. Hampton (Chairperson), Mr. Eldridge (Vice Chairperson), Mr. Vitosh (Ex Officio), Mr. Bender, Mr. Christensen, Mr. Felkel, Mr. Heinen, Mr. Anthony Larson, Mr. Shane Larson, Mr. McRae, Mr. Montgomery and Mr. Suggs. Mrs. Hampton was designated by the board as an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2022. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2022 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Felkel, Mr. Fulk, Mr. Janorschke, Mrs. Hampton, Mr. Norton, Mr. Suggs and Mr. Vitosh. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The Compensation Committee’s Processes

The Compensation Committee has established a process to assist in ensuring that CFC’s executive compensation program is achieving its objectives. Prior to the start of each fiscal year, the board of directors approves performance measures for the “Corporate Balanced Scorecard,” which is the basis for the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan. The Compensation Committee reviews and assesses the accomplishment of goals as of the end of the fiscal year and determines whether to authorize the payment of incentive compensation. This authorization is then submitted to the full board of directors for ratification.

The CFC Board of Directors adopted a new CEO performance evaluation process in fiscal year 2022. Each board member was provided an opportunity to rate the CEO’s performance and provide feedback on competencies to include strategy, people, external stakeholders and leadership. The President, Vice President and Secretary-Treasurer of the board of directors meet annually with the CEO to review his performance based on the board assessment as well as individual achievements, contribution to CFC’s performance and other leadership accomplishments. In determining the CEO’s base pay, the Compensation Committee subjectively considers the results of the board performance assessment as well as a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant

In fiscal year 2022, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the “Compensation Discussion and Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long-term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. During fiscal year 2022, Mercer US provided the Company services with respect to general compensation data and benefit administration. The decision to engage Mercer US was made by management and approved by the Compensation Committee. The aggregate fees paid to Mercer US for executive compensation services to the Compensation Committee during fiscal year 2022 were $70,000 and the aggregate fees paid to Mercer US for services to the Company with respect to general compensation data and benefit administration during fiscal year 2022 were $228,905.

In fiscal year 2022, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest. The Company does not believe that such additional services impair Mercer’s ability to provide independent advice to the Compensation Committee or otherwise present a conflict of interest.

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

Board Role in Risk Oversight

The board of directors has responsibility for the oversight and strategic direction of CFC’s Enterprise Risk Management (“ERM”) framework. The board of directors has adopted a comprehensive risk-management policy that describes the roles and responsibilities of the board and management within an established framework for identifying and managing risks. The board of directors reviews the risk-management policy annually and updates it accordingly. The board of directors has also developed a risk-management philosophy, which is periodically assessed and, if appropriate, updated. It states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

The board of directors’ policy sets forth the primary objectives of CFC’s ERM, which are to implement a process by which all important risks are identified, measured, assessed, managed and monitored in a comprehensive and effective manner; and to categorically group, inventory, analyze and oversee all relevant risks by way of a structured reporting and analytics framework for the board of directors and senior management.

The ERM framework is intended to provide a holistic view of key risks that may impact CFC’s strategic objectives. ERM provides CFC with a process that allows CFC to become more anticipatory and effective at evaluating and managing uncertainties, objectively and proactively. The ERM process is focused on categorically measuring and assessing key risks across three broad groupings of risk, namely credit risk; financial risk; and operational risk. The process of assessing key risks is actioned quarterly and within the context of CFC’s strategic objectives, mission, values, culture, conservative risk-management philosophy and established risk guidelines. The framework provides a consistent approach for identifying CFC’s key risks and determining appropriate responses in light of the board of directors’ strategic objectives.

The board of directors periodically reviews important trends and emerging developments across key risks as assessed, measured and evaluated by management. The Chief Risk Officer is primarily accountable for the execution of the ERM responsibilities in accordance with established risk limits and guidelines where applicable and as established by corresponding risk owners and in alignment with the risk philosophy of the board of directors. Additionally, management is responsible for periodically evaluating the ERM framework, making regular reports to the board of directors about its evaluation of the ERM framework, and proposing to the board of directors changes to the ERM process to reflect financial industry best practice.

In fulfilling its risk-management oversight duties, the board of directors receives periodic reports on business activities and risk-management activities from management, including but not limited to detailed risk assessment of (i) credit risk including analysis of CFC’s loan portfolio, counterparty credit risk exposure (e.g., derivatives counterparties) and the corporate investment portfolio; (ii) financial risk including analysis of liquidity and funding risk, capital management and leverage, financial performance and interest rate risk; and (iii) operational risk with analysis of cybersecurity, business operations and information technology, compliance, reputational and talent management. The periodic reports to the board of directors from management also include reports from various operating groups (e.g., Member Relations, Treasury Operations, Internal Audit, Information Technology and Legal Services), and committees across the organization (e.g., Corporate Credit Committee, Asset Liability Committee, Investment Management Committee and the Disclosure Committee). Management provides reports to the board of directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing risk at CFC given the ERM framework, management’s responses for the critical business risks identified during the risk assessment process and the status of any gaps or deficiencies, and CFC’s risk profile and trends, as well as emerging risks and opportunities.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Mr. Don, Ms. Wang, Mr. Allen, Ms. Aronson, Mr. Captain and Mr. Saleh) are consistent with those offered to all employees.

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

Compensation Analysis

In fiscal year 2022, Mercer (US), Inc. (“Mercer US”) was engaged by the Compensation Committee to conduct a survey to provide compensation data for the CEO position using 13 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit System and 11 regional banks and financial services companies. After reviewing the activity of the peer group of the prior year, Signature Bank was removed from the peer group based on its asset size.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s November 30, 2021 total assets of $30.0 billion, and included eight companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc.; Nelnet, Inc.; Webster Financial Corporation; Flagstar Bancorp, Inc.; People’s United Financial, Inc.; Hancock Whitney Corporation; Onemain Holdings, Inc.; BankUnited, Inc.; Synovus Financial Corporation; TFS Financial Corporation; and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:
•current base salary;
•target and actual annual incentive paid in fiscal year 2021;
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

Mr. Don was named Chief Executive Officer on May 3, 2021 with a base salary of $1,000,000. Mr. Don’s performance and base pay are reviewed by the Compensation Committee at the end of the fiscal year and changes made to his base pay will be effective June 1, 2022.

As discussed under “Compensation Analysis” above, Mr. Don, in his capacity as the CEO, exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don determined that Ms. Wang, Mr. Allen, Ms. Aronson, Mr. Captain and Mr. Saleh all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way that would typically warrant a merit-based increase in base pay. Ms. Wang did not receive any additional changes to her base pay due to her recent change in role and salary at the beginning of the fiscal year. Mr. Allen, and Mr. Captain received a merit increase and Ms. Aronson received a lump sum bonus in recognition of her performance. Mr. Saleh became the Chief Risk Officer in June 2021 and Mr. Don exercised his judgement to set the annual base pay for Mr. Saleh. The increases and bonus are included in the total compensation table below.

Short-Term Incentive—Our short-term cash incentive program for fiscal year 2022 is a one-year cash incentive that is tied to the annual performance of the organization. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers. The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Over the last 10 years, the actual payout percentage has ranged from 52.5% to 100% of total opportunity, with an average over the 10 years of 87.75%. This equates to a 10-year average payout of 16.65% of base salaries for all employees.
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

The four quadrants for fiscal year 2022, which were the basis for the short-term incentive payment, were Member Portfolios; Financial Ratios; Internal Process; and Member Engagement. For fiscal year 2022, the board of directors established five corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in their role and we meet our internal business plan goals.

The goals for fiscal year 2022 were:
•Member Engagement: One goal focusing on setting strategic initiatives to understand and provide our members with the best-in-class products and services.
•Member Portfolio Management: Two goals supporting our efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•Financial Ratio: One goal supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•Internal Process and Operations: One goal focused on managing CFC’s operating expense levels.

The determination of the extent to which the five goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2022 was confirmed by the board of directors in July 2022. The board determined that five goals were achieved at 100%. Each goal carries a different weight varying between 10% and 30%, resulting in an aggregate payout of 100% of the total opportunity.

In addition to the Corporate Balanced Scorecard approach to the short-term incentive, an individual performance component is being added to the program effective with the plan for fiscal year 2023. This new annual incentive program will provide cash incentive opportunities based upon the level of the position within our base pay structure. Maximum opportunities will range from 26% to 40% of base pay. Named executive officers will be eligible to receive annual cash incentive compensation up to 40% of their base pay. A portion of their earned incentive will be paid that fiscal year and a portion will vest after an additional two years of service.

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

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle by the payout value assigned to the target rating level. For the program cycle ending May 31, 2022, the target rating level was “A+ Stable,” which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for fiscal year 2020, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of fiscal year 2020 base pay.

The following table presents the potential payout values for performance units awarded for the program cycles that end on May 31, 2022, May 31, 2023 and May 31, 2024.

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

As of May 31, 2022, there were three active long-term incentive plans in which named executive officers were participants. Performance units issued to all named executive officers in fiscal year 2020 had a payout value based on our issuer credit ratings in place on May 31, 2022. Those ratings were at an average numerical level of one.

Coinciding with the implementation of the new annual incentive plan effective June 1, 2022, payout values for the performance units issued to all named executive officers in fiscal years 2021 and 2022 have been frozen at $20 per performance unit. These plans will pay out on a quarterly basis during the fiscal year in which they were originally eligible to pay out. The long-term incentive plan program will end effective May 21, 2022 and will be replaced by the vesting component of the new annual incentive plan.

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2022 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We have a Pension Restoration Plan (“PRP”) and an Executive Benefit Restoration Plan (“EBR”). The PRP is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The PRP restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The PRP was frozen as of December 31, 2014 and had one remaining participant in fiscal year 2022. We then established the EBR to provide a similar benefit to a select group of management. A named executive officer may participate in the PRP or the EBR. Unlike the Retirement Security Plan, the PRP and the EBR are unfunded, unsecured obligations of CFC and are not qualified for tax purposes. Four of the named executive officers are participants in the EBR.

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

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2022 cap for contributions is $20,500. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Don are limited to an annual automobile allowance and an annual spousal air travel allowance to permit Mr. Don’s spouse to accompany him on business travel. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2022, the board of directors authorized an aggregate of $25,000 to cover these two allowances.

Severance/Change-in-Control Agreements

Mr. Don has an executive agreement with CFC under which he may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of his severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. No other named executive officers have termination or change-in-control agreements. For more information on these severance arrangements, see “Termination of Employment and Change-in-Control Arrangements” below.

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

Submitted by the Compensation Committee:
David E. Felkel
Dennis R. Fulk
Bradley P. Janorschke
Barbara E. Hampton
G. Anthony Norton
Mark A. Suggs
Bruce A. Vitosh

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2022, 2021 and 2020 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total

J. Andrew Don	2022	$1,000,000	$—	$274,680	$938,523	$33,580	$2,246,783
Chief Executive	2021	560,166	—	156,500	624,196	8,241	1,349,103
Officer	2020	493,500		155,015	648,386	7,296	1,304,197

Yu Ling Wang	2022	400,000	—	112,700	122,940	11,263	646,903
Senior Vice President	2021	278,285	—	66,150	272,437	8,033	624,905
and Chief Financial
Officer

Joel Allen	2022	462,000	—	135,300	262,385	8,983	868,668
Senior Vice President,	2021	420,000	—	117,750	709,253	8,400	1,255,403
Member Services	2020	396,000	—	122,383	788,933	7,400	1,314,716

Brad Captain	2022	426,000	—	124,000	226,343	6,258	782,601
Senior Vice President,
and Chief Corporate
Affairs Officer

Gholam M. Saleh	2022	385,000	—	109,570	71,783	10,485	576,838
Senior Vice President
and Chief Risk Officer

Roberta B. Aronson(5)	2022	398,333	15,000	120,391	—	74,525	608,249
Senior Vice President	2021	478,000	—	133,645	—	5,925	617,570
and General Counsel	2020	451,000	—	139,306	591,013	5,942	1,187,261

____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2022 can be found in “Elements of Compensation” in “Compensation Discussion and Analysis” above.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in “Compensation Discussion and Analysis” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA. Ms. Aronson’s change in pension value was negative for fiscal year 2022 and is not included in total compensation.
(4) For Mr. Don for fiscal year 2022, includes perquisites comprising Mr. Don’s automobile allowance and his spousal air travel allowance. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Miss Nickodem (Mr. Don’s spouse) during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.
(5) Ms. Aronson retired March 31, 2022.

The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-Term Incentive Plan	Long-Term Incentive Plan

J. Andrew Don	2022	$250,000	$24,680
	2021	133,000	23,500
	2020	109,495	45,520

Yu Ling Wang	2022	100,000	12,700
	2021	54,150	12,000

Joel Allen	2022	115,500	19,800
	2021	99,750	18,000
	2020	87,863	34,520

Brad Captain	2022	106,500	17,500

Gholam M. Saleh	2022	96,250	13,320

Roberta B. Aronson	2022	99,185	21,206
	2021	113,525	20,120
	2020	100,066	39,240

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2022.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Target	Maximum	Estimated Actual (1)
J. Andrew Don
Long-Term Incentive Plan	June 1, 2020	$130,800	$196,200	$26,160
Long-Term Incentive Plan	June 1, 2021	250,000	375,000	50,000
Short-Term Incentive Plan (2)		250,000	250,000	250,000
Yu Ling Wang
Long-Term Incentive Plan	June 1, 2020	67,000	100,500	13,400
Long-Term Incentive Plan	June 1, 2021	100,000	150,000	20,000
Short-Term Incentive Plan (2)		100,000	100,000	100,000
Joel Allen
Long-Term Incentive Plan	June 1, 2020	105,000	157,500	21,000
Long-Term Incentive Plan	June 1, 2021	115,500	157,500	23,100
Short-Term Incentive Plan (2)		115,500	115,500	115,500
Brad Captain
Long-Term Incentive Plan	June 1, 2020	92,700	139,050	18,540
Long-Term Incentive Plan	June 1, 2021	106,500	159,750	21,300
Short-Term Incentive Plan (2)		106,500	106,500	106,500
Gholam M. Saleh
Long-Term Incentive Plan	June 1, 2020	68,200	102,300	13,640
Long-Term Incentive Plan	June 1, 2021	96,300	144,450	19,260
Short-Term Incentive Plan (2)		96,250	96,250	96,250
Roberta B. Aronson
Long-Term Incentive Plan	June 1, 2020	119,500	179,250	23,900
Long-Term Incentive Plan	June 1, 2021	119,500	179,250	23,900
Short-Term Incentive Plan (2)		119,500	119,500	99,185
___________________________
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of A+ stable as of the end of the respective fiscal years. These Long-Term Incentive Plans were frozen at a unit value of $20 and will be paid out at that value in the respective years in which they are due based on the plan documents. Estimated actual payouts are calculated based on this value. See the “Compensation Discussion and Analysis” above for further information on these incentive plans.
(2) Target and maximum payouts represent 25% of May 31, 2022 base salary. For the payout earned under the fiscal year 2022 Short-Term Incentive Plan, see the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above.
(3) Ms. Aronson’s Short-Term Incentive payment is prorated for actual time worked. She retired on March 31, 2022.

Employment Contracts

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

CFC also offers an EBR. Four of the named executive officers participate in the EBR. The purpose of this plan is to increase the retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The EBR restores the value of the Retirement Security Plan for the participating officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place.

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

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2022, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
J. Andrew Don	NRECA Retirement Security Plan	21.66	$2,854,365	$1,437,198
Yu Ling Wang	NRECA Retirement Security Plan	20.66	1,154,256	—
Joel Allen	NRECA Retirement Security Plan	30.66	3,591,774	—
Brad Captain	NRECA Retirement Security Plan	21.33	1,926,325	—
Gholam M. Saleh	NRECA Retirement Security Plan	5.75	71,783	—
Roberta B. Aronson	NRECA Retirement Security Plan	—	—	333,048
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2022, as provided by the plan administrator, NRECA, using interest rates ranging from 1.94% to 3.09% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2022 were as a result of named executive officers no longer being at risk of forfeiture with respect to these amounts provided under the EBR plan for Mr. Don. Ms. Aronson received distributions due to her vesting and retirement on March 31, 2022. Mr. Captain and Mr. Allen continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2022 cap for contributions is $20,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2022.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
J. Andrew Don	$49,500	$—	$(19,382)	$—	$174,368
Yu Ling Wang	19,500	—	3	—	19,503
Joel Allen	—	—	—	—	—
Brad Captain	19,500	—	(119,482)	—	1,006,835
Gholam M. Saleh	—	—	—	—	—
Roberta B. Aronson	15,417	—	(13,935)	—	212,207
___________________________
(1)Executive contributions are also included in the fiscal year 2021 Salary column in the “Summary Compensation Table” above.

Termination of Employment and Change-in-Control Arrangements

Mr. Don has an executive agreement with CFC under which he may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

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

Assuming a triggering event on May 31, 2022, the compensation payable to Mr. Don for termination without cause would be $2,500,000. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

Chief Executive Officer Pay Ratio

The fiscal year 2022 compensation ratio of the median annual total compensation of all of our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$170,740
Annual total compensation of J. Andrew Don, Chief Executive Officer	2,246,783
Ratio of the median annual total compensation of all employees to the annual total compensation of J. Andrew Don, Chief Executive Officer	13.59:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2022. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2022 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

Below is a summary of the total compensation earned by each of CFC’s directors during the fiscal year ended May 31, 2022.

Name	Total Fees Earned
Alan W. Wattles	$70,000
Anthony A. Anderson	60,000
Anthony Larson	65,000
G. Anthony Norton	65,000
Barbara E. Hampton	65,000
Bradley P. Janorschke	60,000
Brent McRae	60,000
Bruce A. Vitosh	70,000
Chris D. Christensen	60,000
David E. Felkel	70,000
Dennis Fulk	65,000
Jared Echternach	60,000
Jeffrey Allen Rehder	60,000
John Metcalf	60,000
Kendall Montgomery	60,000
Kevin M. Bender	60,000
Mark A. Suggs	60,000
Marsha L. Thompson	60,000
Michael J. Heinen	60,000
Robert Brockman	60,000
Thomas A. Bailey	60,000
Timothy Eldridge	60,000
William Keith Hayward	60,000

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation related to executive compensation during the fiscal year ended May 31, 2022.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2022 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Gary Bradbury
Senior Vice President, Corporate Services	$526,126

Nathan Howard
Senior Vice President and General Counsel	355,694

Mark Snowden
Senior Vice President, Strategic Services	216,635

Graceann Clendenen
Senior Vice President and Chief Administrative Officer	289,209

John M. Borak
Senior Vice President, Credit Risk Management	379,575

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2022. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Thomas A. Bailey	Kevin M. Bender	Robert Brockman
Chris D. Christensen	Jared Echternach	Timothy Eldridge
David E. Felkel	Dennis Fulk	Barbara E. Hampton
Doyle Jay Hanson(1)	Jimmy A. LaFoy(1)	Anthony Larson
Brent McRae	John Metcalf	Kendall Montgomery
G. Anthony Norton	Jeffrey Allen Rehder	Bradley J. Schardin(1)
Mark A. Suggs	Marsha L. Thompson	Bruce A. Vitosh
____________________________
(1) This director served during fiscal year 2022; however, he was no longer a director as of June 14, 2021.

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2022 and 2021. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to the Company, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the U.S. Securities and Exchange Commission. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2022 and 2021, including fees for the 2022 and 2021 audits. All services for fiscal years 2022 and 2021 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2022	2021
Description of fees:
Audit fees(1)	$1,811	$1,861
Tax fees(2)	27	22
All other fees(3)	12	55
Total	$1,850	$1,938
____________________________
(1) Audit fees for fiscal years 2022 and 2021 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC and NCSC. Audit fees for fiscal years 2022 and 2021 also include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) All other fees for fiscal years 2022 and 2021 consist of fees for certain agreed-upon procedures.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	91
	Consolidated Statements of Operations for the Years Ended May 31, 2022, 2021 and 2020	94
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2022, 2021 and 2020	95
	Consolidated Balance Sheets as of May 31, 2022 and 2021	96
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2022, 2021 and 2020	97
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2022, 2021 and 2020	98
	Notes to Consolidated Financial Statements	100

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by CFC’s members on August 14, 2020. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on October 15, 2020.
4.1	—	Description of Securities.
4.2	—	Form of Capital Term Certificate.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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

10.17	—
Amendment No. 5 dated as of June 7, 2021 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2024. Incorporated by reference to Exhibit 10.17 to our Form 10-K filed on July 30, 2021.

10.18	—
Amendment No. 5 dated as of June 7, 2021 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2025. Incorporated by reference to Exhibit 10.18 to our Form 10-K filed on July 30, 2021.

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
Series S Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of November 4, 2021 for up to $550,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed January 14, 2022.

10.48	—
Series S Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 4, 2021 for up to $550,000,000 maturing on July 15, 2026. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed January 14, 2022.

Exhibit No.		Description
10.49	—
Eighth Amended, Restated and Consolidated Pledge Agreement dated as of November 4, 2021 between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed January 14, 2022.

10.50	—
Eighth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 4, 2021 between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed January 14, 2022.

10.51	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

10.52	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.53	—
Second Amended and Restated First Supplemental Note Purchase Agreement dated February 26, 2018 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.01 to our Form 10-Q filed on April 11, 2018.

10.54	—
Third Amended and Restated First Supplemental Note Purchase Agreement dated May 20, 2021 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.52 to our Form 10-K filed on July 30, 2021.

10.55*	—	Fourth Amended and Restated First Supplemental Note Purchase Agreement dated June 15, 2022 for up to $6,000,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
10.56	—
Second Amended, Restated and Consolidated Pledge Agreement dated July 31, 2015, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.48 to our Form 10-K filed on August 26, 2015.

10.57	—
Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 14, 2015.

10.58	—
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 8th day of August 2022.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ J. ANDREW DON
J. Andrew Don
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. ANDREW DON	Chief Executive Officer	August 8, 2022
J. Andrew Don

/s/ YU LING WANG	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2022
Yu Ling Wang

/s/ BRUCE A. VITOSH	President and Director	August 8, 2022
Bruce A. Vitosh

/s/ DAVID E. FELKEL	Vice President and Director	August 8, 2022
David E. Felkel

/s/ G. ANTHONY NORTON	Secretary-Treasurer and Director	August 8, 2022
G. Anthony Norton

/s/ CHARLES A. ABEL II	Director	August 8, 2022
Charles A. Abel II

/s/ ANTHONY A. ANDERSON	Director	August 8, 2022
Anthony A. Anderson

/s/ THOMAS A. BAILEY	Director	August 8, 2022
Thomas A. Bailey

	Director	August 8, 2022
Kevin M. Bender

/s/ CHRIS D. CHRISTENSEN	Director	August 8, 2022
Chris D. Christensen

/s/ JARED ECHTERNACH	Director	August 8, 2022
Jared Echternach

/s/ TIMOTHY ELDRIDGE	Director	August 8, 2022
Timothy Eldridge

/s/ DENNIS FULK	Director	August 8, 2022
Dennis Fulk

/s/ BARBARA E. HAMPTON	Director	August 8, 2022
Barbara E. Hampton

/s/ WILLIAM KEITH HAYWARD	Director	August 8, 2022
William Keith Hayward

/s/ MICHAEL HEINEN	Director	August 8, 2022
Michael Heinen

/s/ BRADLEY P. JANORSCHKE	Director	August 8, 2022
Bradley P. Janorschke

/s/ ANTHONY LARSON	Director	August 8, 2022
Anthony Larson

/s/ SHANE LARSON	Director	August 8, 2022
Shane Larson

/s/ BRENT MCRAE	Director	August 8, 2022
Brent McRae

/s/ JOHN METCALF	Director	August 8, 2022
John Metcalf

/s/ KENDALL MONTGOMERY	Director	August 8, 2022
Kendall Montgomery

/s/ JEFFREY ALLEN REHDER	Director	August 8, 2022
Jeffrey Allen Rehder

/s/ MARK A. SUGGS	Director	August 8, 2022
Mark A. Suggs

/s/ MARSHA L. THOMPSON	Director	August 8, 2022
Marsha L. Thompson