Form 10-Q
period 2022-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2022-10-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	12
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	14
4	Non-Interest Income	16
5	Derivative Gains (Losses)	17
6	Derivatives—Average Notional Amounts and Interest Rates	18
7	Comparative Swap Curves	19
8	Non-Interest Expense	20
9	Debt—Total Debt Outstanding	23
10	Debt—Member Investments	24
11	Equity	25
12	Loans—Loan Portfolio Security Profile	28
13	Loans—Loan Exposure to 20 Largest Borrowers	29
14	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	32
15	Available Liquidity	34
16	Liquidity Coverage Ratios	35
17	Committed Bank Revolving Line of Credit Agreements	36
18	Short-Term Borrowings—Funding Sources	38
19	Long-Term and Subordinated Debt—Issuances and Repayments	39
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	39
21	Collateral Pledged	40
22	Loans—Unencumbered Loans	40
23	Liquidity—Projected Long-Term Sources and Uses of Funds	41
24	Credit Ratings	42
25	Interest Rate Sensitivity Analysis	44
26	LIBOR-Indexed Financial Instruments	45
27	Adjusted Net Income	46
28	TIER and Adjusted TIER	47
29	Adjusted Liabilities and Equity	47
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	48
31	Members’ Equity	48

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

CFC is a member-owned, nonprofit finance cooperative association with a principal purpose of providing financing to its members to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems of providing reliable, affordable power to the customers they service. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. Because CFC is a tax-exempt cooperative, we cannot issue equity securities as a source of funding. CFC’s primary funding sources consist of a combination of public and private issuances of debt securities, member investments and retained equity. NCSC is a member-owned taxable cooperative that is permitted to provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T member-owned cooperative association. RTFC’s principal purpose is to provide financing to its rural telecommunications members and their affiliates. See “Item 1. Business” in our 2022 Form 10-K for additional information on the business structure, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The CFC business segment has historically accounted for the substantial majority of our consolidated loans and total revenue. Consolidated loans to members totaled $30,687 million as of August 31, 2022, of which 96% was attributable to CFC. We generated consolidated total revenue, which consists of consolidated net interest income and consolidated fee and other income, of $102 million for the three months ended August 31, 2022 (“current quarter”), of which approximately 97% was attributable to CFC. In comparison, we generated consolidated total revenue of $112 million for the three months ended August 31, 2021 (“same prior-year quarter”). We provide additional financial information on our business segments in “Note 14—Business Segments.”

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing material information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2022 (“fiscal year 2022”) included in our 2022 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2022 Form 10-K, as well as additional information contained elsewhere in this Report.

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three months ended August 31, 2022 and 2021, and as of August 31, 2022 and May 31, 2022.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended
	August 31,
(Dollars in thousands)	2022	2021	Change
Statement of operations
Net interest income:
Interest income	$306,978	$283,268	8%
Interest expense	(209,468)	(174,777)	20
Net interest income	97,510	108,491	(10)
Fee and other income	4,056	3,941	3
Total revenue	101,566	112,432	(10)
Provision for credit losses	(3,496)	(4,003)	(13)
Derivative gains (losses):
Derivative cash settlements interest expense(2)	(10,785)	(27,563)	(61)
Derivative forward value gains (losses)(3)	104,372	(144,600)	**
Derivative gains (losses)	93,587	(172,163)	**
Other non-interest income	(3,679)	(2,225)	65
Operating expenses(4)	(25,519)	(24,210)	5
Other non-interest expense	(322)	(256)	26
Income (loss) before income taxes	162,137	(90,425)	**
Income tax benefit (provision)	(263)	93	**
Net income (loss)	$161,874	$(90,332)	**

Adjusted statement of operations measures
Interest income	$306,978	$283,268	8%
Interest expense	(209,468)	(174,777)	20
Include: Derivative cash settlements interest expense(2)	(10,785)	(27,563)	(61)
Adjusted interest expense(5)	(220,253)	(202,340)	9
Adjusted net interest income(5)	$86,725	$80,928	7

Net income (loss)	$161,874	$(90,332)	**
Exclude: Derivative forward value gains (losses)(3)	104,372	(144,600)	**
Adjusted net income(5)	$57,502	$54,268	6

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.77	0.48	269%
Adjusted TIER(5)	1.26	1.27	(1)
Net interest yield(7)	1.24%	1.47%	(23)	bps
Adjusted net interest yield(5)(8)	1.10	1.09	1

Credit quality ratios
Net charge-off rate(9)	—	—	—

(Dollars in thousands)	August 31, 2022	May 31, 2022	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$240,552	$161,114	49%
Investment securities	598,331	599,904	—
Loans to members(10)	30,687,331	30,063,386	2
Allowance for credit losses	(71,056)	(67,560)	5
Loans to members, net	30,616,275	29,995,826	2
Total assets	32,082,294	31,251,382	3
Liabilities and equity:
Short-term borrowings	5,270,826	4,981,167	6
Long-term debt	21,867,456	21,545,440	1
Subordinated deferrable debt	986,571	986,518	—
Members’ subordinated certificates	1,236,528	1,234,161	—
Total debt outstanding	29,361,381	28,747,286	2
Total liabilities	29,835,359	29,109,413	2
Total equity	2,246,935	2,141,969	5

Adjusted balance sheet measures
Adjusted total liabilities(5)	$27,352,953	$26,629,324	3%
Adjusted total equity(5)	4,273,578	4,270,476	—
Members’ equity(5)	2,018,998	2,019,952	—

Debt ratios
Debt-to-equity ratio(11)	13.28	13.59	(2)%
Adjusted debt-to-equity ratio(5)	6.40	6.24	3
Liquidity coverage ratio(12)	1.01	0.99	2

Credit quality ratios
Nonperforming loans ratio(13)	0.71%	0.76%	(5)	bps
Criticized loans ratio(14)	1.60	1.65	(5)
Allowance coverage ratio(15)	0.23	0.22	1
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $12 million as of both August 31, 2022 and May 31, 2022.
(11)Calculated based on total liabilities at period end divided by total equity at period end.
(12)Calculated based on available liquidity at period end, divided by the amount of maturing debt obligations over the next 12 months at period end, as of each respective date.
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

Financial Performance

Reported Results

We reported net income of $162 million and TIER of 1.77 for the current quarter, compared with net loss of $90 million and TIER of 0.48 for the same prior-year quarter. The significant variances between our reported results for the current quarter and the same prior-year quarter are attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 13.28 as of August 31, 2022, from 13.59 as of May 31, 2022, primarily due to an increase in equity resulting from our reported net income of $162 million for the current quarter, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

The variance of $252 million between our reported net income of $162 million for the current quarter and our reported net loss of $90 million for the same prior-year quarter was driven by a favorable shift in the change in the fair value of our derivatives of $266 million, partially offset by a decrease in net interest income of $11 million. We recorded derivative gains of $94 million for the current quarter, attributable to increases in interest rates across the entire swap curve. In comparison, we recorded derivative losses of $172 million for the same prior-year quarter, attributable to a decrease in the net fair value of our swap portfolio resulting from decreases in medium- and longer-term swap interest rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

The decrease in net interest income of $11 million, or 10%, to $98 million for the current quarter was attributable to a decrease in the net interest yield of 23 basis points, or 16%, to 1.24%, partially offset by an increase in average interest-earning assets of $1,843 million, or 6%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 32 basis points to 2.85%, partially offset by an increase in the average yield on our interest-earning assets of 7 basis points to 3.90% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.19%. The increase in average interest-earning assets was primarily driven by growth in average total loans.

The increases in the average cost of borrowings and average yield on interest-earning assets were driven by the higher interest rates on our short-term and variable-rate borrowings and line of credit and variable-rate loans attributable to an overall increase in the short-term interest rate of 225 basis points since August 31, 2021. On March 16, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC further raised the target range for the federal funds rate at each of its meetings held in May, June and July 2022, with the federal funds rate reaching a target range of 2.25% to 2.50% as of August 31, 2022.

Non-GAAP Adjusted Results

Adjusted net income totaled $58 million and adjusted TIER was 1.26 for the current quarter, compared with adjusted net income of $54 million and adjusted TIER of 1.27 for the same prior-year quarter. The adjusted TIER for both current quarter and the same-prior year quarter was well above our target of 1.10. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.40 as of August 31, 2022 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current-quarter adjusted net income.

The increase in adjusted net income of $4 million to $58 million for the current quarter, from $54 million for the same prior-year quarter was due primarily to an increase in adjusted net interest income of $6 million, partially offset by an increase in operating expenses of $1 million and an increase in losses recorded on our investment securities of $1 million, primarily due to period-to-period market fluctuations in fair value. The increase in adjusted net interest income of $6 million, or 7%, to $87 million, was attributable primarily to an increase in average interest-earning assets of $1,843 million, or 6%. As mentioned above, the increase in average interest-earning assets was primarily driven by growth in average total loans.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $30,687 million as of August 31, 2022, an increase of $624 million, or 2%, from May 31, 2022, reflecting net increases in long-term and line of credit loans of $380 million and $244 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC loans and RTFC loans of $400 million, $200 million, $5 million, $17 million and $2 million, respectively.

Long-term loan advances totaled $815 million during the current quarter, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $727 million during the same prior-year quarter, of which approximately 62% was provided to members for capital expenditures and approximately 35% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. Of the $815 million total long-term loans advanced during the current quarter, $747 million were fixed-rate loan advances with a weighted average fixed-rate term of 21 years.

Of the total long-term loans advanced for capital expenditures during the current quarter, approximately $151 million was to provide funding for CFC electric distribution cooperative members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $1,719 million as of August 31, 2022, from approximately $1,647 million as of May 31, 2022.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2022. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $30,205 million and $29,584 million as of August 31, 2022 and May 31, 2022, respectively, represented approximately 98% of total loans outstanding as of each respective date. Of our total loans outstanding, 93% were secured as of both August 31, 2022 and May 31, 2022.

We had no loan charge-offs during the current quarter, nor during the same prior-year quarter. We had loans to the same three CFC electric power supply borrowers totaling $218 million and $228 million classified as nonperforming as of August 31, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.71% and 0.76% of total loans outstanding as of August 31, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $10 million during the current quarter was due to payments received on one of the nonperforming loans.

Loans outstanding to Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”) accounted for $114 million of our total nonperforming loans as of both August 31, 2022 and May 31, 2022, of which $65 million was unsecured and $49 million was secured as of each respective date. These nonperforming loans were attributable to the borrowers’ respective bankruptcy filings as a result of the impact of elevated wholesale electric power costs in Texas during the February 2021 polar vortex. We believe our exposure to the significant adverse financial impact on some electric utilities from this event is now limited to loans outstanding to these two borrowers. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos qualifies for the Texas-enacted financing program and has stated that it expects the proceeds of such a securitization to fund a portion of their plan of reorganization. See section “Credit Risk—Credit Quality Indicators—Nonperforming Loans” below for additional information on Brazos and Brazos Sandy Creek.

Our allowance for credit losses and allowance coverage ratio increased slightly to $71 million and 0.23%, respectively, as of August 31, 2022, from $68 million and 0.22%, respectively, as of May 31, 2022. The increase in the allowance for credit losses of $3 million reflected an increase in the collective and asset-specific allowance of $1 million and $2 million, respectively.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses in the sections “Critical Accounting Estimates,” “Credit Risk—Credit Quality Indicators” and “Credit Risk—Allowance for Credit Losses,” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $614 million, or 2%, to $29,361 million as of August 31, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,279 million as of August 31, 2022 was within our quarter-end target range. We provide additional information on our financing activities during the current quarter in the “Consolidated Balance Sheet Analysis—Debt” section of this Report.

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. Table 24 presents our credit ratings for each CFC debt product type as of August 31, 2022, which remain unchanged as of the date of this Report, in the “Liquidity Risk—Credit Ratings” section of this Report.

Liquidity

In addition to cash on hand, our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreements with the Federal

Agricultural Mortgage Corporation (“Farmer Mac”) and proceeds from debt issuances to our members and in the public capital markets. Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the private placement and public capital markets.

As of August 31, 2022, our available liquidity totaled $7,345 million, consisting of: (i) cash and cash equivalents of $232 million; (ii) investments in debt securities with an aggregate fair value of $562 million, which is subject to change based on market fluctuations; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $975 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,979 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions. In addition to our existing available liquidity of $7,345 million as of August 31, 2022, we expect to receive $1,503 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,282 million as of August 31, 2022, consisting of short-term borrowings of $5,271 million and long-term and subordinated debt of $2,011 million. The short-term borrowings scheduled maturity amount of $5,271 million consists of member investments of $3,992 million and dealer commercial paper of $1,279 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,011 million consist of debt maturities and scheduled debt payment amounts.

Our available liquidity of $7,345 million as of August 31, 2022 was $63 million in excess of our total scheduled debt obligations over the next 12 months of $7,282 million. We believe we can continue to roll over our member short-term investments of $3,992 million as of August 31, 2022, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,650 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,503 million from scheduled long-term loan principal payments over the next 12 months. Our available liquidity of $7,345 million as of August 31, 2022 was $4,055 million in excess of, or 2.2 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,290 million.

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

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending February 29, 2024, in the “Liquidity Risk” section of this Report.

COVID-19

We believe that the COVID-19 pandemic has not adversely affected our primary objective of providing our members with the credit products they need to fund their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date. To date, we believe that the pandemic has not had a significant negative impact on the overall financial performance and credit quality of our members.

CFC has been able to maintain business continuity throughout the pandemic and has experienced no pandemic-related employee furloughs or layoffs. Although most health and safety restrictions in response to COVID-19 have been lifted, we cannot predict the potential future impact that the COVID-19 pandemic may have on our operations and financial performance, or the specific ways the pandemic may uniquely impact our members. We provide additional information on actions taken in response to the pandemic to protect the safety and health of our employees under “Item 1. Business—Human Capital Management” and “Item 7. MD&A—Executive Summary” in our 2022 Form 10-K. We discuss the potential adverse impact of natural disasters, including weather-related events such as the February 2021 polar vortex, and widespread health emergencies, such as COVID-19, on our business, results of operations, financial condition and liquidity under “Item 1A. Risk Factors—Operations and Business Risks” in our 2022 Form 10-K.

Electric Cooperative Industry Trends and Developments

We believe there are emerging developments and trends in the electric cooperative sector that may present opportunities as well as challenges for our electric cooperative members. These trends include: (i) expanded investments by some electric cooperatives to deploy broadband services to their members; (ii) inflation and supply chain disruptions; (iii) an increased focus on enhancing electric system resiliency and reliability; (iv) evolving relationships between some electric cooperative power supply systems and electric cooperative distribution systems to increase investments in renewable power supply; and (v) growing support of beneficial electrification strategies to reduce overall carbon emissions, while also providing benefits to cooperative members. We provide additional information on these emerging developments and trends in the electric cooperative sector in “Item 7. MD&A—Executive Summary” in our 2022 Form 10-K.

On August 16, 2022, the U.S. Inflation Reduction Act (the “IRA”) was signed into law and it includes opportunities for electric cooperatives to fund clean energy projects such as solar, wind, stand-alone energy storage, carbon capture, and nuclear energy by allowing these entities to treat certain credits as direct payment rather than as a credit against their federal income tax liabilities. The IRA also provides nearly $10 billion in grants and loans specifically for electric cooperatives to invest in clean energy projects and related infrastructure.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,264 million over the next 12 months. On September 22, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate by 75 basis points, with the federal funds rate reaching a target range of 3.00% to 3.25%. The FOMC also signaled an expectation of ongoing increases in the federal funds rate at each of its remaining two meetings in 2022, and pointed to a consensus target rate of 4.40% by December 31, 2022, an increase from its June 2022 estimated target rate of 3.40%, stating its objective of returning the inflation rate to 2%. The yield curve has flattened throughout 2022, and has been inverted since June 2022, as shorter-term rates rose above longer-term rates, attributable to the increase in the target range for the federal funds rate by the FOMC. The consensus market outlook for interest rates as of September 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining inverted until the first calendar quarter of 2024. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the prior 12-month period ended August 31, 2022. We also expect a modest decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended August 31, 2022, due to an anticipated significant reduction in our derivative net periodic cash settlements expense, as short-term interest rates rise and thereby reduce our adjusted cost of borrowings.

We expect that our adjusted net income and adjusted TIER will decrease slightly over the next 12 months, primarily attributable to our projected modest decrease in adjusted net interest income. We believe that our adjusted debt-to-equity ratio will remain elevated above our target threshold of 6.00-to-1 due to a projected increase in total debt outstanding to fund anticipated growth in our loan portfolio. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP adjusted measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures or directional guidance for the most directly comparable GAAP measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of August 31, 2022. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported adjusted debt-to-equity ratio.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio—Current Methodology” in our 2022 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses of $68 million as of May 31, 2022 under “Item 7. MD&A—Critical Accounting Estimates” in our 2022 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

Our allowance for credit losses and allowance coverage ratio increased slightly to $71 million and 0.23%, respectively, as of August 31, 2022, from $68 million and 0.22%, respectively, as of May 31, 2022. The increase in allowance for credit losses of $3 million reflected an increase in the collective and asset-specific allowance of $1 million and $2 million, respectively.

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as a critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2022 Form 10-K. We provide additional information on the allowance for credit losses under the section “Credit Risk—Allowance for Credit Losses” and in “Note 5—Allowance for Credit Losses” of this Report.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended August 31, 2022 and August 31, 2021. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of August 31, 2022 and amounts reported as of May 31, 2022. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three months ended August 31, 2022 and 2021, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$27,106,843	$276,125	4.04%	$25,446,598	$263,085	4.10%
Long-term variable-rate loans	760,386	6,871	3.59	763,746	4,278	2.22
Line of credit loans	2,309,773	19,879	3.41	2,141,864	11,621	2.15
Troubled debt restructuring (“TDR”) loans..	9,133	178	7.73	9,925	192	7.67
Nonperforming loans	224,780	—	—	233,641	—	—
Other, net(2)	—	(373)	—	—	(357)	—
Total loans	30,410,915	302,680	3.95	28,595,774	278,819	3.87
Cash and investment securities	782,101	4,298	2.18	754,485	4,449	2.34
Total interest-earning assets	$31,193,016	$306,978	3.90%	$29,350,259	$283,268	3.83%
Other assets, less allowance for credit losses(3)	696,468			544,647
Total assets(3)	$31,889,484			$29,894,906

Liabilities:
Commercial paper	$2,855,770	$14,613	2.03%	$2,523,651	$2,148	0.34%
Other short-term borrowings	2,171,205	9,596	1.75	1,967,482	1,245	0.25
Short-term borrowings(4)	5,026,975	24,209	1.91	4,491,133	$3,393	0.30
Medium-term notes	5,868,605	35,915	2.43	4,315,374	25,772	2.37
Collateral trust bonds	6,914,496	61,567	3.53	7,193,391	63,142	3.48
Guaranteed Underwriter Program notes payable	6,085,954	41,996	2.74	6,248,775	43,570	2.77
Farmer Mac notes payable	3,007,523	19,375	2.56	2,954,384	12,341	1.66
Other notes payable	4,716	28	2.36	8,241	48	2.31
Subordinated deferrable debt	986,536	12,888	5.18	986,332	12,882	5.18
Subordinated certificates	1,233,856	13,490	4.34	1,253,971	13,629	4.31
Total interest-bearing liabilities	$29,128,661	$209,468	2.85%	$27,451,601	$174,777	2.53%
Other liabilities(3)	582,764			1,091,762
Total liabilities(3)	29,711,425			28,543,363
Total equity(3)	2,178,059			1,351,543
Total liabilities and equity(3)	$31,889,484			$29,894,906
Net interest spread(5)			1.05%			1.30%
Impact of non-interest bearing funding(6)			0.19			0.17
Net interest income/net interest yield(7)		$97,510	1.24%		$108,491	1.47%

Adjusted net interest income/adjusted net interest yield:
Interest income		$306,978	3.90%		$283,268	3.83%
Interest expense		209,468	2.85		174,777	2.53
Add: Net periodic derivative cash settlements interest expense(8)		10,785	0.54		27,563	1.25
Adjusted interest expense/adjusted average cost(9)		$220,253	3.00%		$202,340	2.92%
Adjusted net interest spread(7)			0.90			0.91
Impact of non-interest bearing funding(6)			0.20			0.18
Adjusted net interest income/adjusted net interest yield(10)		$86,725	1.10%		$80,928	1.09%
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
(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $410 million and $859 million as of August 31, 2022 and 2021, respectively, and $417 million and $363 million as of May 31, 2022 and 2021, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,973 million and $8,742 million for the three months ended August 31, 2022 and 2021, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31,
	2022 versus 2021
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$13,040	$17,165	$(4,125)
Long-term variable-rate loans	2,593	(19)	2,612
Line of credit loans	8,258	911	7,347
TDR loans	(14)	(15)	1
Other, net	(16)	—	(16)
Total loans	23,861	18,042	5,819
Cash and investment securities	(151)	163	(314)
Total interest income	23,710	18,205	5,505

Interest expense:
Commercial paper	12,465	283	12,182
Other short-term borrowings	8,351	129	8,222
Short-term borrowings	20,816	412	20,404
Medium-term notes	10,143	9,276	867
Collateral trust bonds	(1,575)	(2,448)	873
Guaranteed Underwriter Program notes payable	(1,574)	(1,135)	(439)
Farmer Mac notes payable	7,034	222	6,812
Other notes payable	(20)	(21)	1
Subordinated deferrable debt	6	3	3
Subordinated certificates	(139)	(219)	80
Total interest expense	34,691	6,090	28,601
Net interest income	$(10,981)	$12,115	$(23,096)

Adjusted net interest income:
Interest income	$23,710	$18,205	$5,505
Interest expense	34,691	6,090	28,601
Net periodic derivative cash settlements interest expense(2)	(16,778)	(2,424)	(14,354)
Adjusted interest expense(3)	17,913	3,666	14,247
Adjusted net interest income	$5,797	$14,539	$(8,742)
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

Reported Net Interest Income

Reported net interest income of $98 million for the current quarter decreased $11 million, or 10%, from the same prior-year-quarter, driven by a decrease in the net interest yield of 23 basis points, or 16%, to 1.24%, partially offset by an increase in average interest-earning assets of $1,843 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was attributable to growth in average total loans of $1,815 million, or 6%, driven primarily by an increase in average long-term fixed-rate loans of $1,660 million, as the continued low interest rate environment during the first half of the last 12 months presented an opportunity for members to obtain long-term loan advances to fund capital investments at a low fixed rate of interest.

•Net Interest Yield: The decrease in the net interest yield of 23 basis points, or 16%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 32 basis points to 2.85%, which was partially offset by an increase in the average yield on interest-earning assets of 7 basis points to 3.90% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.19%. The increases in the average cost of borrowings and average yield on interest-earning assets were driven by the higher interest rates on our short-term and variable-rate borrowings and line of credit and variable-rate loans attributable to an overall increase in the short-term interest rate of 225 basis points since August 31, 2021. On March 16, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC further raised the target range for the federal funds rate at each of its meetings held in May, June and July 2022, with the federal funds rate reaching a target range of 2.25% to 2.50% as of August 31, 2022.

Adjusted Net Interest Income

Adjusted net interest income of $87 million for the current quarter increased $6 million, or 7%, from the same prior-year quarter, driven by the combined impact of an increase in average interest-earning assets of $1,843 million, or 6%, and a slight increase in the adjusted net interest yield of 1 basis point, or 1%, to 1.10%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% during the current quarter was driven by the growth in average total loans of $1,815 million, or 6%, attributable primarily to the increase in average long-term fixed-rate as noted above.

•Adjusted Net Interest Yield: The slight increase in the adjusted net interest yield of 1 basis point, or 1%, reflected the combined impact of an increase in the average yield on interest-earning assets of 7 basis points to 3.90% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.20%, partially offset by an increase in our adjusted average cost of borrowings of 8 basis points to 3.00%, which were attributable to the increase in the short-term interest rate as mentioned above. Increases in the average yields on line-of-credit and variable-rate loans drove the increase in the average yield on interest-earning assets, while increases in interest rates on our short-term and variable-rate borrowings drove the increase in our adjusted average cost of borrowings.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest expense of $11 million for the current quarter, compared with $28 million for the same prior-year quarter.

The floating-rate payments on our interest rate swaps are typically based on 3-month LIBOR. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate increased during the current quarter resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter. In contrast, the 3-month LIBOR rate decreased during the same prior-year quarter, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $71 million and 0.23%, respectively, as of August 31, 2022. In comparison our allowance for credit losses and allowance coverage ratio was $68 million and 0.22%, respectively, as of May 31, 2022.

We recorded a provision for credit losses of $3 million for the current quarter. In contrast, we recorded a provision for credit losses of $4 million for the same prior-year quarter. The current quarter provision of $3 million reflected an increase in the collective allowance and the asset-specific allowance of $1 million and $2 million, respectively. The collective allowance increase of $1 million was primarily due to an increase in total loans outstanding. The asset-specific allowance increase of $2 million stemmed from the combined impact of an increase in the asset-specific allowance for Brazos Sandy Creek as a result of the terms of a settlement of Brazos Sandy Creek’s rejection damages claim against Brazos approved by the bankruptcy court, partially offset by a reduction in the asset-specific allowance for Brazos attributable to its reorganization plan filed with the bankruptcy court and a decrease in the asset-specific allowance for a nonperforming CFC power supply borrower, attributable to loan payments received on this loan.

The provision for credit losses of $4 million recorded for the same prior-year quarter was primarily attributable to an increase in the collective allowance due to higher expected default rates derived from third-party utility sector default data, which we use to determine the default rates used in measuring our collective allowance for credit losses, and an increase in the asset-specific allowance for loans outstanding to Brazos.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2022 Form 10-K and provide additional information on our allowance for credit losses under the “Credit Risk—Allowance for Credit Losses” section and in “Note 5—Allowance for Credit Losses” of this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for the three months ended August 31, 2022 and 2021.

Table 4: Non-Interest Income

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Non-interest income components:
Fee and other income	$4,056	$3,941
Derivative gains (losses)	93,587	(172,163)
Investment securities losses	(3,679)	(2,225)
Total non-interest income (loss)	$93,964	$(170,447)

The significant variance in non-interest income between the current-quarter period and the same prior-quarter period was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an increase in unrealized losses recorded on our debt and equity investment securities of $1 million for the current quarter compared with the same prior-year quarter. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, if we execute a treasury lock, we typically designate the treasury lock as a cash flow hedge. We did not have any derivatives designated as accounting hedges as of August 31, 2022 or May 31, 2022.

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
Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three months ended August 31, 2022 and 2021. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(10,785)	$(27,563)
Derivative forward value gains (losses)	104,372	(144,600)
Derivative gains (losses)	$93,587	$(172,163)

We recorded derivative gains of $94 million for the current quarter, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative losses of $172 million for the same prior-year quarter, attributable to a decrease in the net fair value of our swap portfolio resulting from decreases in medium- and longer-term swap interest rates, namely the 10-year and 30-year swap rates.

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

Derivative Cash Settlements

As indicated in Table 5 above and discussed above under “Consolidated Results of Operations—Net Interest Income—Adjusted Net Interest Income,” we recorded net periodic derivative cash settlements interest expense of $11 million for the current quarter, compared with $28 million for the same prior-year quarter. The 3-month LIBOR rate increased during the current quarter resulting in an increase in received floating interest amounts and contributing to lower net periodic derivative cash settlements interest expense amounts in the current quarter. In contrast, the 3-month LIBOR rate decreased during the same prior-year quarter, resulting in a reduction in received floating interest amounts and contributing to higher net periodic derivative cash settlements interest expense amounts in the same prior-year quarter.

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest expense during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 75% of the outstanding notional amount of our derivative portfolio as of both August 31, 2022 and May 31, 2022.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended August 31,
	2022			2021
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$5,992,685	2.60%	2.16%	$6,342,578	2.63%	0.16%
Receive-fixed swaps	1,980,000	2.73	2.86	2,399,000	0.89	2.80
Total	$7,972,685	2.63%	2.34%	$8,741,578	2.15%	0.88%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of both August 31, 2022 and August 31, 2021.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of August 31, 2022, May 31, 2022, August 31, 2021 and May 31, 2021.

Table 7: Comparative Swap Curves

4.00%
3.75%
3.50%
3.25%
3.00%
2.75%
2.50%
2.25%
2.00%
1.75%
1.50%
1.25%
1.00%
0.75%
0.50%
0.25%
0.00%
3.82%
3.10%
3.38%
3.24%
3.00%
2.89%
2.86%
2.93%
2.85%
1.61%
2.00%
1.56%
1.65%
1.32%
0.88%
0.86%
0.30%
0.13%
0.23%
0.12%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
August 31, 2022
May 31, 2022
August 31, 2021
May 31, 2021

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2022 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses.

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three months ended August 31, 2022 and 2021.

Table 8: Non-Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Non-interest expense components:
Salaries and employee benefits	$(13,778)	$(13,310)
Other general and administrative expenses	(11,741)	(10,900)
Operating expenses	(25,519)	(24,210)
Other non-interest expense	(322)	(256)
Total non-interest expense	$(25,841)	$(24,466)

Non-interest expense of $26 million for current quarter, increased $1 million, or 6%, from the same prior-year quarter, primarily attributable to an increase in operating expenses.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for the current quarter. In comparison, we recorded a net loss attributable to noncontrolling interests of less than $1 million for prior-year quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $831 million, or 3%, to $32,082 million as of August 31, 2022, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $726 million, or 2%, to $29,835 million as of August 31, 2022, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $105 million to $2,247 million as of August 31, 2022, attributable to our reported net income of $162 million for the current quarter, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

Below is a discussion of changes in the major components of our assets and liabilities during the current quarter. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2022 Form 10-K.

Loans Outstanding

Loans to members totaled $30,687 million and $30,063 million as of August 31, 2022 and May 31, 2022, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both August 31, 2022 and May 31, 2022. The increase in loans to members of $624 million, or 2%, from May 31, 2022, was attributable to net increases in long-term and line of credit loans of $380 million and $244 million, respectively. We experienced increases in CFC distribution loans, CFC power supply, CFC statewide and associate loans, NCSC loans and RTFC loans of $400 million, $200 million, $5 million, $17 million and $2 million, respectively.

Long-term loan advances totaled $815 million during the current quarter, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $727 million during the same prior-year quarter, of which approximately 62% was provided to members for capital expenditures and approximately 35% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. Of the $815 million total long-term loans advanced during the current quarter, $747 million were fixed-rate loan advances with a weighted average fixed-rate term of 21 years.

Of the total long-term loans advanced for capital expenditures during the current quarter, approximately $151 million was to provide funding for members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $1,719 million as of August 31, 2022, from approximately $1,647 million as of May 31, 2022.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk.” Also refer to “Note 4—Loans” for addition information on our loans to members.

Loans—Retention Rate

Long-term fixed-rate loans accounted for 89% and 90% as of August 31, 2022 and May 31, 2022, respectively, of our loans to members of $30,687 million and $30,063 million, respectively. Borrowers that select a fixed rate on a loan advance under a long-term loan facility have the option of choosing a term on the advance between one year and the final maturity date of the loan. At the expiration of a selected fixed-rate term, or the repricing date, borrowers have the option of: (i) selecting CFC’s current long-term fixed rate for a term ranging from one year up to the full remaining term of the loan; (ii) selecting CFC’s current long-term variable rate; or (iii) repaying the loan in full.

The continued low interest rate environment over the last several years presented an opportunity for our members to obtain new long-term loan advances at a lower fixed to maturity interest rate or lock in a lower fixed interest rate to maturity at the repricing date on existing outstanding long-term loan advances. Because many of our members have locked in at or near historic low interest rates on outstanding loan advances for extended terms, the amount of long-term fixed-rate loans that repriced during each fiscal year over the last five fiscal years has gradually decreased, from $987 million in fiscal year 2017 to $379 million in fiscal year 2022. Long-term fixed-rate loans scheduled to reprice over the next 12 months totaled $552 million as of August 31, 2022, and long-term fixed-rate loans scheduled to reprice over the next nine months and the subsequent four fiscal years through the fiscal year ended May 31, 2027 totaled $1,687 million as of August 31, 2022, representing an average of $355 million per fiscal year.

CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan repricing provisions, totaled $69 million during the three months ended August 31, 2022, of which 99% was retained and the remaining was repaid. The average annual retention rate, calculated based on the election made by the borrower at the repricing date, was 97% for CFC loans that repriced during each of the three fiscal years ended May 31, 2022.

Debt

We utilize both short-term borrowings and long-term debt as part of our funding strategy and asset/liability interest rate risk management. We seek to maintain diversified funding sources, including our members, affiliates, the capital markets and other funding sources, across products, programs and markets to manage funding concentrations and reduce our liquidity or debt rollover risk. Our funding sources include a variety of secured and unsecured debt securities, in a wide range of maturities, to our members, affiliates, the capital markets and other funding sources.

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of August 31, 2022 and May 31, 2022. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	August 31, 2022	May 31, 2022	Change
Debt product type:
Commercial paper:
Members, at par	$1,388,041	$1,358,069	$29,972
Dealer, net of discounts	1,278,986	1,024,813	254,173
Total commercial paper	2,667,027	2,382,882	284,145
Select notes, members	1,712,778	1,753,441	(40,663)
Daily liquidity fund notes, members	481,078	427,790	53,288
Medium-term notes:
Members, at par	670,513	667,451	3,062
Dealer, net of discounts	5,170,797	5,241,687	(70,890)
Total medium-term notes	5,841,310	5,909,138	(67,828)
Collateral trust bonds	7,248,426	6,848,490	399,936
Guaranteed Underwriter Program notes payable	6,161,811	6,105,473	56,338
Farmer Mac notes payable	3,021,131	3,094,679	(73,548)
Other notes payable	4,721	4,714	7
Subordinated deferrable debt	986,571	986,518	53
Members’ subordinated certificates:
Membership subordinated certificates	628,603	628,603	—
Loan and guarantee subordinated certificates	364,425	365,388	(963)
Member capital securities	243,500	240,170	3,330
Total members’ subordinated certificates	1,236,528	1,234,161	2,367
Total debt outstanding	$29,361,381	$28,747,286	$614,095

Security type:
Secured debt	56%	56%
Unsecured debt	44	44
Total	100%	100%

Funding source:
Members	19%	19%
Private placement:
Guaranteed Underwriter Program notes payable	21	21
Farmer Mac notes payable	10	11
Total private placement	31	32
Capital markets	50	49
Total	100%	100%

Interest rate type:
Fixed-rate debt	77%	77%
Variable-rate debt	23	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	91%	91%
Variable-rate debt(2)	9	9
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	18%	17%
Long-term and subordinated debt(4)	82	83
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $614 million, or 2%, to $29,361 million as of August 31, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,279 million as of August 31, 2022 was below our quarter-end target range of $1,000 million and $1,500 million.

Below is a summary of significant financing activities during the current quarter:

•On June 15, 2022, we amended the revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,000 million from $5,500 million, and extend the draw period from June 30, 2026 to June 30, 2027.
•On August 17, 2022, we issued $400 million aggregate principal amount of 4.15% sustainability collateral trust bonds due December 15, 2032.
•On August 22, 2022, we borrowed $200 million under the Farmer Mac revolving note purchase agreement.
•On August 29, 2022, we borrowed $100 million under the Guaranteed Underwriter Program.
Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of August 31, 2022 and May 31, 2022.

Table 10: Debt—Member Investments

	August 31, 2022		May 31, 2022		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,388,041	52%	$1,358,069	57%	$29,972
Select notes	1,712,778	100	1,753,441	100	(40,663)
Daily liquidity fund notes	481,078	100	427,790	100	53,288
Medium-term notes	670,513	11	667,451	11	3,062
Members’ subordinated certificates	1,236,528	100	1,234,161	100	2,367
Total member investments	$5,488,938		$5,440,912		$48,026

Percentage of total debt outstanding	19%		19%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 19% of total debt outstanding as of both August 31, 2022 and May 31, 2022. Over the last twelve fiscal quarters, our member investments have averaged $5,216 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,271 million as of August 31, 2022, from $4,981 million as of May 31, 2022, primarily due to an increase in dealer commercial paper. Short-term borrowings accounted for 18% and 17% of total debt outstanding as of August 31, 2022 and May 31, 2022, respectively.

See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Our subordinated deferrable debt and members’ subordinated certificates have original contractual maturity terms of greater than one year. Long-term and subordinated debt of $24,091 million and $23,766 million as of August 31, 2022 and May 31, 2022, respectively, accounted for 82% and 83% of total debt outstanding as of each respective date.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of August 31, 2022 and May 31, 2022.

Table 11: Equity

(Dollars in thousands)	August 31, 2022	May 31, 2022
Equity components:
Membership fees and educational fund:
Membership fees	$970	$970
Educational fund	2,082	2,417
Total membership fees and educational fund	3,052	3,387
Patronage capital allocated	896,096	954,988
Members’ capital reserve	1,062,286	1,062,286
Total allocated equity	1,961,434	2,020,661
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	92,363	(461,162)
Year-to-date derivative forward value gains (1)	103,408	553,525
Period-end cumulative derivative forward value gains(1)	195,771	92,363
Other unallocated net income (loss)	57,564	(709)
Unallocated net income	253,335	91,654
CFC retained equity	2,214,769	2,112,315
Accumulated other comprehensive income	2,169	2,258
Total CFC equity	2,216,938	2,114,573
Noncontrolling interests	29,997	27,396
Total equity	$2,246,935	$2,141,969
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

The increase in total equity of $105 million to $2,247 million as of August 31, 2022 was attributable to our reported net income of $162 million for the current quarter, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2022 Form 10-K.

In May 2022, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2022 to the cooperative educational fund. In July 2022, the CFC Board of Directors authorized the allocation of fiscal year 2022 adjusted net income as follows: $89 million to members in the form of patronage capital and $153 million to the members’ capital reserve. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In July 2022, the CFC Board of Directors also authorized the retirement of patronage capital totaling $59 million, of which $44 million represented 50% of the patronage capital allocation for fiscal year 2022, and $15 million represented the portion of the allocation from fiscal year 1997 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2022. The remaining portion of the patronage capital allocation for fiscal year 2022 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our rated debt instruments. Accordingly, we have a risk-management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk appetite and risk guidelines, in the context of CFC’s mission and strategic objectives and initiatives. We provide a discussion of our risk management framework in our 2022 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2022 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and purchasing investment securities. We provide additional information on our credit risk-management framework under “Item 7. MD&A—Credit Risk—Credit Risk Management” in our 2022 Form 10-K.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $30,205 million and $29,584 million as of August 31, 2022 and May 31, 2022, respectively, representing 98% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 89% and 90% of total loans outstanding as of August 31, 2022 and May 31, 2022, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of August 31, 2022 and May 31, 2022. Of our total loans outstanding, 93% were secured as of both August 31, 2022 and May 31, 2022.

Table 12: Loans—Loan Portfolio Security Profile

	August 31, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$22,715,161	94%	$1,529,032	6%	$24,244,193
Power supply	4,550,055	89	551,627	11	5,101,682
Statewide and associate	89,231	68	42,386	32	131,617
Total CFC	27,354,447	93	2,123,045	7	$29,477,492
NCSC	705,425	97	22,444	3	727,869
RTFC	456,506	97	13,129	3	469,635
Total loans outstanding(1)	$28,516,378	93	$2,158,618	7	$30,674,996

Loan type:
Long-term loans:
Fixed rate	$27,185,479	99%	$205,596	1%	$27,391,075
Variable rate	759,165	100	2,205	—	761,370
Total long-term loans	27,944,644	99	207,801	1	28,152,445
Line of credit loans	571,734	23	1,950,817	77	2,522,551
Total loans outstanding(1)	$28,516,378	93	$2,158,618	7	$30,674,996

	May 31, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$22,405,486	94%	$1,438,756	6%	$23,844,242
Power supply	4,455,098	91	446,672	9	4,901,770
Statewide and associate	83,759	66	43,104	34	126,863
Total CFC	$26,944,343	93	1,928,532	7	28,872,875
NCSC	689,887	97	20,991	3	710,878
RTFC	454,985	97	12,616	3	467,601
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354

Loan type:
Long-term loans:
Fixed rate	$26,731,763	99%	$220,609	1%	$26,952,372
Variable rate	817,866	100	2,335	—	820,201
Total long-term loans	27,549,629	99	222,944	1	27,772,573
Line of credit loans	539,586	24	1,739,195	76	2,278,781
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354
____________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2022 and May 31, 2022.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $30,205 million and $29,584 million as of August 31, 2022 and May 31, 2022, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $129 million and $131 million as of August 31, 2022 and May 31, 2022, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of August 31, 2022 and May 31, 2022. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of both August 31, 2022 and May 31, 2022. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both August 31, 2022 and May 31, 2022.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	August 31, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,007,501	13%	$3,929,160	13%
Power supply	2,155,812	7	2,095,640	7
Total CFC	6,163,313	20	6,024,800	20
NCSC	192,821	1	195,001	1
Total loan exposure to 20 largest borrowers	6,356,134	21	6,219,801	21
Less: Loans covered under Farmer Mac standby purchase commitment	(240,841)	(1)	(316,367)	(1)
Net loan exposure to 20 largest borrowers	$6,115,293	20%	$5,903,434	20%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $462 million and $493 million as of August 31, 2022 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $241 million and $316 million as of August 31, 2022 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 20% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 881 and 883 as of August 31, 2022 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 881 and 883 borrowers with loans outstanding as of August 31, 2022 and May 31, 2022, respectively, 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 70 and 68 borrowers with loans outstanding as of August 31, 2022 and May 31, 2022, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $5,207 million and $5,104 million as of August 31, 2022 and May 31, 2022, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $161 million and $163 million as of August 31, 2022 and May 31, 2022, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date. Of the 49 electric power supply borrowers with loans outstanding as of August 31, 2022, eight were located in Texas.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2022.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. We had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, which together totaled $9 million as of both August 31, 2022 and May 31, 2022. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of August 31, 2022 and May 31, 2022. We did not have any TDR loans classified as nonperforming as of August 31, 2022 or May 31, 2022. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

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

We had loans to the same three CFC electric power supply borrowers totaling $218 million and $228 million classified as nonperforming as of August 31, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.71% and 0.76% of total loans outstanding as of August 31, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $10 million during the current quarter was due to payments received on one of the nonperforming loans.

Loans outstanding to Brazos, a CFC Texas-based electric power supply borrower, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million of our total nonperforming loans as of both August 31, 2022 and May 31, 2022, of which $65 million was unsecured and $21 million was secured as of each respective date. The secured amount is based on set-off rights under Brazos’ revolving credit agreement with respect to funds held by lenders and was approved by the bankruptcy court. On September 1, 2022, Brazos filed its plan of reorganization with the bankruptcy court. The reorganization plan confirmation hearings are scheduled to begin on November 14, 2022.

The loan outstanding to Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, which filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings, accounted for $28 million of our total nonperforming loans as of both August 31, 2022 and May 31, 2022. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station, and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station (“the Plant”) attributable to the TIC interest. Brazos’ rejection of the PPA in its bankruptcy case gave rise to an unsecured claim for rejection damages against Brazos. On September 14, 2022, the bankruptcy court approved a settlement of the rejection damages claim which was agreed to by Brazos Sandy Creek’s Chapter 7 Trustee, the Collateral Trustee for the noteholders and Brazos. These settlement terms are contingent upon the bankruptcy’s court approval of Brazos’ reorganization plan. The Chapter 7 Trustee, which was appointed and approved by the bankruptcy court to operate Brazos Sandy Creek as a going concern, is conducting a sale process for Brazos Sandy Creek’s 25% TIC ownership interest in the Plant.

Brazos and Brazos Sandy Creek have not made any loan payments since their respective bankruptcy filings, and these loans were delinquent and on nonaccrual as of each respective date. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court.

We believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek. In June 2021, Texas enacted securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos qualifies for the Texas-enacted financing program and has stated that it expects the proceeds of such a securitization to fund a portion of their plan of reorganization.

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

Criticized loans totaled $492 million and $494 million as of August 31, 2022 and May 31, 2022, respectively, and represented approximately 2% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, which filed for bankruptcy in March 2021 and March 2022, respectively, was current with regard to all principal and interest amounts due to us as of both August 31, 2022 and May 31, 2022. See above under “Nonperforming Loans,” for additional information on Brazos and Brazos Sandy Creek.

We provide additional information on our borrower risk rating framework in our 2022 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

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

Table 14 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of August 31, 2022 and May 31, 2022 and the allowance components as of each date.

Table 14: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2022			May 31, 2022
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$24,244,193	$16,412	0.07%	$23,844,242	$15,781	0.07%
Power supply	5,101,682	50,343	0.99	4,901,770	47,793	0.98
Statewide and associate	131,617	1,319	1.00	126,863	1,251	0.99
Total CFC	29,477,492	68,074	0.23	28,872,875	64,825	0.22
NCSC	727,869	1,565	0.22	710,878	1,449	0.20
RTFC	469,635	1,417	0.30	467,601	1,286	0.28
Total	$30,674,996	$71,056	0.23	$30,051,354	$67,560	0.22

Allowance components:
Collective allowance	$30,448,582	$30,079	0.10%	$29,814,380	$28,876	0.10%
Asset-specific allowance	226,414	40,977	18.10	236,974	38,684	16.32
Total allowance for credit losses	$30,674,996	$71,056	0.23	$30,051,354	$67,560	0.22

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$217,810		32.62%	$227,790		29.66%
___________________________
(1) Represents the unpaid principal balance, net of charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2022 and May 31, 2022.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses and allowance coverage ratio increased slightly to $71 million and 0.23%, respectively, as of August 31, 2022, from $68 million and 0.22%, respectively, as of May 31, 2022. The $3 million increase in the allowance for credit losses reflected an increase in the collective and the asset-specific allowance of $1 million and $2 million, respectively. The collective allowance increase of $1 million was primarily due to an increase in total loans outstanding. The asset-specific allowance increase of $2 million stemmed from the combined impact of an increase in the asset-specific allowance for Brazos Sandy Creek as a result of the terms of a settlement of Brazos Sandy Creek’s rejection damages claim against Brazos approved by the bankruptcy court, partially offset by a reduction in the asset-specific allowance for Brazos attributable to its reorganization plan filed with the bankruptcy court and a decrease in the asset-specific allowance for a nonperforming CFC power supply borrower, attributable to loan payments received on this loan.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses” and provide information on the management judgment and uncertainties involved in our determining the allowance for credit losses in “MD&A—Critical Accounting Estimates—Allowance for Credit Losses” in our 2022 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $232 million and $598 million, respectively, as of August 31, 2022. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

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

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2022 and May 31, 2022, respectively, and from AA- to A- by S&P as of both August 31, 2022 and May 31, 2022. The total outstanding notional amount of derivatives with these counterparties was $7,980 million and $8,062 million as of August 31, 2022 and May 31, 2022, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both August 31, 2022 and May 31, 2022.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $209 million and $119 million as of August 31, 2022 and May 31, 2022, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities.”

See “Item 1A. Risk Factors” in our 2022 Form 10-K and “Item 1A. Risk Factors” of this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2022 Form 10-K.

In addition to cash on hand, our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and proceeds from debt issuances to members and in the public capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 15 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2022 and May 31, 2022.

Table 15: Available Liquidity

	August 31, 2022			May 31, 2022
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$232	$—	$232	$154	$—	$154
Debt securities investment portfolio(1)	562	—	562	566	—	566
Total cash and investment debt securities	794	—	794	720	—	720
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,600	3	2,597
Guaranteed Underwriter Program committed facilities—secured(3)	8,723	7,748	975	8,723	7,648	1,075
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,021	2,979	5,500	3,095	2,405
Total committed credit facilities	17,323	10,772	6,551	16,823	10,746	6,077
Total available liquidity	$18,117	$10,772	$7,345	$17,543	$10,746	$6,797
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.

(2)The committed bank revolving line of credit agreements consist of a three-year and a five-year revolving line of credit agreement. The accessed amount of $3 million as of both August 31, 2022 and May 31, 2022, relates to letters of credit issued pursuant to the five-year revolving line of credit agreement.
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

Table 16 presents our primary liquidity coverage ratios as of August 31, 2022 and May 31, 2022 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 16: Liquidity Coverage Ratios

(Dollars in millions)	August 31, 2022	May 31, 2022
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,345	$6,797
Debt scheduled to mature over next 12 months:
Short-term borrowings	5,271	4,981
Long-term and subordinated debt scheduled to mature over next 12 months	2,011	1,913
Total debt scheduled to mature over next 12 months	7,282	6,894
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$63	$(97)

Liquidity coverage ratio	1.01	0.99

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$7,345	$6,797
Total debt scheduled to mature over next 12 months	7,282	6,894
Exclude: Member short-term investments	(3,992)	(3,956)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,290	2,938
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$4,055	$3,859

Liquidity coverage ratio, excluding expected maturities of member short-term investments	2.23	2.31
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 15.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $598 million as of August 31, 2022, consisting of debt securities with a fair value of $562 million and equity securities with a fair value of $36 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $600 million as of May 31, 2022, consisting of debt securities with a fair value of $566 million and equity securities with a fair value of $34 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase transactions outstanding as of both August 31, 2022 and May 31, 2022, and therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $17,323 million and $16,823 million as of August 31, 2022 and May 31, 2022, respectively, and the aggregate amount available for access totaled $6,551 million and $6,077 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2022.

Table 17: Committed Bank Revolving Line of Credit Agreements

	August 31, 2022
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2022; however, we had letters of credit outstanding of $3 million under the five-year committed bank revolving agreement as of this date.

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

As displayed in Table 15, we had accessed $7,748 million under the Guaranteed Underwriter Program and up to $975 million was available for borrowing as of August 31, 2022. Of the $975 million available borrowing amount, $50 million is available for advance through July 15, 2024, $375 million is available for advance through July 15, 2025 and $550 million is available for advance through July 15, 2026. On September 9, 2022, we received a commitment letter for the guarantee by RUS of a $750 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,162 million as of August 31, 2022.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,021 million and $3,095 million as of August 31, 2022 and May 31, 2022, respectively. We borrowed $200 million in long-term notes payable under this note purchase agreement with Farmer Mac during the current quarter. As displayed in Table 15, the amount available for borrowing under this agreement was $2,979 million as of August 31, 2022. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $290 million to $5,271 million as of August 31, 2022, from $4,981 million as of May 31, 2022, and accounted for 18% and 17% of total debt outstanding as of each respective period. The increase in short-term borrowings was primarily driven by an increase in outstanding dealer commercial paper.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of August 31, 2022 and May 31, 2022. As indicated in Table 18, members’ investments represented 76% and 79% of our outstanding short-term borrowings as of August 31, 2022 and May 31, 2022, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	August 31, 2022		May 31, 2022
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,991,840	76%	$3,956,354	79%
Capital markets	1,278,986	24	1,024,813	21
Total	$5,270,826	100%	$4,981,167	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,279 million and $1,025 million as of August 31, 2022 and May 31, 2022, respectively, was within our quarter-end target range of $1,000 million and $1,500 million.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $24,091 million and $23,766 million as of August 31, 2022 and May 31, 2022, respectively, and accounted for 82% and 83% of total debt outstanding as of each respective date. The increase in long-term and subordinated debt, was primarily due to the issuance of long-term debt to fund loan portfolio growth.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during the three months ended August 31, 2022.

Table 19: Long-Term and Subordinated Debt— Issuances and Repayments

	Three Months Ended August 31, 2022
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$400,000	$—
Guaranteed Underwriter Program notes payable	100,000	43,663
Farmer Mac notes payable	200,000	273,548
Medium-term notes sold to members	26,316	16,143
Medium-term notes sold to dealers	2,460	74,949
Members’ subordinated certificates	3,330	962
Total	$732,106	$409,265
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of August 31, 2022, in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2023	$1,508,329	6%
2024	2,173,067	9
2025	2,228,051	9
2026	2,476,238	10
2027	1,614,263	7
Thereafter	14,373,488	59
Total	$24,373,436	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of August 31, 2022, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $174 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $29,361 million as of August 31, 2022, $16,434 million, or 56%, was secured by pledged loans totaling $18,827 million. In comparison, of our total debt outstanding of $28,747 million as of May 31, 2022, $16,051 million, or 56%, was secured by pledged loans totaling $19,062 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2022 and May 31, 2022.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2022	May 31, 2022
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	115%	118%
Collateral trust bonds 2007 indenture	100	150	115	123
Guaranteed Underwriter Program notes payable	100	150	111	113
Farmer Mac notes payable	100	150	112	111
Clean Renewable Energy Bonds Series 2009A(2)	100	150	125	128
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2022 and May 31, 2022.

Table 22: Loans—Unencumbered Loans

(Dollars in thousands)	August 31, 2022	May 31, 2022
Total loans outstanding(1)	$30,674,996	$30,051,354
Less: Loans required pledged under secured debt agreements(2)	(16,683,408)	(16,300,618)
Loans pledged in excess of required amount(2)(3)	(2,143,463)	(2,761,335)
Total pledged loans	(18,826,871)	(19,061,953)
Unencumbered loans	$11,848,125	$10,989,401

Unencumbered loans as a percentage of total loans outstanding	39%	37%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2022 and May 31, 2022.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 22, we had excess loans pledged as collateral totaling $2,143 million and $2,761 million as of August 31, 2022 and May 31, 2022, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in the “Liquidity Risk” section and additional information on pledged loans in “Note 4—Loans” of this Report. For additional detail on each of our debt product types, refer to “Note 5—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2022 Form 10-K.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending February 29, 2024. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2022, estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity.

Table 23: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

2Q FY2023	$686	$367	$1,053	$805	$691	$1,496
3Q FY2023	1,505	381	1,886	920	924	1,844
4Q FY2023	90	372	462	300	519	819
1Q FY2024	382	383	765	581	633	1,214
2Q FY2024	549	359	908	554	609	1,163
3Q FY2024	1,489	382	1,871	1,089	632	1,721
Total	$4,701	$2,244	$6,945	$4,249	$4,008	$8,257
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended February 29, 2024.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 23, we currently project long-term advances of $2,767 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,503 million, resulting in net loan growth of approximately $1,264 million over the next 12 months.

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

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. Table 24 displays our credit ratings as of August 31, 2022, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

August 31, 2022
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

Financial Ratios

Our debt-to-equity ratio decreased to 13.28 as of August 31, 2022, from 13.59 as of May 31, 2022, primarily due to an increase in equity from our reported net income of $162 million for the current quarter, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.40 as of August 31, 2022 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current-quarter adjusted net income.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2022.

As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP measures disclosed in this Report to the most comparable U.S. GAAP measures below in “Non-GAAP Financial Measures.” See “Item 7. MD&A—Non-GAAP Measures” in our 2022 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility can have a significant impact on the earnings and overall financial condition of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest-rate sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2022 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.”

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

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the next 12 months, which reflects what management considers, at the time, as the most likely scenario. As discussed under “Summary of Selected Financial Data,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net derivative cash settlements amounts.

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,264 million over the next 12 months. The yield curve has flattened throughout 2022 and has been inverted since June 2022, as shorter-term rates rose above longer-term rates, attributable to the increase in the target range for the federal funds rate by the FOMC. The consensus market outlook for interest rates as of September 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining inverted until the first calendar quarter of 2024. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the prior 12-month period ended August 31, 2022. We also expect a modest decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended August 31, 2022, due to an anticipated significant reduction in our derivative net periodic cash settlements expense as short-term interest rates rise and thereby reduce our adjusted cost of borrowings.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of August 31, 2022 and May 31, 2022. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0%. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 25: Interest Rate Sensitivity Analysis

	August 31, 2022			May 31, 2022
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(11.49)%	11.46%	(9.01)%	(9.76)%	9.68%	(14.25)%
Derivative cash settlements interest expense	11.73%	(11.73)%	8.85%	10.49%	(10.49)%	7.95%
Adjusted net interest income(2)	0.24%	(0.26)%	(0.15)%	0.74%	(0.81)%	(6.31)%
____________________________
(1)The actual impact on our reported and adjusted net interest income may differ significantly from the sensitivity analysis presented.
(2)We include net periodic derivative cash settlement interest expense amounts as a component of interest expense in deriving adjusted net interest income. See the section “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures presented in this Report to the most comparable U.S. GAAP measure.

The changes in the sensitivity measures between August 31, 2022 and May 31, 2022 are primarily attributable to changes in the timing, size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 25 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of August 31, 2022, under the hypothetical scenarios of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect a slightly unfavorable impact on our adjusted net interest income over a 12-month horizon as of August 31, 2022, under the hypothetical scenarios of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve and a further inverted yield curve.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash flows for assets and liabilities are matched over time. We use derivatives in managing the differences in timing between the maturities or repricing of our interest earning assets and the debt funding those assets. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives, and therefore an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives, and therefore an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our consolidated balance sheet as of the reported date, it does not incorporate projected changes in our consolidated balance sheet.

The duration gap narrowed to plus 3.81 months as of August 31, 2022, from plus 5.29 months as of May 31, 2022. The narrowing of the duration gap is due primarily to the funding of $747 million in long-term fixed-rate loan advances during the current quarter with longer duration borrowings and an increase in line of credit loans outstanding of $244 million, reducing the duration of interest-earning assets. The duration of interest-earning assets gap of 3.81 months and 5.29 months as of August 31, 2022 and May 31, 2022, respectively, was within the risk limits and guidelines established by the Asset Liability Committee.

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

We established a cross-functional LIBOR working group that identified CFC’s exposure, assessed the potential risks related to the transition from LIBOR to a new index and developed a strategic transition plan. Our transition effort is focused on two objectives: (i) remediation of our existing LIBOR exposures and (ii) transitioning ongoing activities away from LIBOR. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our senior management team and the CFC Board of Directors. We have identified all of CFC’s LIBOR-based contracts and financial instruments, evaluated the impact of the LIBOR transition on our existing systems, models and processes and updated all internal systems to accommodate SOFR as a new index. CFC has made substantial efforts to remediate its LIBOR exposures that have a contractual maturity date after June 30, 2023, including incorporating hardwired fallback language in agreements to transition instruments to SOFR following the cessation of LIBOR or amending agreements to replace LIBOR with a new benchmark index. Certain legacy LIBOR instruments may be covered by the Adjustable Interest Rate Act of 2021 that was signed into federal law in March 2022.

Table 26 summarizes our outstanding LIBOR-indexed financial instruments as of August 31, 2022 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 26: LIBOR-Indexed Financial Instruments

(Dollars in millions)	August 31, 2022
Loans to members, performing	$379
Investment securities	56
Debt	1,646

In addition to the financial instruments presented in Table 26, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,124 million as of August 31, 2022, which represented 89% of the total notional amount of our outstanding interest rate swaps of $7,980 million as of August 31, 2022. The aggregate amount of the unadvanced loan commitments was $2,277 million as of August 31, 2022, which represented 16% of the total unadvanced loan commitments of $14,174 million as of August 31, 2022. Also, we have a total commitment amount of $2,600 million as of August 31, 2022 under our two committed bank revolving lines of credit that are LIBOR-indexed and have a contractual maturity date after June 30, 2023.

We ceased originating new LIBOR-based loans effective December 31, 2021. We have confirmed CFC’s adherence to the International Swaps and Derivatives Association, Inc. 2020 LIBOR Fallbacks Protocol for our derivative instruments. We are also closely monitoring the development of alternative credit-sensitive rates in addition to SOFR.

We discuss the risks related to the uncertainty as to the nature of potential changes and other reforms associated with the transition away from and expected replacement of LIBOR as a benchmark interest rate under “Item 1A. Risk Factors” in our 2022 Form 10-K.

NON-GAAP FINANCIAL MEASURES

As discussed above in the section “Summary of Selected Financial Data,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Below we provide a reconciliation of our adjusted measures presented in this Report to the most comparable U.S. GAAP measures. See “Item 7. MD&A—Non-GAAP Measures” in our 2022 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 27 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three months ended August 31, 2022 and 2021. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 27: Adjusted Net Income

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Adjusted net interest income:
Interest income	$306,978	$283,268
Interest expense	(209,468)	(174,777)
Include: Derivative cash settlements interest expense(1)	(10,785)	(27,563)
Adjusted interest expense	(220,253)	(202,340)
Adjusted net interest income	$86,725	$80,928

Adjusted total revenue:
Net interest income	$97,510	$108,491
Fee and other income	4,056	3,941
Total revenue	101,566	112,432
Include: Derivative cash settlements interest expense(1)	(10,785)	(27,563)
Adjusted total revenue	$90,781	$84,869

Adjusted net income:
Net income	$161,874	$(90,332)
Exclude: Derivative forward value gains (losses)(2)	104,372	(144,600)
Adjusted net income	$57,502	$54,268
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

TIER and Adjusted TIER

Table 28 displays the calculation of our TIER and adjusted TIER for the three months ended August 31, 2022 and 2021.

Table 28: TIER and Adjusted TIER

	Three Months Ended August 31,
	2022	2021
TIER (1)	1.77	0.48

Adjusted TIER (2)	1.26	1.27
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 29 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2022 and May 31, 2022. As indicated in Table 29, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 29: Adjusted Liabilities and Equity

(Dollars in thousands)	August 31, 2022	May 31, 2022
Adjusted total liabilities:
Total liabilities	$29,835,359	$29,109,413
Exclude:
Derivative liabilities	130,242	128,282
Debt used to fund loans guaranteed by RUS	129,065	131,128
Subordinated deferrable debt	986,571	986,518
Subordinated certificates	1,236,528	1,234,161
Adjusted total liabilities	$27,352,953	$26,629,324

Adjusted total equity:
Total equity	$2,246,935	$2,141,969
Exclude:
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	90,831	(467,036)
Year-to-date derivative forward value gains(1)	104,372	557,867
Period-end cumulative derivative forward value gains(1)	195,203	90,831
AOCI attributable to derivatives(2)	1,253	1,341
Subtotal	196,456	92,172
Include:
Subordinated deferrable debt	986,571	986,518
Subordinated certificates	1,236,528	1,234,161
Subtotal	2,223,099	2,220,679
Adjusted total equity	$4,273,578	$4,270,476
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2022 and May 31, 2022.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2022	May 31, 2022
Debt-to equity ratio:
Total liabilities	$29,835,359	$29,109,413
Total equity	2,246,935	2,141,969
Debt-to-equity ratio (1)	13.28	13.59

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$27,352,953	$26,629,324
Adjusted total equity(2)	4,273,578	4,270,476
Adjusted debt-to-equity ratio(3)	6.40	6.24
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 29 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2022 and May 31, 2022. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	August 31, 2022	May 31, 2022
Members’ equity:
Total CFC equity	$2,216,938	$2,114,573
Exclude:
Accumulated other comprehensive income	2,169	2,258
Period-end cumulative derivative forward value gains attributable to CFC(1)	195,771	92,363
Subtotal	197,940	94,621
Members’ equity	$2,018,998	$2,019,952
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gains amounts as of August 31, 2022 and May 31, 2022 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Interest income	$306,978	$283,268
Interest expense	(209,468)	(174,777)
Net interest income	97,510	108,491
Provision for credit losses	(3,496)	(4,003)
Net interest income after provision for credit losses	94,014	104,488
Non-interest income:
Fee and other income	4,056	3,941
Derivative gains (losses)	93,587	(172,163)
Investment securities losses	(3,679)	(2,225)
Total non-interest income	93,964	(170,447)
Non-interest expense:
Salaries and employee benefits	(13,778)	(13,310)
Other general and administrative expenses	(11,741)	(10,900)
Other non-interest expense	(322)	(256)
Total non-interest expense	(25,841)	(24,466)
Income (loss) before income taxes	162,137	(90,425)
Income tax benefit (provision)	(263)	93
Net income (loss)	161,874	(90,332)
Less: Net (income) loss attributable to noncontrolling interests	(193)	438
Net income (loss) attributable to CFC	$161,681	$(89,894)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Net income (loss)	$161,874	$(90,332)
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	416
Reclassification to earnings of realized gains on derivatives	(189)	(97)
Defined benefit plan adjustments	100	71
Other comprehensive income (loss)	(89)	390
Total comprehensive income (loss)	161,785	(89,942)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(193)	438
Total comprehensive income (loss) attributable to CFC	$161,592	$(89,504)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2022	May 31, 2022
Assets:
Cash and cash equivalents	$232,084	$153,551
Restricted cash	8,468	7,563
Total cash, cash equivalents and restricted cash	240,552	161,114
Investment securities:
Debt securities trading, at fair value	561,972	566,146
Equity securities, at fair value	36,359	33,758
Total investment securities, at fair value	598,331	599,904
Loans to members	30,687,331	30,063,386
Less: Allowance for credit losses	(71,056)	(67,560)
Loans to members, net	30,616,275	29,995,826
Accrued interest receivable	131,756	111,418
Other receivables	33,742	35,431
Fixed assets, net	105,849	101,762
Derivative assets	328,285	222,042
Other assets	27,504	23,885
Total assets	$32,082,294	$31,251,382

Liabilities:
Accrued interest payable	$198,922	$131,950
Debt outstanding:
Short-term borrowings	5,270,826	4,981,167
Long-term debt	21,867,456	21,545,440
Subordinated deferrable debt	986,571	986,518
Members’ subordinated certificates:
Membership subordinated certificates	628,603	628,603
Loan and guarantee subordinated certificates	364,425	365,388
Member capital securities	243,500	240,170
Total members’ subordinated certificates	1,236,528	1,234,161
Total debt outstanding	29,361,381	28,747,286
Patronage capital retirement payable	56,484	—
Deferred income	43,098	44,332
Derivative liabilities	130,242	128,282
Other liabilities	45,232	57,563
Total liabilities	29,835,359	29,109,413

Equity:
CFC equity:
Retained equity	2,214,769	2,112,315
Accumulated other comprehensive income (loss)	2,169	2,258
Total CFC equity	2,216,938	2,114,573
Noncontrolling interests	29,997	27,396
Total equity	2,246,935	2,141,969
Total liabilities and equity	$32,082,294	$31,251,382

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended August 31, 2022
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	161,681	161,681	—	161,681	193	161,874
Other comprehensive loss	—	—	—	—	—	(89)	(89)	—	(89)
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	—	(58,892)
Other	(335)	—	—	—	(335)	—	(335)	2,408	2,073
Balance as of August 31, 2022	$3,052	$896,096	$1,062,286	$253,335	$2,214,769	$2,169	$2,216,938	$29,997	$2,246,935

	Three Months Ended August 31, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net loss	—	—	—	(89,894)	(89,894)	—	(89,894)	(438)	(90,332)
Other comprehensive income	—	—	—	—	—	390	390	—	390
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	—	(57,565)
Other	(369)	—	—	—	(369)	—	(369)	2,217	1,848
Balance as of August 31, 2021	$2,756	$866,405	$909,749	$(551,765)	$1,227,145	$365	$1,227,510	$26,710	$1,254,220

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$161,874	$(90,332)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(1,974)	(2,155)
Amortization of debt issuance costs and discounts	7,123	6,739
Amortization of guarantee fee	4,653	4,828
Depreciation and amortization	1,311	2,018
Provision for credit losses	3,496	4,003
Unrealized losses on equity and debt securities	2,446	2,332
Derivative forward value (gains) losses	(104,372)	144,600
Advances on loans held for sale	(69,000)	—
Proceeds from sales of loans held for sale	112,800	—
Changes in operating assets and liabilities:
Accrued interest receivable	(20,338)	1,635
Accrued interest payable	66,972	47,870
Deferred income	740	(268)
Other	(20,216)	1,046
Net cash provided by operating activities	145,515	122,316

Cash flows from investing activities:
Advances on loans held for investments, net	(667,442)	(455,651)
Investments in fixed assets, net	(4,532)	(4,136)
Purchase of trading securities	(48,276)	(28,006)
Proceeds from sales and maturities of trading securities	46,170	31,773
Net cash used in investing activities	(674,080)	(456,020)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	310,868	849,729
Proceeds from short-term borrowings with original maturity > 90 days	654,762	704,829
Repayments of short-term borrowings with original maturity > 90 days	(675,971)	(758,237)
Payments for issuance costs for revolving bank lines of credit	—	(3,563)
Proceeds from issuance of long-term debt, net of discount and issuance costs	724,300	44,229
Payments for retirement of long-term debt	(408,323)	(493,929)
Proceeds from issuance of members’ subordinated certificates	3,330	33
Payments for retirement of members’ subordinated certificates	(963)	(787)
Net cash provided by financing activities	608,003	342,304
Net increase in cash, cash equivalents and restricted cash	79,438	8,600
Beginning cash, cash equivalents and restricted cash	161,114	303,361
Ending cash, cash equivalents and restricted cash	$240,552	$311,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,482	$118,281
Cash paid for income taxes	2	2

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP.”) These consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC has not had entities that held foreclosed assets since fiscal year 2017. All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K.”) Certain reclassifications and updates may have been made to the presentation of information in prior periods to conform to the current period presentation. These reclassifications had no effect on prior periods’ net income (loss) or equity.

New Accounting Standards

Financial Instruments-Credit Losses, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. Upon issuance, we elected to apply certain of the optional expedients for contract modifications to our financial instruments impacted by the LIBOR discontinuance. We expect to continue to elect various optional expedients for contract modifications to our financial instruments affected by the reference rate reform through the effective date of this guidance. The application of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three months ended August 31, 2022 and 2021.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Interest income:
Loans(1)	$302,680	$278,819
Investment securities	4,298	4,449
Total interest income	306,978	283,268

Interest expense:(2)(3)
Short-term borrowings	24,209	3,393
Long-term debt	158,881	144,873
Subordinated debt	26,378	26,511
Total interest expense	209,468	174,777

Net interest income	$97,510	$108,491

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method, late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
(2) Includes amortization of debt discounts and debt issuance costs, which are generally deferred and recognized as interest expense over the period to maturity using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized in interest expense immediately as incurred.
(3) Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Based on the nature of the fees, the amount is either recognized immediately as incurred or deferred and recognized in interest expense ratably over the term of the arrangement.

Deferred income reported on our consolidated balance sheets of $43 million and $44 million as of August 31, 2022 and May 31, 2022, respectively, consists primarily of deferred loan conversion fees that totaled $36 million and $37 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2022 and May 31, 2022.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2022	May 31, 2022
Debt securities, at fair value:
Commercial paper	$3,000	$9,985
Corporate debt securities	478,966	487,172
Commercial agency mortgage-backed securities (“MBS”)(1)	7,572	7,815
U.S. state and municipality debt securities	29,696	27,778
Foreign government debt securities	959	967
Other asset-backed securities(2)	41,779	32,429
Total debt securities trading, at fair value	$561,972	$566,146
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized losses on our debt securities of $5 million and $3 million for the three months ended August 31, 2022 and 2021, respectively.

We did not sell any debt securities during the three months ended August 31, 2022; therefore, no realized gains or losses were recorded during this period for sale of securities. We sold $2 million of debt securities at fair value during the three months ended August 31, 2021 and recorded realized gains related to the sale of these securities of less than $1 million during three months ended August 31, 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of August 31, 2022 and May 31, 2022.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	August 31, 2022	May 31, 2022
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$28,000	$25,520
Farmer Mac—Class A common stock	8,359	8,238
Total equity securities, at fair value	$36,359	$33,758

We recognized net unrealized gains on our equity securities of $3 million and $1 million for the three months ended August 31, 2022 and 2021, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of August 31, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$24,244,193	79%	$23,844,242	79%
Power supply	5,101,682	17	4,901,770	17
Statewide and associate	131,617	—	126,863	—
Total CFC	29,477,492	96	28,872,875	96
NCSC	727,869	2	710,878	2
RTFC	469,635	2	467,601	2
Total loans outstanding(1)	30,674,996	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,335	—	12,032	—
Loans to members	$30,687,331	100%	$30,063,386	100%

Loan type:
Long-term loans:
Fixed rate	$27,391,075	89%	$26,952,372	90%
Variable rate	761,370	3	820,201	2
Total long-term loans	28,152,445	92	27,772,573	92
Lines of credit	2,522,551	8	2,278,781	8
Total loans outstanding(1)	30,674,996	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,335	—	12,032	—
Loans to members	$30,687,331	100%	$30,063,386	100%

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

We sold CFC and NCSC loans, at par for cash, totaling $113 million during the three months ended August 31, 2022. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We did not sell any loans during the three months ended August 31, 2021. We had no loans held for sale as of August 31, 2022. We had loans held for sale totaling $44 million as of May 31, 2022, which were sold at par for cash during the three months ended August 31, 2022.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
loans outstanding, which totaled $105 million and $94 million as of August 31, 2022 and May 31, 2022, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $30,205 million and $29,584 million as of August 31, 2022 and May 31, 2022, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $129 million and $131 million as of August 31, 2022 and May 31, 2022, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,356 million and $6,220 million as of August 31, 2022 and May 31, 2022, respectively, representing 21% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of both August 31, 2022 and May 31, 2022. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both August 31, 2022 and May 31, 2022.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $462 million and $493 million as of August 31, 2022 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $241 million and $316 million as of August 31, 2022 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 20% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2022. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 881 and 883 as of August 31, 2022 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 881 and 883 borrowers with loans outstanding as of August 31, 2022 and May 31, 2022,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
respectively, 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 70 and 68 and borrowers with loans outstanding as of August 31, 2022 and May 31, 2022, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based electric utility organizations totaled $5,207 million and $5,104 million as of August 31, 2022 and May 31, 2022, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based electric utility organizations, $161 million and $163 million as of August 31, 2022 and May 31, 2022, respectively, were covered by the Farmer Mac standby repurchase agreement, respectively, which reduced our credit risk exposure to Texas-based borrowers to 16% of total loans outstanding as of each respective date. Of the 49 electric power supply borrowers with loans outstanding as of August 31, 2022, eight were located in Texas.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of August 31, 2022 and May 31, 2022.

Table 4.2: Payment Status of Loans Outstanding

	August 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$24,244,193	$—	$—	$—	$24,244,193	$—
Power supply	4,987,693	51	113,938	113,989	5,101,682	217,810
Statewide and associate	131,617	—	—	—	131,617	—
CFC total	29,363,503	51	113,938	113,989	29,477,492	217,810
NCSC	727,869	—	—	—	727,869	—
RTFC	469,635	—	—	—	469,635	—
Total loans outstanding	$30,561,007	$51	$113,938	$113,989	$30,674,996	$217,810

Percentage of total loans	99.63%	—%	0.37%	0.37%	100.00%	0.71%

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

We had two borrowers, Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with delinquent loans totaling $114 million as of both August 31, 2022 and May 31, 2022. The decrease in loans on nonaccrual status of $10 million to $218 million as of August 31, 2022, from $228 million as of May 31, 2022 was due to the receipt of loan principal payments. See “Nonperforming Loans” below for additional information.

Troubled Debt Restructurings

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by legal entity and member class, of these loans as of August 31, 2022 and May 31, 2022.

Table 4.3: Trouble Debt Restructurings

	August 31, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$4,638	0.02%	1	$5,092	0.02%
RTFC	1	3,966	0.01	1	4,092	0.01
Total TDR loans	2	$8,604	0.03%	2	$9,184	0.03%

Performance status of TDR loans:
Performing TDR loans	2	$8,604	0.03%	2	$9,184	0.03%
Total TDR loans	2	$8,604	0.03%	2	$9,184	0.03%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of August 31, 2022 and May 31, 2022. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of August 31, 2022 or May 31, 2022. We did not have any TDR loans classified as nonperforming as of August 31, 2022 or May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of August 31, 2022 and May 31, 2022. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.4: Nonperforming Loans

	August 31, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	3	$217,810	0.71%	3	$227,790	0.76%
Total nonperforming loans	3	$217,810	0.71%	3	$227,790	0.76%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We had loans to the same three CFC electric power supply borrowers totaling $218 million and $228 million classified as nonperforming as of August 31, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.71% and 0.76% of total loans outstanding as of August 31, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $10 million during the three months ended August 31, 2022 was due to payments received on one of the nonperforming loans.

Loans outstanding to Brazos, a CFC Texas-based electric power supply borrower, which filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex, accounted for $86 million of our total nonperforming loans as of both August 31, 2022 and May 31, 2022, of which $65 million was unsecured and $21 million was secured as of each respective date. The secured amount is based on set-off rights under Brazos’ revolving credit agreement with respect to funds held by lenders and was approved by the bankruptcy court. On September 1, 2022, Brazos filed its plan of reorganization with the bankruptcy court. The reorganization plan confirmation hearings are scheduled to begin on November 14, 2022.

The loan outstanding to Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, which filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings, accounted for $28 million of our total nonperforming loans as of both August 31, 2022 and May 31, 2022. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station (“the Plant”), and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station attributable to the TIC interest. Brazos’ rejection of the PPA in its bankruptcy case gave rise to an unsecured claim for rejection damages against Brazos. On September 14, 2022, the bankruptcy court approved a settlement of the rejection damages claim which was agreed to by Brazos Sandy Creek’s Chapter 7 Trustee, the Collateral Trustee for the noteholders and Brazos. These settlement terms are contingent upon the bankruptcy’s court approval of Brazos’ reorganization plan. The Chapter 7 Trustee, which was appointed and approved by the bankruptcy court to operate Brazos Sandy Creek as a going concern, is conducting a sale process for Brazos Sandy Creek’s 25% TIC ownership interest in the Plant.

Brazos and Brazos Sandy Creek have not made any loan payments since their respective bankruptcy filings, and these loans were delinquent and on nonaccrual as of each respective date. Brazos is not permitted to make scheduled loan payments without approval of the bankruptcy court. We believe our exposure to the significant adverse financial impact on some electric utilities from the surge in wholesale power costs in Texas during the February 2021 polar vortex is now limited to loans outstanding to Brazos and its wholly-owned subsidiary Brazos Sandy Creek. In June 2021, Texas enacted

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
securitization legislation that offers a financing program for qualifying electric cooperatives exposed to elevated power costs during the February 2021 polar vortex. Brazos qualifies for the Texas-enacted financing program and has stated that it expects the proceeds of such a securitization to fund a portion of their plan of reorganization.

Net Charge-Offs

We had no loan charge-offs during the three months ended August 31, 2022, nor during the same prior-year period. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

•Pass:  Borrowers that are not included in the categories of special mention, substandard or doubtful.
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

Table 4.5 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of August 31, 2022 and May 31, 2022. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of August 31, 2022, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2019, and in the aggregate for periods prior to fiscal year 2019. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.5 below, term loan advances made to borrowers prior to fiscal year 2019 totaled $17,999 million, representing 59% of our total loans outstanding of $30,675 million as of August 31, 2022. The average remaining maturity of our long-term loans, which accounted for 92% of total loans outstanding as of August 31, 2022, was 18 years.

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

While the number of borrowers with loans outstanding was 881 borrowers as of August 31, 2022, the number of loans outstanding was 16,623 as of August 31, 2022, resulting in an average of 19 loans outstanding per borrower. Our borrowers, however, are generally subject to cross-default under the terms of our loan agreements. Therefore, if a borrower defaults on one loan, the borrower is considered in default on all outstanding loans. Due to these factors, we historically have not observed a correlation between the year of origination of our loans and default risk. Instead, default risk on our loans has typically been more closely correlated to the risk rating of our borrowers.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2022
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q1 2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	May 31, 2022
Pass
CFC:
Distribution	$599,475	$2,472,643	$1,684,739	$1,868,407	$1,184,184	$14,533,691	$1,645,051	$23,988,190	$23,596,004
Power supply	185,300	366,847	557,006	186,210	398,612	2,814,019	375,878	4,883,872	4,673,980
Statewide and associate	6,300	33,848	2,189	17,374	3,179	19,176	35,704	117,770	112,610
CFC total	791,075	2,873,338	2,243,934	2,071,991	1,585,975	17,366,886	2,056,633	28,989,832	28,382,594
NCSC	3,875	48,958	38,989	229,706	3,987	270,736	131,618	727,869	710,878
RTFC	19,925	90,152	83,515	43,696	9,619	203,254	15,508	465,669	463,509
Total pass	$814,875	$3,012,448	$2,366,438	$2,345,393	$1,599,581	$17,840,876	$2,203,759	$30,183,370	$29,556,981

Special mention
CFC:
Distribution	$—	$—	$4,861	$—	$5,078	$12,872	$233,192	$256,003	$248,238
Statewide and associate	—	—	—	—	4,965	8,882	—	13,847	14,253
CFC total	—	—	4,861	—	10,043	21,754	233,192	269,850	262,491
RTFC	—	—	—	—	—	3,966	—	3,966	4,092
Total special mention	$—	$—	$4,861	$—	$10,043	$25,720	$233,192	$273,816	$266,583

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$132,210	$85,600	$217,810	$227,790
Total doubtful	$—	$—	$—	$—	$—	$132,210	$85,600	$217,810	$227,790
Total criticized loans	$—	$—	$4,861	$—	$10,043	$157,930	$318,792	$491,626	$494,373
Total loans outstanding	$814,875	$3,012,448	$2,371,299	$2,345,393	$1,609,624	$17,998,806	$2,522,551	$30,674,996	$30,051,354

Criticized loans totaled $492 million and $494 million as of August 31, 2022 and May 31, 2022, respectively, and represented approximately 2% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of both August 31, 2022 and May 31, 2022. See “Nonperforming Loans” above for additional information on Brazos and Brazos Sandy Creek.

Special Mention

One CFC electric distribution borrower with loans outstanding of $256 million and $248 million as of August 31, 2022 and May 31, 2022, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $274 million and $267 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Substandard

We did not have any loans classified as substandard as of August 31, 2022 or May 31, 2022.

Doubtful

Loans outstanding classified as doubtful totaled $218 million and $228 million as of August 31, 2022 and May 31, 2022, respectively, consisting of loans outstanding to Brazos and Brazos Sandy Creek totaling $114 million as of each respective date and loans outstanding to a CFC electric power supply borrower of $104 million and $114 million as of each respective date. These loans were also classified as nonperforming, as discussed above under “Nonperforming Loans.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2022 and May 31, 2022.

Table 4.6: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	August 31, 2022	May 31, 2022
Member class:
CFC:
Distribution	$9,337,695	$9,230,197
Power supply	3,825,651	3,835,535
Statewide and associate	181,424	183,845
Total CFC	13,344,770	13,249,577
NCSC	537,888	551,901
RTFC	291,419	309,724
Total unadvanced commitments	$14,174,077	$14,111,202

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,402,527	5,357,205
Total long-term loans	5,402,527	5,357,205
Lines of credit	8,771,550	8,753,997
Total unadvanced commitments	$14,174,077	$14,111,202
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2022, and the related maturities in each fiscal year during the five-year period ended May 31, 2027, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.7: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Line of credit loans	$8,771,550	$564,791	$4,406,240	$1,325,331	$628,055	$1,395,791	$451,342
Long-term loans	5,402,527	498,859	1,330,821	733,384	989,229	1,530,490	319,744
Total	$14,174,077	$1,063,650	$5,737,061	$2,058,715	$1,617,284	$2,926,281	$771,086

Unadvanced line of credit commitments accounted for 62% of total unadvanced loan commitments as of August 31, 2022, while unadvanced long-term loan commitments accounted for 38% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,403 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,174 million as of August 31, 2022 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,969 million and $10,908 million as of August 31, 2022 and May 31, 2022, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,205 million and $3,203 million as of August 31, 2022 and May 31, 2022, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2022, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.8: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Committed lines of credit	$3,204,749	$188,785	$374,962	$858,039	$457,449	$1,011,576	$313,938

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.9 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2022 and May 31, 2022. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.9: Pledged Loans

(Dollars in thousands)	August 31, 2022	May 31, 2022
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,472,711	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	8,448,742	8,564,596
RUS-guaranteed loans qualifying as permitted investments pledged	112,842	114,654
Total pledged collateral	8,561,584	8,679,250

1994 indenture:
Collateral trust bonds outstanding	$25,000	$25,000
Pledged collateral:
Distribution system mortgage notes pledged	28,852	29,616

Guaranteed Underwriter Program:
Notes payable outstanding	$6,161,811	$6,105,473
Pledged collateral:
Distribution and power supply system mortgage notes pledged	6,846,572	6,904,591

Farmer Mac:
Notes payable outstanding	$3,021,131	$3,094,679
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,387,202	3,445,358

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$2,755	$2,755
Pledged collateral:
Distribution and power supply system mortgage notes pledged	2,661	3,138
Cash	784	392
Total pledged collateral	3,445	3,530

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio for the three months ended August 31, 2022 and 2021.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended August 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560
Provision for credit losses	631	2,550	68	3,249	116	131	3,496
Balance as of August 31, 2022	$16,412	$50,343	$1,319	$68,074	$1,565	$1,417	$71,056

	Three Months Ended August 31, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$85,532
Provision for credit losses	1,943	1,823	31	3,797	81	125	4,003
Balance as of August 31, 2021	$15,369	$66,469	$1,422	$83,260	$1,455	$4,820	$89,535

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of August 31, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$16,412	$9,741	$1,319	$27,472	$1,565	$1,042	$30,079
Asset-specific allowance	—	40,602	—	40,602	—	375	40,977
Total allowance for credit losses	$16,412	$50,343	$1,319	$68,074	$1,565	$1,417	$71,056

Loans outstanding:(1)
Collectively evaluated loans	$24,239,555	$4,883,872	$131,617	$29,255,044	$727,869	$465,669	$30,448,582
Individually evaluated loans	4,638	217,810	—	222,448	—	3,966	226,414
Total loans outstanding	$24,244,193	$5,101,682	$131,617	$29,477,492	$727,869	$469,635	$30,674,996

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.20%	1.00%	0.09%	0.22%	0.22%	0.10%
Asset-specific allowance coverage ratio(3)	—	18.64	—	18.25	—	9.46	18.10
Total allowance coverage ratio(4)	0.07	0.99	1.00	0.23	0.22	0.30	0.23

	May 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$15,781	$9,355	$1,251	$26,387	$1,449	$1,040	$28,876
Asset-specific allowance	—	38,438	—	38,438	—	246	38,684
Total allowance for credit losses	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560

Loans outstanding:(1)
Collectively evaluated loans	$23,839,150	$4,673,980	$126,863	$28,639,993	$710,878	$463,509	$29,814,380
Individually evaluated loans	5,092	227,790	—	232,882	—	4,092	236,974
Total loans outstanding	$23,844,242	$4,901,770	$126,863	$28,872,875	$710,878	$467,601	$30,051,354

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.20%	0.99%	0.09%	0.20%	0.22%	0.10%
Asset-specific allowance coverage ratio(3)	—	16.87	—	16.51	—	6.01	16.32
Total allowance coverage ratio(4)	0.07	0.98	0.99	0.22	0.20	0.28	0.22
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $12 million as of both August 31, 2022 and May 31, 2022.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses and allowance coverage ratio increased slightly to $71 million and 0.23%, respectively, as of August 31, 2022, from $68 million and 0.22%, respectively, as of May 31, 2022. The $3 million increase in the allowance for credit losses reflected an increase in the collective and the asset-specific allowance of $1 million and $2 million, respectively. The collective allowance increase of $1 million was primarily due to an increase in total loans outstanding. The asset-specific allowance increase of $2 million stemmed from the combined impact of an increase in the asset-specific allowance for Brazos Sandy Creek as a result of the terms of a settlement of Brazos Sandy Creek’s rejection damages claim against Brazos approved by the bankruptcy court, partially offset by a reduction in the asset-specific allowance for Brazos attributable to its reorganization plan filed with the bankruptcy court and a decrease in the asset-specific allowance for a nonperforming CFC power supply borrower, attributable to loan payments received on this loan.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2022 and May 31, 2022.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,271 million and accounted for 18% of total debt outstanding as of August 31, 2022, compared with $4,981 million and 17% of total debt outstanding as of May 31, 2022. The following table provides comparative information on our short-term borrowings as of August 31, 2022 and May 31, 2022.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,278,986	4%	$1,024,813	4%
Commercial paper members, at par	1,388,041	5	1,358,069	5
Total commercial paper	2,667,027	9	2,382,882	9
Select notes to members	1,712,778	6	1,753,441	6
Daily liquidity fund notes to members	481,078	2	427,790	1
Medium-term notes to members	409,943	1	417,054	1
Total short-term borrowings	$5,270,826	18%	$4,981,167	17%

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2022
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

The total commitment amount under the three-year facility and the five-year facility is $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of August 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2022 and May 31, 2022. Long-term debt outstanding totaled $21,867 million and accounted for 74% of total debt outstanding as of August 31, 2022, compared with $21,545 million and 75% of total debt outstanding as of May 31, 2022.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2022	May 31, 2022
Secured long-term debt:
Collateral trust bonds	$7,497,711	$7,097,711
Unamortized discount	(214,813)	(216,608)
Debt issuance costs	(34,472)	(32,613)
Total collateral trust bonds	7,248,426	6,848,490
Guaranteed Underwriter Program notes payable	6,161,811	6,105,473
Farmer Mac notes payable	3,021,131	3,094,679
Other secured notes payable	2,755	2,755
Debt issuance costs	(7)	(9)
Total other secured notes payable	2,748	2,746
Total secured notes payable	9,185,690	9,202,898
Total secured long-term debt	16,434,116	16,051,388
Unsecured long-term debt:
Medium-term notes sold through dealers	5,191,007	5,263,496
Medium-term notes sold to members	260,570	250,397
Medium term notes sold through dealers and to members	5,451,577	5,513,893
Unamortized discount	(1,932)	(2,086)
Debt issuance costs	(18,278)	(19,723)
Total unsecured medium-term notes	5,431,367	5,492,084
Unsecured notes payable	1,979	1,979
Unamortized discount	(5)	(10)
Debt issuance costs	(1)	(1)
Total unsecured notes payable	1,973	1,968
Total unsecured long-term debt	5,433,340	5,494,052
Total long-term debt	$21,867,456	$21,545,440

Secured Debt

Long-term secured debt of $16,434 million and $16,051 million as of August 31, 2022 and May 31, 2022, respectively, represented 75% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of August 31, 2022 and May 31, 2022. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. On August 17, 2022 we issued a total of $400 million aggregate principal amount of sustainability collateral trust bonds at 4.15% due December 15, 2032.

Guaranteed Underwriter Program Notes Payable

We borrowed $100 million and repaid $44 million of notes payable outstanding under the Guaranteed Underwriter Program during the three months ended August 31, 2022. We had up to $975 million available for access under the Guaranteed Underwriter Program as of August 31, 2022.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,021 million of long-term debt as of August 31, 2022. We borrowed $200 million in long-term notes payable under the Farmer Mac Note Purchase Agreement during the three months ended August 31, 2022. The amount available for borrowing totaled $2,979 million as of August 31, 2022.

Unsecured Debt

Long-term unsecured debt of $5,433 million and $5,494 million as of August 31, 2022 and May 31, 2022, respectively, represented 25% of long-term debt outstanding as of each respective date.

See “Note 7—Long-Term Debt” in our 2022 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $987 million as of August 31, 2022, unchanged from May 31, 2022. See “Note 8—Subordinated Deferrable Debt” in our 2022 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We did not have any derivatives designated as accounting hedges as of August 31, 2022 or May 31, 2022. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2022 and May 31, 2022. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	August 31, 2022			May 31, 2022
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,999,761	2.60%	2.66%	$5,957,631	2.60%	1.24%
Receive-fixed swaps	1,980,000	3.25	2.86	1,980,000	1.53	2.86
Total interest rate swaps	7,979,761	2.76	2.71	7,937,631	2.33	1.64
Forward pay-fixed swaps	—			124,000
Total interest rate swaps	$7,979,761			$8,061,631

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2022		May 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$328,285	$5,173,831	$222,042	$4,791,699
Total derivative assets	$328,285	$5,173,831	$222,042	$4,791,699

Derivative liabilities:
Interest rate swaps	$130,242	$2,805,930	$128,282	$3,269,932
Total derivative liabilities	$130,242	$2,805,930	$128,282	$3,269,932

(1) The notional amount includes $124 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date subsequent to May 31, 2022, outstanding as of May 31, 2022. The fair value of these swaps as of May 31, 2022 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2022 and May 31, 2022, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	August 31, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$328,285	$—	$328,285	$119,410	$—	$208,875

Derivative liabilities:
Interest rate swaps	130,242	—	130,242	119,410	—	10,832

	May 31, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$222,042	$—	$222,042	$103,228	$—	$118,814

Derivative liabilities:
Interest rate swaps	128,282	—	128,282	103,228	—	25,054

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three months ended August 31, 2022 and 2021. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest expense	$(10,785)	$(27,563)
Derivative forward value gains (losses)	104,372	(144,600)
Derivative gains (losses)	$93,587	$(172,163)

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

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2022. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2022. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2022, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$36,110	$(2,944)	$—	$(2,944)
Falls below Baa1/BBB+	5,454,822	(9,357)	131,658	122,301
Falls to or below Baa2/BBB (2)	322,364	—	11,306	11,306
Total	$5,813,296	$(12,301)	$142,964	$130,663
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $231 million as of August 31, 2022. These swaps were in an unrealized gain position of $17 million as of August 31, 2022.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% the total outstanding notional amount of derivatives as of both August 31, 2022 and May 31, 2022. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $12 million as of August 31, 2022.

NOTE 10—EQUITY

Total equity increased $105 million to $2,247 million as of August 31, 2022, attributable primarily to our reported net income of $162 million for the three months ended August 31, 2022, partially offset by the patronage capital retirement of $59 million authorized by the CFC Board of Directors in July 2022.

Allocation of Net Earnings and Retirement of Patronage Capital

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

In July 2022, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $59 million, of which $44 million represented 50% of the patronage capital allocation for fiscal year 2022 and $15 million represented the portion of the allocation from net earnings for fiscal year 1997 that has been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $59 million was returned to members in cash in September 2022. The remaining portion of the patronage capital allocation for fiscal year 2022 will be retained by CFC for 25 years pursuant to the current guidelines adopted by the CFC Board of Directors in June 2009.

See “Note 11—Equity” in our 2022 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three months ended August 31, 2022 and 2021 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended August 31,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$5,123	$(2,865)	$2,258	$1,718	$(1,743)	$(25)
Changes in unrealized gains	—	—	—	416	—	416
Realized (gains) losses reclassified to earnings	(189)	100	(89)	(97)	71	(26)
Ending balance	$4,934	$(2,765)	$2,169	$2,037	$(1,672)	$365
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2022	May 31, 2022
Guarantee type:
Long-term tax-exempt bonds(1)	$121,450	$122,150
Letters of credit(2)(3)	490,177	450,354
Other guarantees	159,014	158,279
Total	$770,641	$730,783

Member class:
CFC:
Distribution	$324,363	$314,925
Power supply	403,463	378,516
Statewide and associate(4)	13,898	13,372
CFC total	741,724	706,813
NCSC	28,917	23,970
Total	$770,641	$730,783
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Under a hybrid letter of credit facility we had $31 million of commitments that may be used for the issuance of letters of credit as of August 31, 2022.
(4)Includes CFC guarantees to NCSC and RTFC members totaling $12 million and $11 million as of August 31, 2022 and May 31, 2022, respectively.

We had guarantees outstanding totaling $771 million and $731 million as of August 31, 2022 and May 31, 2022, respectively. Guarantees under which our right of recovery from our members was not secured totaled $485 million and $466 million and represented 63% and 64% of total guarantees as of August 31, 2022 and May 31, 2022, respectively.

Long-term tax-exempt bonds of $121 million and $122 million as of August 31, 2022 and May 31, 2022, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $490 million and $450 million as of August 31, 2022 and May 31, 2022, respectively, $139 million and $118 million were secured at each respective date. The maturities for the outstanding letters of credit as of August 31, 2022 extend through calendar year 2040.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2022, we may be required to issue up to an additional $97 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2022. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $159 million and $158 million as of August 31, 2022 and May 31, 2022, respectively, of which $25 million was secured as of both August 31, 2022 and May 31, 2022. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $121 million of variable-rate tax-exempt bonds as of August 31, 2022, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2022 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $12 million and $13 million as of August 31, 2022 and May 31, 2022, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million as of each respective date. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2022 and May 31, 2022. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	August 31, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232,084	$232,084	$232,084	$—	$—
Restricted cash	8,468	8,468	8,468	—	—
Equity securities, at fair value	36,359	36,359	36,359	—	—
Debt securities trading, at fair value	561,972	561,972	—	561,972	—
Deferred compensation investments	6,514	6,514	6,514	—	—
Loans to members, net	30,616,275	28,590,435	—	—	28,590,435
Accrued interest receivable	131,756	131,756	—	131,756	—
Derivative assets	328,285	328,285	—	328,285	—
Total financial assets	$31,921,713	$29,895,873	$283,425	$1,022,013	$28,590,435

Liabilities:
Short-term borrowings	$5,270,826	$5,269,268	$—	$5,269,268	$—
Long-term debt	21,867,456	20,982,591	—	12,337,848	8,644,743
Accrued interest payable	198,922	198,922	—	198,922	—
Guarantee liability	12,232	11,973	—	—	11,973
Derivative liabilities	130,242	130,242	—	130,242	—
Subordinated deferrable debt	986,571	941,400	243,300	698,100	—
Members’ subordinated certificates	1,236,528	1,236,528	—	—	1,236,528
Total financial liabilities	$29,702,777	$28,770,924	$243,300	$18,634,380	$9,893,244

	May 31, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$153,551	$153,551	$153,551	$—	$—
Restricted cash	7,563	7,563	7,563	—	—
Equity securities, at fair value	33,758	33,758	33,758	—	—
Debt securities trading, at fair value	566,146	566,146	—	566,146	—
Deferred compensation investments	6,710	6,710	6,710	—	—
Loans to members, net	29,995,826	28,595,111	—	—	28,595,111
Accrued interest receivable	111,418	111,418	—	111,418	—
Derivative assets	222,042	222,042	—	222,042	—
Total financial assets	$31,097,014	$29,696,299	$201,582	$899,606	$28,595,111

Liabilities:
Short-term borrowings	$4,981,167	$4,978,580	$—	$4,978,580	$—
Long-term debt	21,545,440	21,106,750	—	12,248,695	8,858,055
Accrued interest payable	131,950	131,950	—	131,950	—
Guarantee liability	12,764	13,083	—	—	13,083
Derivative liabilities	128,282	128,282	—	128,282	—
Subordinated deferrable debt	986,518	960,869	250,800	710,069	—
Members’ subordinated certificates	1,234,161	1,234,161	—	—	1,234,161
Total financial liabilities	$29,020,282	$28,553,675	$250,800	$18,197,576	$10,105,299

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2022 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the three months ended August 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of August 31, 2022 and May 31, 2022, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three months ended August 31, 2022 and 2021.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2022			May 31, 2022
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$36,359	$—	$36,359	$33,758	$—	$33,758
Debt securities trading, at fair value	—	561,972	561,972	—	566,146	566,146
Deferred compensation investments	6,514	—	6,514	6,710	—	6,710
Derivative assets	—	328,285	328,285	—	222,042	222,042

Liabilities:
Derivative liabilities	$—	$130,242	$130,242	$—	$128,282	$128,282

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended August 31, 2022. We had certain loans measured at fair value on a nonrecurring basis during the three months ended August 31, 2021, which were repaid in full in November 2021.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of August 31, 2022 and May 31, 2022.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2022	May 31, 2022
Assets:
Loans outstanding	$1,197,504	$1,178,479
Other assets	9,725	9,672
Total assets	$1,207,229	$1,188,151

Liabilities:
Total liabilities	$21,616	$22,958

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of August 31, 2022 and May 31, 2022.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	August 31, 2022	May 31, 2022
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,178,810	1,158,583
Credit enhancements:
CFC third-party guarantees	28,917	23,970
Other credit enhancements	3,080	4,044
Total credit enhancements(2)	31,997	28,014
Total outstanding commitments	1,210,807	1,186,597
CFC credit commitments available(3)	$4,289,193	$4,313,403
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $32 million as of August 31, 2022. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately; however, we aggregate segment information for NCSC and RTFC into one reportable segment because neither entity meets the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting. We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. We describe the business segment reporting methodology in “Note 16—Business Segments” to the Consolidated Financial Statements in our 2022 Form 10-K.

Segment Results and Reconciliation

The following tables display segment results of operations for the three months ended August 31, 2022 and 2021, assets attributable to each segment as of August 31, 2022 and August 31, 2021 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended August 31, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$304,984	$11,936	$316,920	$—	$(9,942)	$306,978
Interest expense	(209,468)	(9,942)	(219,410)	—	9,942	(209,468)
Derivative cash settlements interest expense	(10,528)	(257)	(10,785)	10,785	—	—
Interest expense	(219,996)	(10,199)	(230,195)	10,785	9,942	(209,468)
Net interest income	84,988	1,737	86,725	10,785	—	97,510
Provision for credit losses	(3,496)	(247)	(3,743)	—	247	(3,496)
Net interest income after provision for credit losses	81,492	1,490	82,982	10,785	247	94,014
Non-interest income:
Fee and other income	5,793	919	6,712	—	(2,656)	4,056
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(10,785)	—	(10,785)
Derivative forward value gains	—	—	—	104,372	—	104,372
Derivative gains	—	—	—	93,587	—	93,587
Investment securities losses	(3,679)	—	(3,679)	—	—	(3,679)
Total non-interest income	2,114	919	3,033	93,587	(2,656)	93,964
Non-interest expense:
General and administrative expenses	(25,012)	(2,535)	(27,547)	—	2,028	(25,519)
Other non-interest expense	(322)	(381)	(703)	—	381	(322)
Total non-interest expense	(25,334)	(2,916)	(28,250)	—	2,409	(25,841)
Income (loss) before income taxes	58,272	(507)	57,765	104,372	—	162,137
Income tax provision	—	(263)	(263)	—	—	(263)
Net income (loss)	$58,272	$(770)	$57,502	$104,372	$—	$161,874

	August 31, 2022
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$30,656,301	$1,197,504	$31,853,805	$—	$(1,178,809)	$30,674,996
Deferred loan origination costs	12,335	—	12,335	—	—	12,335
Loans to members	30,668,636	1,197,504	31,866,140	—	(1,178,809)	30,687,331
Less: Allowance for credit losses	(71,056)	(2,982)	(74,038)	—	2,982	(71,056)
Loans to members, net	30,597,580	1,194,522	31,792,102	—	(1,175,827)	30,616,275
Other assets	1,456,295	97,694	1,553,989	—	(87,970)	1,466,019
Total assets	$32,053,875	$1,292,216	$33,346,091	$—	$(1,263,797)	$32,082,294

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$281,307	$10,453	$291,760	$—	$(8,492)	$283,268
Interest expense	(174,777)	(8,492)	(183,269)	—	8,492	(174,777)
Derivative cash settlements interest expense	(27,145)	(418)	(27,563)	27,563	—	—
Interest expense	(201,922)	(8,910)	(210,832)	27,563	8,492	(174,777)
Net interest income	79,385	1,543	80,928	27,563	—	108,491
Provision for credit losses	(4,003)	(206)	(4,209)	—	206	(4,003)
Net interest income after provision for credit losses	75,382	1,337	76,719	27,563	206	104,488
Non-interest income:
Fee and other income	5,323	884	6,207	—	(2,266)	3,941
Derivative losses:
Derivative cash settlements interest expense	—	—	—	(27,563)	—	(27,563)
Derivative forward value losses	—	—	—	(144,600)	—	(144,600)
Derivative losses	—	—	—	(172,163)	—	(172,163)
Investment securities losses	(2,225)	—	(2,225)	—	—	(2,225)
Total non-interest income	3,098	884	3,982	(172,163)	(2,266)	(170,447)
Non-interest expense:
General and administrative expenses	(23,654)	(2,151)	(25,805)	—	1,595	(24,210)
Other non-interest expense	(256)	(465)	(721)	—	465	(256)
Total non-interest expense	(23,910)	(2,616)	(26,526)	—	2,060	(24,466)
Income (loss) before income taxes	54,570	(395)	54,175	(144,600)	—	(90,425)
Income tax benefit	—	93	93	—	—	93
Net income (loss)	$54,570	$(302)	$54,268	$(144,600)	$—	$(90,332)

	August 31, 2021
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,849,795	$1,137,333	$29,987,128	$—	$(1,116,370)	$28,870,758
Deferred loan origination costs	11,875	—	11,875	—	—	11,875
Loans to members	28,861,670	1,137,333	29,999,003	—	(1,116,370)	28,882,633
Less: Allowance for credit losses	(89,535)	—	(89,535)	—	—	(89,535)
Loans to members, net	28,772,135	1,137,333	29,909,468	—	(1,116,370)	28,793,098
Other assets	1,288,781	98,855	1,387,636	—	(88,987)	1,298,649
Total assets	$30,060,916	$1,236,188	$31,297,104	$—	$(1,205,357)	$30,091,747
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2022 Form 10-K, as filed with the SEC on August 8, 2022. We are not aware of any material changes in the risk factors identified in our 2022 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2022 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management” in our 2022 Form 10-K.

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

NATIONAL RURAL UTILITIES
COOPERATIVE FINANCE CORPORATION

Date: October 13, 2022

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)