Form 10-Q
period 2022-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2023-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	14
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	17
4	Non-Interest Income	20
5	Derivative Gains (Losses)	21
6	Derivatives—Average Notional Amounts and Interest Rates	21
7	Comparative Swap Curves	22
8	Non-Interest Expense	23
9	Debt—Total Debt Outstanding	25
10	Debt—Member Investments	26
11	Equity	28
12	Loans—Loan Portfolio Security Profile	30
13	Loans—Loan Exposure to 20 Largest Borrowers	32
14	Loans—Loan Exposure to Texas-Based Borrowers	33
15	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	36
16	Available Liquidity	38
17	Liquidity Coverage Ratios	39
18	Committed Bank Revolving Line of Credit Agreements	40
19	Short-Term Borrowings—Funding Sources	42
20	Long-Term and Subordinated Debt—Issuances and Repayments	43
21	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	43
22	Collateral Pledged	44
23	Loans—Unencumbered Loans	44
24	Liquidity—Projected Long-Term Sources and Uses of Funds	46
25	Credit Ratings	46
26	Interest Rate Sensitivity Analysis	48
27	LIBOR-Indexed Financial Instruments	50
28	Adjusted Net Income	51
29	TIER and Adjusted TIER	51
30	Adjusted Liabilities and Equity	52
31	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	53
32	Members’ Equity	53

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”), National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC.”) Our principal operations are currently organized for management reporting purposes into three business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC.

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three and six months ended November 30, 2022 and 2021, and as of November 30, 2022 and May 31, 2022.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Six Months Ended
	November 30,			November 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Statement of operations
Net interest income:
Interest income	$324,194	$283,152	14%	$631,172	$566,420	11%
Interest expense	(245,444)	(173,596)	41	(454,912)	(348,373)	31
Net interest income	78,750	109,556	(28)	176,260	218,047	(19)
Fee and other income	4,166	4,831	(14)	8,222	8,772	(6)
Total revenue	82,916	114,387	(28)	184,482	226,819	(19)
Benefit (provision) for credit losses	(11,628)	3,400	**	(15,124)	(603)	2,408
Derivative gains (losses):
Derivative cash settlements interest income (expense)(2)	4,801	(25,952)	**	(5,984)	(53,515)	(89)
Derivative forward value gains (losses)(3)	141,989	72,038	97	246,361	(72,562)	**
Derivative gains (losses)	146,790	46,086	219	240,377	(126,077)	**
Other non-interest income	(493)	(4,344)	(89)	(4,172)	(6,569)	(36)
Operating expenses(4)	(27,247)	(23,095)	18	(52,766)	(47,305)	12
Other non-interest expense	(355)	(431)	(18)	(677)	(687)	(1)
Income before income taxes	189,983	136,003	40	352,120	45,578	673
Income tax provision	(219)	(274)	(20)	(482)	(181)	166
Net income	$189,764	$135,729	40	$351,638	$45,397	675

Adjusted statement of operations measures
Interest income	$324,194	$283,152	14%	$631,172	$566,420	11%
Interest expense	(245,444)	(173,596)	41	(454,912)	(348,373)	31
Include: Derivative cash settlements interest income (expense)(2)	4,801	(25,952)	**	(5,984)	(53,515)	(89)
Adjusted interest expense(5)	(240,643)	(199,548)	21	(460,896)	(401,888)	15
Adjusted net interest income(5)	$83,551	$83,604	—	$170,276	$164,532	3

Net income	$189,764	$135,729	40	$351,638	$45,397	675
Exclude: Derivative forward value gains (losses)(3)	141,989	72,038	97	246,361	(72,562)	**
Adjusted net income(5)	$47,775	$63,691	(25)	$105,277	$117,959	(11)

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.77	1.78	(1)%		1.77	1.13	57%
Adjusted TIER(5)	1.20	1.32	(9)		1.23	1.29	(5)
Net interest yield(7)	0.99%	1.49%	(50)	bps	1.12%	1.48%	(36)	bps
Adjusted net interest yield(5)(8)	1.05	1.13	(8)		1.08	1.11	(3)

Credit quality ratios
Net charge-off rate(9)	0.19	—	19		0.10	—	10

(Dollars in thousands)	November 30, 2022	May 31, 2022	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$281,648	$161,114	75%
Investment securities	607,728	599,904	1
Loans to members(10)	31,577,351	30,063,386	5
Allowance for credit losses	(67,615)	(67,560)	—
Loans to members, net	31,509,736	29,995,826	5
Total assets	33,188,370	31,251,382	6
Liabilities and equity:
Short-term borrowings	5,594,212	4,981,167	12
Long-term debt	22,537,424	21,545,440	5
Subordinated deferrable debt	986,624	986,518	—
Members’ subordinated certificates	1,238,552	1,234,161	—
Total debt outstanding	30,356,812	28,747,286	6
Total liabilities	30,754,658	29,109,413	6
Total equity	2,433,712	2,141,969	14

Adjusted balance sheet measures
Adjusted total liabilities(5)	$28,269,133	$26,629,324	6%
Adjusted total equity(5)	4,320,533	4,270,476	1
Members’ equity(5)	2,067,373	2,019,952	2

Debt ratios
Debt-to-equity ratio(11)	12.64	13.59	(7)%
Adjusted debt-to-equity ratio(5)	6.54	6.24	5
Liquidity coverage ratio(12)	0.95	0.99	(4)

Credit quality ratios
Nonperforming loans ratio(13)	0.64%	0.76%	(12)	bps
Criticized loans ratio(14)	1.48	1.65	(17)
Allowance coverage ratio(15)	0.21	0.22	(1)
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
(5)See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2022 Form 10-K for a description of each of our non-GAAP measures. See the section “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures presented in this Report to the most comparable U.S. GAAP measure.
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $13 million and $12 million as of November 30, 2022 and May 31, 2022, respectively.
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

Financial Performance

Reported Results

We reported net income of $190 million and TIER of 1.77 for the three months ended November 30, 2022 (“current quarter”), compared with net income of $136 million and TIER of 1.78 for the three months ended November 30, 2021 (“same prior-year quarter”). We reported net income of $352 million and TIER of 1.77 for the six months ended November 30, 2022 (“current year-to-date period”), compared with net income of $45 million and TIER of 1.13 for the six months ended November 30, 2021 (“same prior year-to-date period”). The significant variances between our reported results for the current quarter and year-to-date period and the same prior-year quarter and year-to-date period are attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 12.64 as of November 30, 2022, from 13.59 as of May 31, 2022, primarily due to an increase in equity resulting from our reported net income of $352 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

Current Quarter Reported Results

The increase in our reported net income of $54 million to $190 million for the current quarter from $136 million for the same prior-year quarter was driven by an increase in derivative gains of $101 million, partially offset by a decrease in net interest income of $31 million and an unfavorable shift in the provision for credit losses of $15 million. We recorded derivative gains of $147 million for the current quarter, attributable to increases in interest rates across the entire swap curve. In comparison, we recorded derivative gains of $46 million for the same prior-year quarter, primarily attributable to increases in medium- and longer-term swap interest rates. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

The decrease in net interest income of $31 million, or 28%, to $79 million for the current quarter was attributable to a decrease in the net interest yield of 50 basis points, or 34%, to 0.99%, partially offset by an increase in average interest-earning assets of $2,207 million, or 7%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 79 basis points to 3.31%, partially offset by an increase in the average yield on our interest-earning assets of 25 basis points to 4.09% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.21%. The increase in our average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate. The increase in average interest-earning assets was primarily driven by growth in average total loans.

We recorded a provision for credit losses of $12 million for the current quarter. In contrast, we recorded a benefit for credit losses of $3 million for the same prior-year quarter. The current quarter provision for credit losses stemmed primarily from an increase in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to a decrease in the expected payments on this loan. The benefit for credit losses recorded in the same prior-year quarter stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans to two RTFC borrowers totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the period.

Other factors affecting the variance between our reported results for the current quarter and the same prior-year quarter include the unfavorable impact of an increase in operating expenses of $4 million, attributable to higher expenses recorded for salaries, business travel and in-person corporate meetings and events, offset by a decrease in losses recorded on our investment securities of $4 million, primarily due to period-to-period market fluctuations in fair value.

Year-to-Date Reported Results

The increase in our reported net income of $307 million to $352 million for the current year-to-date period from $45 million for the same prior year-to-date period was driven by a favorable shift in the change in the fair value of our derivatives of $366 million, partially offset by a decrease in net interest income of $42 million and an increase in the provision for credit losses of $15 million. We recorded derivative gains of $240 million for the current year-to-date period, attributable to increases in interest rates across the entire swap curve. In comparison, we recorded derivative losses of $126 million for the same prior year-to-date period, attributable to a decrease in the net fair value of our swap portfolio resulting from decreases of longer-term swap interest rates during the period.

The decrease in net interest income of $42 million, or 19%, to $176 million for the current year-to-date period was attributable to a decrease in the net interest yield of 36 basis points, or 24%, to 1.12%, partially offset by an increase in average interest-earning assets of $2,024 million, or 7%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 56 basis points to 3.08%, partially offset by an increase in the average yield on our interest-earning assets of 16 basis points to 4.00% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.20%. The increase in average interest-earning assets was primarily driven by growth in average total loans.

As mentioned above under “Current Quarter Reported Results,” the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate. Specifically, we experienced an increase in our short-term and variable-rate borrowings and line of credit and variable-rate loans attributable to an overall increase in the federal funds rate of 375 basis points since November 30, 2021. On March 16, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC further raised the target range for the federal funds rate at each of its subsequent meetings held through November 2022, with the federal funds rate reaching a target range of 3.75% to 4.00% as of November 30, 2022.

We recorded a provision for credit losses of $15 million for the current year-to-date period, compared with a provision for credit losses of less than $1 million for the same prior year-to-date period. The current year-to-date period provision stemmed primarily from an increase in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to a decrease in the expected payments on this loan. The provision for credit losses for the same prior year-to-date period reflected the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million, discussed further below under “Consolidated Results of Operations.”

Other factors affecting the variance between our reported results for the current year-to-date period and the same prior year-to-date period include the unfavorable impact of an increase in operating expenses of $5 million, attributable to higher expenses recorded for salaries, business travel and in-person corporate meetings and events, partially offset by a decrease in losses recorded on our investment securities of $2 million, primarily due to period-to-period market fluctuations in fair value.

Non-GAAP Adjusted Results

Adjusted net income totaled $48 million and adjusted TIER was 1.20 for the current quarter, compared with adjusted net income of $64 million and adjusted TIER of 1.32 for the same prior-year quarter. Adjusted net income totaled $105 million and adjusted TIER was 1.23 for the current year-to-date period, compared with adjusted net income of $118 million and adjusted TIER of 1.29 for the same prior year-to-date period. The adjusted TIER for the current periods and the same prior-year periods was well above our target of 1.10. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.54 as of November 30, 2022 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current year-to-date period adjusted net income.

Current Quarter Adjusted Results

The decrease in adjusted net income of $16 million to $48 million for the current quarter, from $64 million for the same prior-year quarter was due primarily to an unfavorable shift in the provision for credit losses of $15 million and an increase in operating expenses of $4 million, partially offset by a decrease in losses recorded on our investment securities of $4 million, as discussed above under “Current Quarter Reported Results.”

Adjusted net interest income was $84 million for both the current quarter and the same prior-year quarter, as the increase in average interest-earning assets of $2,207 million, or 7%, primarily due to growth in average total loans, was offset by the decrease in the adjusted net interest yield of 8 basis points, or 7%, to 1.05%. The decrease in the adjusted net interest yield reflected the combined impact of an increase in our adjusted average cost of borrowings of 36 basis points to 3.25%, partially offset by an increase in the average yield on interest-earning assets of 25 basis points to 4.09% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.21%, driven by the continued increase in the federal funds rate, as discussed above.

Year-to-Date Adjusted Results

The decrease in adjusted net income of $13 million to $105 million for the current year-to-date period, from $118 million for the same prior year-to-date period was due primarily to an increase in the provision for credit losses of $15 million and an increase in operating expenses of $5 million, partially offset by an increase in adjusted net interest income of $6 million and a decrease in losses recorded on our investment securities of $2 million. See above under “Year-to-Date Reported Results” for a discussion on the drivers of the current year-to-date period increase in the provision for credit losses and operating expenses, and decrease in the losses recorded on our investment securities.

The increase in adjusted net interest income of $6 million, or 3%, to $170 million, was attributable primarily to an increase in average interest-earning assets of $2,024 million, or 7%, due to growth in average total loans, partially offset by the decrease in the adjusted net interest yield of 3 basis points, or 3%, to 1.08%. The decrease in the adjusted net interest yield reflected the combined impact of an increase in our adjusted average cost of borrowings of 21 basis points to 3.12%, partially offset by an increase in the average yield on interest-earning assets of 16 basis points to 4.00% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.20%, driven by the continued increase in the federal funds rate, as discussed above.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $31,577 million as of November 30, 2022, an increase of $1,514 million, or 5%, from May 31, 2022, reflecting net increases in long-term and line of credit loans of $825 million and $688 million, respectively. The $688 million increase in line of credit loans was largely attributable to funding provided for higher operating costs that our members experienced and broadband bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, NCSC loans and RTFC loans of $1,012 million, $292 million, $201 million and $9 million, respectively, partially offset by a decrease in CFC statewide and associate loans of $1 million.

Long-term loan advances totaled $1,651 million during the current year-to-date period, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,506 million during the same prior year-to-date period, of which approximately 69% was provided to members for capital expenditures and approximately 29% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. Of the $1,651 million total long-term loans advanced during the current year-to-date period, $1,478 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Of the total long-term loans advanced for capital expenditures during the current year-to-date period, approximately $397 million was to provide funding for CFC electric distribution cooperative members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,000 million as of November 30, 2022, from approximately $1,647 million as of May 31, 2022.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2022. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $31,088 million and $29,584 million as of November 30, 2022 and May 31, 2022, respectively, represented approximately 98% of total loans outstanding as of each respective date. Of our total loans outstanding, 92% and 93% were secured as of November 30, 2022 and May 31, 2022, respectively.

We had loans to the same three CFC electric power supply borrowers totaling $203 million and $228 million classified as nonperforming as of November 30, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.64% and 0.76% of total loans outstanding as of November 30, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $25 million during the current quarter was due to the partial charge-offs related to the nonperforming loans to Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek,”) and the receipt of loan principal payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower. Loans to Brazos and Brazos Sandy Creek accounted for $99 million and $114 million of our total nonperforming loans as of November 30, 2022 and May 31, 2022, respectively. The nonperforming loans to these two borrowers were attributable to the borrowers’ respective bankruptcy filings as a result of the impact of elevated wholesale electric power costs in Texas during the February 2021 polar vortex.

We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during the three and six months ended November 30, 2022, which resulted in an annualized net charge-off rate of 0.19% and 0.10% for the three and six months ended November 30, 2022, respectively. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

In December 2022, we received a total of $56 million in payments from Brazos in accordance with the provisions of the plan of reorganization, including the full amount of the secured portion of the loan. These payments reduced our loans outstanding to Brazos to $22 million as of December 31, 2022, the entirety of which is unsecured, that we expect to receive over the next six to 12 months. See section “Credit Risk—Credit Quality Indicators—Nonperforming Loans” below for additional information on Brazos and Brazos Sandy Creek.

Our allowance for credit losses was $68 million as of both November 30, 2022 and May 31, 2022, while the allowance coverage ratio decreased slightly to 0.21% as of November 30, 2022 from 0.22% as of May 31, 2022. The allowance for credit losses reflected an increase in the collective allowance of $2 million, primarily due to loan portfolio growth, offset by a decrease in the asset-specific allowance of $2 million.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses in the sections “Critical Accounting Estimates,” “Credit Risk—Credit Quality Indicators” and “Credit Risk—Allowance for Credit Losses,” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,610 million, or 6%, to $30,357 million as of November 30, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,351 million as of November 30, 2022 was within our quarter-end target range. We provide additional information on our financing activities under the “Consolidated Balance Sheet Analysis—Debt” section of this Report.

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. On December 7, 2022, S&P affirmed CFC’s credit ratings and stable outlook. Table 25 presents our credit ratings for each CFC debt product type as of November 30, 2022, which remain unchanged as of the date of this Report, in the “Liquidity Risk—Credit Ratings” section of this Report.

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

As of November 30, 2022, our available liquidity totaled $7,164 million, consisting of: (i) cash and cash equivalents of $272 million; (ii) investments in debt securities with an aggregate fair value of $567 million, which is subject to change based on market fluctuations; (iii) up to $2,597 million available under committed bank revolving line of credit agreements; (iv) up to $775 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,953 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $7,164 million as of November 30, 2022, we expect to receive $1,491 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,538 million as of November 30, 2022, consisting of short-term borrowings of $5,594 million and long-term and subordinated debt of $1,944 million. The short-term borrowings scheduled maturity amount of $5,594 million consists of member investments of $3,853 million, dealer commercial paper of $1,351 million and borrowings under a securities repurchase transaction of $390 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $1,944 million consist of debt maturities and scheduled debt payment amounts.

Our available liquidity of $7,164 million as of November 30, 2022 was $374 million below our total scheduled debt obligations over the next 12 months of $7,538 million. We believe we can continue to roll over our member short-term investments of $3,853 million as of November 30, 2022, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,672 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,491 million from scheduled long-term loan principal payments over the next 12 months. Our available liquidity of $7,164 million as of November 30, 2022 was $3,479 million in excess of, or 1.9 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,685 million.

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

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending May 31, 2024, in the “Liquidity Risk” section of this Report.

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

Electric Cooperative Industry Trends and Developments

We believe there are emerging developments and trends in the electric cooperative sector that continue to present opportunities as well as challenges for our electric cooperative members. These trends include: (i) expanded investments by many electric cooperatives to deploy broadband services to their members; (ii) inflation and supply chain disruptions; (iii) an increased focus on enhancing electric system resiliency and reliability; (iv) evolving relationships between certain electric cooperative power supply systems and electric cooperative distribution systems to increase investments in renewable power supply; and (v) growing support of beneficial electrification strategies to reduce overall carbon emissions, while also providing benefits to cooperative members. We provide additional information on these emerging developments and trends in the electric cooperative sector in “Item 7. MD&A—Executive Summary” in our 2022 Form 10-K.

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

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,254 million over the next 12 months. On December 15, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate by 50 basis points, with the federal funds rate reaching a target range of 4.25% to 4.50%. The FOMC also signaled an expectation of ongoing increases in the federal funds rate and pointed to a consensus target rate of 5.10% by December 31, 2023, an increase from its September 2022 estimated target rate of 4.60%, stating its continued objective of returning the inflation rate to 2% over the longer-run. The yield curve has flattened throughout 2022, and has been inverted since June 2022, as shorter-term rates rose above longer-term rates, attributable to the increase in the target range for the federal funds rate by the FOMC. The consensus market outlook for interest rates as of December 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining inverted until at least the third calendar quarter of 2024. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the prior 12-month period ended November 30, 2022. We also expect a modest decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended November 30, 2022, due to an anticipated significant reduction in our derivative net periodic cash settlements expense, which reduce our adjusted cost of borrowings.

We expect that our adjusted net income will remain flat over the next 12 months. However, we believe that our adjusted TIER will decrease slightly over the next 12 months, primarily attributable to our projected decrease in adjusted net interest yield based on our assumption that short-term interest rates will increase over the next 12 months. We believe that our adjusted debt-to-equity ratio will remain elevated above our target threshold of 6.00-to-1 due to a projected increase in total debt outstanding to fund anticipated growth in our loan portfolio. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP adjusted measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures or directional guidance for the most directly comparable GAAP measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of November 30, 2022. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported adjusted debt-to-equity ratio.

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

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses under “Item 7. MD&A—Critical Accounting Estimates” in our 2022 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

Our allowance for credit losses was $68 million as of both November 30, 2022 and May 31, 2022, while the allowance coverage ratio decreased slightly to 0.21% as of November 30, 2022 from 0.22% as of May 31, 2022. The allowance for credit losses reflected an increase in the collective allowance of $2 million offset by a decrease in the asset-specific allowance of $2 million.

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

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of our consolidated results of operations between the three months ended November 30, 2022 and November 30, 2021 and between the six months ended November 30, 2022 and November 30, 2021. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of November 30, 2022 and amounts reported as of May 31, 2022. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and six months ended November 30, 2022 and 2021, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$27,405,209	$280,590	4.11%	$25,676,752	$263,569	4.12%
Long-term variable-rate loans	823,877	9,446	4.60	782,452	4,334	2.22
Line of credit loans	2,516,283	29,001	4.62	2,124,507	11,640	2.20
Troubled debt restructuring (“TDR”) loans	8,560	177	8.29	9,533	182	7.66
Nonperforming loans	217,643	—	—	227,857	—	—
Other, net(2)	—	(377)	—	—	(357)	—
Total loans	30,971,572	318,837	4.13	28,821,101	279,368	3.89
Cash and investment securities	794,794	5,357	2.70	738,204	3,784	2.06
Total interest-earning assets	$31,766,366	$324,194	4.09%	$29,559,305	$283,152	3.84%
Other assets, less allowance for credit losses(3)	1,080,049			393,926
Total assets(3)	$32,846,415			$29,953,231

Liabilities:
Commercial paper	$2,901,962	$24,179	3.34%	$2,274,073	$1,809	0.32%
Other short-term borrowings	2,262,768	17,007	3.01	2,178,515	1,267	0.23
Short-term borrowings(4)	5,164,730	41,186	3.20	4,452,588	3,076	0.28
Medium-term notes	5,689,824	41,506	2.93	4,504,988	26,115	2.33
Collateral trust bonds	7,366,514	66,995	3.65	7,125,605	62,688	3.53
Guaranteed Underwriter Program notes payable	6,247,517	44,634	2.87	6,162,377	42,470	2.76
Farmer Mac notes payable	3,028,920	24,757	3.28	3,189,139	12,775	1.61
Other notes payable	4,748	29	2.45	8,253	48	2.33
Subordinated deferrable debt	986,590	12,887	5.24	986,382	12,890	5.24
Subordinated certificates	1,237,156	13,450	4.36	1,253,323	13,534	4.33
Total interest-bearing liabilities	$29,725,999	$245,444	3.31%	$27,682,655	$173,596	2.52%
Other liabilities(3)	794,873			950,203
Total liabilities(3)	30,520,872			28,632,858
Total equity(3)	2,325,543			1,320,373
Total liabilities and equity(3)	$32,846,415			$29,953,231
Net interest spread(5)			0.78%			1.32%
Impact of non-interest bearing funding(6)			0.21			0.17
Net interest income/net interest yield(7)		$78,750	0.99%		$109,556	1.49%

Adjusted net interest income/adjusted net interest yield:
Interest income		$324,194	4.09%		$283,152	3.84%
Interest expense		245,444	3.31		173,596	2.52
Add: Net periodic derivative cash settlements interest (income) expense(8)		(4,801)	(0.25)		25,952	1.22
Adjusted interest expense/adjusted average cost(9)		$240,643	3.25%		$199,548	2.89%
Adjusted net interest spread(7)			0.84			0.95
Impact of non-interest bearing funding(6)			0.21			0.18
Adjusted net interest income/adjusted net interest yield(10)		$83,551	1.05%		$83,604	1.13%

	Six Months Ended November 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$27,255,211	$556,715	4.07%	$25,561,046	$526,654	4.11%
Long-term variable-rate loans	791,958	16,317	4.11	773,048	8,612	2.22
Line of credit loans	2,412,464	48,880	4.04	2,133,233	23,261	2.17
TDR loans..	8,848	355	8.00	9,730	374	7.67
Nonperforming loans	221,231	—	—	230,765	—	—
Other, net(2)	—	(750)	—	—	(714)	—
Total loans	30,689,712	621,517	4.04	28,707,822	558,187	3.88
Cash and investment securities	788,413	9,655	2.44	746,389	8,233	2.20
Total interest-earning assets	$31,478,125	$631,172	4.00%	$29,454,211	$566,420	3.84%
Other assets, less allowance for credit losses(3)	887,210			469,698
Total assets(3)	$32,365,335			$29,923,909

Liabilities:
Commercial paper	$2,878,740	$38,792	2.69%	$2,399,544	$3,957	0.33%
Other short-term borrowings	2,216,736	26,603	2.39	2,072,422	2,512	0.24
Short-term borrowings(4)	5,095,476	65,395	2.56	4,471,966	$6,469	0.29
Medium-term notes	5,779,703	77,421	2.67	4,409,663	51,887	2.35
Collateral trust bonds	7,139,270	128,562	3.59	7,159,683	125,830	3.51
Guaranteed Underwriter Program notes payable	6,166,294	86,630	2.80	6,205,812	86,040	2.77
Farmer Mac notes payable	3,018,163	44,132	2.92	3,071,120	25,116	1.63
Other notes payable	4,732	57	2.40	8,247	96	2.32
Subordinated deferrable debt	986,563	25,775	5.21	986,357	25,772	5.21
Subordinated certificates	1,235,497	26,940	4.35	1,253,649	27,163	4.32
Total interest-bearing liabilities	$29,425,698	$454,912	3.08%	$27,566,497	$348,373	2.52%
Other liabilities(3)	688,239			1,021,369
Total liabilities(3)	30,113,937			28,587,866
Total equity(3)	2,251,398			1,336,043
Total liabilities and equity(3)	$32,365,335			$29,923,909
Net interest spread(5)			0.92%			1.32%
Impact of non-interest bearing funding(6)			0.20			0.16
Net interest income/net interest yield(7)		$176,260	1.12%		$218,047	1.48%

Adjusted net interest income/adjusted net interest yield:
Interest income		$631,172	4.00%		$566,420	3.84%
Interest expense		454,912	3.08		348,373	2.52
Add: Net periodic derivative cash settlements interest expense(8)		5,984	0.15		53,515	1.23
Adjusted interest expense/adjusted average cost(9)		$460,896	3.12%		$401,888	2.91%
Adjusted net interest spread(7)			0.88			0.93
Impact of non-interest bearing funding(6)			0.20			0.18
Adjusted net interest income/adjusted net interest yield(10)		$170,276	1.08%		$164,532	1.11%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $398 million and $399 million as of November 30, 2022 and 2021, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,753 million and $8,566 million for the three months ended November 30, 2022 and 2021, respectively. The average outstanding notional amount of interest rate swaps was $7,864 million and $8,654 million for the six months ended November 30, 2022 and 2021, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2022 versus 2021			2022 versus 2021
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$17,021	$17,742	$(721)	$30,061	$34,906	$(4,845)
Long-term variable-rate loans	5,112	229	4,883	7,705	211	7,494
Line of credit loans	17,361	2,147	15,214	25,619	3,045	22,574
TDR loans	(5)	(19)	14	(19)	(34)	15
Other, net	(20)	—	(20)	(36)	—	(36)
Total loans	39,469	20,099	19,370	63,330	38,128	25,202
Cash and investment securities	1,573	290	1,283	1,422	464	958
Total interest income	41,042	20,389	20,653	64,752	38,592	26,160

Interest expense:
Commercial paper	22,370	499	21,871	34,835	790	34,045
Other short-term borrowings	15,740	49	15,691	24,091	175	23,916
Short-term borrowings	38,110	548	37,562	58,926	965	57,961
Medium-term notes	15,391	6,868	8,523	25,534	16,121	9,413
Collateral trust bonds	4,307	2,119	2,188	2,732	(359)	3,091
Guaranteed Underwriter Program notes payable	2,164	587	1,577	590	(548)	1,138
Farmer Mac notes payable	11,982	(642)	12,624	19,016	(433)	19,449
Other notes payable	(19)	(20)	1	(39)	(41)	2
Subordinated deferrable debt	(3)	3	(6)	3	5	(2)
Subordinated certificates	(84)	(175)	91	(223)	(393)	170
Total interest expense	71,848	9,288	62,560	106,539	15,317	91,222
Net interest income	$(30,806)	$11,101	$(41,907)	$(41,787)	$23,275	$(65,062)

Adjusted net interest income:
Interest income	$41,042	$20,389	$20,653	$64,752	$38,592	$26,160
Interest expense	71,848	9,288	62,560	106,539	15,317	91,222
Net periodic derivative cash settlements interest expense(2)	(30,753)	(2,463)	(28,290)	(47,531)	(4,890)	(42,641)
Adjusted interest expense(3)	41,095	6,825	34,270	59,008	10,427	48,581
Adjusted net interest income	$(53)	$13,564	$(13,617)	$5,744	$28,165	$(22,421)
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

Reported Net Interest Income

Reported net interest income of $79 million for the current quarter decreased $31 million, or 28%, from the same prior-year-quarter, driven by a decrease in the net interest yield of 50 basis points, or 34%, to 0.99%, partially offset by an increase in average interest-earning assets of $2,207 million, or 7%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $2,150 million, or 7%, driven primarily by an increase in average long-term fixed-rate loans of $1,728 million and an increase in average line of credit loans of $392 million, as members continued to advance loans to fund capital expenditures and for working capital.

•Net Interest Yield: The decrease in the net interest yield of 50 basis points, or 34%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 79 basis points to 3.31%, which was partially offset by an increase in the average yield on interest-earning assets of 25 basis points to 4.09% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.21%. The increase in our average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate.

Reported net interest income of $176 million for the current year-to-date period decreased $42 million, or 19%, from the same prior year-to-date period, driven by a decrease in the net interest yield of 36 basis points, or 24%, to 1.12%, partially offset by an increase in average interest-earning assets of $2,024 million, or 7%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $1,982 million, or 7%, driven primarily by an increase in average long-term fixed-rate loans of $1,694 million and an increase in average line of credit loans of $279 million, as members continued to advance loans to fund capital expenditures and for working capital.

•Net Interest Yield: The decrease in the net interest yield of 36 basis points, or 24%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 56 basis points to 3.08%, which was partially offset by an increase in the average yield on interest-earning assets of 16 basis points to 4.00% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.20%. As mentioned above, the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate. Specifically, we experienced an increase in our short-term and variable-rate borrowings and line of credit and variable-rate loans attributable to an overall increase in the federal funds rate of 375 basis points since November 30, 2021.

Adjusted Net Interest Income

Adjusted net interest income was $84 million for both the current quarter and the same prior-year quarter, as an increase in average interest-earning assets of $2,207 million, or 7%, was offset by a decrease in the adjusted net interest yield of 8 basis point, or 7%, to 1.05%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during the current quarter was driven by the growth in average total loans of $2,150 million, or 7%, attributable primarily to the increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 8 basis point, or 7%, reflected the combined impact of an increase in our adjusted average cost of borrowings of 36 basis points to 3.25%, partially offset by an increase in the average yield on interest-earning assets of 25 basis points to 4.09% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.21%, which were attributable to the continued increase in the federal funds rate as discussed above. Increases in the average yields on line of credit and variable-rate loans drove the increase in the average yield on interest-earning assets, while increases in interest rates on our short-term and variable-rate borrowings drove the increase in our adjusted average cost of borrowings.

Adjusted net interest income of $170 million for the current year-to-date period increased $6 million, or 3%, from the same prior year-to-date period driven by the combined impact of an increase in average interest-earning assets of $2,024 million, or 7%, partially offset by a decrease in the adjusted net interest yield of 3 basis point, or 3%, to 1.08%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during the current year-to-date period was driven by the growth in average total loans of $1,982 million, or 7%, attributable primarily to the increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 3 basis point, or 3%, reflected the combined impact of an increase in our adjusted average cost of borrowings of 21 basis points to 3.12%, partially offset by an increase in the average yield on interest-earning assets of 16 basis points to 4.00% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.20%, which were attributable to the continued increase in the federal funds rate as discussed above. Increases in the average yields on line of credit and variable-rate loans drove the increase in the average yield on interest-earning assets, while increases in interest rates on our short-term and variable-rate borrowings drove the increase in our adjusted average cost of borrowings.

We include the net periodic derivative cash settlements interest expense amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest income of $5 million for the current quarter, compared with derivative cash settlements interest expense of $26 million for the same prior-year quarter. We recorded net periodic derivative cash settlements interest expense of $6 million for the current year-to-date period, compared with $54 million for the same prior year-to-date period.

The floating-rate payments on our interest rate swaps are typically based on 3-month LIBOR. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest expense amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate increased during the current quarter and year-to-date period resulting in an increase in received floating interest amounts and contributing to a net periodic derivative cash settlements interest income in the current quarter and a lower net periodic derivative cash settlements interest expense amount in the current year-to-date period. In contrast, the 3-month LIBOR rate increase was more modest during the same prior-year periods, resulting in a lower increase in received floating interest amounts and contributing to a modest reduction in net periodic derivative cash settlements interest expense amounts in the same prior-year periods, when compared to the current-year periods.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses was $68 million as of both November 30, 2022 and May 31, 2022, while the allowance coverage ratio decreased slightly to 0.21% as of November 30, 2022 from 0.22% as of May 31, 2022.

We recorded a provision for credit losses of $12 million for the current quarter. In contrast, we recorded a benefit for credit losses of $3 million for the same prior-year quarter. The current quarter provision stemmed primarily from an increase in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to a decrease in the expected payments on this loan. The benefit for credit losses recorded in the same prior-year quarter stemmed from the elimination of an asset-specific allowance of $3 million attributable to nonperforming loans two RTFC borrowers totaling $9 million as a result of our receipt of full payment of all amounts due on these loans during the period.

We recorded a provision for credit losses of $15 million for the current year-to-date period, compared with a provision for credit losses of less than $1 million for the same prior year-to-date period. The provision for the current year-to-date period was driven primarily by an increase in the asset-specific allowance as discussed above. The provision for credit losses for the same prior year-to-date period reflected the offsetting impact of an increase in the collective allowance of $4 million and a decrease in the asset-specific allowance of $3 million as discussed above. The increase in the collective allowance was driven by an increase in the default rates utilized in measuring our collective allowance for credit losses, shifts in borrower risk rating grades and an increase in loans outstanding.

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

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for the three and six months ended November 30, 2022 and 2021.

Table 4: Non-Interest Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest income components:
Fee and other income	$4,166	$4,831	$8,222	$8,772
Derivative gains (losses)	146,790	46,086	240,377	(126,077)
Investment securities losses	(493)	(4,344)	(4,172)	(6,569)
Total non-interest income (loss)	$150,463	$46,573	$244,427	$(123,874)

The significant variance in non-interest income between the current-year periods and the same prior-year periods was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced a decrease in the losses recorded on our debt and equity investment securities of $4 million and $2 million for the current quarter and year-to-date period, respectively, compared with the same prior-year periods. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, if we execute a treasury lock, we typically designate the treasury lock as a cash flow hedge. We did not have any derivatives designated as accounting hedges as of November 30, 2022 or May 31, 2022.

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
Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and six months ended November 30, 2022 and 2021. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest income (expense)	$4,801	$(25,952)	$(5,984)	$(53,515)
Derivative forward value gains (losses)	141,989	72,038	246,361	(72,562)
Derivative gains (losses)	$146,790	$46,086	$240,377	$(126,077)

We recorded derivative gains of $147 million for the current quarter, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative gains of $46 million for the same prior-year quarter, primarily attributable to increases in medium-to-longer term swap rates during the period, namely the two- to 10-year swap rates.

We recorded derivative gains of $240 million for the current year-to-date period, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative losses of $126 million for the same prior year-to-date period, primarily attributable to decreases in longer-term swap rates during the period, namely the 10- to 30-year swap rates.

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

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest income (expense) during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 78% and 75% of the outstanding notional amount of our derivative portfolio as of November 30, 2022 and May 31, 2022, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended November 30,
	2022			2021
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$5,967,552	2.60%	3.67%	$6,167,411	2.61%	0.15%
Receive-fixed swaps	1,785,933	4.22	2.91	2,399,000	0.87	2.80
Total	$7,753,485	2.98%	3.49%	$8,566,411	2.12%	0.90%

	Six Months Ended November 30,
	2022			2021
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$5,980,187	2.60%	2.91%	$6,255,473	2.62%	0.15%
Receive-fixed swaps	1,883,497	3.45	2.89	2,399,000	0.88	2.80
Total	$7,863,684	2.80%	2.90%	$8,654,473	2.14%	0.89%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of both November 30, 2022 and November 30, 2021.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of November 30, 2022, August 31, 2022, May 31, 2022, November 30, 2021 and May 31, 2021.

Table 7: Comparative Swap Curves

5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
4.78%
4.68%
3.86%
3.64%
3.35%
3.10%
3.82%
3.38%
3.24%
3.00%
1.61%
2.89%
2.86%
2.93%
2.85%
0.17%
0.77%
1.27%
1.51%
1.63%
0.13%
0.23%
0.88%
1.56%
2.00%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Nov 30, 2022
Aug 31, 2022
May 31, 2022
Nov 30, 2021
May 31, 2021

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2022 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses. Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and six months ended November 30, 2022 and 2021.

Table 8: Non-Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest expense components:
Salaries and employee benefits	$(14,206)	$(12,380)	$(27,984)	$(25,690)
Other general and administrative expenses	(13,041)	(10,715)	(24,782)	(21,615)
Operating expenses	(27,247)	(23,095)	(52,766)	(47,305)
Other non-interest expense	(355)	(431)	(677)	(687)
Total non-interest expense	$(27,602)	$(23,526)	$(53,443)	$(47,992)

Non-interest expense of $28 million and $53 million for current quarter and year-to-date period, respectively, increased $4 million, or 17%, and $5 million, or 11%, respectively, from the same prior-year periods, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries, business travel and in-person corporate meetings and events.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for the current quarter. In comparison, we recorded a net income attributable to noncontrolling interests of $1 million for the same prior-year quarter. We recorded net income attributable to noncontrolling interests of less than $1 million for both the current year-to-date period and the same prior year-to-date period.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $1,937 million, or 6%, to $33,188 million as of November 30, 2022, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $1,645 million, or 6%, to $30,755 million as of November 30, 2022, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $292 million to $2,434 million as of November 30, 2022, attributable to our reported net income of $352 million for the current year-to-date period, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

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

Loans Outstanding

Loans to members totaled $31,577 million and $30,063 million as of November 30, 2022 and May 31, 2022, respectively. Loans to CFC distribution and power supply borrowers accounted for 95% and 96% of total loans to members as of November 30, 2022 and May 31, 2022, respectively. The increase in loans to members of $1,514 million, or 5%, from May 31, 2022, was attributable to net increases in long-term and line of credit loans of $825 million and $688 million, respectively. The $688 million increase in line of credit loans was primarily attributable to funding provided for higher operating costs that our members experienced and broadband bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, NCSC loans and RTFC loans of $1,012 million, $292 million, $201 million and $9 million, respectively, partially offset by a decrease in CFC statewide and associate loans of $1 million.

Long-term loan advances totaled $1,651 million during the current year-to-date period, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,506 million during the same prior year-to-date period, of which approximately 69% was provided to members for capital expenditures and approximately 29% was provided to members for other expenses, primarily to fund operating expenses attributable to the elevated power cost obligations incurred during the February 2021 polar vortex. Of the $1,651 million total long-term loans advanced during the current year-to-date period, $1,478 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Of the total long-term loans advanced for capital expenditures during the current year-to-date period, approximately $397 million was to provide funding for members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,000 million as of November 30, 2022, from approximately $1,647 million as of May 31, 2022.

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

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of November 30, 2022 and May 31, 2022. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	November 30, 2022	May 31, 2022	Change
Debt product type:
Commercial paper:
Members, at par	$1,163,918	$1,358,069	$(194,151)
Dealer, net of discounts	1,351,270	1,024,813	326,457
Total commercial paper	2,515,188	2,382,882	132,306
Select notes, members	1,873,476	1,753,441	120,035
Daily liquidity fund notes, members	417,146	427,790	(10,644)
Securities sold under repurchase agreements	389,943	—	389,943
Medium-term notes:
Members, at par	680,653	667,451	13,202
Dealer, net of discounts	5,290,586	5,241,687	48,899
Total medium-term notes	5,971,239	5,909,138	62,101
Collateral trust bonds	7,595,077	6,848,490	746,587
Guaranteed Underwriter Program notes payable	6,317,352	6,105,473	211,879
Farmer Mac notes payable	3,047,486	3,094,679	(47,193)
Other notes payable	4,729	4,714	15
Subordinated deferrable debt	986,624	986,518	106
Members’ subordinated certificates:
Membership subordinated certificates	628,608	628,603	5
Loan and guarantee subordinated certificates	363,781	365,388	(1,607)
Member capital securities	246,163	240,170	5,993
Total members’ subordinated certificates	1,238,552	1,234,161	4,391
Total debt outstanding	$30,356,812	$28,747,286	$1,609,526

Security type:
Secured debt	57%	56%
Unsecured debt	43	44
Total	100%	100%

Funding source:
Members	18%	19%
Private placement:
Guaranteed Underwriter Program notes payable	21	21
Farmer Mac notes payable	10	11
Total private placement	31	32
Capital markets	51	49
Total	100%	100%

Interest rate type:
Fixed-rate debt	78%	77%
Variable-rate debt	22	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	92%	91%
Variable-rate debt(2)	8	9
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	18%	17%
Long-term and subordinated debt(4)	82	83
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,610 million, or 6%, to $30,357 million as of November 30, 2022, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,351 million as of November 30, 2022 was within our quarter-end target range of $1,000 million and $1,500 million.

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
•On August 22, 2022 and October 4, 2022, we borrowed $200 million with each transaction under the Farmer Mac revolving note purchase agreement.
•On August 29, 2022 and October 13, 2022, we borrowed $100 million and $200 million, respectively, under the Guaranteed Underwriter Program.
•On October 20, 2022, we amended the three-year and four-year revolving credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with Term Secured Overnight Financing Rate (“SOFR”).
•On October 31, 2022, we issued $350 million aggregate principal amount of 5.80% collateral trust bonds due January 15, 2033 and $500 million aggregate principal amount of dealer medium-term notes at a fixed rate of 5.45% due on October 30, 2025.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of November 30, 2022 and May 31, 2022.

Table 10: Debt—Member Investments

	November 30, 2022		May 31, 2022		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,163,918	46%	$1,358,069	57%	$(194,151)
Select notes	1,873,476	100	1,753,441	100	120,035
Daily liquidity fund notes	417,146	100	427,790	100	(10,644)
Medium-term notes	680,653	11	667,451	11	13,202
Members’ subordinated certificates	1,238,552	100	1,234,161	100	4,391
Total member investments	$5,373,745		$5,440,912		$(67,167)

Percentage of total debt outstanding	18%		19%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 18% and 19% of total debt outstanding as of November 30, 2022 and May 31, 2022, respectively. Over the last twelve fiscal quarters, our member investments have averaged $5,215 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,594 million as of November 30, 2022, from $4,981 million as of May 31, 2022, primarily due to an increase in dealer commercial paper and borrowings under repurchase agreements. Short-term borrowings accounted for 18% and 17% of total debt outstanding as of November 30, 2022 and May 31, 2022, respectively.

See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under the Farmer Mac revolving note purchase agreement. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Our subordinated deferrable debt and members’ subordinated certificates have original contractual maturity terms of greater than one year. Long-term and subordinated debt increased to $24,763 million as of November 30, 2022, from $23,766 million as of May 31, 2022, primarily due to the issuance of $750 million of collateral trust bonds to fund loan portfolio growth during the current year-to-date period. Long-term and subordinated debt accounted for 82% and 83% of total debt outstanding as of November 30, 2022 and May 31, 2022, respectively.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of November 30, 2022 and May 31, 2022.

Table 11: Equity

(Dollars in thousands)	November 30, 2022	May 31, 2022
Equity components:
Membership fees and educational fund:
Membership fees	$968	$970
Educational fund	1,891	2,417
Total membership fees and educational fund	2,859	3,387
Patronage capital allocated	896,096	954,988
Members’ capital reserve	1,062,286	1,062,286
Total allocated equity	1,961,241	2,020,661
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	92,363	(461,162)
Year-to-date derivative forward value gains (1)	244,577	553,525
Period-end cumulative derivative forward value gains(1)	336,940	92,363
Other unallocated net income (loss)	106,132	(709)
Unallocated net income	443,072	91,654
CFC retained equity	2,404,313	2,112,315
Accumulated other comprehensive income	2,080	2,258
Total CFC equity	2,406,393	2,114,573
Noncontrolling interests	27,319	27,396
Total equity	$2,433,712	$2,141,969
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 30 in the “Non-GAAP Financial Measures” section below. Also, see “Note 14—Business Segments” for the statements of operations for CFC.

The increase in total equity of $292 million to $2,434 million as of November 30, 2022 was attributable to our reported net income of $352 million for the current year-to-date period, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $31,088 million and $29,584 million as of November 30, 2022 and May 31, 2022, respectively, representing 98% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 88% and 90% of total loans outstanding as of November 30, 2022 and May 31, 2022, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of November 30, 2022 and May 31, 2022. Of our total loans outstanding, 92% and 93% were secured as of November 30, 2022 and May 31, 2022, respectively.

Table 12: Loans—Loan Portfolio Security Profile

	November 30, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,025,009	93%	$1,831,603	7%	$24,856,612
Power supply	4,567,217	88	626,981	12	5,194,198
Statewide and associate	83,914	67	42,167	33	126,081
Total CFC	27,676,140	92	2,500,751	8	$30,176,891
NCSC	889,190	98	22,218	2	911,408
RTFC	460,950	97	15,575	3	476,525
Total loans outstanding(1)	$29,026,280	92	$2,538,544	8	$31,564,824

Loan type:
Long-term loans:
Fixed rate	$27,547,516	99%	$196,294	1%	$27,743,810
Variable rate	852,147	100	2,074	—	854,221
Total long-term loans	28,399,663	99	198,368	1	28,598,031
Line of credit loans	626,617	21	2,340,176	79	2,966,793
Total loans outstanding(1)	$29,026,280	92	$2,538,544	8	$31,564,824

	May 31, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$22,405,486	94%	$1,438,756	6%	$23,844,242
Power supply	4,455,098	91	446,672	9	4,901,770
Statewide and associate	83,759	66	43,104	34	126,863
Total CFC	$26,944,343	93	1,928,532	7	28,872,875
NCSC	689,887	97	20,991	3	710,878
RTFC	454,985	97	12,616	3	467,601
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354

Loan type:
Long-term loans:
Fixed rate	$26,731,763	99%	$220,609	1%	$26,952,372
Variable rate	817,866	100	2,335	—	820,201
Total long-term loans	27,549,629	99	222,944	1	27,772,573
Line of credit loans	539,586	24	1,739,195	76	2,278,781
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of November 30, 2022 and May 31, 2022, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $31,088 million and $29,584 million as of November 30, 2022 and May 31, 2022, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $127 million and $131 million as of November 30, 2022 and May 31, 2022, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of November 30, 2022 and May 31, 2022. Our 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of November 30, 2022 and 12 distribution systems and eight power supply systems as of May 31, 2022. The largest total exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2022 and May 31, 2022.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	November 30, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,758,615	12%	$3,929,160	13%
Power supply	2,452,913	7	2,095,640	7
Total CFC	6,211,528	19	6,024,800	20
NCSC	190,630	1	195,001	1
Total loan exposure to 20 largest borrowers	6,402,158	20	6,219,801	21
Less: Loans covered under Farmer Mac standby purchase commitment	(276,903)	(1)	(316,367)	(1)
Net loan exposure to 20 largest borrowers	$6,125,255	19%	$5,903,434	20%

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $454 million and $493 million as of November 30, 2022 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $277 million and $316 million as of November 30, 2022 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 19% and 20% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 884 and 883 as of November 30, 2022 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 884 and 883 borrowers with loans outstanding as of November 30, 2022 and May 31, 2022, respectively, 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both November 30, 2022 and May 31, 2022, as well as the largest concentration of loan exposure in any one state. Table 14 presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of November 30, 2022 and May 31, 2022.

Table 14: Loans—Loan Exposure to Texas-Based Borrowers

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	58	$4,160,032	13%	57	$3,984,887	13%
Power supply	8	1,157,455	4	8	1,089,896	4
Statewide and associate	1	23,149	—	1	29,335	—
Total CFC	67	5,340,636	17	66	5,104,118	17
NCSC	2	8,402	—	1	378	—
RTFC	2	9,547	—	1	5,853	—
Total loan exposure to Texas-based borrowers	71	5,358,585	17	68	5,110,349	17
Less: Loans covered under Farmer Mac standby purchase commitment		(159,168)	(1)		(163,369)	(1)
Net loan exposure to Texas-based borrowers		$5,199,417	16%		$4,946,980	16%
Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2022.

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

We have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016. We had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, which together totaled $8 million and $9 million as of November 30, 2022 and May 31, 2022, respectively. TDR loans outstanding represented 0.03% of total loans outstanding as of both November 30, 2022 and May 31, 2022. Since the modification date, the loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing and on accrual status as of November 30, 2022 and May 31, 2022. We did not have any TDR loans classified as nonperforming as of November 30, 2022 or May 31, 2022. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, we evaluate TDR loans on an individual basis in measuring expected credit losses for these loans.

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

We had loans to the same three CFC electric power supply borrowers totaling $203 million and $228 million classified as nonperforming as of November 30, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.64% and 0.76% of total loans outstanding as of November 30, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $25 million during the six months ended November 30, 2022 was due to the partial charge-offs related to the Brazos and Brazos Sandy Creek nonperforming loans, as discussed below, and the receipt of loan principal payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower. The Brazos and Brazos Sandy Creek nonperforming loans were delinquent and on nonaccrual as of both November 30, 2022 and May 31, 2022.

Brazos

Brazos, a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. Brazos’ loans outstanding accounted for $78 million and $86 million of our total nonperforming loans as of November 30, 2022 and May 31, 2022, respectively, of which $57 million was unsecured and $21 million was secured as of November 30, 2022 and $65 million was unsecured and $21 million was secured as of May 31, 2022. On November 14, 2022, Brazos’ plan of reorganization was confirmed by the bankruptcy court. As a result, we charged-off $7 million of the Brazos outstanding nonperforming loans during the current quarter and we expect to receive payments on the remaining amount of the Brazos outstanding nonperforming loans in accordance with the provisions of its plan of reorganization.

In December 2022, we received a total of $56 million in payments from Brazos in accordance with the provisions of the plan of reorganization, including the full amount of the secured portion of the loan. These payments reduced our nonperforming loans outstanding to Brazos to $22 million as of December 31, 2022, the entirety of which is unsecured, that we expect to receive over the next six to 12 months.

Brazos Sandy Creek

Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. Brazos Sandy Creek’s loan outstanding accounted for $21 million and $28 million of our total nonperforming loans as of November 30, 2022 and May 31, 2022, respectively. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station (“the Plant”), and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station attributable to the TIC interest. Brazos’ rejection of the PPA in its bankruptcy case gave rise to an unsecured claim for rejection damages against Brazos, as to which a settlement was agreed and subsequently approved by the bankruptcy court in both the Brazos and Brazos Sandy Creek proceedings and that was incorporated into Brazos’ plan of reorganization. As a result of the November 14, 2022 confirmation of Brazos’ plan of reorganization, we charged-off $8 million of the Brazos Sandy Creek outstanding nonperforming loan during the current quarter. We expect to receive payments on the remaining amount of the Brazos Sandy Creek outstanding nonperforming loan in accordance with the provisions of Brazos’ plan of reorganization, from cash available for distribution by Brazos Sandy Creek, and the sale of the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant.

On December 20, 2022, the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant was sold for a credit bid of $105 million to Riesel HoldCo, LLC (“HoldCo,”) an entity formed by the Brazos Sandy Creek noteholders. CFC was allocated ownership shares in HoldCo based on its 7.41% share in the $105 million credit bid, which totaled $8 million. HoldCo intends to manage its ownership interest in the Plant directly and potentially sell it at a future date; however, HoldCo has no current timeline for its disposition.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during the three and six months ended November 30, 2022, which resulted in an annualized net charge-off rate of 0.19% and 0.10% for the three and six months ended November 30, 2022, respectively. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $468 million and $494 million as of November 30, 2022 and May 31, 2022, respectively, and represented approximately 1% and 2% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, which filed for bankruptcy in March 2021 and March 2022, respectively, was current with regard to all principal and interest amounts due to us as of both November 30, 2022 and May 31, 2022. See above under “Nonperforming Loans,” for additional information on Brazos and Brazos Sandy Creek.

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

Table 15 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of November 30, 2022 and May 31, 2022 and the allowance components as of each date.

Table 15: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$24,856,612	$17,021	0.07%	$23,844,242	$15,781	0.07%
Power supply	5,194,198	45,289	0.87	4,901,770	47,793	0.98
Statewide and associate	126,081	1,289	1.02	126,863	1,251	0.99
Total CFC	30,176,891	63,599	0.21	28,872,875	64,825	0.22
NCSC	911,408	2,511	0.28	710,878	1,449	0.20
RTFC	476,525	1,505	0.32	467,601	1,286	0.28
Total	$31,564,824	$67,615	0.21	$30,051,354	$67,560	0.22

Allowance components:
Collective allowance	$31,353,604	$30,985	0.10%	$29,814,380	$28,876	0.10%
Asset-specific allowance	211,220	36,630	17.34	236,974	38,684	16.32
Total allowance for credit losses	$31,564,824	$67,615	0.21	$30,051,354	$67,560	0.22

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$202,741		33.35%	$227,790		29.66%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of November 30, 2022 and May 31, 2022, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses was $68 million as of both November 30, 2022 and May 31, 2022, while the allowance coverage ratio decreased slightly to 0.21% as of November 30, 2022 from 0.22% as of May 31, 2022. The allowance for credit losses reflected an increase in the collective allowance of $2 million, offset by a decrease in the asset-specific allowance of $2 million. The collective allowance increase of $2 million was due to an increase in total loans outstanding and a decrease in the historical recovery rate assumption used in determining the collective allowance for our electric power supply loan portfolio. The asset-specific allowance decrease of $2 million was attributable primarily to charge-offs totaling $15 million related to the Brazos and Brazos Sandy Creek nonperforming loans, partially offset by an increase in the asset-specific allowance for a nonperforming CFC power supply loan, due to a decrease in the expected payments on this loan.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $272 million and $608 million, respectively, as of November 30, 2022. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

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

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both November 30, 2022 and May 31, 2022, respectively, and from AA- to A- by S&P as of both November 30, 2022 and May 31, 2022. The total outstanding notional amount of derivatives with these counterparties was $7,787 million and $8,062 million as of November 30, 2022 and May 31, 2022, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both November 30, 2022 and May 31, 2022.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $343 million and $119 million as of November 30, 2022 and May 31, 2022, respectively.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 16 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of November 30, 2022 and May 31, 2022.

Table 16: Available Liquidity

	November 30, 2022			May 31, 2022
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$272	$—	$272	$154	$—	$154
Debt securities investment portfolio(1)	567	—	567	566	—	566
Total cash and investment debt securities	839	—	839	720	—	720
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	3	2,597	2,600	3	2,597
Guaranteed Underwriter Program committed facilities—secured(3)	8,723	7,948	775	8,723	7,648	1,075
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,047	2,953	5,500	3,095	2,405
Total committed credit facilities	17,323	10,998	6,325	16,823	10,746	6,077
Total available liquidity	$18,162	$10,998	$7,164	$17,543	$10,746	$6,797
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity. We had investment-grade corporate debt securities with an aggregate fair value of $408 million as of November 30, 2022, that we transferred and pledged as collateral in short-term repurchase transactions.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $3 million as of both November 30, 2022 and May 31, 2022, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 17 presents our primary liquidity coverage ratios as of November 30, 2022 and May 31, 2022 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 17: Liquidity Coverage Ratios

(Dollars in millions)	November 30, 2022	May 31, 2022
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,164	$6,797
Debt scheduled to mature over next 12 months:
Short-term borrowings	5,594	4,981
Long-term and subordinated debt scheduled to mature over next 12 months	1,944	1,913
Total debt scheduled to mature over next 12 months	7,538	6,894
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(374)	$(97)

Liquidity coverage ratio	0.95	0.99

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$7,164	$6,797
Total debt scheduled to mature over next 12 months	7,538	6,894
Exclude: Member short-term investments	(3,853)	(3,956)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,685	2,938
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$3,479	$3,859

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.94	2.31
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 16.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $608 million as of November 30, 2022, consisting of debt securities with a fair value of $567 million and equity securities with a fair value of $41 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $600 million as of May 31, 2022, consisting of debt securities with a fair value of $566 million and equity securities with a fair value of $34 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had short-term borrowings under repurchase agreements of $390 million as of November 30, 2022. The debt securities underlying these transactions had an aggregate fair value of $408 million as of this date, and we repurchased the securities on December 2, 2022. We had no borrowings under repurchase agreements outstanding as of May 31, 2022; therefore, we had no debt securities pledged as collateral as of May 31, 2022.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $17,323 million and $16,823 million as of November 30, 2022 and May 31, 2022, respectively, and the aggregate amount available for access totaled $6,325 million and $6,077 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. On October 20, 2022, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with Term SOFR. The total commitment amount under the three-year facility and the four-year facility is $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 18 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2022.

Table 18: Committed Bank Revolving Line of Credit Agreements

	November 30, 2022
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee (1)
Bank revolving line of credit term:
3-year agreement	$1,245	$—	$1,245	November 28, 2025	7.5 bps
4-year agreement	1,355	3	1,352	November 28, 2026	10.0 bps
Total	$2,600	$3	$2,597
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2022; however, we had letters of credit outstanding of $3 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 16, we had accessed $7,948 million under the Guaranteed Underwriter Program and up to $775 million was available for borrowing as of November 30, 2022. Of the $775 million available borrowing amount, $225 million is available for advance through July 15, 2025 and $550 million is available for advance through July 15, 2026. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,317 million as of November 30, 2022.

On December 15, 2022, we closed on a $750 million committed loan facility (“Series T”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2027. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,047 million and $3,095 million as of November 30, 2022 and May 31, 2022, respectively. We borrowed $400 million in long-term notes payable under this note purchase agreement with Farmer Mac during the current year-to-date period. As displayed in Table 16, the amount available for borrowing under this agreement was $2,953 million as of November 30, 2022. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $613 million to $5,594 million as of November 30, 2022, from $4,981 million as of May 31, 2022, and accounted for 18% and 17% of total debt outstanding as of each respective period. The increase in short-term borrowings was primarily driven by an increase in outstanding dealer commercial paper and borrowings under repurchase agreements.

Member investments have historically been our primary source of short-term borrowings. Table 19 displays the composition, by funding source, of our short-term borrowings as of November 30, 2022 and May 31, 2022. As indicated in Table 19, members’ investments represented 69% and 79% of our outstanding short-term borrowings as of November 30, 2022 and May 31, 2022, respectively.

Table 19: Short-Term Borrowings—Funding Sources

	November 30, 2022		May 31, 2022
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,852,999	69%	$3,956,354	79%
Capital markets	1,741,213	31	1,024,813	21
Total	$5,594,212	100%	$4,981,167	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,351 million and $1,025 million as of November 30, 2022 and May 31, 2022, respectively, was within our quarter-end target range of $1,000 million and $1,500 million. We had borrowings under securities repurchase agreements of $390 million as of November 30, 2022. We had no borrowings under repurchase agreements outstanding as of May 31, 2022.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $24,763 million and $23,766 million as of November 30, 2022 and May 31, 2022, respectively, and accounted for 82% and 83% of total debt outstanding as of each respective date. The increase in long-term and subordinated debt was primarily due to the issuance of $750 million of collateral trust bonds to fund loan portfolio growth during the current year-to-date period. Subsequent to the quarter ended November 30, 2022, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 4.80% due on March 15, 2028.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 20 summarizes long-term and subordinated debt issuances and repayments during the six months ended November 30, 2022.

Table 20: Long-Term and Subordinated Debt— Issuances and Repayments

	Six Months Ended November 30, 2022
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$750,000	$5,000
Guaranteed Underwriter Program notes payable	300,000	88,121
Farmer Mac notes payable	400,000	447,193
Medium-term notes sold to members	66,162	34,365
Medium-term notes sold to dealers	504,976	457,129
Members’ subordinated certificates	6,127	1,736
Total	$2,027,265	$1,033,544
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 21 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of November 30, 2022, in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

Table 21: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2023	$890,069	4%
2024	2,203,691	9
2025	2,248,417	9
2026	2,957,967	12
2027	1,623,965	6
Thereafter	15,120,209	60
Total	$25,044,318	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of November 30, 2022, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $173 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $30,357 million as of November 30, 2022, $17,353 million, or 57%, was secured by pledged loans totaling $19,975 million and pledged investment debt securities with an aggregate fair value of $408 million. In comparison, of our total debt outstanding of $28,747 million as of May 31, 2022, $16,051 million, or 56%, was secured by pledged loans totaling $19,062 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 22 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of November 30, 2022 and May 31, 2022.

Table 22: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		November 30, 2022	May 31, 2022
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	121%	118%
Collateral trust bonds 2007 indenture	100	150	116	123
Guaranteed Underwriter Program notes payable	100	150	120	113
Farmer Mac notes payable	100	150	110	111
Clean Renewable Energy Bonds Series 2009A(2)	100	150	129	128
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged.

Table 23 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2022 and May 31, 2022.

Table 23: Loans—Unencumbered Loans

(Dollars in thousands)	November 30, 2022	May 31, 2022
Total loans outstanding(1)	$31,564,824	$30,051,354
Less: Loans required pledged under secured debt agreements(2)	(17,210,304)	(16,300,618)
Loans pledged in excess of required amount(2)(3)	(2,764,393)	(2,761,335)
Total pledged loans	(19,974,697)	(19,061,953)
Unencumbered loans	$11,590,127	$10,989,401

Unencumbered loans as a percentage of total loans outstanding	37%	37%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of November 30, 2022 and May 31, 2022, respectively.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 23, we had excess loans pledged as collateral totaling $2,764 million and $2,761 million as of November 30, 2022 and May 31, 2022, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Secured Borrowing Agreements—Pledged Investment Securities

As discussed above in this section, we have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. We had short-term borrowings under repurchase agreements of $390 million as of November 30, 2022. The debt securities underlying these transactions had an aggregate fair value of $408 million as of this date, and we repurchased the securities on December 2, 2022. We had no borrowings under repurchase agreements outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022.

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

Projected Near-Term Sources and Uses of Funds

Table 24 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending May 31, 2024. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of November 30, 2022, estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit are intended to serve as a backup source of liquidity.

Table 24: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

3Q FY2023	$1,636	$386	$2,022	$894	$823	$1,717
4Q FY2023	272	371	643	170	688	858
1Q FY2024	441	375	816	627	625	1,252
2Q FY2024	518	359	877	673	609	1,282
3Q FY2024	1,459	387	1,846	1,096	637	1,733
4Q FY2024	130	373	503	84	623	707
Total	$4,456	$2,251	$6,707	$3,544	$4,005	$7,549
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended May 31, 2024.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 24, we currently project long-term advances of $2,745 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,491 million, resulting in net loan growth of approximately $1,254 million over the next 12 months.

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

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. On December 7, 2022, S&P affirmed CFC’s credit ratings and stable outlook. Table 25 displays our credit ratings as of November 30, 2022, which remain unchanged as of the date of this Report.

Table 25: Credit Ratings

November 30, 2022
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

Financial Ratios

Our debt-to-equity ratio decreased to 12.64 as of November 30, 2022, from 13.59 as of May 31, 2022, primarily due to an increase in equity from our reported net income of $352 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.54 as of November 30, 2022 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current year-to-date period adjusted net income.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2022.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,254 million over the next 12 months. The yield curve has flattened throughout 2022 and has been inverted since June 2022, as shorter-term rates rose above longer-term rates, attributable to the increase in the target range for the federal funds rate by the FOMC. The consensus market outlook for interest rates as of December 2022 pointed to rising interest rates across the yield curve, with the yield curve remaining inverted until at least the third calendar quarter of 2024. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the prior 12-month period ended November 30, 2022. We also expect a modest decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the prior 12-month period ended November 30, 2022, due to an anticipated significant reduction in our derivative net periodic cash settlements expense, which reduce our adjusted cost of borrowings.

Table 26 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of November 30, 2022 and May 31, 2022. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0%. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 26: Interest Rate Sensitivity Analysis

	November 30, 2022			May 31, 2022
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(10.98)%	11.36%	(11.68)%	(9.76)%	9.68%	(14.25)%
Derivative cash settlements interest expense	12.98%	(13.07)%	10.58%	10.49%	(10.49)%	7.95%
Adjusted net interest income(2)	2.00%	(1.71)%	(1.10)%	0.74%	(0.81)%	(6.31)%
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

The changes in the sensitivity measures between November 30, 2022 and May 31, 2022 are primarily attributable to changes in the timing, size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 26 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of November 30, 2022, under the hypothetical scenarios of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect a slightly unfavorable impact on our adjusted net interest income over a 12-month horizon as of November 30, 2022, under the hypothetical scenarios of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve and a further inverted yield curve.

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

The duration gap narrowed to plus 2.98 months as of November 30, 2022, from plus 5.29 months as of May 31, 2022 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The narrowing of the duration gap is due primarily to the funding of $1,478 million in long-term fixed-rate loan advances during the current year-to-date period with longer duration borrowings and an increase in line of credit loans outstanding of $688 million, reducing the duration of interest-earning assets.

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

We established a cross-functional LIBOR working group that identified CFC’s exposure, assessed the potential risks related to the transition from LIBOR to a new index and developed a strategic transition plan. Our transition effort is focused on two objectives: (i) remediation of our existing LIBOR exposures and (ii) transitioning ongoing activities away from LIBOR. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our senior management team and the CFC Board of Directors. We have identified all of

CFC’s LIBOR-based contracts and financial instruments, evaluated the impact of the LIBOR transition on our existing systems, models and processes and updated all internal systems to accommodate SOFR as a new index. CFC has made substantial efforts to remediate its LIBOR exposures that have a contractual maturity date after June 30, 2023, including incorporating hardwired fallback language in agreements to transition instruments to SOFR following the cessation of LIBOR or amending agreements to replace LIBOR with a new benchmark index. On October 20, 2022, we amended the three-year and four-year revolving credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with Term SOFR. Certain legacy LIBOR instruments may be covered by the Adjustable Interest Rate Act of 2021 that was signed into federal law in March 2022.

Table 27 summarizes our outstanding LIBOR-indexed financial instruments as of November 30, 2022 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 27: LIBOR-Indexed Financial Instruments

(Dollars in millions)	November 30, 2022
Loans to members, performing	$334
Investment securities	45
Debt	1,628

In addition to the financial instruments presented in Table 27, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $7,047 million as of November 30, 2022, which represented 90% of the total notional amount of our outstanding interest rate swaps of $7,787 million as of November 30, 2022. The aggregate amount of the unadvanced loan commitments was $2,077 million as of November 30, 2022, which represented 14% of the total unadvanced loan commitments of $14,462 million as of November 30, 2022.

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

Net Income and Adjusted Net Income

Table 28 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three and six months ended November 30, 2022 and 2021. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 28: Adjusted Net Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Adjusted net interest income:
Interest income	$324,194	$283,152	$631,172	$566,420
Interest expense	(245,444)	(173,596)	(454,912)	(348,373)
Include: Derivative cash settlements interest income (expense)(1)	4,801	(25,952)	(5,984)	(53,515)
Adjusted interest expense	(240,643)	(199,548)	(460,896)	(401,888)
Adjusted net interest income	$83,551	$83,604	$170,276	$164,532

Adjusted total revenue:
Net interest income	$78,750	$109,556	$176,260	$218,047
Fee and other income	4,166	4,831	8,222	8,772
Total revenue	82,916	114,387	184,482	226,819
Include: Derivative cash settlements interest income (expense)(1)	4,801	(25,952)	(5,984)	(53,515)
Adjusted total revenue	$87,717	$88,435	$178,498	$173,304

Adjusted net income:
Net income	$189,764	$135,729	$351,638	$45,397
Exclude: Derivative forward value gains (losses)(2)	141,989	72,038	246,361	(72,562)
Adjusted net income	$47,775	$63,691	$105,277	$117,959
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

TIER and Adjusted TIER

Table 29 displays the calculation of our TIER and adjusted TIER for the three and six months ended November 30, 2022 and 2021.

Table 29: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
TIER (1)	1.77	1.78	1.77	1.13

Adjusted TIER (2)	1.20	1.32	1.23	1.29
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 30 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2022 and May 31, 2022. As indicated in Table 30, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 30: Adjusted Liabilities and Equity

(Dollars in thousands)	November 30, 2022	May 31, 2022
Adjusted total liabilities:
Total liabilities	$30,754,658	$29,109,413
Exclude:
Derivative liabilities	133,373	128,282
Debt used to fund loans guaranteed by RUS	126,976	131,128
Subordinated deferrable debt	986,624	986,518
Subordinated certificates	1,238,552	1,234,161
Adjusted total liabilities	$28,269,133	$26,629,324

Adjusted total equity:
Total equity	$2,433,712	$2,141,969
Exclude:
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	90,831	(467,036)
Year-to-date derivative forward value gains(1)	246,361	557,867
Period-end cumulative derivative forward value gains(1)	337,192	90,831
AOCI attributable to derivatives(2)	1,163	1,341
Subtotal	338,355	92,172
Include:
Subordinated deferrable debt	986,624	986,518
Subordinated certificates	1,238,552	1,234,161
Subtotal	2,225,176	2,220,679
Adjusted total equity	$4,320,533	$4,270,476
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 31 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2022 and May 31, 2022.

Table 31: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2022	May 31, 2022
Debt-to equity ratio:
Total liabilities	$30,754,658	$29,109,413
Total equity	2,433,712	2,141,969
Debt-to-equity ratio (1)	12.64	13.59

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$28,269,133	$26,629,324
Adjusted total equity(2)	4,320,533	4,270,476
Adjusted debt-to-equity ratio(3)	6.54	6.24
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 30 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 32 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2022 and May 31, 2022. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 32: Members’ Equity

(Dollars in thousands)	November 30, 2022	May 31, 2022
Members’ equity:
Total CFC equity	$2,406,393	$2,114,573
Exclude:
Accumulated other comprehensive income	2,080	2,258
Period-end cumulative derivative forward value gains attributable to CFC(1)	336,940	92,363
Subtotal	339,020	94,621
Members’ equity	$2,067,373	$2,019,952
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gains amounts as of November 30, 2022 and May 31, 2022 are presented above in Table 30.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$324,194	$283,152	$631,172	$566,420
Interest expense	(245,444)	(173,596)	(454,912)	(348,373)
Net interest income	78,750	109,556	176,260	218,047
Benefit (provision) for credit losses	(11,628)	3,400	(15,124)	(603)
Net interest income after benefit (provision) for credit losses	67,122	112,956	161,136	217,444
Non-interest income:
Fee and other income	4,166	4,831	8,222	8,772
Derivative gains (losses)	146,790	46,086	240,377	(126,077)
Investment securities losses	(493)	(4,344)	(4,172)	(6,569)
Total non-interest income	150,463	46,573	244,427	(123,874)
Non-interest expense:
Salaries and employee benefits	(14,206)	(12,380)	(27,984)	(25,690)
Other general and administrative expenses	(13,041)	(10,715)	(24,782)	(21,615)
Other non-interest expense	(355)	(431)	(677)	(687)
Total non-interest expense	(27,602)	(23,526)	(53,443)	(47,992)
Income before income taxes	189,983	136,003	352,120	45,578
Income tax provision	(219)	(274)	(482)	(181)
Net income	189,764	135,729	351,638	45,397
Less: Net income attributable to noncontrolling interests	(27)	(631)	(220)	(193)
Net income attributable to CFC	$189,737	$135,098	$351,418	$45,204

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$189,764	$135,729	$351,638	$45,397
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	3,612	—	4,028
Reclassification to earnings of realized gains on derivatives	(189)	(143)	(378)	(240)
Defined benefit plan adjustments	100	72	200	143
Other comprehensive income (loss)	(89)	3,541	(178)	3,931
Total comprehensive income	189,675	139,270	351,460	49,328
Less: Total comprehensive income attributable to noncontrolling interests	(27)	(631)	(220)	(193)
Total comprehensive income attributable to CFC	$189,648	$138,639	$351,240	$49,135

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2022	May 31, 2022
Assets:
Cash and cash equivalents	$271,767	$153,551
Restricted cash	9,881	7,563
Total cash, cash equivalents and restricted cash	281,648	161,114
Investment securities:
Debt securities trading, at fair value ($407,934 and $— pledged as collateral as of November 30, 2022 and May 31, 2022, respectively)	567,291	566,146
Equity securities, at fair value	40,437	33,758
Total investment securities, at fair value	607,728	599,904
Loans to members	31,577,351	30,063,386
Less: Allowance for credit losses	(67,615)	(67,560)
Loans to members, net	31,509,736	29,995,826
Accrued interest receivable	146,911	111,418
Other receivables	33,204	35,431
Fixed assets, net	110,196	101,762
Derivative assets	473,317	222,042
Other assets	25,630	23,885
Total assets	$33,188,370	$31,251,382

Liabilities:
Accrued interest payable	$169,168	$131,950
Debt outstanding:
Short-term borrowings	5,594,212	4,981,167
Long-term debt	22,537,424	21,545,440
Subordinated deferrable debt	986,624	986,518
Members’ subordinated certificates:
Membership subordinated certificates	628,608	628,603
Loan and guarantee subordinated certificates	363,781	365,388
Member capital securities	246,163	240,170
Total members’ subordinated certificates	1,238,552	1,234,161
Total debt outstanding	30,356,812	28,747,286
Patronage capital retirement payable	2,704	—
Deferred income	41,147	44,332
Derivative liabilities	133,373	128,282
Other liabilities	51,454	57,563
Total liabilities	30,754,658	29,109,413

Equity:
CFC equity:
Retained equity	2,404,313	2,112,315
Accumulated other comprehensive income (loss)	2,080	2,258
Total CFC equity	2,406,393	2,114,573
Noncontrolling interests	27,319	27,396
Total equity	2,433,712	2,141,969
Total liabilities and equity	$33,188,370	$31,251,382

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended November 30, 2022
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2022	$3,052	$896,096	$1,062,286	$253,335	$2,214,769	$2,169	$2,216,938	$29,997	$2,246,935
Net income	—	—	—	189,737	189,737	—	189,737	27	189,764
Other comprehensive loss	—	—	—	—	—	(89)	(89)	—	(89)
Patronage capital retirement	—	—	—	—	—	—	—	(2,704)	(2,704)
Other	(193)	—	—		(193)	—	(193)	(1)	(194)
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712

	Six Months Ended November 30, 2022
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	351,418	351,418	—	351,418	220	351,638
Other comprehensive loss	—	—	—	—	—	(178)	(178)	—	(178)
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	(2,704)	(61,596)
Other	(528)	—	—	—	(528)	—	(528)	2,407	1,879
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712

	Three Months Ended November 30, 2021
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2021	$2,756	$866,405	$909,749	$(551,765)	$1,227,145	$365	$1,227,510	$26,710	$1,254,220
Net income	—	—	—	135,098	135,098	—	135,098	631	135,729
Other comprehensive income	—	—	—	—	—	3,541	3,541	—	3,541
Patronage capital retirement	—	—	—	—	—	—	—	(2,414)	(2,414)
Other	(91)	—	—	—	(91)	—	(91)	—	(91)
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985

	Six Months Ended November 30, 2021
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	—	—	—	45,204	45,204	—	45,204	193	45,397
Other comprehensive income	—	—	—	—	—	3,931	3,931	—	3,931
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(460)	—	—	—	(460)	—	(460)	2,217	1,757
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$351,638	$45,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(3,882)	(4,232)
Amortization of debt issuance costs and discounts	14,364	13,559
Amortization of guarantee fee	9,377	9,524
Depreciation and amortization	2,546	3,974
Provision for credit losses	15,124	603
Unrealized losses on equity and debt securities	1,828	6,512
Derivative forward value (gains) losses	(246,361)	72,562
Advances on loans held for sale	(112,142)	(24,526)
Proceeds from sales of loans held for sale	155,942	3,526
Changes in operating assets and liabilities:
Accrued interest receivable	(35,493)	(525)
Accrued interest payable	37,218	(3,233)
Deferred income	697	180
Other	(14,461)	(5,235)
Net cash provided by operating activities	176,395	118,086

Cash flows from investing activities:
Advances on loans held for investments, net	(1,572,339)	(498,707)
Investments in fixed assets, net	(10,232)	(8,722)
Purchase of trading securities	(107,734)	(86,334)
Proceeds from sales and maturities of trading securities	95,738	64,922
Net cash used in investing activities	(1,594,567)	(528,841)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	612,734	321,906
Proceeds from short-term borrowings with original maturity > 90 days	1,505,587	1,258,908
Repayments of short-term borrowings with original maturity > 90 days	(1,505,276)	(1,415,975)
Payments for issuance costs for revolving bank lines of credit	(2,008)	(3,563)
Proceeds from issuance of long-term debt, net of discount and issuance costs	2,011,627	1,459,259
Payments for retirement of long-term debt	(1,031,862)	(1,269,318)
Proceeds from issuance of members’ subordinated certificates	6,127	177
Payments for retirement of members’ subordinated certificates	(1,736)	(2,488)
Payments for retirement of patronage capital	(56,485)	(57,760)
Repayments for membership fees, net	(2)	—
Net cash provided by financing activities	1,538,706	291,146
Net increase (decrease) in cash, cash equivalents and restricted cash	120,534	(119,609)
Beginning cash, cash equivalents and restricted cash	161,114	303,361
Ending cash, cash equivalents and restricted cash	$281,648	$183,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$408,374	$335,793
Cash paid for income taxes	66	12

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP.”) These consolidated financial statements include the accounts of CFC and variable interest entities (“VIEs”) where CFC is the primary beneficiary. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs that are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K.”) Certain reclassifications and updates may have been made to the presentation of information in prior periods to conform to the current period presentation. These reclassifications had no effect on prior periods’ net income (loss) or equity.

New Accounting Standards

Financial Instruments-Credit Losses, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities, such as CFC, that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. We expect to adopt the guidance for our fiscal year beginning June 1, 2023. While the guidance will result in expanded disclosures, we do not expect an impact on our consolidated results of operation, financial condition or liquidity from adoption of this accounting standard.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. Upon issuance of ASU 2020-04, we elected to apply certain of the optional expedients for contract modifications to our financial instruments impacted by the LIBOR discontinuance. We expect to continue to elect various optional expedients for contract modifications to our financial instruments affected by the reference rate reform through the effective date of December 31, 2024, as extended by ASU 2022-06. The application of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and six months ended November 30, 2022 and 2021.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 2.1: Interest Income and Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income:
Loans(1)	$318,837	$279,368	$621,517	$558,187
Investment securities	5,357	3,784	9,655	8,233
Total interest income	324,194	283,152	631,172	566,420

Interest expense:(2)(3)
Short-term borrowings	41,186	3,076	65,395	6,469
Long-term debt	177,921	144,096	336,802	288,969
Subordinated debt	26,337	26,424	52,715	52,935
Total interest expense	245,444	173,596	454,912	348,373

Net interest income	$78,750	$109,556	$176,260	$218,047
____________________________
(1) Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method, late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
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

Deferred income reported on our consolidated balance sheets of $41 million and $44 million as of November 30, 2022 and May 31, 2022, respectively, consists primarily of deferred loan conversion fees that totaled $34 million and $37 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2022	May 31, 2022
Debt securities, at fair value:
Commercial paper	$—	$9,985
Corporate debt securities	481,984	487,172
Commercial agency mortgage-backed securities (“MBS”)(1)	7,376	7,815
U.S. state and municipality debt securities	28,952	27,778
Foreign government debt securities	956	967
Other asset-backed securities(2)	48,023	32,429
Total debt securities trading, at fair value	$567,291	$566,146
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized losses on our debt securities of $3 million and $6 million for the three months ended November 30, 2022 and 2021, respectively. We recognized net unrealized losses on our debt securities of $9 million for both the six months ended November 30, 2022 and 2021.

We did not sell any debt securities during the three and six months ended November 30, 2022; therefore, no realized gains or losses were recorded during each period for sale of securities. We did not sell any debt securities during the three months ended November 30, 2021. We sold $2 million of debt securities at fair value during the six months ended November 30, 2021 and recorded gains on the sale of these securities of less than $1 million for the period.

Pledged Collateral—Debt securities

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

We had short-term borrowings under repurchase agreements of $390 million as of November 30, 2022. The debt securities underlying these transactions had an aggregate fair value of $408 million as of November 30, 2022, and we repurchased the securities on December 2, 2022. We had no borrowings under repurchase agreements outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	November 30, 2022	May 31, 2022
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$31,300	$25,520
Farmer Mac—Class A common stock	9,137	8,238
Total equity securities, at fair value	$40,437	$33,758

We recognized net unrealized gains on our equity securities of $4 million and $7 million for the three and six months ended November 30, 2022, respectively. We recognized net unrealized gains on our equity securities of $2 million for both the three and six months ended November 30, 2021, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$24,856,612	79%	$23,844,242	79%
Power supply	5,194,198	16	4,901,770	17
Statewide and associate	126,081	—	126,863	—
Total CFC	30,176,891	95	28,872,875	96
NCSC	911,408	3	710,878	2
RTFC	476,525	2	467,601	2
Total loans outstanding(1)	31,564,824	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,527	—	12,032	—
Loans to members	$31,577,351	100%	$30,063,386	100%

Loan type:
Long-term loans:
Fixed rate	$27,743,810	88%	$26,952,372	90%
Variable rate	854,221	3	820,201	2
Total long-term loans	28,598,031	91	27,772,573	92
Lines of credit	2,966,793	9	2,278,781	8
Total loans outstanding(1)	31,564,824	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,527	—	12,032	—
Loans to members	$31,577,351	100%	$30,063,386	100%

____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loan Sales

We may transfer whole loans and participating interests to third parties. These transfers are typically made concurrently or within a short period of time with the closing of the loan sale or participation agreement at par value and meet the accounting criteria required for sale accounting.

We sold CFC and NCSC loans, at par for cash, totaling $156 million and $4 million during the six months ended November 30, 2022 and 2021, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had no loans held for sale as of November 30, 2022. We had loans held for sale totaling $44 million as of May 31, 2022, which were sold at par for cash during the six months ended November 30, 2022.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
loans outstanding, which totaled $114 million and $94 million as of November 30, 2022 and May 31, 2022, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $31,088 million and $29,584 million as of November 30, 2022 and May 31, 2022, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $127 million and $131 million as of November 30, 2022 and May 31, 2022, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,402 million and $6,220 million as of November 30, 2022 and May 31, 2022, respectively, representing 20% and 21% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of November 30, 2022 and 12 distribution systems and eight power supply systems as of May 31, 2022. The largest total outstanding exposure to a single borrower or controlled group represented less than 2% of total loans outstanding as of both November 30, 2022 and May 31, 2022.

As part of our strategy in managing credit exposure to large borrowers, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $454 million and $493 million as of November 30, 2022 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $277 million and $316 million as of November 30, 2022 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 19% and 20% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of November 30, 2022. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 884 and 883 as of November 30, 2022 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 884 and 883 borrowers with loans outstanding as of November 30, 2022 and May 31,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2022, respectively, 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both November 30, 2022 and May 31, 2022, as well as the largest concentration of loan exposure in any one state. The following table presents the Texas-based number or borrowers and loans outstanding by legal entity and member class, as of November 30, 2022 and May 31, 2022.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	58	$4,160,032	13%	57	$3,984,887	13%
Power supply	8	1,157,455	4	8	1,089,896	4
Statewide and associate	1	23,149	—	1	29,335	—
Total CFC	67	5,340,636	17	66	5,104,118	17
NCSC	2	8,402	—	1	378	—
RTFC	2	9,547	—	1	5,853	—
Total loan exposure to Texas-based borrowers	71	5,358,585	17	68	5,110,349	17
Less: Loans covered under Farmer Mac standby purchase commitment		(159,168)	(1)		(163,369)	(1)
Net loan exposure to Texas-based borrowers		$5,199,417	16%		$4,946,980	16%

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.3: Payment Status of Loans Outstanding

	November 30, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$24,856,612	$—	$—	$—	$24,856,612	$—
Power supply	5,095,278		98,920	98,920	5,194,198	202,741
Statewide and associate	126,081	—	—	—	126,081	—
CFC total	30,077,971	—	98,920	98,920	30,176,891	202,741
NCSC	911,408	—	—	—	911,408	—
RTFC	476,525	—	—	—	476,525	—
Total loans outstanding	$31,465,904	$—	$98,920	$98,920	$31,564,824	$202,741

Percentage of total loans	99.69%	—%	0.31%	0.31%	100.00%	0.64%

	May 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$23,844,242	$—	$—	$—	$23,844,242	$—
Power supply	4,787,832	28,389	85,549	113,938	4,901,770	227,790
Statewide and associate	126,863	—	—	—	126,863	—
CFC total	28,758,937	28,389	85,549	113,938	28,872,875	227,790
NCSC	710,878	—	—	—	710,878	—
RTFC	467,601	—	—	—	467,601	—
Total loans outstanding	$29,937,416	$28,389	$85,549	$113,938	$30,051,354	$227,790

Percentage of total loans	99.62%	0.09%	0.29%	0.38%	100.00%	0.76%

We had two CFC electric power supply borrowers, Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with delinquent loans totaling $99 million and $114 million as of November 30, 2022 and May 31, 2022, respectively. The decrease in loans on nonaccrual status of $25 million to $203 million as of November 30, 2022, from $228 million as of May 31, 2022 was due to the partial charge-offs related to the Brazos and Brazos Sandy Creek nonperforming loans, and the receipt of loan principal payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower. See “Nonperforming Loans” and “Net Charge-Offs” below for additional information.

Troubled Debt Restructurings

We have not had any loan modifications that were required to be accounted for as a TDR since fiscal year 2016. The following table presents the outstanding balance of modified loans accounted for as TDRs in prior periods and the performance status, by legal entity and member class, of these loans as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Trouble Debt Restructurings

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$4,638	0.02%	1	$5,092	0.02%
RTFC	1	3,841	0.01	1	4,092	0.01
Total TDR loans	2	$8,479	0.03%	2	$9,184	0.03%

Performance status of TDR loans:
Performing TDR loans	2	$8,479	0.03%	2	$9,184	0.03%
Total TDR loans	2	$8,479	0.03%	2	$9,184	0.03%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of November 30, 2022 and May 31, 2022. These loans, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time, were classified as performing and on accrual status as of November 30, 2022 or May 31, 2022. We did not have any TDR loans classified as nonperforming as of November 30, 2022 or May 31, 2022.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of November 30, 2022 and May 31, 2022. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.5: Nonperforming Loans

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	3	$202,741	0.64%	3	$227,790	0.76%
Total nonperforming loans	3	$202,741	0.64%	3	$227,790	0.76%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We had loans to the same three CFC electric power supply borrowers totaling $203 million and $228 million classified as nonperforming as of November 30, 2022 and May 31, 2022, respectively. Nonperforming loans represented 0.64% and 0.76% of total loans outstanding as of November 30, 2022 and May 31, 2022, respectively. The reduction in nonperforming loans of $25 million during the six months ended November 30, 2022 was due to the partial charge-offs related to the Brazos and Brazos Sandy Creek nonperforming loans, as discussed below, and the receipt of loan principal payments on the remaining outstanding nonperforming loan to a CFC electric power supply borrower. The Brazos and Brazos Sandy Creek nonperforming loans were delinquent and on nonaccrual as of both November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Brazos

Brazos, a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. Brazos’ loans outstanding accounted for $78 million and $86 million of our total nonperforming loans as of November 30, 2022 and May 31, 2022, respectively, of which $57 million was unsecured and $21 million was secured as of November 30, 2022 and $65 million was unsecured and $21 million was secured as of May 31, 2022. On November 14, 2022, Brazos’ plan of reorganization was confirmed by the bankruptcy court. As a result, we charged-off $7 million of the Brazos outstanding nonperforming loans during the three months ended November 30, 2022 (“current quarter”) and we expect to receive payments on the remaining amount of the Brazos outstanding nonperforming loans in accordance with the provisions of its plan of reorganization.

In December 2022, we received a total of $56 million in payments from Brazos in accordance with the provisions of the plan of reorganization, including the full amount of the secured portion of the loan. These payments reduced our nonperforming loans outstanding to Brazos to $22 million as of December 31, 2022, the entirety of which is unsecured, that we expect to receive over the next six to 12 months.

Brazos Sandy Creek

Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. Brazos Sandy Creek’s loan outstanding accounted for $21 million and $28 million of our total nonperforming loans as of November 30, 2022 and May 31, 2022, respectively. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station (“the Plant”), and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station attributable to the TIC interest. Brazos’ rejection of the PPA in its bankruptcy case gave rise to an unsecured claim for rejection damages against Brazos, as to which a settlement was agreed and subsequently approved by the bankruptcy court in both the Brazos and Brazos Sandy Creek proceedings and that was incorporated into Brazos’ plan of reorganization. As a result of the November 14, 2022 confirmation of Brazos’ plan of reorganization, we charged-off $8 million of the Brazos Sandy Creek outstanding nonperforming loan during the current quarter. We expect to receive payments on the remaining amount of the Brazos Sandy Creek outstanding nonperforming loan in accordance with the provisions of Brazos’ plan of reorganization, from cash available for distribution by Brazos Sandy Creek, and the sale of the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant.

On December 20, 2022, the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant was sold for a credit bid of $105 million to Riesel HoldCo, LLC (“HoldCo,”) an entity formed by the Brazos Sandy Creek noteholders. CFC was allocated ownership shares in HoldCo based on its 7.41% share in the $105 million credit bid, which totaled $8 million. HoldCo intends to manage its ownership interest in the Plant directly and potentially sell it at a future date; however, HoldCo has no current timeline for its disposition.

Net Charge-Offs

We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during the three and six months ended November 30, 2022, which resulted in an annualized net charge-off rate of 0.19% and 0.10% for the three and six months ended November 30, 2022, respectively. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.6 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of November 30, 2022 and May 31, 2022. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of November 30, 2022, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2019, and in the aggregate for periods prior to fiscal year 2019. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2019 totaled $17,710 million, representing 56% of our total loans outstanding of $31,565 million as of November 30, 2022. The average remaining maturity of our long-term loans, which accounted for 91% of total loans outstanding as of November 30, 2022, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2022
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q2 2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	May 31, 2022
Pass
CFC:
Distribution	$1,150,883	$2,453,855	$1,672,070	$1,854,593	$1,175,815	$14,309,617	$1,992,402	$24,609,235	$23,596,004
Power supply	268,705	361,014	553,771	183,855	392,285	2,770,287	461,540	4,991,457	4,673,980
Statewide and associate	13,000	33,801	2,127	17,131	3,074	17,818	25,525	112,476	112,610
CFC total	1,432,588	2,848,670	2,227,968	2,055,579	1,571,174	17,097,722	2,479,467	29,713,168	28,382,594
NCSC	195,838	48,303	19,491	212,763	3,906	263,322	167,785	911,408	710,878
RTFC	34,449	88,299	80,499	41,895	8,941	199,113	19,488	472,684	463,509
Total pass	$1,662,875	$2,985,272	$2,327,958	$2,310,237	$1,584,021	$17,560,157	$2,666,740	$31,097,260	$29,556,981

Special mention
CFC:
Distribution	$3,250	$—	$4,832	$—	$5,053	$12,614	$221,628	$247,377	$248,238
Statewide and associate	—	—	—	—	4,914	8,691	—	13,605	14,253
CFC total	3,250	—	4,832	—	9,967	21,305	221,628	260,982	262,491
RTFC	—	—	—	—	—	3,841	—	3,841	4,092
Total special mention	$3,250	$—	$4,832	$—	$9,967	$25,146	$221,628	$264,823	$266,583

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$124,316	$78,425	$202,741	$227,790
Total doubtful	$—	$—	$—	$—	$—	$124,316	$78,425	$202,741	$227,790
Total criticized loans	$3,250	$—	$4,832	$—	$9,967	$149,462	$300,053	$467,564	$494,373
Total loans outstanding	$1,666,125	$2,985,272	$2,332,790	$2,310,237	$1,593,988	$17,709,619	$2,966,793	$31,564,824	$30,051,354

Criticized loans totaled $468 million and $494 million as of November 30, 2022 and May 31, 2022, respectively, and represented approximately 1% and 2% of total loans outstanding as of each respective date. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of both November 30, 2022 and May 31, 2022. See “Nonperforming Loans” above for additional information on Brazos and Brazos Sandy Creek.

Special Mention

One CFC electric distribution borrower with loans outstanding of $247 million and $248 million as of November 30, 2022 and May 31, 2022, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $265 million and $267 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Substandard

We did not have any loans classified as substandard as of November 30, 2022 or May 31, 2022.

Doubtful

Loans outstanding classified as doubtful totaled $203 million and $228 million as of November 30, 2022 and May 31, 2022, respectively, consisting of loans outstanding to Brazos and Brazos Sandy Creek totaling $99 million and $114 million as of each respective date and loans outstanding to a CFC electric power supply borrower of $104 million and $114 million as of each respective date. These loans were also classified as nonperforming, as discussed above under “Nonperforming Loans.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of November 30, 2022 and May 31, 2022.

Table 4.7: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	November 30, 2022	May 31, 2022
Member class:
CFC:
Distribution	$9,418,388	$9,230,197
Power supply	3,864,196	3,835,535
Statewide and associate	198,403	183,845
Total CFC	13,480,987	13,249,577
NCSC	648,667	551,901
RTFC	332,304	309,724
Total unadvanced commitments	$14,461,958	$14,111,202

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,650,847	5,357,205
Total long-term loans	5,650,847	5,357,205
Lines of credit	8,811,111	8,753,997
Total unadvanced commitments	$14,461,958	$14,111,202
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2022, and the related maturities in each fiscal year during the five-year period ended May 31, 2027, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Line of credit loans	$8,811,111	$383,411	$4,253,931	$1,447,425	$809,708	$1,377,828	$538,808
Long-term loans	5,650,847	340,823	1,229,965	736,272	960,344	1,547,345	836,098
Total	$14,461,958	$724,234	$5,483,896	$2,183,697	$1,770,052	$2,925,173	$1,374,906

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of November 30, 2022, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,651 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,462 million as of November 30, 2022 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,217 million and $10,908 million as of November 30, 2022 and May 31, 2022, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,245 million and $3,203 million as of November 30, 2022 and May 31, 2022, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of November 30, 2022, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Committed lines of credit	$3,245,310	$168,785	$299,950	$898,841	$487,449	$994,131	$396,154

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of November 30, 2022 and May 31, 2022. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.10: Pledged Loans

(Dollars in thousands)	November 30, 2022	May 31, 2022
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,822,711	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	8,937,533	8,564,596
RUS-guaranteed loans qualifying as permitted investments pledged	111,007	114,654
Total pledged collateral	9,048,540	8,679,250

1994 indenture:
Collateral trust bonds outstanding	$20,000	$25,000
Pledged collateral:
Distribution system mortgage notes pledged	24,123	29,616

Guaranteed Underwriter Program:
Notes payable outstanding	$6,317,352	$6,105,473
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,558,769	6,904,591

Farmer Mac:
Notes payable outstanding	$3,047,486	$3,094,679
Pledged collateral:
Distribution and power supply system mortgage notes pledged	3,340,891	3,445,358

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$2,755	$2,755
Pledged collateral:
Distribution and power supply system mortgage notes pledged	2,374	3,138
Cash	1,175	392
Total pledged collateral	3,549	3,530

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio for the three and six months ended November 30, 2022 and 2021.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended November 30, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2022	$16,412	$50,343	$1,319	$68,074	$1,565	$1,417	$71,056
Provision (benefit) for credit losses	609	10,015	(30)	10,594	946	88	11,628
Charge-offs	—	(15,069)	—	(15,069)	—	—	(15,069)
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615

	Three Months Ended November 30, 2021
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2021	$15,369	$66,469	$1,422	$83,260	$1,455	$4,820	$89,535
Provision (benefit) for credit losses	663	(1,002)	2	(337)	139	(3,202)	(3,400)
Balance as of November 30, 2021	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135

	Six Months Ended November 30, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560
Provision for credit losses	1,240	12,565	38	13,843	1,062	219	15,124
Charge-offs	—	(15,069)	—	(15,069)	—	—	(15,069)
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615

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

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of November 30, 2022 and May 31, 2022.

Table 5.2: Allowance for Credit Losses Components

	November 30, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$17,021	$9,072	$1,289	$27,382	$2,511	$1,092	$30,985
Asset-specific allowance	—	36,217	—	36,217	—	413	36,630
Total allowance for credit losses	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615

Loans outstanding:(1)
Collectively evaluated loans	$24,851,974	$4,991,457	$126,081	$29,969,512	$911,408	$472,684	$31,353,604
Individually evaluated loans	4,638	202,741	—	207,379	—	3,841	211,220
Total loans outstanding	$24,856,612	$5,194,198	$126,081	$30,176,891	$911,408	$476,525	$31,564,824

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.18%	1.02%	0.09%	0.28%	0.23%	0.10%
Asset-specific allowance coverage ratio(3)	—	17.86	—	17.46	—	10.75	17.34
Total allowance coverage ratio(4)	0.07	0.87	1.02	0.21	0.28	0.32	0.21

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
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of November 30, 2022 and May 31, 2022, respectively.
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

Our allowance for credit losses was $68 million as of both November 30, 2022 and May 31, 2022, while the allowance coverage ratio decreased slightly to 0.21% as of November 30, 2022 from 0.22% as of May 31, 2022. The allowance for credit losses reflected an increase in the collective allowance of $2 million, offset by a decrease in the asset-specific allowance of $2 million. The collective allowance increase of $2 million was due to an increase in total loans outstanding and a decrease in the historical recovery rate assumption used in determining the collective allowance for our electric power supply loan portfolio. The asset-specific allowance decrease of $2 million was attributable primarily to charge-offs totaling $15 million related to the Brazos and Brazos Sandy Creek nonperforming loans, partially offset by an increase in the asset-specific allowance for a nonperforming CFC power supply loan, due to a decrease in the expected payments on this loan.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,594 million and accounted for 18% of total debt outstanding as of November 30, 2022, compared with $4,981 million and 17% of total debt outstanding as of May 31, 2022. The following table provides comparative information on our short-term borrowings as of November 30, 2022 and May 31, 2022.

Table 6.1: Short-Term Borrowings Sources

	November 30, 2022		May 31, 2022
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,351,270	4%	$1,024,813	4%
Commercial paper members, at par	1,163,918	4	1,358,069	5
Total commercial paper	2,515,188	8	2,382,882	9
Select notes to members	1,873,476	6	1,753,441	6
Daily liquidity fund notes to members	417,146	2	427,790	1
Medium-term notes to members	398,459	1	417,054	1
Securities sold under repurchase agreements	389,943	1	—	—
Total short-term borrowings	$5,594,212	18%	$4,981,167	17%

We have master repurchase agreements with counterparties whereby we may sell investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Transactions under these repurchase agreements are accounted for as collateralized financing agreements and not as a sale. The obligation to repurchase the securities is reported as securities sold under repurchase agreements, which we include as a component of short-term borrowings on our consolidated balance sheets. We disclose the fair value of the debt securities underlying repurchase transactions; however, the pledged debt securities remain in the investment debt securities portfolio amount reported on our consolidated balance sheets. We had borrowings under repurchase agreements of $390 million as of November 30, 2022, and we pledged debt securities underlying these repurchase transactions with an aggregate fair value of $408 million as of November 30, 2022. We had no borrowings under repurchase agreements outstanding as of May 31, 2022; therefore, we had no debt securities in our investment portfolio pledged as collateral as of May 31, 2022.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2022
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
Bank revolving agreements:
3-year agreement	$1,245	$—	$1,245	November 28, 2025	7.5 bps
4-year agreement	1,355	3	1,352	November 28, 2026	10.0 bps
Total	$2,600	$3	$2,597
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 20, 2022, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with Term Secured Overnight Financing Rate. The total commitment amount under the three-year facility and the four-year facility remained unchanged at $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of November 30, 2022.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2022 and May 31, 2022. Long-term debt outstanding totaled $22,537 million and accounted for 74% of total debt outstanding as of November 30, 2022, compared with $21,545 million and 75% of total debt outstanding as of May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2022	May 31, 2022
Secured long-term debt:
Collateral trust bonds	$7,842,711	$7,097,711
Unamortized discount	(211,654)	(216,608)
Debt issuance costs	(35,980)	(32,613)
Total collateral trust bonds	7,595,077	6,848,490
Guaranteed Underwriter Program notes payable	6,317,352	6,105,473
Farmer Mac notes payable	3,047,486	3,094,679
Other secured notes payable	2,755	2,755
Debt issuance costs	(4)	(9)
Total other secured notes payable	2,751	2,746
Total secured notes payable	9,367,589	9,202,898
Total secured long-term debt	16,962,666	16,051,388
Unsecured long-term debt:
Medium-term notes sold through dealers	5,311,343	5,263,496
Medium-term notes sold to members	282,194	250,397
Medium term notes sold through dealers and to members	5,593,537	5,513,893
Unamortized discount	(2,432)	(2,086)
Debt issuance costs	(18,325)	(19,723)
Total unsecured medium-term notes	5,572,780	5,492,084
Unsecured notes payable	1,979	1,979
Unamortized discount	(1)	(10)
Debt issuance costs	—	(1)
Total unsecured notes payable	1,978	1,968
Total unsecured long-term debt	5,574,758	5,494,052
Total long-term debt	$22,537,424	$21,545,440

Secured Debt

Long-term secured debt of $16,963 million and $16,051 million as of November 30, 2022 and May 31, 2022, respectively, represented 75% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of November 30, 2022 and May 31, 2022. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. On August 17, 2022 we issued a total of $400 million aggregate principal amount of sustainability collateral trust bonds at 4.15% due December 15, 2032. On October 31, 2022, we issued a total of $350 million aggregate principal amount of collateral trust bonds at 5.80% due January 15, 2033.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We borrowed $300 million and repaid $88 million of notes payable outstanding under the Guaranteed Underwriter Program during the six months ended November 30, 2022. We had up to $775 million available for access under the Guaranteed Underwriter Program as of November 30, 2022. On December 15, 2022, we closed on a $750 million committed loan facility (“Series T”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2027. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,047 million of long-term debt as of November 30, 2022. We borrowed $400 million in long-term notes payable under the Farmer Mac Note Purchase Agreement during the six months ended November 30, 2022. The amount available for borrowing totaled $2,953 million as of November 30, 2022.

Unsecured Debt

Long-term unsecured debt of $5,575 million and $5,494 million as of November 30, 2022 and May 31, 2022, respectively, represented 25% of long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $81 million for the six months ended November 30, 2022 was primarily attributable to dealer medium-term notes issuance, as described below, partially offset by dealer medium-term notes repayments.

Medium-Term Notes

Medium-term notes present unsecured obligations that may be issued through dealers in the capital markets or directly to our members. On October 31, 2022, we issued $500 million aggregate principal amount of dealer medium-term notes at a fixed rate of 5.45% due on October 30, 2025.

See “Note 7—Long-Term Debt” in our 2022 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $987 million as of November 30, 2022, unchanged from May 31, 2022. See “Note 8—Subordinated Deferrable Debt” in our 2022 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We did not have any derivatives designated as accounting hedges as of November 30, 2022 or May 31, 2022. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of November 30, 2022 and May 31, 2022. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,925,919	2.60%	4.22%	$5,957,631	2.60%	1.24%
Receive-fixed swaps	1,700,000	4.92	2.97	1,980,000	1.53	2.86
Total interest rate swaps	7,625,919	3.11	3.94	7,937,631	2.33	1.64
Forward pay-fixed swaps	160,845			124,000
Total interest rate swaps	$7,786,764			$8,061,631

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2022		May 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$473,317	$5,363,733	$222,042	$4,791,699
Total derivative assets	$473,317	$5,363,733	$222,042	$4,791,699

Derivative liabilities:
Interest rate swaps	$133,373	$2,423,031	$128,282	$3,269,932
Total derivative liabilities	$133,373	$2,423,031	$128,282	$3,269,932
____________________________
(1) The notional amount includes $161 million and $124 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date subsequent to November 30, 2022 and May 31, 2022, respectively, outstanding as of November 30, 2022 and May 31, 2022, respectively. The fair value of these swaps as of November 30, 2022 and May 31, 2022 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2022 and May 31, 2022, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	November 30, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$473,317	$—	$473,317	$129,870	$—	$343,447

Derivative liabilities:
Interest rate swaps	133,373	—	133,373	129,870	—	3,503

	May 31, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$222,042	$—	$222,042	$103,228	$—	$118,814

Derivative liabilities:
Interest rate swaps	128,282	—	128,282	103,228	—	25,054

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and six months ended November 30, 2022 and 2021. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivative gains (losses) attributable to:
Derivative cash settlements interest income (expense)	$4,801	$(25,952)	$(5,984)	$(53,515)
Derivative forward value gains (losses)	141,989	72,038	246,361	(72,562)
Derivative gains (losses)	$146,790	$46,086	$240,377	$(126,077)

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

On September 7, 2022, Fitch affirmed CFC’s credit ratings and stable outlook. On December 7, 2022, S&P affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of November 30, 2022. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2022. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2022, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$33,025	$(1,853)	$—	$(1,853)
Falls below Baa1/BBB+	5,293,642	(1,929)	217,471	215,542
Falls to or below Baa2/BBB (2)	324,470	—	18,256	18,256
Total	$5,651,137	$(3,782)	$235,727	$231,945
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $230 million as of November 30, 2022. These swaps were in an unrealized gain position of $26 million as of November 30, 2022.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% the total outstanding notional amount of derivatives as of both November 30, 2022 and May 31, 2022. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $4 million as of November 30, 2022.

NOTE 10—EQUITY

Total equity increased $292 million to $2,434 million as of November 30, 2022, attributable primarily to our reported net income of $352 million for the six months ended November 30, 2022, partially offset by the patronage capital retirement of $59 million authorized by the CFC Board of Directors in July 2022.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and six months ended November 30, 2022 and 2021 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended November 30,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$4,934	$(2,765)	$2,169	$2,037	$(1,672)	$365
Changes in unrealized gains	—	—	—	3,612	—	3,612
Realized (gains) losses reclassified to earnings	(189)	100	(89)	(143)	72	(71)
Ending balance	$4,745	$(2,665)	$2,080	$5,506	$(1,600)	$3,906

	Six Months Ended November 30,
	2022			2021
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$5,123	$(2,865)	$2,258	$1,718	$(1,743)	$(25)
Changes in unrealized gains	—	—	—	4,028	—	4,028
Realized (gains) losses reclassified to earnings	(378)	200	(178)	(240)	143	(97)
Ending balance	$4,745	$(2,665)	$2,080	$5,506	$(1,600)	$3,906
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2022 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2022	May 31, 2022
Guarantee type:
Long-term tax-exempt bonds(1)	$99,600	$122,150
Letters of credit(2)(3)	524,941	450,354
Other guarantees	158,203	158,279
Total	$782,744	$730,783

Member class:
CFC:
Distribution	$346,990	$314,925
Power supply	384,674	378,516
Statewide and associate(4)	15,364	13,372
CFC total	747,028	706,813
NCSC	35,716	23,970
Total	$782,744	$730,783
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Under a hybrid letter of credit facility we had $31 million of commitments that may be used for the issuance of letters of credit as of November 30, 2022.
(4)Includes CFC guarantees to NCSC and RTFC members totaling $13 million and $11 million as of November 30, 2022 and May 31, 2022, respectively.

We had guarantees outstanding totaling $783 million and $731 million as of November 30, 2022 and May 31, 2022, respectively. Guarantees under which our right of recovery from our members was not secured totaled $511 million and $466 million and represented 65% and 64% of total guarantees as of November 30, 2022 and May 31, 2022, respectively.

Long-term tax-exempt bonds of $100 million and $122 million as of November 30, 2022 and May 31, 2022, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $525 million and $450 million as of November 30, 2022 and May 31, 2022, respectively, $147 million and $118 million were secured at each respective date. The maturities for the outstanding letters of credit as of November 30, 2022 extend through calendar year 2041.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2022, we may be required to issue up to an additional $94 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2022. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $158 million as of both November 30, 2022 and May 31, 2022, respectively, of which $25 million was secured as of both November 30, 2022 and May 31, 2022. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $100 million of variable-rate tax-exempt bonds as of November 30, 2022, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2022 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $12 million and $13 million as of November 30, 2022 and May 31, 2022, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million as of both November 30, 2022 and May 31, 2022. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2022 and May 31, 2022. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	November 30, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$271,767	$271,767	$271,767	$—	$—
Restricted cash	9,881	9,881	9,881	—	—
Equity securities, at fair value	40,437	40,437	40,437	—	—
Debt securities trading, at fair value	567,291	567,291	—	567,291	—
Deferred compensation investments	6,840	6,840	6,840	—	—
Loans to members, net	31,509,736	28,361,441	—	—	28,361,441
Accrued interest receivable	146,911	146,911	—	146,911	—
Derivative assets	473,317	473,317	—	473,317	—
Total financial assets	$33,026,180	$29,877,885	$328,925	$1,187,519	$28,361,441

Liabilities:
Short-term borrowings	$5,594,212	$5,594,757	$—	$5,594,757	$—
Long-term debt	22,537,424	21,199,706	—	12,596,816	8,602,890
Accrued interest payable	169,168	169,168	—	169,168	—
Guarantee liability	12,462	11,758	—	—	11,758
Derivative liabilities	133,373	133,373	—	133,373	—
Subordinated deferrable debt	986,624	920,954	236,200	684,754	—
Members’ subordinated certificates	1,238,552	1,238,552	—	—	1,238,552
Total financial liabilities	$30,671,815	$29,268,268	$236,200	$19,178,868	$9,853,200

	May 31, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$153,551	$153,551	$153,551	$—	$—
Restricted cash	7,563	7,563	7,563	—	—
Equity securities, at fair value	33,758	33,758	33,758	—	—
Debt securities trading, at fair value	566,146	566,146	—	566,146	—
Deferred compensation investments	6,710	6,710	6,710	—	—
Loans to members, net	29,995,826	28,595,111	—	—	28,595,111
Accrued interest receivable	111,418	111,418	—	111,418	—
Derivative assets	222,042	222,042	—	222,042	—
Total financial assets	$31,097,014	$29,696,299	$201,582	$899,606	$28,595,111

Liabilities:
Short-term borrowings	$4,981,167	$4,978,580	$—	$4,978,580	$—
Long-term debt	21,545,440	21,106,750	—	12,248,695	8,858,055
Accrued interest payable	131,950	131,950	—	131,950	—
Guarantee liability	12,764	13,083	—	—	13,083
Derivative liabilities	128,282	128,282	—	128,282	—
Subordinated deferrable debt	986,518	960,869	250,800	710,069	—
Members’ subordinated certificates	1,234,161	1,234,161	—	—	1,234,161
Total financial liabilities	$29,020,282	$28,553,675	$250,800	$18,197,576	$10,105,299

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2022 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the six months ended November 30, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of November 30, 2022 and May 31, 2022, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and six months ended November 30, 2022 and 2021.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2022			May 31, 2022
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$40,437	$—	$40,437	$33,758	$—	$33,758
Debt securities trading, at fair value	—	567,291	567,291	—	566,146	566,146
Deferred compensation investments	6,840	—	6,840	6,710	—	6,710
Derivative assets	—	473,317	473,317	—	222,042	222,042

Liabilities:
Derivative liabilities	$—	$133,373	$133,373	$—	$128,282	$128,282

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended November 30, 2022. We had certain loans measured at fair value on a nonrecurring basis during the six months ended November 30, 2021, which were repaid in full in November 2021.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of November 30, 2022 and May 31, 2022.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2022	May 31, 2022
Assets:
Loans outstanding	$1,387,934	$1,178,479
Other assets	11,116	9,672
Total assets	$1,399,050	$1,188,151

Liabilities:
Total liabilities	$23,967	$22,958

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of November 30, 2022 and May 31, 2022.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	November 30, 2022	May 31, 2022
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,368,549	1,158,583
Credit enhancements:
CFC third-party guarantees	35,716	23,970
Other credit enhancements	2,260	4,044
Total credit enhancements(2)	37,976	28,014
Total outstanding commitments	1,406,525	1,186,597
CFC credit commitments available(3)	$4,093,475	$4,313,403
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $38 million as of November 30, 2022. The maturities for obligations guaranteed by CFC extend through 2031.

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

Segment Results and Reconciliation

The following tables display segment results of operations for the three and six months ended November 30, 2022 and 2021, assets attributable to each segment as of November 30, 2022 and November 30, 2021 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended November 30, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$322,252	$13,063	$335,315	$—	$(11,121)	$324,194
Interest expense	(245,444)	(11,121)	(256,565)	—	11,121	(245,444)
Derivative cash settlements interest income (expense)	4,938	(137)	4,801	(4,801)	—	—
Interest expense	(240,506)	(11,258)	(251,764)	(4,801)	11,121	(245,444)
Net interest income	81,746	1,805	83,551	(4,801)	—	78,750
Provision for credit losses	(11,628)	(1,034)	(12,662)	—	1,034	(11,628)
Net interest income after provision for credit losses	70,118	771	70,889	(4,801)	1,034	67,122
Non-interest income:
Fee and other income	5,899	1,695	7,594	—	(3,428)	4,166
Derivative gains:
Derivative cash settlements interest income	—	—	—	4,801	—	4,801
Derivative forward value gains	—	—	—	141,989	—	141,989
Derivative gains	—	—	—	146,790	—	146,790
Investment securities losses	(493)	—	(493)	—	—	(493)
Total non-interest income	5,406	1,695	7,101	146,790	(3,428)	150,463
Non-interest expense:
General and administrative expenses	(26,601)	(2,675)	(29,276)	—	2,029	(27,247)
Other non-interest expense	(354)	(366)	(720)	—	365	(355)
Total non-interest expense	(26,955)	(3,041)	(29,996)	—	2,394	(27,602)
Income (loss) before income taxes	48,569	(575)	47,994	141,989	—	189,983
Income tax provision	—	(219)	(219)	—	—	(219)
Net income (loss)	$48,569	$(794)	$47,775	$141,989	$—	$189,764

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$281,131	$10,973	$292,104	$—	$(8,952)	$283,152
Interest expense	(173,596)	(8,952)	(182,548)	—	8,952	(173,596)
Derivative cash settlements interest expense	(25,533)	(419)	(25,952)	25,952	—	—
Interest expense	(199,129)	(9,371)	(208,500)	25,952	8,952	(173,596)
Net interest income	82,002	1,602	83,604	25,952	—	109,556
Benefit for credit losses	3,400	3,063	6,463	—	(3,063)	3,400
Net interest income after benefit for credit losses	85,402	4,665	90,067	25,952	(3,063)	112,956
Non-interest income:
Fee and other income	6,093	(1,812)	4,281	—	550	4,831
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(25,952)	—	(25,952)
Derivative forward value gains	—	—	—	72,038	—	72,038
Derivative gains	—	—	—	46,086	—	46,086
Investment securities losses	(4,344)	—	(4,344)	—	—	(4,344)
Total non-interest income	1,749	(1,812)	(63)	46,086	550	46,573
Non-interest expense:
General and administrative expenses	(22,716)	(1,975)	(24,691)	—	1,596	(23,095)
Other non-interest expense	(431)	(917)	(1,348)	—	917	(431)
Total non-interest expense	(23,147)	(2,892)	(26,039)	—	2,513	(23,526)
Income (loss) before income taxes	64,004	(39)	63,965	72,038	—	136,003
Income tax provision	—	(274)	(274)	—	—	(274)
Net income (loss)	$64,004	$(313)	$63,691	$72,038	$—	$135,729

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$627,236	$24,999	$652,235	$—	$(21,063)	$631,172
Interest expense	(454,912)	(21,063)	(475,975)	—	21,063	(454,912)
Derivative cash settlements interest expense	(5,590)	(394)	(5,984)	5,984	—	—
Interest expense	(460,502)	(21,457)	(481,959)	5,984	21,063	(454,912)
Net interest income	166,734	3,542	170,276	5,984	—	176,260
Provision for credit losses	(15,124)	(1,281)	(16,405)	—	1,281	(15,124)
Net interest income after provision for credit losses	151,610	2,261	153,871	5,984	1,281	161,136
Non-interest income:
Fee and other income	11,692	2,614	14,306	—	(6,084)	8,222
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(5,984)	—	(5,984)
Derivative forward value gains	—	—	—	246,361	—	246,361
Derivative gains	—	—	—	240,377	—	240,377
Investment securities losses	(4,172)	—	(4,172)	—	—	(4,172)
Total non-interest income	7,520	2,614	10,134	240,377	(6,084)	244,427
Non-interest expense:
General and administrative expenses	(51,613)	(5,210)	(56,823)	—	4,057	(52,766)
Other non-interest expense	(676)	(747)	(1,423)	—	746	(677)
Total non-interest expense	(52,289)	(5,957)	(58,246)	—	4,803	(53,443)
Income (loss) before income taxes	106,841	(1,082)	105,759	246,361	—	352,120
Income tax provision	—	(482)	(482)	—	—	(482)
Net income (loss)	$106,841	$(1,564)	$105,277	$246,361	$—	$351,638

	November 30, 2022
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$31,545,440	$1,387,933	$32,933,373	$—	$(1,368,549)	$31,564,824
Deferred loan origination costs	12,527	—	12,527	—	—	12,527
Loans to members	31,557,967	1,387,933	32,945,900	—	(1,368,549)	31,577,351
Less: Allowance for credit losses	(67,615)	(4,016)	(71,631)	—	4,016	(67,615)
Loans to members, net	31,490,352	1,383,917	32,874,269	—	(1,364,533)	31,509,736
Other assets	1,667,517	97,712	1,765,229	—	(86,595)	1,678,634
Total assets	$33,157,869	$1,481,629	$34,639,498	$—	$(1,451,128)	$33,188,370

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2021
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$562,438	$21,426	$583,864	$—	$(17,444)	$566,420
Interest expense	(348,373)	(17,444)	(365,817)	—	17,444	(348,373)
Derivative cash settlements interest expense	(52,678)	(837)	(53,515)	53,515	—	—
Interest expense	(401,051)	(18,281)	(419,332)	53,515	17,444	(348,373)
Net interest income	161,387	3,145	164,532	53,515	—	218,047
Benefit (provision) for credit losses	(603)	2,857	2,254	—	(2,857)	(603)
Net interest income after benefit (provision) for credit losses	160,784	6,002	166,786	53,515	(2,857)	217,444
Non-interest income:
Fee and other income	11,416	(928)	10,488	—	(1,716)	8,772
Derivative losses:
Derivative cash settlements interest expense	—	—	—	(53,515)	—	(53,515)
Derivative forward value losses	—	—	—	(72,562)	—	(72,562)
Derivative losses	—	—	—	(126,077)	—	(126,077)
Investment securities losses	(6,569)	—	(6,569)	—	—	(6,569)
Total non-interest income	4,847	(928)	3,919	(126,077)	(1,716)	(123,874)
Non-interest expense:
General and administrative expenses	(46,370)	(4,126)	(50,496)	—	3,191	(47,305)
Other non-interest expense	(687)	(1,382)	(2,069)	—	1,382	(687)
Total non-interest expense	(47,057)	(5,508)	(52,565)	—	4,573	(47,992)
Income (loss) before income taxes	118,574	(434)	118,140	(72,562)	—	45,578
Income tax provision	—	(181)	(181)	—	—	(181)
Net income (loss)	$118,574	$(615)	$117,959	$(72,562)	$—	$45,397

	November 30, 2021
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$28,911,891	$1,152,940	$30,064,831	$—	$(1,130,017)	$28,934,814
Deferred loan origination costs	12,056	—	12,056	—	—	12,056
Loans to members	28,923,947	1,152,940	30,076,887	—	(1,130,017)	28,946,870
Less: Allowance for credit losses	(86,135)	(3,212)	(89,347)	—	3,212	(86,135)
Loans to members, net	28,837,812	1,149,728	29,987,540	—	(1,126,805)	28,860,735
Other assets	1,144,912	99,144	1,244,056	—	(89,212)	1,154,844
Total assets	$29,982,724	$1,248,872	$31,231,596	$—	$(1,216,017)	$30,015,579
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2025.
10.2*	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026.
10.3*	—	Series T Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of December 15, 2022 for up to $750,000,000.
10.4*	—	Series T Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 15, 2022 for up to $750,000,000 maturing on July 15, 2027.
10.5*	—	Ninth Amended, Restated and Consolidated Pledge Agreement dated as of December 15, 2022 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.6*	—	Ninth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of December 15, 2022 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: January 13, 2023

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)