Form 10-Q
period 2023-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2023-04-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	14
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	17
4	Non-Interest Income	20
5	Derivative Gains (Losses)	21
6	Derivatives—Average Notional Amounts and Interest Rates	22
7	Comparative Swap Curves	23
8	Non-Interest Expense	24
9	Debt—Total Debt Outstanding	26
10	Debt—Member Investments	28
11	Equity	29
12	Loans—Loan Portfolio Security Profile	31
13	Loans—Loan Exposure to 20 Largest Borrowers	33
14	Loans—Loan Exposure to Texas-Based Borrowers	34
15	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	37
16	Available Liquidity	39
17	Liquidity Coverage Ratios	40
18	Committed Bank Revolving Line of Credit Agreements	41
19	Short-Term Borrowings—Funding Sources	43
20	Long-Term and Subordinated Debt—Issuances and Repayments	44
21	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	44
22	Collateral Pledged	45
23	Loans—Unencumbered Loans	45
24	Liquidity—Projected Long-Term Sources and Uses of Funds	46
25	Credit Ratings	47
26	Interest Rate Sensitivity Analysis	49
27	LIBOR-Indexed Financial Instruments	50
28	Adjusted Net Income	51
29	TIER and Adjusted TIER	52
30	Adjusted Liabilities and Equity	53
31	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	53
32	Members’ Equity	54

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, such as the emergence and spread since 2019 of a novel coronavirus (“COVID-19”) and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

SUMMARY OF SELECTED FINANCIAL DATA

In addition to financial measures determined in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable U.S. GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”).

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three and nine months ended February 28, 2023 and 2022, and as of February 28, 2023 and May 31, 2022.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Statements of operations
Net interest income:
Interest income	$353,292	$285,206	24%	$984,464	$851,626	16%
Interest expense	(281,709)	(173,654)	62	(736,621)	(522,027)	41
Net interest income	71,583	111,552	(36)	247,843	329,599	(25)
Fee and other income	5,326	4,270	25	13,548	13,042	4
Total revenue	76,909	115,822	(34)	261,391	342,641	(24)
Benefit (provision) for credit losses	11,318	12,749	(11)	(3,806)	12,146	**
Derivative gains:
Derivative cash settlements interest income (expense)(2)	18,634	(26,212)	**	12,650	(79,727)	**
Derivative forward value gains(3)	83,674	195,492	(57)	330,035	122,930	168
Derivative gains	102,308	169,280	(40)	342,685	43,203	693
Investment securities losses	(1,402)	(11,621)	(88)	(5,574)	(18,190)	(69)
Operating expenses(4)	(25,315)	(23,079)	10	(78,081)	(70,384)	11
Other non-interest expense	(298)	(843)	(65)	(975)	(1,530)	(36)
Income before income taxes	163,520	262,308	(38)	515,640	307,886	67
Income tax provision	(303)	(343)	(12)	(785)	(524)	50
Net income	$163,217	$261,965	(38)	$514,855	$307,362	68

Adjusted statements of operations measures
Interest income	$353,292	$285,206	24%	$984,464	$851,626	16%
Interest expense	(281,709)	(173,654)	62	(736,621)	(522,027)	41
Include: Derivative cash settlements interest income (expense)(2)	18,634	(26,212)	**	12,650	(79,727)	**
Adjusted interest expense(5)	(263,075)	(199,866)	32	(723,971)	(601,754)	20
Adjusted net interest income(5)	$90,217	$85,340	6	$260,493	$249,872	4

Net income	$163,217	$261,965	(38)	$514,855	$307,362	68
Exclude: Derivative forward value gains(3)	83,674	195,492	(57)	330,035	122,930	168
Adjusted net income(5)	$79,543	$66,473	20	$184,820	$184,432	—

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.58	2.51	(37)%		1.70	1.59	7%
Adjusted TIER(5)	1.30	1.33	(2)		1.26	1.31	(4)
Net interest yield(7)	0.88%	1.50%	(62)	bps	1.04%	1.48%	(44)	bps
Adjusted net interest yield(5)(8)	1.11	1.15	(4)		1.09	1.13	(4)

Credit quality ratios
Net charge-off rate(9)	—	—	—		0.06%	—	6	bps

(Dollars in thousands)	February 28, 2023	May 31, 2022	Change
Balance sheet
Assets:
Cash, cash equivalents and restricted cash	$180,260	$161,114	12%
Investment securities	587,126	599,904	(2)
Loans to members(10)	32,381,829	30,063,386	8
Allowance for credit losses	(56,297)	(67,560)	(17)
Loans to members, net	32,325,532	29,995,826	8
Total assets	34,001,512	31,251,382	9
Liabilities and equity:
Short-term borrowings	4,899,631	4,981,167	(2)
Long-term debt	23,831,978	21,545,440	11
Subordinated deferrable debt	986,678	986,518	—
Members’ subordinated certificates	1,223,415	1,234,161	(1)
Total debt outstanding	30,941,702	28,747,286	8
Total liabilities	31,398,086	29,109,413	8
Total equity	2,603,426	2,141,969	22

Adjusted balance sheet measures
Adjusted total liabilities(5)	$28,932,057	$26,629,324	9%
Adjusted total equity(5)	4,391,572	4,270,476	3
Members’ equity(5)	2,147,204	2,019,952	6

Debt ratios
Debt-to-equity ratio(11)	12.06	13.59	(11)%
Adjusted debt-to-equity ratio(5)	6.59	6.24	6
Liquidity coverage ratio(12)	0.95	0.99	(4)

Credit quality ratios
Nonperforming loans ratio(13)	0.33%	0.76%	(43)	bps
Criticized loans ratio(14)	1.04	1.65	(61)
Allowance coverage ratio(15)	0.17	0.22	(5)
____________________________
**Calculation of percentage change is not meaningful.
(1)Certain reclassifications may have been made for prior periods to conform to the current-period presentation.
(2)Consists of net periodic contractual interest amounts on our interest rate swaps, which we refer to as derivatives cash settlements interest income (expense).
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $13 million and $12 million as of February 28, 2023 and May 31, 2022, respectively.
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

Financial Performance

Reported Results

We reported net income of $163 million and TIER of 1.58 for the three months ended February 28, 2023 (“current quarter”), compared with net income of $262 million and TIER of 2.51 for the three months ended February 28, 2022 (“same prior-year quarter”). We reported net income of $515 million and TIER of 1.70 for the nine months ended February 28, 2023 (“current year-to-date period”), compared with net income of $307 million and TIER of 1.59 for the nine months ended February 28, 2022 (“same prior year-to-date period”). The significant variances between our reported results for the current quarter and year-to-date period and the same prior-year quarter and year-to-date period are attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 12.06 as of February 28, 2023, from 13.59 as of May 31, 2022, primarily due to an increase in equity resulting from our reported net income of $515 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

Current Quarter Reported Results

The decrease in our reported net income of $99 million to $163 million for the current quarter from $262 million for the same prior-year quarter was driven primarily by a reduction in derivative gains of $67 million and a decrease in net interest income of $40 million. We recorded derivative gains of $102 million for the current quarter, attributable to increases in interest rates across the entire swap curve. In comparison, we recorded derivative gains of $169 million for the same prior-year quarter, attributable to more pronounced increases in interest rates across the entire swap curve relative to the current-quarter increases. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

The decrease in net interest income of $40 million, or 36%, to $72 million for the current quarter was attributable to a decrease in the net interest yield of 62 basis points, or 41%, to 0.88%, partially offset by an increase in average interest-earning assets of $2,768 million, or 9%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 121 basis points to 3.71%, partially offset by an increase in the average yield on our interest-earning assets of 51 basis points to 4.35% and an increase in the benefit from non-interest bearing funding of 8 basis points to 0.24%. The increase in our average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate. The increase in average interest-earning assets was primarily driven by growth in average total loans.

Other factors affecting the variance between our reported results for the current quarter and the same prior-year quarter include the impact of a decrease in losses recorded on our investment securities of $10 million, primarily due to period-to-period market fluctuations in fair value, partially offset by an increase in operating expenses of $2 million, attributable to higher expenses recorded for salaries, information technology, business travel and in-person corporate meetings and events, and a reduction in the benefit for credit losses of $2 million.

We recorded a benefit for credit losses of $11 million for the current quarter, compared with a benefit for credit losses of $13 million for the same prior-year quarter. The current quarter benefit for credit losses stemmed primarily from a reduction in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to an increase in the expected payments on this loan. The benefit for credit losses recorded in the same prior-year quarter was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during the same prior-year quarter related to Rayburn Country Electric Cooperative, Inc. (“Rayburn”) that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in our loans outstanding to Rayburn.

Year-to-Date Reported Results

The increase in our reported net income of $208 million to $515 million for the current year-to-date period from $307 million for the same prior year-to-date period was driven primarily by an increase in derivative gains of $300 million, partially offset by a decrease in net interest income of $82 million. We recorded derivative gains of $343 million for the current year-to-date period, attributable to pronounced increases in interest rates across the entire swap curve. In comparison, we recorded derivative gains of $43 million for the same prior year-to-date period, driven by the combined impact of increases in short- and medium-term swap rates.

The decrease in net interest income of $82 million, or 25%, to $248 million for the current year-to-date period was attributable to a decrease in the net interest yield of 44 basis points, or 30%, to 1.04%, partially offset by an increase in average interest-earning assets of $2,269 million, or 8%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 79 basis points to 3.30%, partially offset by an increase in the average yield on our interest-earning assets of 28 basis points to 4.12% and an increase in the benefit from non-interest bearing funding of 7 basis points to 0.22%. The increase in average interest-earning assets was primarily driven by growth in average total loans.

As mentioned above under “Current Quarter Reported Results,” the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate, which resulted in increases in the average cost of our short-term and variable-rate borrowings and the average yield earned on our line of credit and variable-rate loans. On March 16, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018. The FOMC further raised the target range for the federal funds rate at each of its subsequent meetings held through February 2023, with the federal funds rate reaching a target range of 4.50% to 4.75% as of February 28, 2023.

Other factors affecting the variance between our reported results for the current year-to-date period and the same prior year-to-date period include the impact of an increase in operating expenses of $8 million, attributable to higher expenses recorded for salaries, information technology, business travel and in-person corporate meetings and events, and an unfavorable shift of $16 million in the provision for credit losses, partially offset by a decrease in losses recorded on our investment securities of $13 million, primarily due to period-to-period market fluctuations in fair value.

We recorded a provision for credit losses of $4 million for the current year-to-date period. In contrast, we recorded a benefit for credit losses of $12 million for the same prior year-to-date period. The current year-to-date period provision for credit losses stemmed from an increase in the collective allowance, primarily due to loan portfolio growth, and in the asset-specific allowance for loans to Brazos Electric Power Cooperative, Inc. (“Brazos”), its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), and for a nonperforming CFC power supply loan, attributable to a reduction and timing change in the expected payments on this loan. The benefit for credit losses for the same prior year-to-date period was primarily driven by a decrease in the collective allowance due to an improvement in Rayburn’s credit risk profile and a significant reduction in loans outstanding to Rayburn.

Non-GAAP Adjusted Results

Adjusted net income totaled $80 million and adjusted TIER was 1.30 for the current quarter, compared with adjusted net income of $66 million and adjusted TIER of 1.33 for the same prior-year quarter. Adjusted net income totaled $185 million and adjusted TIER was 1.26 for the current year-to-date period, compared with adjusted net income of $184 million and adjusted TIER of 1.31 for the same prior year-to-date period. The adjusted TIER for the current periods and the same prior-year periods was well above our target of 1.10. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.59 as of February 28, 2023 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current year-to-date period adjusted net income.

Current Quarter Adjusted Results

The increase in adjusted net income of $14 million to $80 million for the current quarter, from $66 million for the same prior-year quarter was due primarily to an increase in adjusted net interest income of $5 million and a reduction in losses recorded on our investment securities of $10 million, partially offset by an increase in operating expenses of $2 million and a reduction in the benefit for credit losses of $2 million, as discussed above under “Current Quarter Reported Results.”

The increase in adjusted net interest income of $5 million, or 6%, to $90 million, was attributable primarily to an increase in average interest-earning assets of $2,768 million, or 9%, primarily due to growth in average total loans, partially offset by the decrease in the adjusted net interest yield of 4 basis points, or 3%, to 1.11%. The decrease in the adjusted net interest yield reflected the combined impact of an increase in our adjusted average cost of borrowings of 58 basis points to 3.46%, partially offset by an increase in the average yield on interest-earning assets of 51 basis points to 4.35% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.22%.

Year-to-Date Adjusted Results

The slight increase in adjusted net income of less than $1 million to $185 million for the current year-to-date period, from $184 million for the same prior year-to-date period was due primarily to an increase in adjusted net interest income of $11 million and a reduction in losses recorded on our investment securities of $13 million, partially offset by an unfavorable shift in the provision for credit losses of $16 million and an increase in operating expenses of $8 million. See above under “Year-to-Date Reported Results” for a discussion on the drivers of the current year-to-date period unfavorable shift in the provision for credit losses, increase in operating expenses and reduction in the losses recorded on our investment securities.

The increase in adjusted net interest income of $11 million, or 4%, to $260 million, was attributable primarily to an increase in average interest-earning assets of $2,269 million, or 8%, due to growth in average total loans, partially offset by the decrease in the adjusted net interest yield of 4 basis points, or 4%, to 1.09%. The decrease in the adjusted net interest yield reflected the combined impact of an increase in our adjusted average cost of borrowings of 34 basis points to 3.24%, partially offset by an increase in the average yield on interest-earning assets of 28 basis points to 4.12% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.21%.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP measures.

Lending Activity

Loans to members totaled $32,382 million as of February 28, 2023, an increase of $2,319 million, or 8%, from May 31, 2022, reflecting net increases in long-term and line of credit loans of $1,182 million and $1,136 million, respectively. The $1,136 million increase in line of credit loans was largely attributable to funding provided for higher operating costs that our members experienced, bridge loans due to delays in RUS financing and broadband bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC loans and RTFC loans of $1,580 million, $417 million, $29 million, $278 million and $14 million, respectively.

Long-term loan advances totaled $2,460 million during the current year-to-date period, of which approximately 94% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,384 million during the same prior year-to-date period, of which approximately 79% was provided to members for capital expenditures and approximately 20% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. Of the $2,460 million total long-term loans advanced during the current year-to-date period, $2,135 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Of the total long-term loans advanced for capital expenditures during the current year-to-date period, approximately $605 million was to provide funding for CFC electric distribution cooperative members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,127 million as of February 28, 2023, from approximately $1,647 million as of May 31, 2022.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of February 28, 2023. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $31,887 million and $29,584 million as of February 28, 2023 and May 31, 2022, respectively, represented approximately 98% of total loans outstanding as of each respective date. Of our total loans outstanding, 91% and 93% were secured as of February 28, 2023 and May 31, 2022, respectively.

We had loans to two CFC electric power supply borrowers totaling $108 million classified as nonperforming as of February 28, 2023. In comparison we had loans to three CFC electric power supply borrowers totaling $228 million classified as nonperforming as of May 31, 2022. The reduction in nonperforming loans of $120 million during the current year-to-date period was due to the receipt of loan principal payments, the partial charge-offs related to Brazos and Brazos Sandy Creek nonperforming loans, and the classification of Brazos nonperforming loans to TDR loans during the current quarter. Loans outstanding to Brazos and Brazos Sandy Creek totaled $27 million and $114 million as of February 28, 2023 and May 31, 2022, respectively.

We had no charge-offs during the three months ended February 28, 2023. We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during the current year-to-date period, which resulted in an annualized net charge-off rate of 0.06% for the current year-to-date period. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

See section “Credit Risk—Credit Quality Indicators” below for additional information on Brazos and Brazos Sandy Creek.

Our allowance for credit losses and allowance coverage ratio decreased to $56 million and 0.17%, respectively, as of February 28, 2023, from $68 million and 0.22%, respectively, as of May 31, 2022. The $12 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $13 million, partially offset by an increase in the collective allowance of $1 million, primarily due to loan portfolio growth.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses in the sections “Critical Accounting Estimates,” “Credit Risk—Credit Quality Indicators” and “Credit Risk—Allowance for Credit Losses,” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $2,194 million, or 8%, to $30,942 million as of February 28, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,214 million as of February 28, 2023 was within our quarter-end target range. We provide additional information on our financing activities under the “Consolidated Balance Sheet Analysis—Debt” section of this Report.

During the current quarter, Moody’s Investors Service (“Moody’s”), S&P Global Inc. (“S&P”) and Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook. Table 25 presents our credit ratings for each CFC debt product type as of February 28, 2023, which remain unchanged as of the date of this Report, in the “Liquidity Risk—Credit Ratings” section of this Report.

Liquidity

In addition to cash on hand, our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and proceeds from debt issuances to our members and in the public capital markets. Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the public capital markets and other non-capital market related funding sources.

As of February 28, 2023, our available liquidity totaled $6,816 million, consisting of: (i) cash and cash equivalents of $173 million; (ii) investments in debt securities with an aggregate fair value of $549 million, which is subject to change based on market fluctuations; (iii) up to $2,593 million available under committed bank revolving line of credit agreements; (iv) up to $1,025 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,476 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $6,816 million as of February 28, 2023, we expect to receive $1,494 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,155 million as of February 28, 2023, consisting of short-term borrowings of $4,900 million and long-term and subordinated debt of $2,255 million. The short-term borrowings scheduled maturity amount of $4,900 million consists of member investments of $3,186 million, dealer commercial paper of $1,214 million and Farmer Mac notes payable of $500 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,255 million consist of debt maturities and scheduled debt payment amounts.

Our available liquidity of $6,816 million as of February 28, 2023 was $339 million under our total scheduled debt obligations over the next 12 months of $7,155 million. We believe we can continue to roll over our member short-term investments of $3,186 million as of February 28, 2023, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,685 million over the last 12 fiscal quarter-end reporting periods. In addition, we expect to receive $1,494 million from scheduled long-term loan principal payments over the next 12 months. Our available liquidity of $6,816 million as of February 28, 2023 was $2,847 million in excess of, or 1.7 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,969 million.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million. To mitigate commercial paper rollover risk, we expect to continue to maintain our committed bank revolving line of credit agreements and be in compliance with the covenants of these agreements as we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with our bank counterparties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

The issuance of long-term debt, which represents the most significant component of our funding, allows us to reduce our reliance on short-term borrowings, as well as effectively manage our refinancing and interest rate risk. We expect to continue to issue long-term debt in the public capital markets and under our other non-capital market debt arrangements to meet our funding needs and believe that we have sufficient sources of liquidity to meet our debt obligations and support our operations over the next 12 months.

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending August 31, 2024, in the “Liquidity Risk” section of this Report.

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

Electric Cooperative Industry Trends and Developments

We believe there are emerging developments and trends in the electric cooperative sector that continue to present opportunities as well as challenges for our electric cooperative members. These trends include: (i) expanded investments by many electric cooperatives to deploy broadband services to their members; (ii) inflation and supply chain challenges; (iii) an increased focus on enhancing electric system resiliency and reliability; (iv) increased interest in renewable energy investments; and (v) growing support of beneficial electrification strategies to reduce overall carbon emissions, while also providing benefits to cooperative members. We provide additional information on these emerging developments and trends in the electric cooperative sector in “Item 7. MD&A—Executive Summary” in our 2022 Form 10-K.

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

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,378 million over the next 12 months. The consensus market outlook for interest rates as of March 2023 pointed to a decrease in the short-term interest rates, resulting in a less inverted yield curve. The yield curve inversion is expected to remain until mid-calendar year 2024, however the interest rate market has experienced extreme volatility in March 2023, which is expected to continue. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the 12-month period ended February 28, 2023. However, we expect a modest increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended February 28, 2023, due to an anticipated significant reduction in our derivative net periodic cash settlements expense, which reduce our adjusted cost of borrowings, and loan portfolio growth. Additionally, we anticipate a slight decrease in our adjusted net interest yield over the next 12 months relative to the 12-month period ended February 28, 2023, due to the current yield curve assumptions and our balance sheet position.

We expect that our adjusted net income will increase slightly over the next 12 months, primarily attributable to our projected modest increase in adjusted net interest income. However, we believe that our adjusted TIER will decrease slightly over the next 12 months, primarily attributable to our projected increase in adjusted interest expense. We believe that our adjusted debt-to-equity ratio will remain elevated above our target of 6.00-to-1 due to a projected increase in total debt outstanding to fund anticipated growth in our loan portfolio. As discussed above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP adjusted measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures or directional guidance for the most directly comparable GAAP measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of February 28, 2023. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on the 3-month London Interbank Offered Rate (“LIBOR”) that will transition to Secured Overnight Financing Rate (“SOFR”) after June 30, 2023, and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported adjusted debt-to-equity ratio.

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

Our allowance for credit losses and allowance coverage ratio decreased to $56 million and 0.17%, respectively, as of February 28, 2023, from $68 million and 0.22%, respectively, as of May 31, 2022. The $12 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $13 million, partially offset by an increase in the collective allowance of $1 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended February 28, 2023 and 2022 and between the nine months ended February 28, 2023 and 2022 . Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of February 28, 2023 and May 31, 2022. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and nine months ended February 28, 2023 and 2022, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable U.S. GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended February 28,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$27,839,825	$288,016	4.20%	$26,141,256	$265,493	4.12%
Long-term variable-rate loans	916,868	13,648	6.04	695,401	3,790	2.21
Line of credit loans	3,153,392	45,653	5.87	2,282,758	12,262	2.18
Troubled debt restructuring (“TDR”) loans	32,074	184	2.33	9,387	181	7.82
Nonperforming loans	125,757	—	—	217,837	—	—
Other, net(2)	—	(389)	—	—	(365)	—
Total loans	32,067,916	347,112	4.39	29,346,639	281,361	3.89
Cash and investment securities	833,024	6,180	3.01	786,608	3,845	1.98
Total interest-earning assets	$32,900,940	$353,292	4.35%	$30,133,247	$285,206	3.84%
Other assets, less allowance for credit losses(3)	1,041,947			439,629
Total assets(3)	$33,942,887			$30,572,876

Liabilities:
Commercial paper	$2,901,375	$31,943	4.47%	$2,990,565	$2,574	0.35%
Other short-term borrowings	2,047,112	18,696	3.70	1,835,473	1,228	0.27
Short-term borrowings(4)	4,948,487	50,639	4.15	4,826,038	3,802	0.32
Medium-term notes	6,423,373	57,056	3.60	5,006,411	26,928	2.18
Collateral trust bonds	7,614,181	70,859	3.77	6,917,753	61,003	3.58
Guaranteed Underwriter Program notes payable	6,378,600	46,477	2.96	6,121,837	41,496	2.75
Farmer Mac notes payable	3,225,962	30,469	3.83	3,068,924	14,181	1.87
Other notes payable	2,557	15	2.38	5,890	31	2.13
Subordinated deferrable debt	986,642	12,881	5.29	986,433	12,885	5.30
Subordinated certificates	1,228,253	13,313	4.40	1,239,044	13,328	4.36
Total interest-bearing liabilities	$30,808,055	$281,709	3.71%	$28,172,330	$173,654	2.50%
Other liabilities(3)	614,711			899,953
Total liabilities(3)	31,422,766			29,072,283
Total equity(3)	2,520,121			1,500,593
Total liabilities and equity(3)	$33,942,887			$30,572,876
Net interest spread(5)			0.64%			1.34%
Impact of non-interest bearing funding(6)			0.24			0.16
Net interest income/net interest yield(7)		$71,583	0.88%		$111,552	1.50%

Adjusted net interest income/adjusted net interest yield:
Interest income		$353,292	4.35%		$285,206	3.84%
Interest expense		281,709	3.71		173,654	2.50
Add: Net periodic derivative cash settlements interest (income) expense(8)		(18,634)	(1.00)		26,212	1.28
Adjusted interest expense/adjusted average cost(9)		$263,075	3.46%		$199,866	2.88%
Adjusted net interest spread(7)			0.89			0.96
Impact of non-interest bearing funding(6)			0.22			0.19
Adjusted net interest income/adjusted net interest yield(10)		$90,217	1.11%		$85,340	1.15%

	Nine Months Ended February 28,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$27,447,941	$844,731	4.11%	$25,752,324	$792,147	4.11%
Long-term variable-rate loans	833,137	29,965	4.81	747,450	12,402	2.22
Line of credit loans	2,656,726	94,533	4.76	2,182,527	35,523	2.18
TDR loans..	16,505	539	4.37	9,617	555	7.72
Nonperforming loans	189,756	—	—	226,503	—	—
Other, net(2)	—	(1,139)	—	—	(1,079)	—
Total loans	31,144,065	968,629	4.16	28,918,421	839,548	3.88
Cash and investment securities	803,120	15,835	2.64	759,648	12,078	2.13
Total interest-earning assets	$31,947,185	$984,464	4.12%	$29,678,069	$851,626	3.84%
Other assets, less allowance for credit losses(3)	938,222			459,785
Total assets(3)	$32,885,407			$30,137,854

Liabilities:
Commercial paper	$2,886,202	$70,735	3.28%	$2,594,386	$6,531	0.34%
Other short-term borrowings	2,160,816	45,299	2.80	1,994,307	3,740	0.25
Short-term borrowings(4)	5,047,018	116,034	3.07	4,588,693	$10,271	0.30
Medium-term notes	5,991,902	134,477	3.00	4,606,393	78,815	2.29
Collateral trust bonds	7,295,834	199,421	3.65	7,079,926	186,833	3.53
Guaranteed Underwriter Program notes payable	6,236,285	133,107	2.85	6,178,128	127,536	2.76
Farmer Mac notes payable	3,086,668	74,601	3.23	3,070,396	39,297	1.71
Other notes payable	4,015	72	2.40	7,470	127	2.27
Subordinated deferrable debt	986,589	38,656	5.24	986,382	38,657	5.24
Subordinated certificates	1,233,109	40,253	4.36	1,248,834	40,491	4.33
Total interest-bearing liabilities	$29,881,420	$736,621	3.30%	$27,766,222	$522,027	2.51%
Other liabilities(3)	663,999			981,342
Total liabilities(3)	30,545,419			28,747,564
Total equity(3)	2,339,988			1,390,290
Total liabilities and equity(3)	$32,885,407			$30,137,854
Net interest spread(5)			0.82%			1.33%
Impact of non-interest bearing funding(6)			0.22			0.15
Net interest income/net interest yield(7)		$247,843	1.04%		$329,599	1.48%

Adjusted net interest income/adjusted net interest yield:
Interest income		$984,464	4.12%		$851,626	3.84%
Interest expense		736,621	3.30		522,027	2.51
Add: Net periodic derivative cash settlements interest (income) expense(8)		(12,650)	(0.22)		79,727	1.25
Adjusted interest expense/adjusted average cost(9)		$723,971	3.24%		$601,754	2.90%
Adjusted net interest spread(7)			0.88			0.94
Impact of non-interest bearing funding(6)			0.21			0.19
Adjusted net interest income/adjusted net interest yield(10)		$260,493	1.09%		$249,872	1.13%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $853 million and $416 million as of February 28, 2023 and 2022, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,555 million and $8,308 million for the three months ended February 28, 2023 and 2022, respectively. The average outstanding notional amount of interest rate swaps was $7,762 million and $8,540 million for the nine months ended February 28, 2023 and 2022, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 28,			Nine Months Ended February 28,
	2023 versus 2022			2023 versus 2022
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$22,523	$17,251	$5,272	$52,584	$52,158	$426
Long-term variable-rate loans	9,858	1,207	8,651	17,563	1,422	16,141
Line of credit loans	33,391	4,677	28,714	59,010	7,718	51,292
TDR loans	3	437	(434)	(16)	398	(414)
Other, net	(24)	—	(24)	(60)	—	(60)
Total loans	65,751	23,572	42,179	129,081	61,696	67,385
Cash and investment securities	2,335	227	2,108	3,757	691	3,066
Total interest income	68,086	23,799	44,287	132,838	62,387	70,451

Interest expense:
Commercial paper	29,369	(77)	29,446	64,204	735	63,469
Other short-term borrowings	17,468	142	17,326	41,559	312	41,247
Short-term borrowings	46,837	65	46,772	105,763	1,047	104,716
Medium-term notes	30,128	7,621	22,507	55,662	23,706	31,956
Collateral trust bonds	9,856	6,141	3,715	12,588	5,698	6,890
Guaranteed Underwriter Program notes payable	4,981	1,740	3,241	5,571	1,201	4,370
Farmer Mac notes payable	16,288	726	15,562	35,304	208	35,096
Other notes payable	(16)	(18)	2	(55)	(59)	4
Subordinated deferrable debt	(4)	3	(7)	(1)	8	(9)
Subordinated certificates	(15)	(116)	101	(238)	(510)	272
Total interest expense	108,055	16,162	91,893	214,594	31,299	183,295
Net interest income	$(39,969)	$7,637	$(47,606)	$(81,756)	$31,088	$(112,844)

Adjusted net interest income:
Interest income	$68,086	$23,799	$44,287	$132,838	$62,387	$70,451
Interest expense	108,055	16,162	91,893	214,594	31,299	183,295
Net periodic derivative cash settlements interest expense(2)	(44,846)	(2,374)	(42,472)	(92,377)	(7,265)	(85,112)
Adjusted interest expense(3)	63,209	13,788	49,421	122,217	24,034	98,183
Adjusted net interest income	$4,877	$10,011	$(5,134)	$10,621	$38,353	$(27,732)
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

Reported Net Interest Income

Reported net interest income of $72 million for the current quarter decreased $40 million, or 36%, from the same prior-year-quarter, driven by a decrease in the net interest yield of 62 basis points, or 41%, to 0.88%, partially offset by an increase in average interest-earning assets of $2,768 million, or 9%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 9% was attributable to growth in average total loans of $2,721 million, or 9%, driven primarily by an increase in average long-term fixed-rate loans of $1,699 million and an increase in average line of credit loans of $871 million, as members continued to advance loans to fund capital expenditures and for working capital.

•Net Interest Yield: The decrease in the net interest yield of 62 basis points, or 41%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 121 basis points to 3.71%, which was partially offset by an increase in the average yield on interest-earning assets of 51 basis points to 4.35% and an increase in the benefit from non-interest bearing funding of 8 basis points to 0.24%. The increase in our average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate.

Reported net interest income of $248 million for the current year-to-date period decreased $82 million, or 25%, from the same prior year-to-date period, driven by a decrease in the net interest yield of 44 basis points, or 30%, to 1.04%, partially offset by an increase in average interest-earning assets of $2,269 million, or 8%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 8% was attributable to growth in average total loans of $2,226 million, or 8%, driven primarily by an increase in average long-term fixed-rate loans of $1,696 million and an increase in average line of credit loans of $474 million, as members continued to advance loans to fund capital expenditures and for working capital.

•Net Interest Yield: The decrease in the net interest yield of 44 basis points, or 30%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 79 basis points to 3.30%, which was partially offset by an increase in the average yield on interest-earning assets of 28 basis points to 4.12% and an increase in the benefit from non-interest bearing funding of 7 basis points to 0.22%. As mentioned above, the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate. Specifically, we experienced an increase in our average cost of short-term and variable-rate borrowings and average yield on line of credit and variable-rate loans attributable to an overall increase in the federal funds rate of 450 basis points since February 28, 2022.

Adjusted Net Interest Income

Adjusted net interest income of $90 million for the current quarter, increased $5 million, or 6%, from the same prior-year quarter, driven by an increase in average interest-earning assets of $2,768 million, or 9%, partially offset by a decrease in the adjusted net interest yield of 4 basis point, or 3%, to 1.11%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 9% during the current quarter was driven by the growth in average total loans of $2,721 million, or 9%, attributable primarily to the increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 4 basis point, or 3%, reflected the combined impact of an increase in our adjusted average cost of borrowings of 58 basis points to 3.46%, partially offset by an increase in the average yield on interest-earning assets of 51 basis points to 4.35% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.22%. Our average yield on interest-earning assets and adjusted average cost of borrowings rose mainly due to the sustained increase in the federal funds rate. The increase in average yields on line of credit and variable-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our adjusted average cost of borrowings increased due to higher interest rates on our short-term and variable-rate borrowings.

Adjusted net interest income of $260 million for the current year-to-date period increased $11 million, or 4%, from the same prior year-to-date period driven by the combined impact of an increase in average interest-earning assets of $2,269 million, or 8%, partially offset by a decrease in the adjusted net interest yield of 4 basis point, or 4%, to 1.09%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 8% during the current year-to-date period was driven by the growth in average total loans of $2,226 million, or 8%, attributable primarily to the increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 4 basis point, or 4%, reflected the combined impact of an increase in our adjusted average cost of borrowings of 34 basis points to 3.24%, partially offset by an increase in the average yield on interest-earning assets of 28 basis points to 4.12% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.21%. We discuss above the primary drivers for the increase in the average yield on interest-earning assets and adjusted average cost of borrowings.

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest income of $19 million for the current quarter, compared with derivative cash settlements interest expense of $26 million for the same prior-year quarter. We recorded net periodic derivative cash settlements interest income of $13 million for the current year-to-date period, compared with derivative cash settlements interest expense of $80 million for the same prior year-to-date period.

The floating-rate payments on our interest rate swaps are typically based on 3-month LIBOR. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When the 3-month LIBOR rate increases during the period, the received floating interest amounts on our pay-fixed swaps increase and, conversely, when the 3-month LIBOR swap rate decreases, the received floating interest amounts on our pay-fixed swaps decrease. The 3-month LIBOR rate increased during the current quarter and year-to-date period, resulting in an increase in received floating interest amounts and contributing to a net periodic derivative cash settlements interest income in the current quarter and year-to-date period. In contrast, the 3-month LIBOR rate increase was more modest during the same prior-year periods, resulting in a lower increase in received floating interest amounts and contributing to a modest reduction in net periodic derivative cash settlements interest expense amounts in the same prior-year periods, when compared to the current-year periods.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable U.S. GAAP measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $56 million and 0.17%, respectively, as of February 28, 2023. In comparison, our allowance for credit losses and allowance coverage ratio was with $68 million and 0.22%, respectively, as of May 31, 2022.

We recorded a benefit for credit losses of $11 million for the current quarter, compared with a benefit for credit losses of $13 million for the same prior-year quarter. The current quarter benefit stemmed primarily from a reduction in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to an increase in the expected payments on this loan. The benefit for credit losses recorded in the same prior-year quarter was primarily attributable to a decrease in the collective allowance, stemming largely from positive developments during the same prior-year quarter related to Rayburn that resulted in an improvement in Rayburn’s credit risk profile and also a significant reduction in our loans outstanding to Rayburn.

We recorded a provision for credit losses of $4 million for the current year-to-date period. In contrast, we recorded a benefit for credit losses of $12 million for the same prior year-to-date period. The current year-to-date period provision for credit losses stemmed from an increase in the collective allowance, primarily due to loan portfolio growth, and an increase in the asset-specific allowance for loans to Brazos, Brazos Sandy Creek, and for a nonperforming CFC power supply loan, attributable to a reduction and timing change in the expected payments on this loan. The benefit for credit losses for the same prior year-to-date period was primarily driven by a decrease in the collective allowance due to an improvement in Rayburn’s credit risk profile and a significant reduction in loans outstanding to Rayburn.

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

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022.

Table 4: Non-Interest Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Non-interest income components:
Fee and other income	$5,326	$4,270	$13,548	$13,042
Derivative gains	102,308	169,280	342,685	43,203
Investment securities losses	(1,402)	(11,621)	(5,574)	(18,190)
Total non-interest income	$106,232	$161,929	$350,659	$38,055

The significant variance in non-interest income between the current-year periods and the same prior-year periods was primarily attributable to changes in the derivative gains recognized in our consolidated statements of operations. In addition, we experienced a decrease in the losses recorded on our debt and equity investment securities of $10 million and $13 million for the current quarter and year-to-date period, respectively, compared with the same prior-year periods. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). However, if we execute a treasury lock, we typically designate the treasury lock as a cash flow hedge.

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

During the nine months ended February 28, 2023, we executed three treasury lock agreements with a total aggregate notional amount of $400 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The treasury locks were designated and qualified as cash flow hedges. We terminated these treasury locks in February 2023 and we recorded a net settlement gain of $7 million in AOCI, which will be reclassified into interest expense over the term that the hedged debt transaction affects earnings. We did not have any derivatives designated as accounting hedges as of February 28, 2023 and May 31, 2022.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Derivative gains attributable to:
Derivative cash settlements interest income (expense)	$18,634	$(26,212)	$12,650	$(79,727)
Derivative forward value gains	83,674	195,492	330,035	122,930
Derivative gains	$102,308	$169,280	$342,685	$43,203

We recorded derivative gains of $102 million for the current quarter, attributable to increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivatives gains of $169 million for the same prior-year quarter, attributable to more pronounced increases in interest rates across the entire swap curve relative to the current-quarter increases.

We recorded derivative gains of $343 million for the current year-to-date period, attributable to pronounced increases in interest rates across the entire swap curve during the period. In comparison, we recorded derivative gains of $43 million for the same prior year-to-date period, driven by the combined impact of increases in short- and medium-term swap rates, namely the 3-month LIBOR to 10-year swap rates.

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

Table 6 displays, by interest rate swap agreement type, the average notional amount and the weighted-average interest rate paid and received for the net periodic derivative cash settlements interest income (expense) during each respective period. As discussed above, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 77% and 75% of the outstanding notional amount of our derivative portfolio as of February 28, 2023 and May 31, 2022, respectively.

Table 6: Derivatives—Average Notional Amounts and Interest Rates

	Three Months Ended February 28,
	2023			2022
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$5,855,424	2.59%	4.70%	$6,076,233	2.61%	0.25%
Receive-fixed swaps	1,700,000	5.36	2.97	2,231,779	0.94	2.82
Total	$7,555,424	3.22%	4.31%	$8,308,012	2.15%	0.95%

	Nine Months Ended February 28,
	2023			2022
	Average	Weighted-		Average	Weighted-
	Notional	Average Rate		Notional	Average Rate
(Dollars in thousands)	Amount	Paid	Received	Amount	Paid	Received
Interest rate swap type:
Pay-fixed swaps	$5,939,056	2.60%	3.50%	$6,196,383	2.62%	0.18%
Receive-fixed swaps	1,823,004	4.04	2.91	2,343,872	0.90	2.81
Total	$7,762,060	2.94%	3.36%	$8,540,255	2.14%	0.91%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and three years, respectively, as of both February 28, 2023 and February 28, 2022.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of February 28, 2023, November 30, 2022, May 31, 2022, February 28, 2022, November 30, 2021 and May 31, 2021.

Table 7: Comparative Swap Curves

5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
4.97%
5.15%
4.25%
3.91%
3.52%
4.78%
4.68%
3.86%
3.64%
3.35%
1.61%
2.89%
2.86%
2.93%
2.85%
0.50%
1.62%
1.82%
1.92%
1.96%
0.17%
0.77%
1.27%
1.51%
1.63%
0.13%
0.23%
0.88%
1.56%
2.00%
3-month LIBOR
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Feb 28, 2023
Nov 30, 2022
May 31, 2022
Feb 28, 2022
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

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses. Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022.

Table 8: Non-Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Non-interest expense components:
Salaries and employee benefits	$(14,808)	$(13,181)	$(42,792)	$(38,871)
Other general and administrative expenses	(10,507)	(9,898)	(35,289)	(31,513)
Operating expenses	(25,315)	(23,079)	(78,081)	(70,384)
Other non-interest expense	(298)	(843)	(975)	(1,530)
Total non-interest expense	$(25,613)	$(23,922)	$(79,056)	$(71,914)

Non-interest expense of $26 million and $79 million for current quarter and year-to-date period, respectively, increased $2 million, or 7%, and $7 million, or 10%, respectively, from the same prior-year periods, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries, information technology, business travel and in-person corporate meetings and events.

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

We recorded net income attributable to noncontrolling interests of less than $1 million and $1 million for the current quarter and current year-to-date period, respectively. In comparison, we recorded a net income attributable to noncontrolling interests of $1 million for both the same prior-year quarter and prior year-to-date period.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $2,750 million, or 9%, to $34,002 million as of February 28, 2023, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $2,289 million, or 8%, to $31,398 million as of February 28, 2023, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $461 million to $2,603 million as of February 28, 2023, attributable to our reported net income of $515 million for the current year-to-date period, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

Below is a discussion of changes in the major components of our assets and liabilities during the current year-to-date period. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

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

Loans Outstanding

Loans to members totaled $32,382 million and $30,063 million as of February 28, 2023 and May 31, 2022, respectively. Loans to CFC distribution and power supply borrowers accounted for 95% and 96% of total loans to members as of February 28, 2023 and May 31, 2022, respectively. The increase in loans to members of $2,319 million, or 8%, from May 31, 2022, was primarily attributable to net increases in long-term and line of credit loans of $1,182 million and $1,136 million, respectively. The $1,136 million increase in line of credit loans was primarily attributable to funding provided for higher operating costs that our members experienced, bridge loans due to delays in RUS financing and broadband bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC loans and RTFC loans of $1,580 million, $417 million, $29 million, $278 million and $14 million, respectively.

Long-term loan advances totaled $2,460 million during the current year-to-date period, of which approximately 94% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $2,384 million during the same prior year-to-date period, of which approximately 79% was provided to members for capital expenditures and approximately 20% was provided to members for operating expenses and also to refinance advances that were drawn under line of credit facilities to meet elevated power cost obligations incurred during the February 2021 polar vortex. Of the $2,460 million total long-term loans advanced during the current year-to-date period, $2,135 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Of the total long-term loans advanced for capital expenditures during the current year-to-date period, approximately $605 million was to provide funding for members’ infrastructure investments in broadband projects. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,127 million as of February 28, 2023, from approximately $1,647 million as of May 31, 2022.

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

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of February 28, 2023 and May 31, 2022. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	February 28, 2023	May 31, 2022	Change
Debt product type:
Commercial paper:
Members, at par	$932,880	$1,358,069	$(425,189)
Dealer, net of discounts	1,213,653	1,024,813	188,840
Total commercial paper	2,146,533	2,382,882	(236,349)
Select notes, members	1,601,165	1,753,441	(152,276)
Daily liquidity fund notes, members	298,502	427,790	(129,288)
Medium-term notes:
Members, at par	664,908	667,451	(2,543)
Dealer, net of discounts	6,150,600	5,241,687	908,913
Total medium-term notes	6,815,508	5,909,138	906,370
Collateral trust bonds	7,573,869	6,848,490	725,379
Guaranteed Underwriter Program notes payable	6,771,125	6,105,473	665,652
Farmer Mac notes payable	3,523,742	3,094,679	429,063
Other notes payable	1,165	4,714	(3,549)
Subordinated deferrable debt	986,678	986,518	160
Members’ subordinated certificates:
Membership subordinated certificates	628,609	628,603	6
Loan and guarantee subordinated certificates	348,643	365,388	(16,745)
Member capital securities	246,163	240,170	5,993
Total members’ subordinated certificates	1,223,415	1,234,161	(10,746)
Total debt outstanding	$30,941,702	$28,747,286	$2,194,416

Security type:
Secured debt	58%	56%
Unsecured debt	42	44
Total	100%	100%

Funding source:
Members	15%	19%
Other non-capital market:
Guaranteed Underwriter Program notes payable	22	21
Farmer Mac notes payable	11	11
Total other non-capital market	33	32
Capital markets	52	49
Total	100%	100%

Interest rate type:
Fixed-rate debt	80%	77%
Variable-rate debt	20	23
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	93%	91%
Variable-rate debt(2)	7	9
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	16%	17%
Long-term and subordinated debt(4)	84	83
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $2,194 million, or 8%, to $30,942 million as of February 28, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,214 million as of February 28, 2023 was within our quarter-end target range of $1,000 million and $1,500 million.

Below is a summary of significant financing activities during the current year-to-date period:

•On June 15, 2022, we amended the revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,000 million from $5,500 million, and extend the draw period from June 30, 2026 to June 30, 2027.
•On August 17, 2022, we issued $400 million aggregate principal amount of 4.15% sustainability collateral trust bonds due December 15, 2032. On October 31, 2022, we issued $350 million aggregate principal amount of 5.80% collateral trust bonds due January 15, 2033. On February 9, 2023, we issued a total of $300 million aggregate principal amount of collateral trust bonds at 5.80% due January 15, 2033.
•On August 22, 2022, October 4, 2022, and January 26, 2023, we borrowed $200 million, $200 million and $500 million, respectively, under the Farmer Mac revolving note purchase agreement.
•On August 29, 2022, October 13, 2022, and February 14, 2023, we borrowed $100 million, $200 million and $500 million, respectively, under the Guaranteed Underwriter Program.
•On October 20, 2022, we amended the three-year and four-year revolving credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with SOFR index.
•On October 31, 2022, we issued $500 million aggregate principal amount of dealer medium-term notes at a fixed rate of 5.45% due on October 30, 2025. On December 16, 2022, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 4.80% due on March 15, 2028. On February 9, 2023, we issued $600 million aggregate principal amount of dealer medium-term notes at a fixed rate of 4.45% due on March 13, 2026 and $200 million aggregate principal amount of dealer medium-term notes at a fixed rate of 4.80% due on March 15, 2028.
•On November 29, 2022, we borrowed $390 million under repurchase agreements that we have with counterparties and we repurchased the securities underlying these transactions on December 2, 2022.
•On December 15, 2022, we closed on a $750 million committed loan facility (“Series T”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2027. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of February 28, 2023 and May 31, 2022.

Table 10: Debt—Member Investments

	February 28, 2023		May 31, 2022		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$932,880	43%	$1,358,069	57%	$(425,189)
Select notes	1,601,165	100	1,753,441	100	(152,276)
Daily liquidity fund notes	298,502	100	427,790	100	(129,288)
Medium-term notes	664,908	10	667,451	11	(2,543)
Members’ subordinated certificates	1,223,415	100	1,234,161	100	(10,746)
Total member investments	$4,720,870		$5,440,912		$(720,042)

Percentage of total debt outstanding	15%		19%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 15% and 19% of total debt outstanding as of February 28, 2023 and May 31, 2022, respectively. Over the last twelve fiscal quarters, our member investments have averaged $5,211 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings decreased to $4,900 million as of February 28, 2023, from $4,981 million as of May 31, 2022, primarily driven by a decrease in short-term member investments, partially offset by increase in outstanding dealer commercial paper and short-term notes payable advanced under the Farmer Mac revolving note purchase agreement. Short-term borrowings accounted for 16% and 17% of total debt outstanding as of February 28, 2023 and May 31, 2022, respectively.

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

Long-term and subordinated debt increased to $26,042 million as of February 28, 2023, from $23,766 million as of May 31, 2022, primarily due to a net increase of $910 million in dealer medium term notes, $725 million in collateral trust bonds and $666 million in notes payable under the Guaranteed Underwriter Program to fund loan portfolio growth during the current year-to-date period. Long-term and subordinated debt accounted for 84% and 83% of total debt outstanding as of February 28, 2023 and May 31, 2022, respectively.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of February 28, 2023 and May 31, 2022.

Table 11: Equity

(Dollars in thousands)	February 28, 2023	May 31, 2022
Equity components:
Membership fees and educational fund:
Membership fees	$969	$970
Educational fund	1,780	2,417
Total membership fees and educational fund	2,749	3,387
Patronage capital allocated	896,096	954,988
Members’ capital reserve	1,062,286	1,062,286
Total allocated equity	1,961,131	2,020,661
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	92,363	(461,162)
Year-to-date derivative forward value gains (1)	327,532	553,525
Period-end cumulative derivative forward value gains(1)	419,895	92,363
Other unallocated net income (loss)	186,073	(709)
Unallocated net income	605,968	91,654
CFC retained equity	2,567,099	2,112,315
Accumulated other comprehensive income	8,694	2,258
Total CFC equity	2,575,793	2,114,573
Noncontrolling interests	27,633	27,396
Total equity	$2,603,426	$2,141,969
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

The increase in total equity of $461 million to $2,603 million as of February 28, 2023 was attributable to our reported net income of $515 million for the current year-to-date period, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $31,887 million and $29,584 million as of February 28, 2023 and May 31, 2022, respectively, representing 98% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 86% and 90% of total loans outstanding as of February 28, 2023 and May 31, 2022, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of February 28, 2023 and May 31, 2022. Of our total loans outstanding, 91% and 93% were secured as of February 28, 2023 and May 31, 2022, respectively.

Table 12: Loans—Loan Portfolio Security Profile

	February 28, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,331,069	92%	$2,093,559	8%	$25,424,628
Power supply	4,578,367	86	740,198	14	5,318,565
Statewide and associate	107,910	69	47,968	31	155,878
Total CFC	28,017,346	91	2,881,725	9	$30,899,071
NCSC	956,116	97	32,255	3	988,371
RTFC	461,347	96	20,442	4	481,789
Total loans outstanding(1)	$29,434,809	91	$2,934,422	9	$32,369,231

Loan type:
Long-term loans:
Fixed rate	$27,853,993	99%	$185,815	1%	$28,039,808
Variable rate	913,152	100	1,943	—	915,095
Total long-term loans	28,767,145	99	187,758	1	28,954,903
Line of credit loans	667,664	20	2,746,664	80	3,414,328
Total loans outstanding(1)	$29,434,809	91	$2,934,422	9	$32,369,231

	May 31, 2022
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$22,405,486	94%	$1,438,756	6%	$23,844,242
Power supply	4,455,098	91	446,672	9	4,901,770
Statewide and associate	83,759	66	43,104	34	126,863
Total CFC	$26,944,343	93	1,928,532	7	28,872,875
NCSC	689,887	97	20,991	3	710,878
RTFC	454,985	97	12,616	3	467,601
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354

Loan type:
Long-term loans:
Fixed rate	$26,731,763	99%	$220,609	1%	$26,952,372
Variable rate	817,866	100	2,335	—	820,201
Total long-term loans	27,549,629	99	222,944	1	27,772,573
Line of credit loans	539,586	24	1,739,195	76	2,278,781
Total loans outstanding(1)	$28,089,215	93	$1,962,139	7	$30,051,354
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of February 28, 2023 and May 31, 2022, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $31,887 million and $29,584 million as of February 28, 2023 and May 31, 2022, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $125 million and $131 million as of February 28, 2023 and May 31, 2022, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of February 28, 2023 and May 31, 2022. Our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of February 28, 2023 and 12 distribution systems and eight power supply systems as of May 31, 2022. The largest total exposure to a single borrower or controlled group represented 1% of total loans outstanding as of both February 28, 2023 and May 31, 2022.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	February 28, 2023		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,594,611	11%	$3,929,160	13%
Power supply	2,755,117	8	2,095,640	7
Total CFC	6,349,728	19	6,024,800	20
NCSC	207,778	1	195,001	1
Total loan exposure to 20 largest borrowers	6,557,506	20	6,219,801	21
Less: Loans covered under Farmer Mac standby purchase commitment	(269,909)	(1)	(316,367)	(1)
Net loan exposure to 20 largest borrowers	$6,287,597	19%	$5,903,434	20%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $443 million and $493 million as of February 28, 2023 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $270 million and $316 million as of February 28, 2023 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 19% and 20% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 880 and 883 as of February 28, 2023 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 880 and 883 borrowers with loans outstanding as of February 28, 2023 and May 31, 2022, respectively, 51 and 49 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both February 28, 2023 and May 31, 2022, as well as the largest concentration of loan exposure in any one state. Table 14 presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of February 28, 2023 and May 31, 2022.

Table 14: Loans—Loan Exposure to Texas-Based Borrowers

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,284,930	13%	57	$3,984,887	13%
Power supply	8	1,128,456	4	8	1,089,896	4
Statewide and associate	1	38,428	—	1	29,335	—
Total CFC	66	5,451,814	17	66	5,104,118	17
NCSC	1	16,400	—	1	378	—
RTFC	2	12,313	—	1	5,853	—
Total loan exposure to Texas-based borrowers	69	5,480,527	17	68	5,110,349	17
Less: Loans covered under Farmer Mac standby purchase commitment		(157,098)	(1)		(163,369)	(1)
Net loan exposure to Texas-based borrowers		$5,323,429	16%		$4,946,980	16%
Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, troubled debt restructurings, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of February 28, 2023.

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

We had TDR loans outstanding to three borrowers, a CFC electric distribution borrower, Brazos and a RTFC telecommunications borrower, which together totaled $31 million as of February 28, 2023. In comparison, we had TDR loans outstanding to two borrowers, a CFC electric distribution borrower and a RTFC telecommunications borrower, which together totaled $9 million as of May 31, 2022. TDR loans outstanding represented 0.10% and 0.03% of total loans outstanding as of February 28, 2023 and May 31, 2022, respectively. Two borrowers had TDR loans totaling $8 million and $9 million as of February 28, 2023 and May 31, 2022, respectively, that were classified as performing and on accrual status as of each respective date, as these loans have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time since their modification dates.

We had TDR loans to Brazos totaling $23 million as of February 28, 2023, which were classified as nonperforming TDR loans during the current quarter, and were on non-accrual status as of February 28, 2023. Brazos, a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. On November 14, 2022, Brazos’ plan of reorganization was confirmed by the bankruptcy court and it became effective on December 15, 2022. Due to Brazos experiencing financial difficulty and the principal loan concession provided to Brazos by the bankruptcy court as part of its approval of Brazos’ plan of reorganization, which was effective on December 15, 2022, the remaining Brazos loans outstanding were moved from nonperforming loans and classified as nonperforming TDR loans during the current quarter. We did not have any TDR loan classified as nonperforming as of May 31, 2022. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

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

We had loans to two CFC electric power supply borrowers totaling $108 million classified as nonperforming as of February 28, 2023. In comparison, we had loans to three CFC electric power supply borrowers totaling $228 million classified as nonperforming as of May 31, 2022. Nonperforming loans represented 0.33% and 0.76% of total loans outstanding as of February 28, 2023 and May 31, 2022, respectively. The reduction in nonperforming loans of $120 million during the nine months ended February 28, 2023 was due to the receipt of loan principal payments, the partial charge-offs related to the Brazos and Brazos Sandy Creek nonperforming loans, and the classification of Brazos nonperforming loans to TDR loans during the current quarter, as discussed above. Brazos’ loans outstanding accounted for $86 million of our total nonperforming loans as of May 31, 2022 and was delinquent and on nonaccrual as of this date.

Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. Brazos Sandy Creek’s loan outstanding accounted for $4 million and $28 million of our total nonperforming loans as of February 28, 2023 and May 31, 2022, respectively, and was delinquent and on nonaccrual as of each date. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station (“the Plant”), and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station attributable to the TIC interest. On December 20, 2022, the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant was sold for a credit bid of $105 million to Riesel HoldCo, LLC (“HoldCo,”) an entity formed by the Brazos Sandy Creek noteholders. CFC was allocated ownership shares in HoldCo based on its 7.41% share in the $105 million credit bid, which totaled $8 million that was recorded as an investment in HoldCo during the current quarter in the other assets line of our consolidated balance sheets and reduced the Brazos Sandy Creek loan balance by the same amount. HoldCo intends to manage its ownership interest in the Plant directly and potentially sell it at a future date; however, HoldCo has no current timeline for its disposition.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no charge-offs during the three months ended February 28, 2023. We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during the nine months ended February 28, 2023, which resulted in an annualized net charge-off rate of 0.06% for the nine months ended February 28, 2023. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $337 million and $494 million as of February 28, 2023 and May 31, 2022, respectively, and represented approximately 1% and 2% of total loans outstanding as of each respective date. The decrease of $157 million in criticized loans was due to loan payments received from a CFC electric distribution borrower in the special mention loans category and from Brazos and Brazos Sandy Creek, and the partial charge-offs related to Brazos and Brazos Sandy Creek loans during the nine months ended February 28, 2023. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek was current with regard to all principal and interest amounts due to us as of February 28, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, which filed for bankruptcy in March 2021 and March 2022, respectively, was current with regard to all principal and interest amounts due to us as of May 31, 2022. See “Trouble Debt Restructurings” and “Nonperforming Loans” above for additional information on Brazos and Brazos Sandy Creek, respectively.

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

Table 15 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of February 28, 2023 and May 31, 2022 and the allowance components as of each date.

Table 15: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$25,424,628	$16,654	0.07%	$23,844,242	$15,781	0.07%
Power supply	5,318,565	34,355	0.65	4,901,770	47,793	0.98
Statewide and associate	155,878	1,257	0.81	126,863	1,251	0.99
Total CFC	30,899,071	52,266	0.17	28,872,875	64,825	0.22
NCSC	988,371	2,627	0.27	710,878	1,449	0.20
RTFC	481,789	1,404	0.29	467,601	1,286	0.28
Total	$32,369,231	$56,297	0.17	$30,051,354	$67,560	0.22

Allowance components:
Collective allowance	$32,229,833	$29,858	0.09%	$29,814,380	$28,876	0.10%
Asset-specific allowance	139,398	26,439	18.97	236,974	38,684	16.32
Total allowance for credit losses	$32,369,231	$56,297	0.17	$30,051,354	$67,560	0.22

Allowance coverage ratios:
Nonperforming and nonaccrual loans (3)	$131,043		42.96%	227,790		29.66%

___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of February 28, 2023 and May 31, 2022, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding classified as nonperforming and on nonaccrual status at period end.

Our allowance for credit losses and allowance coverage ratio decreased to $56 million and 0.17%, respectively, as of February 28, 2023, from $68 million and 0.22%, respectively, as of May 31, 2022. The $12 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $13 million, partially offset by an increase in the collective allowance of $1 million. The asset-specific allowance decrease was attributable primarily to charge-offs totaling $15 million related to the Brazos and Brazos Sandy Creek nonperforming loans, partially offset by an increase in the asset-specific allowance for a nonperforming CFC power supply loan, due to a reduction and timing change in the expected payments on this loan. The collective allowance increase was primarily due to the loan portfolio growth.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $173 million and $587 million, respectively, as of February 28, 2023. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low.

We provide additional information on the holdings in our investment securities portfolio below under “Liquidity Risk—Investment Securities Portfolio” and in “Note 3—Investment Securities.”

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest-rate swap contracts. We generally engage in over-the-counter (“OTC”) derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. We are exposed to the risk that an individual derivative counterparty defaults on payments due to us, which we may not be able to collect or which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement.

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both February 28, 2023 and May 31, 2022, respectively, and from AA- to A- by S&P as of both February 28, 2023 and May 31, 2022. The total outstanding notional amount of derivatives with these counterparties was $7,451 million and $8,062 million as of February 28, 2023 and May 31, 2022, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 25% and 24% of the total outstanding notional amount of our derivatives as of February 28, 2023 and May 31, 2022, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $426 million and $119 million as of February 28, 2023 and May 31, 2022, respectively.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 16 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of February 28, 2023 and May 31, 2022.

Table 16: Available Liquidity

	February 28, 2023			May 31, 2022
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$173	$—	$173	$154	$—	$154
Debt securities investment portfolio(1)	549	—	549	566	—	566
Total cash and investment debt securities	722	—	722	720	—	720
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	7	2,593	2,600	3	2,597
Guaranteed Underwriter Program committed facilities—secured(3)	9,473	8,448	1,025	8,723	7,648	1,075
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,524	2,476	5,500	3,095	2,405
Total committed credit facilities	18,073	11,979	6,094	16,823	10,746	6,077
Total available liquidity	$18,795	$11,979	$6,816	$17,543	$10,746	$6,797
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million and $3 million as of February 28, 2023 and May 31, 2022, respectively, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Although as a non-bank financial institution we are not subject to regulatory liquidity requirements, our liquidity management framework includes monitoring our liquidity and funding positions on an ongoing basis and assessing our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal payment amounts, as well as our continued ability to access the capital markets and other non-capital market related funding sources.

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

Table 17 presents our primary liquidity coverage ratios as of February 28, 2023 and May 31, 2022 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 17: Liquidity Coverage Ratios

(Dollars in millions)	February 28, 2023	May 31, 2022
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,816	$6,797
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,900	4,981
Long-term and subordinated debt scheduled to mature over next 12 months	2,255	1,913
Total debt scheduled to mature over next 12 months	7,155	6,894
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(339)	$(97)

Liquidity coverage ratio	0.95	0.99

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,816	$6,797
Total debt scheduled to mature over next 12 months	7,155	6,894
Exclude: Member short-term investments	(3,186)	(3,956)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,969	2,938
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,847	$3,859

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.72	2.31
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 16.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $587 million as of February 28, 2023, consisting of debt securities with a fair value of $549 million and equity securities with a fair value of $38 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $600 million as of May 31, 2022, consisting of debt securities with a fair value of $566 million and equity securities with a fair value of $34 million. Subsequent to the quarter ended February 28, 2023, we sold debt securities at fair value totaling $36 million and realized gains on the sale of these securities of $1 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both February 28, 2023 and May 31, 2022; therefore, we had no debt securities pledged as collateral as of each respective date.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,073 million and $16,823 million as of February 28, 2023 and May 31, 2022, respectively, and the aggregate amount available for access totaled $6,094 million and $6,077 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 18 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of February 28, 2023.

Table 18: Committed Bank Revolving Line of Credit Agreements

	February 28, 2023
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee (1)
Bank revolving line of credit term:
3-year agreement	$1,245	$—	$1,245	November 28, 2025	7.5 bps
4-year agreement	1,355	7	1,348	November 28, 2026	10.0 bps
Total	$2,600	$7	$2,593
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of February 28, 2023; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 16, we had accessed $8,448 million under the Guaranteed Underwriter Program and up to $1,025 million was available for borrowing as of February 28, 2023. Of the $1,025 million available borrowing amount, $275 million is available for advance through July 15, 2026 and $750 million is available for advance through July 15, 2027. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,771 million as of February 28, 2023.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,524 million and $3,095 million as of February 28, 2023 and May 31, 2022, respectively. We borrowed $500 million in short-term notes payable and $400 million in long-term notes payable under this note purchase agreement with Farmer Mac during the current year-to-date period. As displayed in Table 16, the amount available for borrowing under this agreement was $2,476 million as of February 28, 2023. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings decreased $81 million to $4,900 million as of February 28, 2023, from $4,981 million as of May 31, 2022, and accounted for 16% and 17% of total debt outstanding as of each respective period. The decrease in short-term borrowings was primarily driven by a decrease in short-term member investments, partially offset by increases in outstanding dealer commercial paper and short-term notes payable advanced under the Farmer Mac revolving note purchase agreement.

Member investments have historically been our primary source of short-term borrowings. Table 19 displays the composition, by funding source, of our short-term borrowings as of February 28, 2023 and May 31, 2022. As indicated in Table 19, members’ investments represented 65% and 79% of our outstanding short-term borrowings as of February 28, 2023 and May 31, 2022, respectively.

Table 19: Short-Term Borrowings—Funding Sources

	February 28, 2023		May 31, 2022
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,185,978	65%	$3,956,354	79%
Farmer Mac notes payable	500,000	10	—	—
Capital markets	1,213,653	25	1,024,813	21
Total	$4,899,631	100%	$4,981,167	100%

Our intent is to manage our short-term wholesale funding risk by maintaining dealer commercial paper outstanding at each quarter-end within a range of $1,000 million and $1,500 million, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,214 million and $1,025 million as of February 28, 2023 and May 31, 2022, respectively, was within our quarter-end target range of $1,000 million and $1,500 million.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $26,042 million and $23,766 million as of February 28, 2023 and May 31, 2022, respectively, and accounted for 84% and 83% of total debt outstanding as of each respective date. The increase in long-term and subordinated debt was primarily due to a net increase of $910 million in dealer medium term notes, $725 million in collateral trust bonds and $666 million in notes payable under the Guaranteed Underwriter Program to fund loan portfolio growth during the current year-to-date period. Subsequent to the quarter ended February 28, 2023, we borrowed $150 million in long-term notes payable under the Farmer Mac note purchase agreement.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 20 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 28, 2023.

Table 20: Long-Term and Subordinated Debt— Issuances and Repayments

	Nine Months Ended February 28, 2023
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$1,050,000	$355,000
Guaranteed Underwriter Program notes payable	800,000	134,349
Farmer Mac notes payable	400,000	470,938
Medium-term notes sold to members	100,907	39,827
Medium-term notes sold to dealers	1,708,085	798,225
Other notes payable	—	3,565
Members’ subordinated certificates	6,127	4,315
Total	$4,065,119	$1,806,219
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 21 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of February 28, 2023, in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

Table 21: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2023	$112,554	—%
2024	2,235,236	8
2025	2,276,183	9
2026	3,585,232	14
2027	1,639,656	6
Thereafter	16,448,078	63
Total	$26,296,939	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of February 28, 2023, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $159 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $30,942 million as of February 28, 2023, $17,870 million, or 58%, was secured by pledged loans totaling $20,799 million. In comparison, of our total debt outstanding of $28,747 million as of May 31, 2022, $16,051 million, or 56%, was secured by pledged loans totaling $19,062 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 22 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of February 28, 2023 and May 31, 2022.

Table 22: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		February 28, 2023	May 31, 2022
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	118%	118%
Collateral trust bonds 2007 indenture	100	150	115	123
Guaranteed Underwriter Program notes payable	100	150	110	113
Farmer Mac notes payable	100	150	124	111
Clean Renewable Energy Bonds Series 2009A(2)	100	150	110	128
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged.

Table 23 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2023 and May 31, 2022.

Table 23: Loans—Unencumbered Loans

(Dollars in thousands)	February 28, 2023	May 31, 2022
Total loans outstanding(1)	$32,369,231	$30,051,354
Less: Loans required pledged under secured debt agreements(2)	(18,088,676)	(16,300,618)
Loans pledged in excess of required amount(2)(3)	(2,710,483)	(2,761,335)
Total pledged loans	(20,799,159)	(19,061,953)
Unencumbered loans	$11,570,072	$10,989,401

Unencumbered loans as a percentage of total loans outstanding	36%	37%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of February 28, 2023 and May 31, 2022, respectively.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 23, we had excess loans pledged as collateral totaling $2,710 million and $2,761 million as of February 28, 2023 and May 31, 2022, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Projected Near-Term Sources and Uses of Funds

Table 24 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending August 31, 2024. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital markets and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of February 28, 2023, estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 24: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

4Q FY2023	$684	$374	$1,058	$151	$865	$1,016
1Q FY2024	617	374	991	633	728	1,361
2Q FY2024	709	361	1,070	697	616	1,313
3Q FY2024	1,456	385	1,841	1,141	663	1,804
4Q FY2024	395	374	769	396	632	1,028
1Q FY2025	—	383	383	103	633	736
Total	$3,861	$2,251	$6,112	$3,121	$4,137	$7,258
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended August 31, 2024.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 24, we currently project long-term advances of $2,872 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,494 million, resulting in net loan growth of approximately $1,378 million over the next 12 months.

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

During the current quarter, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Table 25 displays our credit ratings as of February 28, 2023, which remain unchanged as of the date of this Report.

Table 25: Credit Ratings

February 28, 2023
	Moody’s	S&P	Fitch
CFC ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Ratings and outlook confirmation date	February 16, 2023	December 7, 2022	February 6, 2023
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 12.06 as of February 28, 2023, from 13.59 as of May 31, 2022, primarily due to an increase in equity from our reported net income of $515 million for the current year-to-date period, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6.00-to-1, the adjusted debt-to-equity ratio increased to 6.59 as of February 28, 2023 from 6.24 as of May 31, 2022, and was above our targeted goal, largely due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and the CFC Board of Directors’ authorized patronage capital retirement in July 2022 of $59 million, partially offset by our current year-to-date period adjusted net income.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2023.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,378 million over the next 12 months. The consensus market outlook for interest rates as of March 2023 pointed to a decrease in the short-term interest rates, resulting in a less inverted yield curve. The yield curve inversion is expected to remain until mid-calendar year 2024, however the interest rate market has experienced extreme volatility in March 2023, which is expected to continue. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the 12-month period ended February 28, 2023. However, we expect a modest increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended February 28, 2023, due to an anticipated significant reduction in our derivative net periodic cash settlements expense, which reduce our adjusted cost of borrowings, and loan portfolio growth. Additionally, we anticipate a slight decrease in our adjusted net interest yield over the next 12 months relative to the 12-month period ended February 28, 2023, due to the current yield curve assumptions and our balance sheet position.

Table 26 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of February 28, 2023 and May 31, 2022. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0%. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 26: Interest Rate Sensitivity Analysis

	February 28, 2023			May 31, 2022
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(4.28)%	4.04%	(4.94)%	(9.76)%	9.68%	(14.25)%
Derivative cash settlements	11.02%	(10.98)%	8.58%	10.49%	(10.49)%	7.95%
Adjusted net interest income(2)	6.75%	(6.93)%	3.65%	0.74%	(0.81)%	(6.31)%
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

The changes in the sensitivity measures between February 28, 2023 and May 31, 2022 are primarily attributable to an increase in the amount of variable rate assets being funded with fixed rate debt, changes in the size, and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 26 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of February 28, 2023, under the hypothetical scenarios of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of February 28, 2023, under the hypothetical scenarios of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap narrowed to negative 0.91 months as of February 28, 2023, from plus 5.29 months as of May 31, 2022 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The narrowing of the duration gap is due primarily to the funding of loan advances and the refinancing of maturing debt during the current year-to-date period with longer duration borrowings, combined with an increase in line of credit loans outstanding of $1,136 million, which reduced the duration of interest-earning assets.

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

We established a cross-functional LIBOR working group that identified CFC’s exposure, assessed the potential risks related to the transition from LIBOR to a new index and developed a strategic transition plan. Our transition effort is focused on two objectives: (i) remediation of our existing LIBOR exposures and (ii) transitioning ongoing activities away from LIBOR. The LIBOR working group has been closely monitoring and assessing developments with respect to the LIBOR transition and providing regular reports to our senior management team and the CFC Board of Directors. We have identified all of CFC’s LIBOR-based contracts and financial instruments, evaluated the impact of the LIBOR transition on our existing systems, models and processes and updated all internal systems to accommodate SOFR as a new index. CFC has made substantial efforts to remediate its LIBOR exposures that have a contractual maturity date after June 30, 2023, including incorporating hardwired fallback language in agreements to transition instruments to SOFR following the cessation of LIBOR or amending agreements to replace LIBOR with a new benchmark index. On October 20, 2022, we amended the three-year and four-year revolving credit agreements to replace LIBOR with Term SOFR. Certain legacy LIBOR instruments are subject to the Adjustable Interest Rate Act of 2021 that was signed into federal law in March 2022.

Table 27 summarizes our outstanding LIBOR-indexed financial instruments as of February 28, 2023 that have a contractual maturity date after June 30, 2023. These financial instruments are included in amounts reported on our consolidated balance sheets.

Table 27: LIBOR-Indexed Financial Instruments

(Dollars in millions)	February 28, 2023
Loans to members, performing	$382
Investment securities(1)	46
Debt	1,610
____________________________
(1) Amount presented is based on cost of the investment securities. The aggregate fair value of these investment securities was $48 million as of February 28, 2023.

In addition to the financial instruments presented in Table 27, we have outstanding LIBOR-indexed interest rate swaps and unadvanced loan commitments that have a contractual maturity date after June 30, 2023. The aggregate notional amount of these interest rate swaps was $6,968 million as of February 28, 2023, which represented 94% of the total notional amount of our outstanding interest rate swaps of $7,451 million as of February 28, 2023. The aggregate amount of the unadvanced loan commitments was $1,644 million as of February 28, 2023, which represented 11% of the total unadvanced loan commitments of $14,320 million as of February 28, 2023.

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

Net Income and Adjusted Net Income

Table 28 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP measures for the three and nine months ended February 28, 2023 and 2022. These adjusted measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 28: Adjusted Net Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Adjusted net interest income:
Interest income	$353,292	$285,206	$984,464	$851,626
Interest expense	(281,709)	(173,654)	(736,621)	(522,027)
Include: Derivative cash settlements interest income (expense)(1)	18,634	(26,212)	12,650	(79,727)
Adjusted interest expense	(263,075)	(199,866)	(723,971)	(601,754)
Adjusted net interest income	$90,217	$85,340	$260,493	$249,872

Adjusted total revenue:
Net interest income	$71,583	$111,552	$247,843	$329,599
Fee and other income	5,326	4,270	13,548	13,042
Total revenue	76,909	115,822	261,391	342,641
Include: Derivative cash settlements interest income (expense)(1)	18,634	(26,212)	12,650	(79,727)
Adjusted total revenue	$95,543	$89,610	$274,041	$262,914

Adjusted net income:
Net income	$163,217	$261,965	$514,855	$307,362
Exclude: Derivative forward value gains(2)	83,674	195,492	330,035	122,930
Adjusted net income	$79,543	$66,473	$184,820	$184,432
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

TIER and Adjusted TIER

Table 29 displays the calculation of our TIER and adjusted TIER for the three and nine months ended February 28, 2023 and 2022.

Table 29: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
TIER (1)	1.58	2.51	1.70	1.59

Adjusted TIER (2)	1.30	1.33	1.26	1.31
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 30 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of February 28, 2023 and May 31, 2022. As indicated in Table 30, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 30: Adjusted Liabilities and Equity

(Dollars in thousands)	February 28, 2023	May 31, 2022
Adjusted total liabilities:
Total liabilities	$31,398,086	$29,109,413
Exclude:
Derivative liabilities	131,075	128,282
Debt used to fund loans guaranteed by RUS	124,861	131,128
Subordinated deferrable debt	986,678	986,518
Subordinated certificates	1,223,415	1,234,161
Adjusted total liabilities	$28,932,057	$26,629,324

Adjusted total equity:
Total equity	$2,603,426	$2,141,969
Exclude:
Prior fiscal year-end cumulative derivative forward value gains (losses)(1)	90,831	(467,036)
Year-to-date derivative forward value gains(1)	330,035	557,867
Period-end cumulative derivative forward value gains(1)	420,866	90,831
AOCI attributable to derivatives(2)	1,081	1,341
Subtotal	421,947	92,172
Include:
Subordinated deferrable debt	986,678	986,518
Subordinated certificates	1,223,415	1,234,161
Subtotal	2,210,093	2,220,679
Adjusted total equity	$4,391,572	$4,270,476
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 31 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 28, 2023 and May 31, 2022.

Table 31: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	February 28, 2023	May 31, 2022
Debt-to equity ratio:
Total liabilities	$31,398,086	$29,109,413
Total equity	2,603,426	2,141,969
Debt-to-equity ratio (1)	12.06	13.59

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$28,932,057	$26,629,324
Adjusted total equity(2)	4,391,572	4,270,476
Adjusted debt-to-equity ratio(3)	6.59	6.24
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.
(2) See Table 30 above for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable U.S. GAAP measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 32 provides a reconciliation of members’ equity to total CFC equity as of February 28, 2023 and May 31, 2022. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 32: Members’ Equity

(Dollars in thousands)	February 28, 2023	May 31, 2022
Members’ equity:
Total CFC equity	$2,575,793	$2,114,573
Exclude:
Accumulated other comprehensive income	8,694	2,258
Period-end cumulative derivative forward value gains attributable to CFC(1)	419,895	92,363
Subtotal	428,589	94,621
Members’ equity	$2,147,204	$2,019,952
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gains amounts as of February 28, 2023 and May 31, 2022 are presented above in Table 30.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$353,292	$285,206	$984,464	$851,626
Interest expense	(281,709)	(173,654)	(736,621)	(522,027)
Net interest income	71,583	111,552	247,843	329,599
Benefit (provision) for credit losses	11,318	12,749	(3,806)	12,146
Net interest income after benefit (provision) for credit losses	82,901	124,301	244,037	341,745
Non-interest income:
Fee and other income	5,326	4,270	13,548	13,042
Derivative gains	102,308	169,280	342,685	43,203
Investment securities losses	(1,402)	(11,621)	(5,574)	(18,190)
Total non-interest income	106,232	161,929	350,659	38,055
Non-interest expense:
Salaries and employee benefits	(14,808)	(13,181)	(42,792)	(38,871)
Other general and administrative expenses	(10,507)	(9,898)	(35,289)	(31,513)
Other non-interest expense	(298)	(843)	(975)	(1,530)
Total non-interest expense	(25,613)	(23,922)	(79,056)	(71,914)
Income before income taxes	163,520	262,308	515,640	307,886
Income tax provision	(303)	(343)	(785)	(524)
Net income	163,217	261,965	514,855	307,362
Less: Net income attributable to noncontrolling interests	(321)	(888)	(541)	(1,081)
Net income attributable to CFC	$162,896	$261,077	$514,314	$306,281

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$163,217	$261,965	$514,855	$307,362
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	6,691	—	6,691	4,028
Reclassification to earnings of realized gains on derivatives	(177)	(192)	(555)	(432)
Defined benefit plan adjustments	100	72	300	215
Other comprehensive income (loss)	6,614	(120)	6,436	3,811
Total comprehensive income	169,831	261,845	521,291	311,173
Less: Total comprehensive income attributable to noncontrolling interests	(321)	(888)	(541)	(1,081)
Total comprehensive income attributable to CFC	$169,510	$260,957	$520,750	$310,092

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2023	May 31, 2022
Assets:
Cash and cash equivalents	$172,962	$153,551
Restricted cash	7,298	7,563
Total cash, cash equivalents and restricted cash	180,260	161,114
Investment securities:
Debt securities trading, at fair value	549,124	566,146
Equity securities, at fair value	38,002	33,758
Total investment securities, at fair value	587,126	599,904
Loans to members	32,381,829	30,063,386
Less: Allowance for credit losses	(56,297)	(67,560)
Loans to members, net	32,325,532	29,995,826
Accrued interest receivable	161,856	111,418
Other receivables	39,448	35,431
Fixed assets, net	113,281	101,762
Derivative assets	554,610	222,042
Other assets	39,399	23,885
Total assets	$34,001,512	$31,251,382

Liabilities:
Accrued interest payable	$233,690	$131,950
Debt outstanding:
Short-term borrowings	4,899,631	4,981,167
Long-term debt	23,831,978	21,545,440
Subordinated deferrable debt	986,678	986,518
Members’ subordinated certificates:
Membership subordinated certificates	628,609	628,603
Loan and guarantee subordinated certificates	348,643	365,388
Member capital securities	246,163	240,170
Total members’ subordinated certificates	1,223,415	1,234,161
Total debt outstanding	30,941,702	28,747,286
Deferred income	40,541	44,332
Derivative liabilities	131,075	128,282
Other liabilities	51,078	57,563
Total liabilities	31,398,086	29,109,413

Equity:
CFC equity:
Retained equity	2,567,099	2,112,315
Accumulated other comprehensive income	8,694	2,258
Total CFC equity	2,575,793	2,114,573
Noncontrolling interests	27,633	27,396
Total equity	2,603,426	2,141,969
Total liabilities and equity	$34,001,512	$31,251,382

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended February 28, 2023
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712
Net income	—	—	—	162,896	162,896	—	162,896	321	163,217
Other comprehensive income	—	—	—	—	—	6,614	6,614	—	6,614
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(110)	—	—	—	(110)	—	(110)	(7)	(117)
Balance as of February 28, 2023	$2,749	$896,096	$1,062,286	$605,968	$2,567,099	$8,694	$2,575,793	$27,633	$2,603,426

	Nine Months Ended February 28, 2023
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	514,314	514,314	—	514,314	541	514,855
Other comprehensive income	—	—	—	—	—	6,436	6,436	—	6,436
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	(2,704)	(61,596)
Other	(638)	—	—	—	(638)	—	(638)	2,400	1,762
Balance as of February 28, 2023	$2,749	$896,096	$1,062,286	$605,968	$2,567,099	$8,694	$2,575,793	$27,633	$2,603,426

	Three Months Ended February 28, 2022
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2021	$2,665	$866,405	$909,749	$(416,667)	$1,362,152	$3,906	$1,366,058	$24,927	$1,390,985
Net income	—	—	—	261,077	261,077	—	261,077	888	261,965
Other comprehensive loss	—	—	—	—	—	(120)	(120)	—	(120)
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(234)	—	—	—	(234)	—	(234)	(1)	(235)
Balance as of February 28, 2022	$2,431	$866,405	$909,749	$(155,590)	$1,622,995	$3,786	$1,626,781	$25,814	$1,652,595

	Nine Months Ended February 28, 2022
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	—	—	—	306,281	306,281	—	306,281	1,081	307,362
Other comprehensive income	—	—	—	—	—	3,811	3,811	—	3,811
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(694)	—	—	—	(694)	—	(694)	2,216	1,522
Balance as of February 28, 2022	$2,431	$866,405	$909,749	$(155,590)	$1,622,995	$3,786	$1,626,781	$25,814	$1,652,595
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$514,855	$307,362
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(5,720)	(6,233)
Amortization of debt issuance costs and discounts	21,692	20,358
Amortization of guarantee fee	14,144	14,078
Depreciation and amortization	3,815	5,811
Provision (benefit) for credit losses	3,806	(12,146)
Unrealized losses on equity and debt securities	2,638	17,619
Derivative forward value gains	(330,035)	(122,930)
Advances on loans held for sale	(148,142)	(70,186)
Proceeds from sales of loans held for sale	191,942	64,186
Changes in operating assets and liabilities:
Accrued interest receivable	(50,438)	(2,628)
Accrued interest payable	101,740	47,734
Deferred income	1,929	787
Other	(25,648)	(13,890)
Net cash provided by operating activities	296,578	249,922

Cash flows from investing activities:
Advances on loans held for investments, net	(2,384,524)	(1,087,256)
Investments in fixed assets, net	(14,586)	(12,363)
Purchase of trading securities	(118,065)	(122,116)
Proceeds from sales and maturities of trading securities	125,268	114,419
Net cash used in investing activities	(2,391,907)	(1,107,316)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	49,287	31,983
Proceeds from short-term borrowings with original maturity > 90 days	2,141,018	1,975,416
Repayments of short-term borrowings with original maturity > 90 days	(2,271,841)	(2,161,438)
Payments for issuance costs for revolving bank lines of credit	(2,108)	(3,563)
Proceeds from issuance of long-term debt, net of discount and issuance costs	4,069,959	3,395,920
Payments for retirement of long-term debt	(1,801,904)	(2,494,922)
Proceeds from issuance of members’ subordinated certificates	6,127	359
Payments for retirement of members’ subordinated certificates	(16,873)	(21,183)
Payments for retirement of patronage capital	(59,189)	(57,761)
Repayments for membership fees, net	(1)	—
Net cash provided by financing activities	2,114,475	664,811
Net increase (decrease) in cash, cash equivalents and restricted cash	19,146	(192,583)
Beginning cash, cash equivalents and restricted cash	161,114	303,361
Ending cash, cash equivalents and restricted cash	$180,260	$110,778

Supplemental disclosure of cash flow information:
Cash paid for interest	$619,052	$451,179
Cash paid for income taxes	201	3
Non-cash financing and investing activities:
Equity investment, at cost, obtained in exchange for loan held for investment	$7,778	$—
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 (“2022 Form 10-K”). Certain reclassifications and updates may have been made to the presentation of information in prior periods to conform to the current period presentation. These reclassifications had no effect on prior periods’ net income (loss) or equity.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Interest income:
Loans(1)	$347,112	$281,361	$968,629	$839,548
Investment securities	6,180	3,845	15,835	12,078
Total interest income	353,292	285,206	984,464	851,626

Interest expense:(2)(3)
Short-term borrowings	50,639	3,802	116,034	10,271
Long-term debt	204,876	143,639	541,678	432,608
Subordinated debt	26,194	26,213	78,909	79,148
Total interest expense	281,709	173,654	736,621	522,027

Net interest income	$71,583	$111,552	$247,843	$329,599
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

Deferred income reported on our consolidated balance sheets of $41 million and $44 million as of February 28, 2023 and May 31, 2022, respectively, consists primarily of deferred loan conversion fees that totaled $32 million and $37 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of February 28, 2023 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	February 28, 2023	May 31, 2022
Debt securities, at fair value:
Commercial paper	$—	$9,985
Corporate debt securities	467,581	487,172
Commercial agency mortgage-backed securities (“MBS”)(1)	7,288	7,815
U.S. state and municipality debt securities	28,762	27,778
Foreign government debt securities	962	967
Other asset-backed securities(2)	44,531	32,429
Total debt securities trading, at fair value	$549,124	$566,146
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $2 million and net unrealized losses of $7 million for the three and nine months ended February 28, 2023, respectively. We recognized net unrealized losses on our debt securities of $9 million and $18 million for the three and nine months ended February 28, 2022, respectively.

We did not sell any debt securities during the three and nine months ended February 28, 2023; therefore, no realized gains or losses were recorded during each period for sale of securities. We sold $3 million of debt securities at fair value during the three months ended February 28, 2022 and realized gains on the sale of these securities of less than $1 million. We sold $5 million of debt securities at fair value during the nine months ended February 28, 2022 and realized gains on the sale of these securities of less than $1 million. Subsequent to the quarter ended February 28, 2023, we sold debt securities at fair value totaling $36 million and realized gains on the sale of these securities of $1 million.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of February 28, 2023 and May 31, 2022.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	February 28, 2023	May 31, 2022
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$28,140	$25,520
Farmer Mac—Class A common stock	9,862	8,238
Total equity securities, at fair value	$38,002	$33,758

We recognized net unrealized losses on our equity securities of $2 million and net unrealized gains of $4 million for the three and nine months ended February 28, 2023, respectively. We recognized net unrealized losses on our equity securities of $2 million and net unrealized gains of less than $1 million for the three and nine months ended February 28, 2022, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of February 28, 2023 and May 31, 2022.

Table 4.1: Loans to Members by Member Class and Loan Type

	February 28, 2023		May 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$25,424,628	79%	$23,844,242	79%
Power supply	5,318,565	16	4,901,770	17
Statewide and associate	155,878	—	126,863	—
Total CFC	30,899,071	95	28,872,875	96
NCSC	988,371	3	710,878	2
RTFC	481,789	2	467,601	2
Total loans outstanding(1)	32,369,231	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,598	—	12,032	—
Loans to members	$32,381,829	100%	$30,063,386	100%

Loan type:
Long-term loans:
Fixed rate	$28,039,808	86%	$26,952,372	90%
Variable rate	915,095	3	820,201	2
Total long-term loans	28,954,903	89	27,772,573	92
Lines of credit	3,414,328	11	2,278,781	8
Total loans outstanding(1)	32,369,231	100	30,051,354	100
Deferred loan origination costs—CFC(2)	12,598	—	12,032	—
Loans to members	$32,381,829	100%	$30,063,386	100%

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

We sold CFC and NCSC loans, at par for cash, totaling $192 million and $64 million during the nine months ended February 28, 2023 and 2022, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had no loans held for sale as of February 28, 2023. We had loans held for sale totaling $44 million as of May 31, 2022, which were sold at par for cash during the nine months ended February 28, 2023.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $126 million and $94 million as of February 28, 2023 and May 31, 2022, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $31,887 million and $29,584 million as of February 28, 2023 and May 31, 2022, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $125 million and $131 million as of February 28, 2023 and May 31, 2022, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,558 million and $6,220 million as of February 28, 2023 and May 31, 2022, respectively, representing 20% and 21% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of February 28, 2023 and 12 distribution systems and eight power supply systems as of May 31, 2022. The largest total outstanding exposure to a single borrower or controlled group represented 1% of total loans outstanding as of both February 28, 2023 and May 31, 2022.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $443 million and $493 million as of February 28, 2023 and May 31, 2022, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $270 million and $316 million as of February 28, 2023 and May 31, 2022, respectively, which reduced our exposure to the 20 largest borrowers to 19% and 20% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of February 28, 2023. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 880 and 883 as of February 28, 2023 and May 31, 2022, respectively, located in 49 states and the District of Columbia. Of the 880 and 883 borrowers with loans outstanding, 51 and 49 were electric power supply borrowers as of February 28, 2023 and May 31, 2022, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both February 28, 2023 and May 31, 2022, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of February 28, 2023 and May 31, 2022.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,284,930	13%	57	$3,984,887	13%
Power supply	8	1,128,456	4	8	1,089,896	4
Statewide and associate	1	38,428	—	1	29,335	—
Total CFC	66	5,451,814	17	66	5,104,118	17
NCSC	1	16,400	—	1	378	—
RTFC	2	12,313	—	1	5,853	—
Total loan exposure to Texas-based borrowers	69	5,480,527	17	68	5,110,349	17
Less: Loans covered under Farmer Mac standby purchase commitment		(157,098)	(1)		(163,369)	(1)
Net loan exposure to Texas-based borrowers		$5,323,429	16%		$4,946,980	16%

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of February 28, 2023 and May 31, 2022.

Table 4.3: Payment Status of Loans Outstanding

	February 28, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,424,628	$—	$—	$—	$25,424,628	$—
Power supply	5,314,218	—	4,347	4,347	5,318,565	131,043
Statewide and associate	155,878	—	—	—	155,878	—
CFC total	30,894,724	—	4,347	4,347	30,899,071	131,043
NCSC	988,371	—	—	—	988,371	—
RTFC	481,789	—	—	—	481,789	—
Total loans outstanding	$32,364,884	$—	$4,347	$4,347	$32,369,231	$131,043

Percentage of total loans	99.99%	—%	0.01%	0.01%	100.00%	0.40%

	May 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$23,844,242	$—	$—	$—	$23,844,242	$—
Power supply	4,787,832	28,389	85,549	113,938	4,901,770	227,790
Statewide and associate	126,863	—	—	—	126,863	—
CFC total	28,758,937	28,389	85,549	113,938	28,872,875	227,790
NCSC	710,878	—	—	—	710,878	—
RTFC	467,601	—	—	—	467,601	—
Total loans outstanding	$29,937,416	$28,389	$85,549	$113,938	$30,051,354	$227,790

Percentage of total loans	99.62%	0.09%	0.29%	0.38%	100.00%	0.76%

We had one CFC electric power supply borrower, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with a delinquent loan of $4 million as of February 28, 2023. In comparison, we had two CFC electric power supply borrowers, Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek with delinquent loans totaling $114 million as of May 31, 2022. The decrease in loans on nonaccrual status of $97 million to $131 million as of February 28, 2023, from $228 million as of May 31, 2022 was due to the partial charge-offs related to the Brazos and Brazos Sandy Creek loans, and the receipt of loan principal payments on the outstanding nonaccrual loans. See “Troubled Debt Restructurings,” “Nonperforming Loans” and “Net Charge-Offs” below for additional information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Troubled Debt Restructurings

The following table presents the outstanding balance of modified loans accounted for as TDRs and the performance status, by legal entity and member class, of these loans as of February 28, 2023 and May 31, 2022.

Table 4.4: Trouble Debt Restructurings

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$4,638	0.02%	1	$5,092	0.02%
CFC—Power Supply	1	22,875	0.07	—	—	—
RTFC	1	3,717	0.01	1	4,092	0.01
Total TDR loans	3	$31,230	0.10%	2	$9,184	0.03%

Performance status of TDR loans:
Performing TDR loans	2	$8,355	0.03%	2	$9,184	0.03%
Nonperforming TDR loans	1	22,875	0.07	—	—	—
Total TDR loans	3	$31,230	0.10%	2	$9,184	0.03%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of February 28, 2023 and May 31, 2022. We had loans outstanding to two borrowers totaling $8 million and $9 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of February 28, 2023 and May 31, 2022, respectively. We had loans outstanding to Brazos totaling $23 million as of February 28, 2023, which we classified as nonperforming TDR loans during the three months ended February 28, 2023 (“current quarter,”) and were on non-accrual status as of February 28, 2023. Brazos, a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2021 due to its exposure to elevated wholesale electric power costs during the February 2021 polar vortex. On November 14, 2022, Brazos’ plan of reorganization was confirmed by the bankruptcy court and it became effective on December 15, 2022. Due to Brazos experiencing financial difficulty and the principal loan concession provided to Brazos by the bankruptcy court as part of its approval of Brazos’ plan of reorganization, which was effective on December 15, 2022, the remaining Brazos loans outstanding were moved from nonperforming loans and classified as nonperforming TDR loans during the current quarter. We did not have any TDR loans classified as nonperforming as of May 31, 2022. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of February 28, 2023 and May 31, 2022. Loans classified as nonperforming are placed on nonaccrual status.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Nonperforming Loans

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	2	$108,167	0.33%	3	$227,790	0.76%
Total nonperforming loans	2	$108,167	0.33%	3	$227,790	0.76%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

We had loans to two CFC electric power supply borrowers totaling $108 million classified as nonperforming as of February 28, 2023. In comparison we had loans to three CFC electric power supply borrowers $228 million classified as nonperforming as of May 31, 2022. Nonperforming loans represented 0.33% and 0.76% of total loans outstanding as of February 28, 2023 and May 31, 2022, respectively. The reduction in nonperforming loans of $120 million during the nine months ended February 28, 2023 was due to the receipt of loan principal payments, the partial charge-offs related to the Brazos and Brazos Sandy Creek nonperforming loans, and the classification of Brazos nonperforming loans to TDR loans during the current quarter, as discussed above. Brazos’ loans outstanding accounted for $86 million of our total nonperforming loans as of May 31, 2022.

Brazos Sandy Creek, a wholly-owned subsidiary of Brazos and a CFC Texas-based electric power supply borrower, filed for bankruptcy in March 2022 following the filing of a motion by Brazos to reject its power purchase agreement with Brazos Sandy Creek as part of Brazos’ bankruptcy proceedings. Brazos Sandy Creek’s loan outstanding accounted for $4 million and $28 million of our total nonperforming loans as of February 28, 2023 and May 31, 2022, respectively, and was delinquent and on nonaccrual as of each date. The loan is secured by Brazos Sandy Creek’s 25% tenant-in-common (“TIC”) ownership interest in the Brazos Sandy Creek Energy Station (“the Plant”), and its rights under a power purchase agreement (“PPA”) with Brazos for the output of the Brazos Sandy Creek Energy Station attributable to the TIC interest. On December 20, 2022, the Brazos Sandy Creek’s 25% TIC ownership interest in the Plant was sold for a credit bid of $105 million to Riesel HoldCo, LLC (“HoldCo,”) an entity formed by the Brazos Sandy Creek noteholders. CFC was allocated ownership shares in HoldCo based on its 7.41% share in the $105 million credit bid, which totaled $8 million that was recorded as an investment in HoldCo during the current quarter in the other assets line of our consolidated balance sheets and reduced the Brazos Sandy Creek loan balance by the same amount. HoldCo intends to manage its ownership interest in the Plant directly and potentially sell it at a future date; however, HoldCo has no current timeline for its disposition.

Net Charge-Offs

We had no charge-offs during the three months ended February 28, 2023. We experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek loans during the nine months ended February 28, 2023, which resulted in an annualized net charge-off rate of 0.06% for the nine months ended February 28, 2023. In comparison we had no loan charge-offs during the same prior-year periods. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Table 4.6 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of February 28, 2023 and May 31, 2022. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of February 28, 2023, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2019, and in the aggregate for periods prior to fiscal year 2019. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2019 totaled $17,381 million, representing 54% of our total loans outstanding of $32,369 million as of February 28, 2023. The average remaining maturity of our long-term loans, which accounted for 89% of total loans outstanding as of February 28, 2023, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	February 28, 2023
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q3 2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	May 31, 2022
Pass
CFC:
Distribution	$1,800,130	$2,431,756	$1,660,098	$1,836,617	$1,162,421	$14,049,245	$2,295,219	$25,235,486	$23,596,004
Power supply	343,465	354,189	551,263	181,672	386,352	2,729,956	640,626	5,187,523	4,673,980
Statewide and associate	23,846	33,753	2,064	15,619	2,969	17,085	47,200	142,536	112,610
CFC total	2,167,441	2,819,698	2,213,425	2,033,908	1,551,742	16,796,286	2,983,045	30,565,545	28,382,594
NCSC	238,254	48,131	5,866	210,308	3,824	256,838	225,150	988,371	710,878
RTFC	48,171	86,896	77,782	40,685	8,386	195,569	20,583	478,072	463,509
Total pass	$2,453,866	$2,954,725	$2,297,073	$2,284,901	$1,563,952	$17,248,693	$3,228,778	$32,031,988	$29,556,981

Special mention
CFC:
Distribution	$4,240	$—	$4,804	$—	$5,028	$12,395	$162,675	$189,142	$248,238
Statewide and associate	—	—	—	—	4,844	8,498	—	13,342	14,253
CFC total	4,240	—	4,804	—	9,872	20,893	162,675	202,484	262,491
RTFC	—	—	—	—	—	3,717	—	3,717	4,092
Total special mention	$4,240	$—	$4,804	$—	$9,872	$24,610	$162,675	$206,201	$266,583

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$108,167	$22,875	$131,042	$227,790
Total doubtful	$—	$—	$—	$—	$—	$108,167	$22,875	$131,042	$227,790

Total criticized loans	$4,240	$—	$4,804	$—	$9,872	$132,777	$185,550	$337,243	$494,373
Total loans outstanding	$2,458,106	$2,954,725	$2,301,877	$2,284,901	$1,573,824	$17,381,470	$3,414,328	$32,369,231	$30,051,354

Criticized loans totaled $337 million and $494 million as of February 28, 2023 and May 31, 2022, respectively, and represented approximately 1% and 2% of total loans outstanding as of each respective date. The decrease of $157 million in criticized loans was due to loan payments received from a CFC electric distribution borrower in the special mention loans category and from Brazos and Brazos Sandy Creek, and the partial charge-offs related to Brazos and Brazos Sandy Creek loans during the nine months ended February 28, 2023. Each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek was current with regard to all principal and interest amounts due to us as of February 28, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos and Brazos Sandy Creek, which filed for bankruptcy in March 2021 and March 2022, respectively, was current with regard to all principal and interest amounts due to us as of May 31, 2022. See “Troubled Debt Restructurings” and “Nonperforming Loans” above for additional information on Brazos and Brazos Sandy Creek, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Special Mention

One CFC electric distribution borrower with loans outstanding of $189 million and $248 million as of February 28, 2023 and May 31, 2022, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $206 million and $267 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of February 28, 2023 or May 31, 2022.

Doubtful

Loans outstanding classified as doubtful totaled $131 million and $228 million as of February 28, 2023 and May 31, 2022, respectively, consisting of loans outstanding to Brazos and Brazos Sandy Creek totaling $27 million and $114 million as of each respective date and loans outstanding to a CFC electric power supply borrower of $104 million and $114 million as of each respective date. See “Troubled Debt Restructurings” and “Nonperforming Loans” above for additional information on these loans.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of February 28, 2023 and May 31, 2022.

Table 4.7: Unadvanced Commitments by Member Class and Loan Type

(Dollars in thousands)	February 28, 2023	May 31, 2022
Member class:
CFC:
Distribution	$9,332,479	$9,230,197
Power supply	3,884,174	3,835,535
Statewide and associate	152,400	183,845
Total CFC	13,369,053	13,249,577
NCSC	606,121	551,901
RTFC	345,104	309,724
Total unadvanced commitments	$14,320,278	$14,111,202

Loan type:(1)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,643,107	5,357,205
Total long-term loans	5,643,107	5,357,205
Lines of credit	8,677,171	8,753,997
Total unadvanced commitments	$14,320,278	$14,111,202

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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of February 28, 2023, and the related maturities in each fiscal year during the five-year period ended May 31, 2027, and thereafter.

Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Line of credit loans	$8,677,171	$250,394	$4,017,370	$1,404,741	$865,242	$1,274,004	$865,420
Long-term loans	5,643,107	171,539	1,159,276	702,264	848,354	1,429,226	1,332,448
Total	$14,320,278	$421,933	$5,176,646	$2,107,005	$1,713,596	$2,703,230	$2,197,868

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of February 28, 2023, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,643 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,320 million as of February 28, 2023 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,188 million and $10,908 million as of February 28, 2023 and May 31, 2022, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,132 million and $3,203 million as of February 28, 2023 and May 31, 2022, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of February 28, 2023, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2027, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2023	2024	2025	2026	2027	Thereafter
Committed lines of credit	$3,131,762	$103,285	$170,500	$792,586	$434,500	$907,665	$723,226

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of February 28, 2023 and May 31, 2022. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.10: Pledged Loans

(Dollars in thousands)	February 28, 2023	May 31, 2022
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,772,711	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	8,832,021	8,564,596
RUS-guaranteed loans qualifying as permitted investments pledged	109,149	114,654
Total pledged collateral	8,941,170	8,679,250

1994 indenture:
Collateral trust bonds outstanding	$20,000	$25,000
Pledged collateral:
Distribution system mortgage notes pledged	23,515	29,616

Guaranteed Underwriter Program:
Notes payable outstanding	$6,771,125	$6,105,473
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,467,744	6,904,591

Farmer Mac:
Notes payable outstanding	$3,523,742	$3,094,679
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,365,523	3,445,358

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$1,098	$2,755
Pledged collateral:
Distribution and power supply system mortgage notes pledged	1,207	3,138
Cash	—	392
Total pledged collateral	1,207	3,530

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio for the three and nine months ended February 28, 2023 and 2022.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended February 28, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615
Provision (benefit) for credit losses	(367)	(10,934)	(32)	(11,333)	116	(101)	(11,318)
Balance as of February 28, 2023	$16,654	$34,355	$1,257	$52,266	$2,627	$1,404	$56,297

	Three Months Ended February 28, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of November 30, 2021	$16,032	$65,467	$1,424	$82,923	$1,594	$1,618	$86,135
Provision (benefit) for credit losses	353	(12,989)	(111)	(12,747)	135	(137)	(12,749)
Balance as of February 28, 2022	$16,385	$52,478	$1,313	$70,176	$1,729	$1,481	$73,386

	Nine Months Ended February 28, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560
Provision for credit losses	873	1,631	6	2,510	1,178	118	3,806
Charge-offs	—	(15,069)	—	(15,069)	—	—	(15,069)
Balance as of February 28, 2023	$16,654	$34,355	$1,257	$52,266	$2,627	$1,404	$56,297

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

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of February 28, 2023 and May 31, 2022.

Table 5.2: Allowance for Credit Losses Components

	February 28, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$16,654	$8,208	$1,257	$26,119	$2,627	$1,112	$29,858
Asset-specific allowance	—	26,147	—	26,147	—	292	26,439
Total allowance for credit losses	$16,654	$34,355	$1,257	$52,266	$2,627	$1,404	$56,297

Loans outstanding:(1)
Collectively evaluated loans	$25,419,990	$5,187,522	$155,878	$30,763,390	$988,371	$478,072	$32,229,833
Individually evaluated loans	4,638	131,043	—	135,681	—	3,717	139,398
Total loans outstanding	$25,424,628	$5,318,565	$155,878	$30,899,071	$988,371	$481,789	$32,369,231

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.16%	0.81%	0.08%	0.27%	0.23%	0.09%
Asset-specific allowance coverage ratio(3)	—	19.95	—	19.27	—	7.86	18.97
Total allowance coverage ratio(4)	0.07	0.65	0.81	0.17	0.27	0.29	0.17

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
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million and $12 million as of February 28, 2023 and May 31, 2022, respectively.
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

Our allowance for credit losses and allowance coverage ratio decreased to $56 million and 0.17%, respectively, as of February 28, 2023, from $68 million and 0.22%, respectively, as of May 31, 2022. The $12 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $13 million, partially offset by an increase in the collective allowance of $1 million. The decrease in asset-specific allowance was attributable primarily to charge-offs totaling $15 million related to the Brazos and Brazos Sandy Creek loans, partially offset by an increase in the asset-specific allowance for a nonperforming CFC power supply loan, due to a reduction and timing change in the expected payments on this loan. The increase in the collective allowance was primarily due to the loan portfolio growth.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both February 28, 2023 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,900 million and accounted for 16% of total debt outstanding as of February 28, 2023, compared with $4,981 million and 17% of total debt outstanding as of May 31, 2022. The following table provides comparative information on our short-term borrowings as of February 28, 2023 and May 31, 2022.

Table 6.1: Short-Term Borrowings Sources

	February 28, 2023		May 31, 2022
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,213,653	4%	$1,024,813	4%
Commercial paper members, at par	932,880	3	1,358,069	5
Total commercial paper	2,146,533	7	2,382,882	9
Select notes to members	1,601,165	5	1,753,441	6
Daily liquidity fund notes to members	298,502	1	427,790	1
Medium-term notes to members	353,431	1	417,054	1
Farmer Mac notes payable (1)	500,000	2	—	—
Total short-term borrowings	$4,899,631	16%	$4,981,167	17%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of February 28, 2023.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	February 28, 2023
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
Bank revolving agreements:
3-year agreement	$1,245	$—	$1,245	November 28, 2025	7.5 bps
4-year agreement	1,355	7	1,348	November 28, 2026	10.0 bps
Total	$2,600	$7	$2,593
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 20, 2022, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2025 and November 28, 2026, respectively, and to replace LIBOR with Term Secured Overnight Financing Rate. The total commitment amount under the three-year facility and the four-year facility remained unchanged at $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the two facilities of $2,600 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of February 28, 2023.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of February 28, 2023 and May 31, 2022. Long-term debt outstanding totaled $23,832 million and accounted for 77% of total debt outstanding as of February 28, 2023, compared with $21,545 million and 75% of total debt outstanding as of May 31, 2022.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	February 28, 2023	May 31, 2022
Secured long-term debt:
Collateral trust bonds	$7,792,711	$7,097,711
Unamortized discount net, of premium	(181,756)	(216,608)
Debt issuance costs	(37,086)	(32,613)
Total collateral trust bonds	7,573,869	6,848,490
Guaranteed Underwriter Program notes payable	6,771,125	6,105,473
Farmer Mac notes payable	3,023,742	3,094,679
Other secured notes payable	1,098	2,755
Debt issuance costs	(3)	(9)
Total other secured notes payable	1,095	2,746
Total secured notes payable	9,795,962	9,202,898
Total secured long-term debt	17,369,831	16,051,388
Unsecured long-term debt:
Medium-term notes sold through dealers	6,173,356	5,263,496
Medium-term notes sold to members	311,477	250,397
Medium term notes sold through dealers and to members	6,484,833	5,513,893
Unamortized discount net, of premium	(113)	(2,086)
Debt issuance costs	(22,643)	(19,723)
Total unsecured medium-term notes	6,462,077	5,492,084
Unsecured notes payable	71	1,979
Unamortized discount	(1)	(10)
Debt issuance costs	—	(1)
Total unsecured notes payable	70	1,968
Total unsecured long-term debt	6,462,147	5,494,052
Total long-term debt	$23,831,978	$21,545,440

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Secured Debt

Long-term secured debt of $17,370 million and $16,051 million as of February 28, 2023 and May 31, 2022, respectively, represented 73% and 75% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of February 28, 2023 and May 31, 2022. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We issued aggregate principal amount of collateral trust bonds totaling $1,050 million with an average fixed interest rate of 5.17% and an average term of 10 years during the nine months ended February 28, 2023.

Guaranteed Underwriter Program Notes Payable

We borrowed $800 million and repaid $134 million of notes payable outstanding under the Guaranteed Underwriter Program during the nine months ended February 28, 2023. We had up to $1,025 million available for access under the Guaranteed Underwriter Program as of February 28, 2023. On December 15, 2022, we closed on a $750 million committed loan facility (“Series T”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2027. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $3,024 million of long-term debt as of February 28, 2023. We borrowed $400 million in long-term notes payable under the Farmer Mac note purchase agreement during the nine months ended February 28, 2023. The amount available for borrowing totaled $2,476 million as of February 28, 2023. Subsequent to the quarter ended February 28, 2023, we borrowed $150 million in long-term notes payable under the Farmer Mac note purchase agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unsecured Debt

Long-term unsecured debt of $6,462 million and $5,494 million as of February 28, 2023 and May 31, 2022, respectively, represented 27% and 25% of long-term debt outstanding as of each respective date. The increase in long-term unsecured debt of $968 million for the nine months ended February 28, 2023 was primarily attributable to dealer medium-term notes issuances, as described below, partially offset by dealer medium-term notes repayments.

Medium-Term Notes

Medium-term notes present unsecured obligations that may be issued through dealers in the capital markets or directly to our members. We issued aggregate principal amount of dealer medium-term notes totaling $1,700 million with an average fixed interest rate of 4.87% and an average term of four years during the nine months ended February 28, 2023.

See “Note 7—Long-Term Debt” in our 2022 Form 10-K for additional information on our various long-term debt product types.

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $987 million as of February 28, 2023, unchanged from May 31, 2022. See “Note 8—Subordinated Deferrable Debt” in our 2022 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of February 28, 2023 and May 31, 2022. For the substantial majority of interest rate swap agreements, a LIBOR index is currently used as the basis for determining variable interest payment amounts each period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.1: Derivative Notional Amount and Weighted Average Rates

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,589,869	2.70%	4.81%	$5,957,631	2.60%	1.24%
Receive-fixed swaps	1,700,000	5.57	2.97	1,980,000	1.53	2.86
Total interest rate swaps	7,289,869	3.37	4.38	7,937,631	2.33	1.64
Forward pay-fixed swaps	160,845			124,000
Total interest rate swaps	$7,450,714			$8,061,631

Cash Flow Hedges

During the nine months ended February 28, 2023, we executed three treasury lock agreements with a total aggregate notional amount of $400 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The treasury locks were designated and qualified as cash flow hedges. We terminated these treasury locks in February 2023 and we recorded a net settlement gain of $7 million in accumulated other comprehensive income (“AOCI”), which will be reclassified into interest expense over the term that the hedged debt transaction affects earnings. We did not have any derivatives designated as accounting hedges as of February 28, 2023 and May 31, 2022.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of February 28, 2023 and May 31, 2022.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	February 28, 2023		May 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$554,610	$5,236,910	$222,042	$4,791,699
Total derivative assets	$554,610	$5,236,910	$222,042	$4,791,699

Derivative liabilities:
Interest rate swaps	$131,075	$2,213,804	$128,282	$3,269,932
Total derivative liabilities	$131,075	$2,213,804	$128,282	$3,269,932
____________________________
(1) The notional amount includes $161 million and $124 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date subsequent to February 28, 2023 and May 31, 2022, respectively, outstanding as of February 28, 2023 and May 31, 2022, respectively. The fair value of these swaps as of February 28, 2023 and May 31, 2022 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of February 28, 2023 and May 31, 2022, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.3: Derivative Gross and Net Amounts

	February 28, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$554,610	$—	$554,610	$129,010	$—	$425,600

Derivative liabilities:
Interest rate swaps	131,075	—	131,075	129,010	—	2,065

	May 31, 2022
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$222,042	$—	$222,042	$103,228	$—	$118,814

Derivative liabilities:
Interest rate swaps	128,282	—	128,282	103,228	—	25,054

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three and nine months ended February 28, 2023 and 2022. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2023	2022	2023	2022
Derivative gains (losses) attributable to:
Derivative cash settlements interest income (expense)	$18,634	$(26,212)	$12,650	$(79,727)
Derivative forward value gains	83,674	195,492	330,035	122,930
Derivative gains	$102,308	$169,280	$342,685	$43,203

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

During the current quarter, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of February 28, 2023. Moody’s, S&P and Fitch had our ratings on stable outlook as of February 28, 2023. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2023, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$30,930	$(1,292)	$—	$(1,292)
Falls below Baa1/BBB+	4,992,690	(999)	273,349	272,350
Falls to or below Baa2/BBB (2)	319,439	—	22,018	22,018
Total	$5,343,059	$(2,291)	$295,367	$293,076
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $229 million as of February 28, 2023. These swaps were in an unrealized gain position of $30 million as of February 28, 2023.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% and 24% of the total outstanding notional amount of derivatives as of February 28, 2023 and May 31, 2022, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of February 28, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity increased $461 million to $2,603 million as of February 28, 2023, attributable primarily to our reported net income of $515 million for the nine months ended February 28, 2023, partially offset by the patronage capital retirement of $59 million authorized by the CFC Board of Directors in July 2022.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three and nine months ended February 28, 2023 and 2022 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended February 28,
	2023			2022
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$4,745	$(2,665)	$2,080	$5,506	$(1,600)	$3,906
Changes in unrealized gains	6,691	—	6,691	—	—	—
Realized (gains) losses reclassified to earnings	(177)	100	(77)	(192)	72	(120)
Ending balance	$11,259	$(2,565)	$8,694	$5,314	$(1,528)	$3,786

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28,
	2023			2022
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$5,123	$(2,865)	$2,258	$1,718	$(1,743)	$(25)
Changes in unrealized gains	6,691	—	6,691	4,028	—	4,028
Realized (gains) losses reclassified to earnings	(555)	300	(255)	(432)	215	(217)
Ending balance	$11,259	$(2,565)	$8,694	$5,314	$(1,528)	$3,786
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

See “Note 9—Derivative Instruments and Hedging Activities” for discussion on our derivatives designated as accounting hedges. We expect to reclassify realized gains of $1 million attributable to derivative cash flow hedges from AOCI into earnings over the next 12 months.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of February 28, 2023 and May 31, 2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	February 28, 2023	May 31, 2022
Guarantee type:
Long-term tax-exempt bonds(1)	$99,600	$122,150
Letters of credit(2)(3)	516,042	450,354
Other guarantees	160,165	158,279
Total	$775,807	$730,783

Member class:
CFC:
Distribution	$350,864	$314,925
Power supply	379,834	378,516
Statewide and associate(4)	17,145	13,372
CFC total	747,843	706,813
NCSC	27,964	23,970
Total	$775,807	$730,783
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Under a hybrid letter of credit facility we had $31 million of commitments that may be used for the issuance of letters of credit as of February 28, 2023.
(4)Includes CFC guarantees to NCSC and RTFC members totaling $16 million and $11 million as of February 28, 2023 and May 31, 2022, respectively.

We had guarantees outstanding totaling $776 million and $731 million as of February 28, 2023 and May 31, 2022, respectively. Guarantees under which our right of recovery from our members was not secured totaled $501 million and $466 million and represented 65% and 64% of total guarantees as of February 28, 2023 and May 31, 2022, respectively.

Long-term tax-exempt bonds of $100 million and $122 million as of February 28, 2023 and May 31, 2022, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $516 million and $450 million as of February 28, 2023 and May 31, 2022, respectively, $151 million and $118 million were secured at each respective date. The maturities for the outstanding letters of credit as of February 28, 2023 extend through calendar year 2041.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2023, we may be required to issue up to an additional $100 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 28, 2023. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $160 million and $158 million as of February 28, 2023 and May 31, 2022, respectively, of which $25 million was secured as of both February 28, 2023 and May 31, 2022. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $100 million of variable-rate tax-exempt bonds as of February 28, 2023, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2023 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million as of both February 28, 2023 and May 31, 2022. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million as of both February 28, 2023 and May 31, 2022. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of February 28, 2023 and May 31, 2022. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	February 28, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$172,962	$172,962	$172,962	$—	$—
Restricted cash	7,298	7,298	7,298	—	—
Equity securities, at fair value	38,002	38,002	38,002	—	—
Debt securities trading, at fair value	549,124	549,124	—	549,124	—
Deferred compensation investments	6,377	6,377	6,377	—	—
Loans to members, net	32,325,532	28,703,674	—	—	28,703,674
Accrued interest receivable	161,856	161,856	—	161,856	—
Derivative assets	554,610	554,610	—	554,610	—
Total financial assets	$33,815,761	$30,193,903	$224,639	$1,265,590	$28,703,674

Liabilities:
Short-term borrowings	$4,899,631	$4,900,240	$—	$4,400,240	$500,000
Long-term debt	23,831,978	22,202,369	—	13,323,038	8,879,331
Accrued interest payable	233,690	233,690	—	233,690	—
Guarantee liability	12,628	11,940	—	—	11,940
Derivative liabilities	131,075	131,075	—	131,075	—
Subordinated deferrable debt	986,678	952,901	235,157	717,744	—
Members’ subordinated certificates	1,223,415	1,223,415	—	—	1,223,415
Total financial liabilities	$31,319,095	$29,655,630	$235,157	$18,805,787	$10,614,686

	May 31, 2022		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$153,551	$153,551	$153,551	$—	$—
Restricted cash	7,563	7,563	7,563	—	—
Equity securities, at fair value	33,758	33,758	33,758	—	—
Debt securities trading, at fair value	566,146	566,146	—	566,146	—
Deferred compensation investments	6,710	6,710	6,710	—	—
Loans to members, net	29,995,826	28,595,111	—	—	28,595,111
Accrued interest receivable	111,418	111,418	—	111,418	—
Derivative assets	222,042	222,042	—	222,042	—
Total financial assets	$31,097,014	$29,696,299	$201,582	$899,606	$28,595,111

Liabilities:
Short-term borrowings	$4,981,167	$4,978,580	$—	$4,978,580	$—
Long-term debt	21,545,440	21,106,750	—	12,248,695	8,858,055
Accrued interest payable	131,950	131,950	—	131,950	—
Guarantee liability	12,764	13,083	—	—	13,083
Derivative liabilities	128,282	128,282	—	128,282	—
Subordinated deferrable debt	986,518	960,869	250,800	710,069	—
Members’ subordinated certificates	1,234,161	1,234,161	—	—	1,234,161
Total financial liabilities	$29,020,282	$28,553,675	$250,800	$18,197,576	$10,105,299

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2022 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended February 28, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of February 28, 2023 and May 31, 2022, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three and nine months ended February 28, 2023 and 2022.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	February 28, 2023			May 31, 2022
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$38,002	$—	$38,002	$33,758	$—	$33,758
Debt securities trading, at fair value	—	549,124	549,124	—	566,146	566,146
Deferred compensation investments	6,377	—	6,377	6,710	—	6,710
Derivative assets	—	554,610	554,610	—	222,042	222,042

Liabilities:
Derivative liabilities	$—	$131,075	$131,075	$—	$128,282	$128,282

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended February 28, 2023. We had certain loans measured at fair value on a nonrecurring basis during the nine months ended February 28, 2022, which were repaid in full in November 2021.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of February 28, 2023 and May 31, 2022.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	February 28, 2023	May 31, 2022
Assets:
Loans outstanding	$1,470,160	$1,178,479
Other assets	14,588	9,672
Total assets	$1,484,748	$1,188,151

Liabilities:
Total liabilities	$19,577	$22,958

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of February 28, 2023 and May 31, 2022.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	February 28, 2023	May 31, 2022
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,456,045	1,158,583
Credit enhancements:
CFC third-party guarantees	27,964	23,970
Other credit enhancements	1,541	4,044
Total credit enhancements(2)	29,505	28,014
Total outstanding commitments	1,485,550	1,186,597
CFC credit commitments available(3)	$4,014,450	$4,313,403
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $30 million as of February 28, 2023. The maturities for obligations guaranteed by CFC extend through 2031.

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

Segment Results and Reconciliation

The following tables display segment results of operations for the three and nine months ended February 28, 2023 and 2022, assets attributable to each segment as of February 28, 2023 and February 28, 2022 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended February 28, 2023
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$350,914	$17,915	$368,829	$—	$(15,537)	$353,292
Interest expense	(281,706)	(15,540)	(297,246)	—	15,537	(281,709)
Derivative cash settlements interest income (expense)	18,680	(46)	18,634	(18,634)	—	—
Interest expense	(263,026)	(15,586)	(278,612)	(18,634)	15,537	(281,709)
Net interest income	87,888	2,329	90,217	(18,634)	—	71,583
Provision (benefit) for credit losses	11,318	(15)	11,303	—	15	11,318
Net interest income after provision (benefit) for credit losses	99,206	2,314	101,520	(18,634)	15	82,901
Non-interest income:
Fee and other income	7,004	828	7,832	—	(2,506)	5,326
Derivative gains:
Derivative cash settlements interest income	—	—	—	18,634	—	18,634
Derivative forward value gains	—	—	—	83,674	—	83,674
Derivative gains	—	—	—	102,308	—	102,308
Investment securities losses	(1,402)	—	(1,402)	—	—	(1,402)
Total non-interest income	5,602	828	6,430	102,308	(2,506)	106,232
Non-interest expense:
General and administrative expenses	(24,570)	(2,766)	(27,336)	—	2,021	(25,315)
Other non-interest expense	(297)	(471)	(768)	—	470	(298)
Total non-interest expense	(24,867)	(3,237)	(28,104)	—	2,491	(25,613)
Income (loss) before income taxes	79,941	(95)	79,846	83,674	—	163,520
Income tax provision	—	(303)	(303)	—	—	(303)
Net income (loss)	$79,941	$(398)	$79,543	$83,674	$—	$163,217

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$283,162	$10,817	$293,979	$—	$(8,773)	$285,206
Interest expense	(173,654)	(8,773)	(182,427)	—	8,773	(173,654)
Derivative cash settlements interest expense	(25,802)	(410)	(26,212)	26,212	—	—
Interest expense	(199,456)	(9,183)	(208,639)	26,212	8,773	(173,654)
Net interest income	83,706	1,634	85,340	26,212	—	111,552
Benefit for credit losses	12,749	2	12,751	—	(2)	12,749
Net interest income after benefit for credit losses	96,455	1,636	98,091	26,212	(2)	124,301
Non-interest income:
Fee and other income	5,590	685	6,275	—	(2,005)	4,270
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(26,212)	—	(26,212)
Derivative forward value gains	—	—	—	195,492	—	195,492
Derivative gains	—	—	—	169,280	—	169,280
Investment securities losses	(11,621)	—	(11,621)	—	—	(11,621)
Total non-interest income	(6,031)	685	(5,346)	169,280	(2,005)	161,929
Non-interest expense:
General and administrative expenses	(22,690)	(1,984)	(24,674)	—	1,595	(23,079)
Other non-interest expense	(843)	(412)	(1,255)	—	412	(843)
Total non-interest expense	(23,533)	(2,396)	(25,929)	—	2,007	(23,922)
Income (loss) before income taxes	66,891	(75)	66,816	195,492	—	262,308
Income tax provision	—	(343)	(343)	—	—	(343)
Net income (loss)	$66,891	$(418)	$66,473	$195,492	$—	$261,965

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2023
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$978,150	$42,914	$1,021,064	$—	$(36,600)	$984,464
Interest expense	(736,618)	(36,603)	(773,221)	—	36,600	(736,621)
Derivative cash settlements interest income (expense)	13,090	(440)	12,650	(12,650)	—	—
Interest expense	(723,528)	(37,043)	(760,571)	(12,650)	36,600	(736,621)
Net interest income	254,622	5,871	260,493	(12,650)	—	247,843
Provision for credit losses	(3,806)	(1,296)	(5,102)	—	1,296	(3,806)
Net interest income after provision for credit losses	250,816	4,575	255,391	(12,650)	1,296	244,037
Non-interest income:
Fee and other income	18,696	3,442	22,138	—	(8,590)	13,548
Derivative gains:
Derivative cash settlements interest income	—	—	—	12,650	—	12,650
Derivative forward value gains	—	—	—	330,035	—	330,035
Derivative gains	—	—	—	342,685	—	342,685
Investment securities losses	(5,574)	—	(5,574)	—	—	(5,574)
Total non-interest income	13,122	3,442	16,564	342,685	(8,590)	350,659
Non-interest expense:
General and administrative expenses	(76,183)	(7,976)	(84,159)	—	6,078	(78,081)
Other non-interest expense	(973)	(1,218)	(2,191)	—	1,216	(975)
Total non-interest expense	(77,156)	(9,194)	(86,350)	—	7,294	(79,056)
Income (loss) before income taxes	186,782	(1,177)	185,605	330,035	—	515,640
Income tax provision	—	(785)	(785)	—	—	(785)
Net income (loss)	$186,782	$(1,962)	$184,820	$330,035	$—	$514,855

	February 28, 2023
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$32,355,116	$1,470,160	$33,825,276	$—	$(1,456,045)	$32,369,231
Deferred loan origination costs	12,598	—	12,598	—	—	12,598
Loans to members	32,367,714	1,470,160	33,837,874	—	(1,456,045)	32,381,829
Less: Allowance for credit losses	(56,297)	(4,031)	(60,328)	—	4,031	(56,297)
Loans to members, net	32,311,417	1,466,129	33,777,546	—	(1,452,014)	32,325,532
Other assets	1,661,392	98,919	1,760,311	—	(84,331)	1,675,980
Total assets	$33,972,809	$1,565,048	$35,537,857	$—	$(1,536,345)	$34,001,512

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2022
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$845,600	$32,243	$877,843	$—	$(26,217)	$851,626
Interest expense	(522,027)	(26,217)	(548,244)	—	26,217	(522,027)
Derivative cash settlements interest expense	(78,480)	(1,247)	(79,727)	79,727	—	—
Interest expense	(600,507)	(27,464)	(627,971)	79,727	26,217	(522,027)
Net interest income	245,093	4,779	249,872	79,727	—	329,599
Benefit for credit losses	12,146	2,859	15,005	—	(2,859)	12,146
Net interest income after benefit for credit losses	257,239	7,638	264,877	79,727	(2,859)	341,745
Non-interest income:
Fee and other income (expense)	17,006	(243)	16,763	—	(3,721)	13,042
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(79,727)	—	(79,727)
Derivative forward value gains	—	—	—	122,930	—	122,930
Derivative gains	—	—	—	43,203	—	43,203
Investment securities losses	(18,190)	—	(18,190)	—	—	(18,190)
Total non-interest income	(1,184)	(243)	(1,427)	43,203	(3,721)	38,055
Non-interest expense:
General and administrative expenses	(69,060)	(6,110)	(75,170)	—	4,786	(70,384)
Other non-interest expense	(1,530)	(1,794)	(3,324)	—	1,794	(1,530)
Total non-interest expense	(70,590)	(7,904)	(78,494)	—	6,580	(71,914)
Income (loss) before income taxes	185,465	(509)	184,956	122,930	—	307,886
Income tax provision	—	(524)	(524)	—	—	(524)
Net income (loss)	$185,465	$(1,033)	$184,432	$122,930	$—	$307,362

	February 28, 2022
	CFC	NCSC and RTFC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$29,487,207	$1,187,887	$30,675,094	$—	$(1,166,731)	$29,508,363
Deferred loan origination costs	12,018		12,018	—	—	12,018
Loans to members	29,499,225	1,187,887	30,687,112	—	(1,166,731)	29,520,381
Less: Allowance for credit losses	(73,386)	(3,210)	(76,596)	—	3,210	(73,386)
Loans to members, net	29,425,839	1,184,677	30,610,516	—	(1,163,521)	29,446,995
Other assets	1,027,433	96,117	1,123,550	—	(87,023)	1,036,527
Total assets	$30,453,272	$1,280,794	$31,734,066	$—	$(1,250,544)	$30,483,522
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 12, 2023

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)