Form 10-Q
period 2023-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2023-10-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	12
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	14
4	Non-Interest Income	16
5	Derivative Gains (Losses)	17
6	Comparative Swap Curves	18
7	Non-Interest Expense	19
8	Debt—Total Debt Outstanding	21
9	Debt—Member Investments	22
10	Equity	23
11	Loans—Loan Portfolio Security Profile	26
12	Loans—Loan Exposure to 20 Largest Borrowers	27
13	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	30
14	Available Liquidity	32
15	Liquidity Coverage Ratios	33
16	Committed Bank Revolving Line of Credit Agreements	34
17	Short-Term Borrowings—Funding Sources	36
18	Long-Term and Subordinated Debt—Issuances and Repayments	37
19	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	37
20	Collateral Pledged	38
21	Loans—Unencumbered Loans	38
22	Liquidity—Projected Long-Term Sources and Uses of Funds	39
23	Credit Ratings	40
24	Interest Rate Sensitivity Analysis	42
25	Adjusted Net Income	43
26	TIER and Adjusted TIER	44
27	Adjusted Liabilities and Equity	45
28	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	45
29	Members’ Equity	46

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

CFC is a member-owned, nonprofit finance cooperative association with a principal purpose of providing financing to its members to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems of providing reliable, affordable power to the customers they service. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. Because CFC is a tax-exempt cooperative, we cannot issue equity securities as a source of funding. CFC’s primary funding sources consist of a combination of public and private issuances of debt securities, member investments and retained equity. NCSC is a member-owned taxable cooperative that is permitted to provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T member-owned cooperative association. RTFC’s principal purpose is to provide financing to its rural telecommunications members and their affiliates. See “Item 1. Business” in our 2023 Form 10-K for additional information on the business structure, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing material information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2023 (“fiscal year 2023”) included in our 2023 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2023 Form 10-K, as well as additional information contained elsewhere in this Report.

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance for the three months ended August 31, 2023 and 2022, and as of August 31, 2023 and May 31, 2023.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended
	August 31,
(Dollars in thousands)	2023	2022	Change
Statements of operations
Net interest income:
Interest income	$380,956	$306,978	24%
Interest expense	(316,281)	(209,468)	51
Net interest income	64,675	97,510	(34)
Fee and other income	4,537	4,056	12
Total revenue	69,212	101,566	(32)
Provision for credit losses	(800)	(3,496)	(77)
Derivative gains:
Derivative cash settlements interest income (expense)(2)	27,869	(10,785)	**
Derivative forward value gains(3)	162,018	104,372	55
Derivative gains	189,887	93,587	103
Investment security gains (losses)	2,933	(3,679)	**
Operating expenses(4)	(31,503)	(25,519)	23
Other non-interest expense	(1,117)	(322)	247
Income before income taxes	228,612	162,137	41
Income tax provision	(328)	(263)	25
Net income	$228,284	$161,874	41

Adjusted statements of operations measures
Interest income	$380,956	$306,978	24%
Interest expense	(316,281)	(209,468)	51
Include: Derivative cash settlements interest income (expense)(2)	27,869	(10,785)	**
Adjusted interest expense(5)	(288,412)	(220,253)	31
Adjusted net interest income(5)	$92,544	$86,725	7

Net income	$228,284	$161,874	41
Exclude: Derivative forward value gains(3)	162,018	104,372	55
Adjusted net income(5)	$66,266	$57,502	15

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.72	1.77	(3)%
Adjusted TIER(5)	1.23	1.26	(2)
Net interest yield(7)	0.77%	1.24%	(47)	bps
Adjusted net interest yield(5)(8)	1.10	1.10	—

Credit quality ratios
Net (recovery) charge-off rate(9)	(0.01)%	—	(1)	bps

(Dollars in thousands)	August 31, 2023	May 31, 2023	Change
Balance sheets
Assets:
Cash, cash equivalents and restricted cash	$208,842	$207,237	1%
Investment securities	462,111	510,369	(9)
Loans to members(10)	33,096,646	32,532,086	2
Allowance for credit losses	(54,926)	(53,094)	3
Loans to members, net	33,041,720	32,478,992	2
Total assets	34,694,163	34,012,060	2
Liabilities and equity:
Short-term borrowings	5,124,335	4,546,275	13
Long-term debt	23,874,274	23,946,548	—
Subordinated deferrable debt	1,184,197	1,283,436	(8)
Members’ subordinated certificates	1,222,026	1,223,126	—
Total debt outstanding	31,404,832	30,999,385	1
Total liabilities	31,946,236	31,422,811	2
Total equity	2,747,927	2,589,249	6

Adjusted balance sheets measures
Adjusted total liabilities(5)	$29,311,221	$28,678,302	2%
Adjusted total equity(5)	4,648,111	4,751,712	(2)
Members’ equity(5)	2,205,266	2,211,092	—

Debt ratios
Debt-to-equity ratio(11)	11.63	12.14	(4)%
Adjusted debt-to-equity ratio(5)	6.31	6.04	4
Liquidity coverage ratio(12)	0.94	1.03	(9)

Credit quality ratios
Nonperforming loans ratio(13)	0.26%	0.27%	(1)	bps
Criticized loans ratio(14)	0.87	0.99	(12)
Allowance coverage ratio(15)	0.17	0.16	1
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
(5)See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2023 Form 10-K for a description of each of our non-GAAP financial measures. See the section “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures presented in this Report to the most comparable U.S. GAAP financial measures.
(6)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.
(7)Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(8)Calculated based on annualized adjusted net interest income for the period divided by average interest-earning assets for the period.
(9)Calculated based on annualized net charge-offs or recoveries for the period divided by average total loans outstanding for the period.
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $13 million as of both August 31, 2023 and May 31, 2023.
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

EXECUTIVE SUMMARY

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our rural electric utility members with access to affordable, flexible financing products while also maintaining a sound, stable financial position and adequate liquidity to meet our financial obligations and maintain ongoing investment-grade credit ratings. Because maximizing profit is not our primary objective, the interest rates on lending products offered to our member borrowers reflect our funding costs plus a spread to cover operating expenses and estimated credit losses, while also generating sufficient earnings to cover interest owed on our debt obligations and achieve certain financial target goals. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10 and maintaining an adjusted debt-to-equity ratio at approximately 6-to-1 or below.

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

Financial Performance

Reported Results

We reported net income of $228 million and TIER of 1.72 for the three months ended August 31, 2023 (“current quarter”), compared with net income of $162 million and TIER of 1.77 for the three months ended August 31, 2022 (“same prior-year quarter”). The variances between our reported results for the current quarter and the same prior-year quarter are primarily attributable to mark-to-market changes in the fair value of our derivative instruments. Our debt-to-equity ratio decreased to 11.63 as of August 31, 2023, from 12.14 as of May 31, 2023, primarily due to an increase in equity resulting from our reported net income of $228 million for the current quarter, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

The increase in our reported net income of $66 million to $228 million for the current quarter from $162 million for the same prior-year quarter was driven primarily by an increase in derivative gains of $96 million, partially offset by a decrease in net interest income of $33 million. We recorded derivative gains of $190 million for the current quarter attributable to increases in the medium- and longer-term swap interest rates. In comparison, we recorded derivative gains of $94 million for the same prior-year quarter, attributable to increases in interest rates across the entire swap curve. As noted above, the substantial majority of our swap portfolio consists of longer-dated, pay-fixed swaps. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio.

The decrease in net interest income of $33 million, or 34%, to $65 million for the current quarter was attributable to a decrease in the net interest yield of 47 basis points, or 38%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,345 million, or 8%. The decrease in the net interest yield reflected the combined impact of an increase in our average cost of borrowings of 117 basis points to 4.02%, partially offset by an increase in the average yield on our interest-earning assets of 62 basis points to 4.52% and an increase in the benefit from non-interest bearing funding of 8 basis points to 0.27%. The increase in average interest-earning assets was primarily driven by growth in average total loans.

The increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate, which resulted in increases in the average cost of our short-term and variable-rate borrowings and the average yield earned on our line of credit and variable-rate loans. During the current quarter, the Federal Open Market Committee (“FOMC”) of the Federal Reserve continued to raise the target range for the federal funds rate at its July meeting, resulting in a federal funds rate of 5.25% to 5.50% as of August 31, 2023.

Other factors affecting the variance between our reported results for the current quarter and the same prior-year quarter include the impact of a favorable shift from losses to gains recorded on our investment securities of $7 million, primarily due to period-to-period market fluctuations in fair value, and a reduction in the provision for credit losses of $2 million, partially offset by an increase in operating expenses of $6 million, attributable to higher expenses recorded for salaries, information technology, depreciation and amortization expenses, and member relations expenses. We provide additional information on our provision for credit losses under the section “Consolidated Results of Operations—Provision for Credit Losses” of this Report.

Non-GAAP Adjusted Results

Adjusted net income totaled $66 million and adjusted TIER was 1.23 for the current quarter, compared with adjusted net income of $58 million and adjusted TIER of 1.26 for the same prior-year quarter. The adjusted TIER for the current quarter and the same prior-year quarter was well above our target of 1.10. While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6-to-1, the adjusted debt-to-equity ratio increased to 6.31 as of August 31, 2023 from 6.04 as of May 31, 2023, and was above our targeted goal, due to the combined impact of an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and a decrease in adjusted equity. The decrease in adjusted equity was primarily due to the early redemption during the current quarter of $100 million in principal amount of our $400 million subordinated deferrable debt due 2043 and the CFC Board of Directors’ authorized patronage capital retirement in July 2023, partially offset by our current-quarter adjusted net income.

The increase in adjusted net income of $8 million to $66 million for the current quarter, from $58 million for the same prior-year quarter was due primarily to an increase in adjusted net interest income of $6 million, a favorable shift from losses to gains recorded on our investment securities of $7 million, and a reduction in the provision for credit losses of $2 million, partially offset by an increase in operating expenses of $6 million, as discussed above under “Reported Results.”

The increase in adjusted net interest income of $6 million, or 7%, to $93 million, was attributable primarily to an increase in average interest-earning assets of $2,345 million, or 8%, primarily due to growth in average total loans. The adjusted net interest yield remained unchanged at 1.10%, reflecting the combined impact of an increase in the average yield on interest-earning assets of 62 basis points to 4.52% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.24%, offset by an increase in our adjusted average cost of borrowings of 66 basis points to 3.66%.

See “Non-GAAP Financial Measures” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable U.S. GAAP financial measures.

Lending Activity

Loans to members totaled $33,097 million as of August 31, 2023, an increase of $565 million, or 2%, from May 31, 2023, reflecting net increases in long-term and line of credit loans of $326 million and $239 million, respectively. The $239 million increase in line of credit loans was largely attributable to funding provided for higher member operating costs, working capital and RUS bridge loan financing.

Long-term loan advances totaled $711 million during the current quarter, of which approximately 87% was provided to members for capital expenditures and approximately 13% was provided for other purposes, primarily asset acquisitions. Of the $711 million total long-term loans advanced during the current quarter, $659 million were fixed-rate loan advances with a weighted average fixed-rate term of 14 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,558 million as of August 31, 2023, from approximately $2,355 million as of May 31, 2023.

We provide additional information on our lending activity and loan portfolio under the section “Consolidated Balance Sheet Analysis—Loan Portfolio” and “Note 4—Loans” in this Report.

Credit Quality

We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2023. Historically, we have had limited defaults and losses on loans in our electric utility loan portfolio largely because of the essential nature of the service provided by electric utility cooperatives as well as other factors, such as limited rate regulation and competition, which we discuss further in the section “Credit Risk—Loan Portfolio Credit Risk.” In addition, we generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Loans outstanding to electric utility organizations of $32,545 million and $32,032 million as of August 31, 2023 and May 31, 2023, respectively, represented approximately 98% and 99% of total loans outstanding as of each respective date. Of our total loans outstanding, 92% were secured as of both August 31, 2023 and May 31, 2023.

We had no loan charge-offs during the current quarter and the same prior-year quarter. During the current quarter, we received a total amount of $28 million in loan payments from Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”) to repay their $27 million of total loans outstanding in full. The additional payment of $1 million was recorded as a loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts, which resulted in an annualized net recovery rate of 0.01%.

We had a loan to one CFC electric power supply borrower totaling $85 million classified as nonperforming as of August 31, 2023. In comparison, we had loans to two CFC electric power supply borrowers totaling $89 million classified as nonperforming as of May 31, 2023. The reduction in nonperforming loans was due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding, as discussed above.

Our allowance for credit losses and allowance coverage ratio increased to $55 million and 0.17%, respectively, as of August 31, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million.

We provide additional information on the credit quality of our loan portfolio and the allowance for credit losses in the sections “Critical Accounting Estimates,” “Credit Risk—Credit Quality Indicators” and “Credit Risk—Allowance for Credit Losses,” and in “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $405 million, or 1%, to $31,405 million as of August 31, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,088 million as of August 31, 2023 was within our quarter-end target range. We provide additional information on our financing activities in the below section “Liquidity Risk” of this Report.

In September 2023, Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook. We present our credit ratings for each CFC debt product type as of August 31, 2023, which remain unchanged as of the date of this Report, in Table 23 in the below section “Liquidity Risk—Credit Ratings” of this Report.

Liquidity

In addition to cash on hand, our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and proceeds from debt issuances to our members and in the public capital markets. Although as a nonbank financial institution we are not subject to regulatory liquidity requirements, we monitor our liquidity and funding positions on an ongoing basis and assess our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal repayment amounts, as well as our continued ability to access the public capital markets and other non-capital market related funding sources.

As of August 31, 2023, our available liquidity totaled $6,622 million, consisting of: (i) cash and cash equivalents of $200 million; (ii) investments in debt securities with an aggregate fair value of $425 million, which is subject to changes based on market fluctuations; (iii) up to $2,598 million available under committed bank revolving line of credit agreements; (iv) up to $1,025 million available under committed loan facilities under the Guaranteed Underwriter Program; and (v) up to $2,374 million available under a Farmer Mac revolving note purchase agreement, subject to market conditions. In addition to our existing available liquidity of $6,622 million as of August 31, 2023, we expect to receive $1,487 million from scheduled long-term loan principal payments over the next 12 months.

Debt scheduled to mature over the next 12 months totaled $7,011 million as of August 31, 2023, consisting of short-term borrowings of $5,124 million and long-term and subordinated debt of $1,887 million. The short-term borrowings scheduled maturity amount of $5,124 million consists of member investments of $3,536 million, dealer commercial paper of $1,088 million and Farmer Mac notes payable of $500 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $1,887 million consist of debt maturities and scheduled debt payment amounts, of which, $202 million was from member investments.

Our available liquidity of $6,622 million as of August 31, 2023 was $389 million below our total scheduled debt obligations over the next 12 months of $7,011 million. We believe we can continue to roll over our member short-term investments of $3,536 million as of August 31, 2023, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC in the form of commercial paper, select notes, daily liquidity fund notes and medium-term notes. Member short-term investments in CFC have averaged $3,607 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity of $6,622 million as of August 31, 2023 was $3,147 million in excess of, or 1.9 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,475 million.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million. To mitigate commercial paper rollover risk, we expect to continue to maintain our committed bank revolving line of credit agreements and be in compliance with the covenants of these agreements so we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with our bank counterparties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

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

We provide additional information on our liquidity profile and our primary sources and uses of funds, including projected amounts, by quarter, over each of the next six fiscal quarters through the quarter ending February 28, 2025, in the “Liquidity Risk” section of this Report.

RTFC and NCSC Consolidation

In April 2023 and June 2023, RTFC’s and NCSC’s members, respectively, approved the sale of RTFC’s business to NCSC. We intend to complete the consolidation of RTFC and NCSC within the fiscal year ended May 31, 2024, subject to meeting certain closing conditions. In October 2023, in connection with the consolidation transaction, the Board of Directors approved the early retirement of allocated but unretired patronage capital at a discounted amount of $52 million, which may be subject to adjustment at the closing of the consolidation transaction. In addition, CFC’s and RTFC’s Board of Directors approved the early redemption of $12 million of members’ subordinated certificates, which is expected to occur prior to the closing of the consolidation transaction.

Electric Cooperative Industry Trends and Developments

Emerging developments and trends in the electric cooperative sector continue to present opportunities as well as challenges for our electric cooperative members. These trends include: (i) expanded investments by many electric cooperatives to deploy broadband services to their members; (ii) inflation, supply chain challenges and labor shortages; (iii) increased federal government programs and policies for electric utilities; (iv) an increased focus on enhancing electric system resiliency and reliability; (v) continued interest in renewable energy investments; and (vi) growing support of beneficial electrification strategies to reduce overall carbon emissions, while also providing benefits to cooperative members. We provide additional information on these emerging developments and trends in the electric cooperative sector in “Item 7. MD&A—Executive Summary” in our 2023 Form 10-K.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,955 million over the next 12 months. In September 2023, the FOMC of the Federal Reserve signaled the expectation of one additional increase in the federal funds rate and pointed to a consensus target rate of 5.60% by December 31, 2023, stating its continued objective of returning the inflation rate to 2% over the longer run. In addition, the FOMC projections include a decrease in the federal funds rate to a target rate of 5.10% by December 31, 2024. As a result, the September 2023 consensus market outlook for interest rates indicated rising interest rates across the yield curve during the remainder of 2023, followed by a decrease in short-term interest rates during 2024. The yield curve is expected to remain inverted for the remainder of 2023 and, given the expected drop in short-term interest rates in the following year, the yield curve inversion is expected to narrow in 2024, and remain inverted beyond that period.

Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months compared to the 12-month period ended August 31, 2023. However, we project an increase in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2023. This is primarily attributable to the expected significant increase in our derivative net periodic cash settlements income, which will contribute to reducing our adjusted cost of borrowings. Additionally, we anticipate a sustained expansion of our loan portfolio, with variable-rate line of credit loans outstanding remaining at an elevated level. The anticipated improvement in our adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2023 is due to the current yield curve assumptions and our balance sheet position.

We expect that our adjusted net income will increase over the next 12 months, primarily attributable to our projected increase in adjusted net interest income. However, we believe that our adjusted TIER will decrease slightly over the next 12 months, primarily attributable to our projected increase in adjusted interest expense. We believe that our adjusted debt-to-equity ratio will remain elevated above our target of 6-to-1, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio and the expected retirement of discounted patronage capital as part of RTFC’s consolidation with NCSC, which we intend to complete during the fiscal year ended May 31, 2024, as discussed above.

As stated above, we are subject to earnings volatility, often significant, because we do not apply hedge accounting to our interest rate swaps. Therefore, the periodic unrealized fluctuations in the fair value of our interest rate swaps are recorded in our earnings. The variances in our earnings between periods are generally attributable to significant shifts in recorded unrealized derivative forward value gain and loss amounts. We exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures.

We are unable to provide a reconciliation of our projected adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP financial measures or directional guidance for the most directly comparable GAAP financial measures on a forward-looking basis without unreasonable effort due to the significant shifts in the unrealized derivative forward value gains and losses recorded each period. The majority of our swaps are long-term, with an average remaining life of approximately 15 years as of August 31, 2023. We can reasonably estimate the realized net periodic derivative cash settlement amounts over the next 12 months for our interest rate swaps, which are typically based on daily compounded Secured Overnight Financing Rate (“SOFR”), and the fixed rate of the swap. In contrast, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Because unrealized periodic derivative forward value gain and loss amounts are a key driver of changes in our earnings between periods, this unavailable information is likely to have a significant impact on our reported net income, TIER and debt-to-equity ratio, which represent the most directly comparable GAAP financial measures. We provide reconciliations of our non-GAAP adjusted net income, adjusted TIER and adjusted debt-to-equity ratio to the most directly comparable GAAP financial measures for each reporting period included in this Report in the section “Non-GAAP Financial Measures.” These reconciliations illustrate the potential significant impact that unrealized derivative forward value gains and losses could have on our future reported net income, reported TIER and reported debt-to-equity ratio.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio—Current Methodology” in our 2023 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses under “Item 7. MD&A—Critical Accounting Estimates” in our 2023 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

Our allowance for credit losses and allowance coverage ratio increased to $55 million and 0.17%, respectively, as of August 31, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million.

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2023 Form 10-K. We provide additional information on the allowance for credit losses under the section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between the three months ended August 31, 2023 and 2022. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of August 31, 2023 and May 31, 2023. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three months ended August 31, 2023 and 2022, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$28,610,870	$301,703	4.20%	$27,255,164	$276,303	4.02%
Long-term variable-rate loans	1,012,846	17,752	6.97	760,386	6,871	3.59
Line of credit loans	3,270,350	56,514	6.87	2,395,365	19,879	3.29
Other, net(2)	—	(401)	—	—	(373)	—
Total loans	32,894,066	375,568	4.54	30,410,915	302,680	3.95
Cash and investment securities	644,358	5,388	3.33	782,101	4,298	2.18
Total interest-earning assets	$33,538,424	$380,956	4.52%	$31,193,016	$306,978	3.90%
Other assets, less allowance for credit losses(3)	971,320			696,468
Total assets(3)	$34,509,744			$31,889,484

Liabilities:
Commercial paper	$2,328,557	$31,530	5.39%	$2,855,770	$14,613	2.03%
Other short-term borrowings	1,885,279	23,919	5.05	2,171,205	9,596	1.75
Short-term borrowings(4)	4,213,836	55,449	5.23	5,026,975	$24,209	1.91
Medium-term notes	7,043,395	68,142	3.85	5,868,605	35,915	2.43
Collateral trust bonds	7,579,428	71,949	3.78	6,914,496	61,567	3.53
Guaranteed Underwriter Program notes payable	6,695,394	52,530	3.12	6,085,954	41,996	2.74
Farmer Mac notes payable	3,345,219	34,283	4.08	3,007,523	19,375	2.56
Other notes payable	1,821	18	3.93	4,716	28	2.36
Subordinated deferrable debt	1,211,112	20,448	6.72	986,536	12,888	5.18
Subordinated certificates	1,222,235	13,462	4.38	1,233,856	13,490	4.34
Total interest-bearing liabilities	$31,312,440	$316,281	4.02%	$29,128,661	$209,468	2.85%
Other liabilities(3)	557,475			582,764
Total liabilities(3)	31,869,915			29,711,425
Total equity(3)	2,639,829			2,178,059
Total liabilities and equity(3)	$34,509,744			$31,889,484
Net interest spread(5)			0.50%			1.05%
Impact of non-interest bearing funding(6)			0.27			0.19
Net interest income/net interest yield(7)		$64,675	0.77%		$97,510	1.24%

Adjusted net interest income/adjusted net interest yield:
Interest income		$380,956	4.52%		$306,978	3.90%
Interest expense		316,281	4.02		209,468	2.85
Add: Net periodic derivative cash settlements interest (income) expense(8)		(27,869)	(1.44)		10,785	0.54
Adjusted interest expense/adjusted average cost(9)		$288,412	3.66%		$220,253	3.00%
Adjusted net interest spread(7)			0.86			0.90
Impact of non-interest bearing funding(6)			0.24			0.20
Adjusted net interest income/adjusted net interest yield(10)		$92,544	1.10%		$86,725	1.10%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 2. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 2, totaled $910 million and $410 million as of August 31, 2023 and 2022, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,714 million and $7,973 million for the three months ended August 31, 2023 and 2022, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31,
	2023 versus 2022
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$25,400	$12,951	$12,449
Long-term variable-rate loans	10,881	2,256	8,625
Line of credit loans	36,635	7,187	29,448
Other, net	(28)	—	(28)
Total loans	72,888	22,394	50,494
Cash and investment securities	1,090	(767)	1,857
Total interest income	73,978	21,627	52,351

Interest expense:
Commercial paper	16,917	(2,730)	19,647
Other short-term borrowings	14,323	(1,286)	15,609
Short-term borrowings	31,240	(4,016)	35,256
Medium-term notes	32,227	7,072	25,155
Collateral trust bonds	10,382	5,736	4,646
Guaranteed Underwriter Program notes payable	10,534	4,079	6,455
Farmer Mac notes payable	14,908	2,117	12,791
Other notes payable	(10)	(17)	7
Subordinated deferrable debt	7,560	2,891	4,669
Subordinated certificates	(28)	(164)	136
Total interest expense	106,813	17,698	89,115
Net interest income	$(32,835)	$3,929	$(36,764)

Adjusted net interest income:
Interest income	$73,978	$21,627	$52,351
Interest expense	106,813	17,698	89,115
Net periodic derivative cash settlements interest expense(2)	(38,654)	(378)	(38,276)
Adjusted interest expense(3)	68,159	17,320	50,839
Adjusted net interest income	$5,819	$4,307	$1,512
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
(3)See “Non-GAAP Financial Measures” for additional information on our adjusted non-GAAP financial measures.

Reported Net Interest Income

Reported net interest income of $65 million for the current quarter decreased $33 million, or 34%, from the same prior-year quarter, driven by a decrease in the net interest yield of 47 basis points, or 38%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,345 million, or 8%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 8% was attributable to growth in average total loans of $2,483 million, or 8%, driven primarily by an increase in average long-term fixed-rate loans of

$1,356 million and an increase in average line of credit loans of $875 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

•Net Interest Yield: The decrease in the net interest yield of 47 basis points, or 38%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 117 basis points to 4.02%, which was partially offset by an increase in the average yield on interest-earning assets of 62 basis points to 4.52% and an increase in the benefit from non-interest bearing funding of 8 basis points to 0.27%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the sustained increase in the federal funds rate, which increased 300 basis points since August 31, 2022. The increase in average yields on line of credit and variable-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to higher interest rates on our short-term and variable-rate borrowings.

Adjusted Net Interest Income

Adjusted net interest income of $93 million for the current quarter increased $6 million, or 7%, from the same prior-year quarter driven by an increase in average interest-earning assets of $2,345 million, or 8%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 8% during the current quarter was driven by the growth in average total loans of $2,483 million, or 8%, attributable primarily to the increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The adjusted net interest yield remained unchanged at 1.10%, reflecting the combined impact of an increase in the average yield on interest-earning assets of 62 basis points to 4.52% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.24%, offset by an increase in our adjusted average cost of borrowings of 66 basis points to 3.66%, The increase in both average yield on interest-earning assets and adjusted average cost of borrowings was attributable to the continued high interest-rate environment since August 31, 2022, as discussed above.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest income of $28 million for the current quarter, compared with derivative cash settlements interest expense of $11 million for the same prior-year quarter.

Following the cessation of LIBOR on June 30, 2023, daily compounded SOFR replaced LIBOR as the floating-rate index for our interest rate swaps. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. The higher floating rates during the current quarter contributed to the derivative cash settlements interest income for the period. In comparison, the lower floating rates during the same prior-year quarter contributed to the derivative cash settlements interest expense for the period.

See “Non-GAAP Financial Measures” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $55 million and 0.17%, respectively, as of August 31, 2023. In comparison, our allowance for credit losses and allowance coverage ratio was $53 million and 0.16%, respectively, as of May 31, 2023.

We recorded a provision for credit losses of $1 million for the current quarter. In contrast, we recorded a provision for credit losses of $3 million for the same prior-year quarter. The current quarter provision for credit losses resulted from an increase of $3 million in the collective allowance, partially offset by a decrease of $1 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received from Brazos and Brazos Sandy Creek during the current quarter. The increase of $3 million in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

The provision for credit losses of $3 million for the same prior-year quarter was primarily attributable to an increase in the collective allowance due to loan portfolio growth and an increase in the asset-specific allowance for the Brazos Sandy Creek nonperforming loan as a result of the terms of a settlement of Brazos Sandy Creek’s rejection damages claim against Brazos approved by the bankruptcy court.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2023 Form 10-K. We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 4 presents the components of non-interest income (loss) recorded in our consolidated statements of operations for the three months ended August 31, 2023 and 2022.

Table 4: Non-Interest Income

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Non-interest income components:
Fee and other income	$4,537	$4,056
Derivative gains	189,887	93,587
Investment securities gains (losses)	2,933	(3,679)
Total non-interest income	$197,357	$93,964

The variance in non-interest income between the current quarter and the same prior-year quarter was primarily attributable to changes in the derivative gains recognized in our consolidated statements of operations. In addition, we experienced a favorable shift from losses to gains recorded on our debt and equity investment securities of $7 million for the current quarter compared with the same prior-year quarter. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

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

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”), and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only. The benchmark variable rate for the substantial majority of the floating-rate payments under our swap agreements is daily compounded SOFR as of August 31, 2023. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps; therefore, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening, inversion or steepening—will also impact the fair value of our derivatives.

Table 5 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations for the three months ended August 31, 2023 and 2022. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Derivative gains attributable to:
Derivative cash settlements interest income (expense)	$27,869	$(10,785)
Derivative forward value gains	162,018	104,372
Derivative gains	$189,887	$93,587

We recorded derivative gains of $190 million for the current quarter, attributable to increases in the medium- and longer-term swap interest rates. In comparison, we recorded derivative gains of $94 million for the same prior-year quarter, attributable to increases in interest rates across the entire swap curve during the period.

Our derivatives portfolio consisted of interest rate swaps with a total notional amount of $7,622 million and $7,816 million as of August 31, 2023 and May 31, 2023, respectively. As discussed above, our derivative portfolio consists of a higher proportion of longer-dated pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 79% and 78% of the outstanding notional amount of our derivative portfolio as of August 31, 2023 and May 31, 2023, respectively. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio. The average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and two years, respectively, as of August 31, 2023 and 19 years and three years, respectively, as of August 31, 2022.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 6 below.

Comparative Swap Curves

Table 6 below provides comparative swap curves as of August 31, 2023, May 31, 2023, August 31, 2022 and May 31, 2022.

Table 6: Comparative Swap Curves

6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
5.52%
5.40%
4.76%
4.59%
4.01%
3.81%
3.52%
3.82%
3.81%
3.65%
3.44%
3.10%
3.38%
3.24%
3.00%
2.89%
2.86%
2.93%
2.85%
1.61%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
August 31, 2023
May 31, 2023
August 31, 2022
May 31, 2022

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2023 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses. Table 7 presents the components of non-interest expense recorded in our consolidated statements of operations for the three months ended August 31, 2023 and 2022.

Table 7: Non-Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Non-interest expense components:
Salaries and employee benefits	$(15,874)	$(13,778)
Other general and administrative expenses	(15,629)	(11,741)
Operating expenses	(31,503)	(25,519)
Losses on early extinguishment of debt	(939)	—
Other non-interest expense	(178)	(322)
Total non-interest expense	$(32,620)	$(25,841)

Non-interest expense of $33 million for current quarter, increased $7 million, or 26%, from the same prior-year quarter, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries, information technology, depreciation and amortization expenses, and member relations expenses. During the current quarter, we redeemed $100 million in principal amount of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to the unamortized debt issuance costs.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for both the current quarter and the same prior-year quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $682 million, or 2%, to $34,694 million as of August 31, 2023, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $523 million, or 2%, to $31,946 million as of August 31, 2023, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $159 million to $2,748 million as of August 31, 2023, attributable to our reported net income of $228 million for the current quarter, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

Below is a discussion of changes in the major components of our assets and liabilities during the current quarter. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC and RTFC. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2023 Form 10-K.

Loans Outstanding

Loans to members totaled $33,097 million and $32,532 million as of August 31, 2023 and May 31, 2023, respectively. Loans to CFC distribution and power supply borrowers accounted for 96% of total loans to members as of both August 31, 2023 and May 31, 2023. The increase in loans to members of $565 million, or 2%, from May 31, 2023, was primarily attributable to net increases in long-term and line of credit loans of $326 million and $239 million, respectively. The $239 million increase in line of credit loans was primarily attributable to funding provided for higher member operating costs, working capital and RUS bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans of $381 million, $134 million, $32 million and $51 million, respectively, partially offset by a decrease in NCSC loans of $33 million.

Long-term loan advances totaled $711 million during the current quarter, of which approximately 87% was provided to members for capital expenditures and approximately 13% was provided for other purposes, primarily asset acquisitions. In comparison, long-term loan advances totaled $815 million during the same prior-year quarter, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. Of the $711 million total long-term loans advanced during the current quarter, $659 million were fixed-rate loan advances with a weighted average fixed-rate term of 14 years. In comparison, of the $815 million total long-term loans advanced during the same prior-year quarter, $747 million were fixed-rate loan advances with a weighted average fixed-rate term of 21 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,558 million as of August 31, 2023, from approximately $2,355 million as of May 31, 2023.

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

Debt Outstanding

Table 8 displays the composition, by product type, of our outstanding debt as of August 31, 2023 and May 31, 2023. Table 8 also displays the composition of our debt based on several additional selected attributes.

Table 8: Debt—Total Debt Outstanding

(Dollars in thousands)	August 31, 2023	May 31, 2023	Change
Debt product type:
Commercial paper:
Members, at par	$1,309,508	$1,017,431	$292,077
Dealer, net of discounts	1,088,343	1,293,167	(204,824)
Total commercial paper	2,397,851	2,310,598	87,253
Select notes to members	1,550,697	1,630,799	(80,102)
Daily liquidity fund notes to members	265,832	238,329	27,503
Medium-term notes:
Members, at par	782,310	731,809	50,501
Dealer, net of discounts	6,122,478	6,131,608	(9,130)
Total medium-term notes	6,904,788	6,863,417	41,371
Collateral trust bonds	7,582,174	7,577,973	4,201
Guaranteed Underwriter Program notes payable	6,670,146	6,720,643	(50,497)
Farmer Mac notes payable	3,625,953	3,149,898	476,055
Other notes payable	1,168	1,166	2
Subordinated deferrable debt	1,184,197	1,283,436	(99,239)
Members’ subordinated certificates:
Membership subordinated certificates	628,614	628,614	—
Loan and guarantee subordinated certificates	347,249	348,349	(1,100)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,222,026	1,223,126	(1,100)
Total debt outstanding	$31,404,832	$30,999,385	$405,447

Security type:
Secured debt	57%	56%
Unsecured debt	43	44
Total	100%	100%

Funding source:
Members	16%	16%
Other non-capital market:
Guaranteed Underwriter Program notes payable	21	22
Farmer Mac notes payable	12	10
Total other non-capital market	33	32
Capital markets	51	52
Total	100%	100%

Interest rate type:
Fixed-rate debt	80%	80%
Variable-rate debt	20	20
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	94%	94%
Variable-rate debt(2)	6	6
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	16%	15%
Long-term and subordinated debt(4)	84	85
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $405 million, or 1%, to $31,405 million as of August 31, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,088 million as of August 31, 2023 was within our quarter-end target range of $1,000 million to $1,500 million. We provide additional information on our financing activities for the three months ended August 31, 2023 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 9 displays member debt outstanding, by product type, as of August 31, 2023 and May 31, 2023.

Table 9: Debt—Member Investments

	August 31, 2023		May 31, 2023		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,309,508	55%	$1,017,431	44%	$292,077
Select notes	1,550,697	100	1,630,799	100	(80,102)
Daily liquidity fund notes	265,832	100	238,329	100	27,503
Medium-term notes	782,310	11	731,809	11	50,501
Members’ subordinated certificates	1,222,026	100	1,223,126	100	(1,100)
Total member investments	$5,130,373		$4,841,494		$288,879

Percentage of total debt outstanding	16%		16%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 16% of total debt outstanding as of both August 31, 2023 and May 31, 2023. Member investments totaled $5,130 million as of August 31, 2023, an increase of $289 million from May 31, 2023, primarily attributable to the increase in short-term member investments as our members had more excess cash on hand. Over the last twelve fiscal quarters, our member investments have averaged $5,122 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,124 million as of August 31, 2023, from $4,546 million as of May 31, 2023, primarily driven by increase in short-term notes payable advanced under the Farmer Mac revolving purchase agreement and short-term member investments, partially offset by a decrease in outstanding dealer commercial paper. Short-term borrowings accounted for 16% and 15% of total debt outstanding as of August 31, 2023 and May 31, 2023, respectively.

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

Long-term and subordinated debt decreased to $26,280 million as of August 31, 2023, from $26,453 million as of May 31, 2023, primarily due to the early redemption of $100 million of our subordinated deferrable debt, and the repayments of $50 million in notes payable under the Guaranteed Underwriter Program and $24 million in notes payable under the Farmer Mac revolving purchase agreement. Long-term and subordinated debt accounted for 84% and 85% of total debt outstanding as of August 31, 2023 and May 31, 2023, respectively.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 10 presents the components of total CFC equity and total equity as of August 31, 2023 and May 31, 2023.

Table 10: Equity

(Dollars in thousands)	August 31, 2023	May 31, 2023
Equity components:
Membership fees and educational fund:
Membership fees	$969	$969
Educational fund	2,116	2,565
Total membership fees and educational fund	3,085	3,534
Patronage capital allocated	934,135	1,006,115
Members’ capital reserve	1,202,152	1,202,152
Total allocated equity	2,139,372	2,211,801
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	342,624	92,363
Year-to-date derivative forward value gains (1)	161,254	250,261
Period-end cumulative derivative forward value gains(1)	503,878	342,624
Other unallocated net income (loss)	65,894	(709)
Unallocated net income	569,772	341,915
CFC retained equity	2,709,144	2,553,716
Accumulated other comprehensive income	8,241	8,343
Total CFC equity	2,717,385	2,562,059
Noncontrolling interests	30,542	27,190
Total equity	$2,747,927	$2,589,249
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 28 in the “Non-GAAP Financial Measures” section below. Also, see “Note 14—Business Segments” for the statements of operations for CFC.

The increase in total equity of $159 million to $2,748 million as of August 31, 2023 was attributable to our reported net income of $228 million for the current quarter, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2023 Form 10-K. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

In May 2023, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2023 to the cooperative educational fund. In July 2023, the CFC Board of Directors authorized the allocation of fiscal year 2023 adjusted net income as follows: $110 million to members in the form of patronage capital and $140 million to the members’ capital reserve.

In July 2023, the CFC Board of Directors also authorized the retirement of patronage capital totaling $72 million, of which $55 million represented 50% of the patronage capital allocation for fiscal year 2023, and $17 million represented the portion of the allocation from fiscal year 1998 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2023. The remaining portion of the patronage capital allocation for fiscal year 2023 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our rated debt instruments. Accordingly, we have a risk-management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk tolerance as well as risk limits and related guidelines, in the context of CFC’s mission and strategic objectives and initiatives. We provide a discussion of our risk management framework in our 2023 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2023 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain nonlending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and purchasing investment securities. We provide additional information on our credit risk-management framework under “Item 7. MD&A—Credit Risk—Credit Risk Management” in our 2023 Form 10-K.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $32,545 million and $32,032 million as of August 31, 2023 and May 31, 2023, respectively, representing 98% and 99% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 87% of total loans outstanding as of both August 31, 2023 and May 31, 2023.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 11 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of August 31, 2023 and May 31, 2023. Of our total loans outstanding, 92% were secured as of both August 31, 2023 and May 31, 2023.

Table 11: Loans—Loan Portfolio Security Profile

	August 31, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$24,012,128	93%	$1,806,096	7%	$25,818,224
Power supply	4,709,602	85	860,952	15	5,570,554
Statewide and associate	182,305	78	49,987	22	232,292
Total CFC	28,904,035	91	2,717,035	9	$31,621,070
NCSC	910,605	99	12,842	1	923,447
RTFC	509,464	95	29,512	5	538,976
Total loans outstanding(1)	$30,324,104	92	$2,759,389	8	$33,083,493

Loan type:
Long-term loans:
Fixed rate	$28,547,292	99%	$161,556	1%	$28,708,848
Variable rate	1,010,501	100	1,680	—	1,012,181
Total long-term loans	29,557,793	99	163,236	1	29,721,029
Line of credit loans	766,311	23	2,596,153	77	3,362,464
Total loans outstanding(1)	$30,324,104	92	$2,759,389	8	$33,083,493

	May 31, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,736,624	93%	$1,700,453	7%	$25,437,077
Power supply	4,633,558	85	803,684	15	5,437,242
Statewide and associate	157,342	79	43,026	21	200,368
Total CFC	$28,527,524	92	2,547,163	8	31,074,687
NCSC	925,925	97	30,949	3	956,874
RTFC	462,209	95	25,579	5	487,788
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349

Loan type:
Long-term loans:
Fixed rate	$28,203,752	99%	$167,606	1%	$28,371,358
Variable rate	1,022,841	100	1,812	—	1,024,653
Total long-term loans	29,226,593	99	169,418	1	29,396,011
Line of credit loans	689,065	22	2,434,273	78	3,123,338
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both August 31, 2023 and May 31, 2023.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $32,545 million and $32,032 million as of August 31, 2023 and May 31, 2023, respectively, and represented approximately 98% and 99% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $121 million and $123 million as of August 31, 2023 and May 31, 2023, respectively.

Single-Obligor Concentration

Table 12 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of August 31, 2023 and May 31, 2023. Our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of both August 31, 2023 and May 31, 2023. The largest total exposure to a single borrower or controlled group represented 1% of total loans outstanding as of both August 31, 2023 and May 31, 2023.

Table 12: Loans—Loan Exposure to 20 Largest Borrowers

	August 31, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$3,644,193	11%	$3,600,193	11%
Power supply	2,929,766	9	2,782,098	9
Total CFC	6,573,959	20	6,382,291	20
NCSC	202,849	—	205,321	—
Total loan exposure to 20 largest borrowers	6,776,808	20	6,587,612	20
Less: Loans covered under Farmer Mac standby purchase commitment	(224,023)	—	(266,754)	(1)
Net loan exposure to 20 largest borrowers	$6,552,785	20%	$6,320,858	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $428 million and $436 million as of August 31, 2023 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $224 million and $267 million as of August 31, 2023 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to $6,553 million and $6,321 million as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 883 and 884 as of August 31, 2023 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 883 and 884 borrowers with loans outstanding as of August 31, 2023 and May 31, 2023, respectively, 50 and 52 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 66 and 69 borrowers with loans outstanding as of August 31, 2023 and May 31, 2023, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,637 million and $5,529 million as of August 31, 2023 and May 31, 2023, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $153 million and $155 million as of August 31, 2023 and May 31, 2023, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,484 million and $5,373 million as of each respective date. See “Note 4—Loans” for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Therefore, as part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for exercising remedies. We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing the allowance for credit losses.

On June 1, 2023, we adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures, using the prospective adoption method. The ASU eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty, which are to be applied prospectively. For additional information on the adoption of ASU 2022-02 see “Note 1—Summary of Significant Accounting Policies.”

We had no loan modifications to borrowers experiencing financial difficulty during the three months ended August 31, 2023.

Troubled Debt Restructurings—Prior to Adoption of ASU 2022-02

As discussed above, ASU 2022-02 eliminated the accounting guidance for TDRs. Prior to the adoption of ASU 2022-02, a loan restructuring or modification of terms is accounted for as TDR if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that we would not otherwise consider.

We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during the three months ended February 28, 2023, which were on non-accrual status as of May 31, 2023. During the current quarter, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

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

We had a loan to one CFC electric power supply borrower totaling $85 million classified as nonperforming as of August 31, 2023. In comparison, we had loans to two CFC electric power supply borrowers totaling $89 million classified as nonperforming as of May 31, 2023. Nonperforming loans represented 0.26% and 0.27% of total loans outstanding as of August 31, 2023 and May 31, 2023, respectively. The reduction in nonperforming loans of $4 million was due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during the current quarter.

Net Charge-Offs

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no charge-offs during the current quarter and the same prior-year quarter. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during the current quarter. The additional payment received of $1 million was recorded as a loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts, which resulted in an annualized net recovery rate of 0.01% for the current quarter. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $288 million and $323 million as of August 31, 2023 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $35 million in criticized loans was primarily due to loan payments received from a CFC electric distribution borrower in the special mention category and Brazos and Brazos Sandy Creek in the doubtful category during the current quarter, as discussed above. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

We provide additional information on our borrower risk rating framework in our 2023 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

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

Table 13 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of August 31, 2023 and May 31, 2023 and the allowance components as of each date.

Table 13: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2023			May 31, 2023
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$25,818,224	$15,722	0.06%	$25,437,077	$14,924	0.06%
Power supply	5,570,554	33,434	0.60	5,437,242	33,306	0.61
Statewide and associate	232,292	1,198	0.52	200,368	1,194	0.60
Total CFC	31,621,070	50,354	0.16	31,074,687	49,424	0.16
NCSC	923,447	2,612	0.28	956,874	2,464	0.26
RTFC	538,976	1,960	0.36	487,788	1,206	0.25
Total	$33,083,493	$54,926	0.17	$32,519,349	$53,094	0.16

Allowance components:
Collective allowance	$32,990,830	$29,792	0.09%	$32,398,910	$27,335	0.08%
Asset-specific allowance	92,663	25,134	27.12	120,439	25,759	21.39
Total allowance for credit losses	$33,083,493	$54,926	0.17	$32,519,349	$53,094	0.16

Allowance coverage ratios:
Nonaccrual loans (3)	$84,987		64.63%	$112,209		47.32%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $13 million as of both August 31, 2023 and May 31, 2023.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.26% and 0.35% of total loans outstanding as of August 31, 2023 and May 31, 2023, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio increased to $55 million and 0.17%, respectively, as of August 31, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC power supply loan.

We discuss our methodology for estimating the allowance for credit losses under the CECL model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in “MD&A—Critical Accounting Estimates—Allowance for Credit Losses” in our 2023 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $200 million and $462 million, respectively, as of August 31, 2023. The primary credit exposure associated with investments held in our other investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of August 31, 2023, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2023.

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

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2023 and May 31, 2023, respectively, and from AA- to BBB+ and AA- to A- by S&P as of August 31, 2023 and May 31, 2023, respectively. The total outstanding notional amount of derivatives with these counterparties was $7,622 million and $7,816 million as of August 31, 2023 and May 31, 2023, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of our derivatives as of August 31, 2023 and May 31, 2023, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $509 million and $349 million as of August 31, 2023 and May 31, 2023, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities.”

See “Item 1A. Risk Factors” in our 2023 Form 10-K and “Item 1A. Risk Factors” of this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2023 Form 10-K.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 14 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2023 and May 31, 2023.

Table 14: Available Liquidity

	August 31, 2023			May 31, 2023
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$200	$—	$200	$199	$—	$199
Debt securities investment portfolio(1)	425	—	425	475	—	475
Total cash and investment debt securities	625	—	625	674	—	674
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,600	2	2,598	2,600	2	2,598
Guaranteed Underwriter Program committed facilities—secured(3)	9,473	8,448	1,025	9,473	8,448	1,025
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,626	2,374	6,000	3,150	2,850
Total committed credit facilities	18,073	12,076	5,997	18,073	11,600	6,473
Total available liquidity	$18,698	$12,076	$6,622	$18,747	$11,600	$7,147
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both August 31, 2023 and May 31, 2023, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Although as a nonbank financial institution we are not subject to regulatory liquidity requirements, our liquidity management framework includes monitoring our liquidity and funding positions on an ongoing basis and assessing our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal payment amounts, as well as our continued ability to access the capital markets and other non-capital market related funding sources.

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

Table 15 presents our primary liquidity coverage ratios as of August 31, 2023 and May 31, 2023 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 15: Liquidity Coverage Ratios

(Dollars in millions)	August 31, 2023	May 31, 2023
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,622	$7,147
Debt scheduled to mature over next 12 months:
Short-term borrowings	5,124	4,546
Long-term and subordinated debt scheduled to mature over next 12 months	1,887	2,383
Total debt scheduled to mature over next 12 months	7,011	6,929
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(389)	$218

Liquidity coverage ratio	0.94	1.03

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,622	$7,147
Total debt scheduled to mature over next 12 months	7,011	6,929
Exclude: Member short-term investments	(3,536)	(3,253)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,475	3,676
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$3,147	$3,471

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.91	1.94
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 14.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $462 million as of August 31, 2023, consisting of debt securities with a fair value of $425 million and equity securities with a fair value of $37 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $510 million as of May 31, 2023, consisting of debt securities with a fair value of $475 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both August 31, 2023 and May 31, 2023; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,073 million as of both August 31, 2023 and May 31, 2023, and the aggregate amount available for access totaled $5,997 million and $6,473 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. The total commitment amount under the three-year facility and the four-year facility was $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 16 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2023.

Table 16: Committed Bank Revolving Line of Credit Agreements

	August 31, 2023
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2023; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 14, we had accessed $8,448 million under the Guaranteed Underwriter Program and up to $1,025 million was available for borrowing as of August 31, 2023. Of the $1,025 million available borrowing amount, $275 million is available for advance through July 15, 2026 and $750 million is available for advance through July 15, 2027. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,670 million as of August 31, 2023. On September 11, 2023, we executed a commitment letter for the guarantee by RUS of a $450 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. On September 27, 2023, we borrowed $275 million under the Guaranteed Underwriter Program.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,626 million and $3,150 million as of August 31, 2023 and May 31, 2023, respectively. We borrowed $500 million in short-term notes payable under this note purchase agreement with Farmer Mac during the current quarter. As displayed in Table 14, the amount available for borrowing under this agreement was $2,374 million as of August 31, 2023. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $578 million to $5,124 million as of August 31, 2023, from $4,546 million as of May 31, 2023, and accounted for 16% and 15% of total debt outstanding as of each respective period. The increase in short-term borrowings was primarily driven by the increase in short-term notes payable advanced under the Farmer Mac revolving note purchase agreement and short-term member investments, partially offset by the decrease in outstanding dealer commercial paper.

Member investments have historically been our primary source of short-term borrowings. Table 17 displays the composition, by funding source, of our short-term borrowings as of August 31, 2023 and May 31, 2023. As indicated in Table 17, members’ investments represented 69% and 72% of our outstanding short-term borrowings as of August 31, 2023 and May 31, 2023, respectively.

Table 17: Short-Term Borrowings—Funding Sources

	August 31, 2023		May 31, 2023
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,535,992	69%	$3,253,108	72%
Farmer Mac notes payable	500,000	10	—	—
Capital markets	1,088,343	21	1,293,167	28
Total	$5,124,335	100%	$4,546,275	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,088 million and $1,293 million as of August 31, 2023 and May 31, 2023, respectively, was within our quarter-end target range of $1,000 million to $1,500 million.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $26,280 million and $26,453 million as of August 31, 2023 and May 31, 2023, respectively, and accounted for 84% and 85% of total debt outstanding as of each respective date. The decrease in long-term and subordinated debt was primarily due to debt repayments totaling $612 million during the current quarter, partially offset by debt issuances totaling $435 million during the current fiscal year, as presented below in Table 18.

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

We intend to file a new registration statement registering an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt prior to the expiration of the existing shelf registration statement in October 2023.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 18 summarizes long-term and subordinated debt issuances and repayments during the three months ended August 31, 2023.

Table 18: Long-Term and Subordinated Debt— Issuances and Repayments

	Three Months Ended August 31, 2023
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Guaranteed Underwriter Program notes payable	$—	$50,496
Farmer Mac notes payable	—	23,945
Medium-term notes sold to members	23,645	16,550
Medium-term notes sold to dealers	411,651	419,752
Subordinated deferrable debt	—	100,000
Members’ subordinated certificates	—	1,100
Total	$435,296	$611,843
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 19 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding of as of August 31, 2023, in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

Table 19: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2024	$1,770,551	7%
2025	2,300,339	9
2026	3,546,046	13
2027	1,704,161	6
2028	2,164,450	8
Thereafter	15,043,379	57
Total	$26,528,926	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of August 31, 2023, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $158 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities under the above “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $31,405 million as of August 31, 2023, $17,879 million, or 57%, was secured by pledged loans totaling $20,798 million. In comparison, of our total debt outstanding of $30,999 million as of May 31, 2023, $17,450 million, or 56%, was secured by pledged loans totaling $21,038 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 20 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2023 and May 31, 2023.

Table 20: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2023	May 31, 2023
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	111%	115%
Collateral trust bonds 2007 indenture	100	150	112	114
Guaranteed Underwriter Program notes payable	100	150	117	117
Farmer Mac notes payable	100	150	117	136
Clean Renewable Energy Bonds Series 2009A(2)	100	150	126	129
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged.

Table 21 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2023 and May 31, 2023.

Table 21: Loans—Unencumbered Loans

(Dollars in thousands)	August 31, 2023	May 31, 2023
Total loans outstanding(1)	$33,083,493	$32,519,349
Less: Loans required pledged under secured debt agreements(2)	(18,089,908)	(17,664,350)
Loans pledged in excess of required amount(2)(3)	(2,708,499)	(3,373,580)
Total pledged loans	(20,798,407)	(21,037,930)
Unencumbered loans	$12,285,086	$11,481,419

Unencumbered loans as a percentage of total loans outstanding	37%	35%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both August 31, 2023 and May 31, 2023.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 21, we had excess loans pledged as collateral totaling $2,708 million and $3,374 million as of August 31, 2023 and May 31, 2023, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in the “Liquidity Risk” section and additional information on pledged loans in “Note 4—Loans” of this Report. For additional detail on each of our debt product types, refer to “Note 5—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2023 Form 10-K.

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

Projected Near-Term Sources and Uses of Funds

Table 22 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending February 28, 2025. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2023 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 22: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

2Q FY2024	$705	$361	$1,066	$698	$1,062	$1,760
3Q FY2024	1,691	365	2,056	1,169	940	2,109
4Q FY2024	225	374	599	251	703	954
1Q FY2025	594	387	981	208	737	945
2Q FY2025	1,111	377	1,488	865	727	1,592
3Q FY2025	1,658	381	2,039	1,227	731	1,958
Total	$5,984	$2,245	$8,229	$4,418	$4,900	$9,318
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended February 28, 2025.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 22, we currently project long-term advances of $3,442 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,487 million, resulting in net loan growth of approximately $1,955 million over the next 12 months.

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

Table 23 displays our credit ratings as of August 31, 2023, which remain unchanged as of the date of this Report. In September 2023, Fitch affirmed CFC’s credit ratings and stable outlook.

Table 23: Credit Ratings

August 31, 2023
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Ratings and outlook confirmation date	February 16, 2023	December 7, 2022	February 6, 2023
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 11.63 as of August 31, 2023, from 12.14 as of May 31, 2023, primarily due to an increase in equity from our reported net income of $228 million for the current quarter, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6-to-1, the adjusted debt-to-equity ratio increased to 6.31 as of August 31, 2023 from 6.04 as of May 31, 2023, and was above our targeted goal, largely due to the combined impact of an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and a decrease in adjusted equity. The decrease in adjusted equity was primarily due to the early redemption during the current quarter of $100 million in principal amount of our $400 million subordinated deferrable debt due 2043 and the CFC Board of Directors’ authorized patronage capital retirement in July 2023, partially offset by our current-quarter adjusted net income.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2023.

As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP financial measures disclosed in this Report to the most comparable U.S. GAAP financial measures below in “Non-GAAP Financial Measures.” See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2023 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility can have a significant impact on the earnings and overall financial condition of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest-rate sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2023 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

Interest Rate Risk Assessment

Our Asset Liability Management (“ALM”) framework includes the use of analytic tools and capabilities, enabling CFC to generate a comprehensive profile of our interest rate risk exposure. We routinely measure and assess our interest rate risk exposure using various methodologies through the use of ALM models that enable us to accurately measure and monitor our interest rate risk exposure under multiple interest rate scenarios using several different techniques. Below we present two measures used to assess our interest rate risk exposure: (i) the interest rate sensitivity of projected net interest income and adjusted net interest income; and (ii) duration gap.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,955 million over the next 12 months. The September 2023 consensus market outlook for interest rates indicated rising interest rates across the yield curve during the remainder of 2023, followed by a decrease in short-term interest rates during 2024. The yield curve is expected to remain inverted for the remainder of 2023 and, given the expected drop in short-term interest rates in the following year, the yield curve inversion is expected to narrow in 2024, and remain inverted beyond that period. Based on this yield curve forecast, we anticipate a decrease in our reported net interest income and reported net interest yield over the next 12 months relative to the 12-month period ended August 31, 2023. However, we project an increase in our adjusted net interest income and adjusted net interest yield over the next 12 months compared with the 12-month period ended August 31, 2023. This is primarily attributable to the expected significant increase in our derivative net periodic cash settlements income, which will contribute to reducing our adjusted cost of borrowings. Additionally, we anticipate a sustained expansion of our loan portfolio, with the variable-rate line of credit loans outstanding remaining at an elevated level. The anticipated improvement in our adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2023, is due to the current yield curve assumptions and our balance sheet position.

Table 24 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of August 31, 2023 and May 31, 2023. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 24: Interest Rate Sensitivity Analysis

	August 31, 2023			May 31, 2023
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(5.29)%	5.38%	(6.84)%	(4.41)%	4.70%	(5.88)%
Derivative cash settlements	13.04%	(14.11)%	8.39%	11.50%	(11.58)%	9.38%
Adjusted net interest income(2)	7.75%	(8.73)%	1.55%	7.09%	(6.88)%	3.50%
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

The changes in the sensitivity measures between August 31, 2023 and May 31, 2023 are primarily attributable to a slight increase in the amount of variable rate assets being funded with fixed rate debt, changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 24 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of August 31, 2023, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of August 31, 2023, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap widened to negative 1.98 months as of August 31, 2023, from negative 1.34 months as of May 31, 2023 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The widening of the duration gap is primarily due to an increase in line of credit loans outstanding of $239 million, which reduced the duration of interest-earning assets.

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

NON-GAAP FINANCIAL MEASURES

As discussed above in the section “Summary of Selected Financial Data,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2023 Form 10-K for a discussion of each of our non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 25 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP financial measures for the three months ended August 31, 2023 and 2022. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 25: Adjusted Net Income

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Adjusted net interest income:
Interest income	$380,956	$306,978
Interest expense	(316,281)	(209,468)
Include: Derivative cash settlements interest income (expense)(1)	27,869	(10,785)
Adjusted interest expense	(288,412)	(220,253)
Adjusted net interest income	$92,544	$86,725

Adjusted total revenue:
Net interest income	$64,675	$97,510
Fee and other income	4,537	4,056
Total revenue	69,212	101,566
Include: Derivative cash settlements interest income (expense)(1)	27,869	(10,785)
Adjusted total revenue	$97,081	$90,781

Adjusted net income:
Net income	$228,284	$161,874
Exclude: Derivative forward value gains(2)	162,018	104,372
Adjusted net income	$66,266	$57,502
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

TIER and Adjusted TIER

Table 26 displays the calculation of our TIER and adjusted TIER for the three months ended August 31, 2023 and 2022.

Table 26: TIER and Adjusted TIER

	Three Months Ended August 31,
	2023	2022
TIER (1)	1.72	1.77

Adjusted TIER (2)	1.23	1.26
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 27 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2023 and May 31, 2023. As indicated in Table 27, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 27: Adjusted Liabilities and Equity

(Dollars in thousands)	August 31, 2023	May 31, 2023
Adjusted total liabilities:
Total liabilities	$31,946,236	$31,422,811
Exclude:
Derivative liabilities	108,239	115,074
Debt used to fund loans guaranteed by RUS	120,553	122,873
Subordinated deferrable debt	1,184,197	1,283,436
Subordinated certificates	1,222,026	1,223,126
Adjusted total liabilities	$29,311,221	$28,678,302

Adjusted total equity:
Total equity	$2,747,927	$2,589,249
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(1)	343,098	90,831
Year-to-date derivative forward value gains(1)	162,018	252,267
Period-end cumulative derivative forward value gains(1)	505,116	343,098
AOCI attributable to derivatives(2)	923	1,001
Subtotal	506,039	344,099
Include:
Subordinated deferrable debt	1,184,197	1,283,436
Subordinated certificates	1,222,026	1,223,126
Subtotal	2,406,223	2,506,562
Adjusted total equity	$4,648,111	$4,751,712
____________________________
(1) Represents consolidated total derivative forward value gains.
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 28 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2023 and May 31, 2023.

Table 28: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2023	May 31, 2023
Debt-to equity ratio:
Total liabilities	$31,946,236	$31,422,811
Total equity	2,747,927	2,589,249
Debt-to-equity ratio (1)	11.63	12.14

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$29,311,221	$28,678,302
Adjusted total equity(2)	4,648,111	4,751,712
Adjusted debt-to-equity ratio(3)	6.31	6.04
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.

(2) See Table 27 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 29 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2023 and May 31, 2023. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 29: Members’ Equity

(Dollars in thousands)	August 31, 2023	May 31, 2023
Members’ equity:
Total CFC equity	$2,717,385	$2,562,059
Exclude:
Accumulated other comprehensive income	8,241	8,343
Period-end cumulative derivative forward value gains attributable to CFC(1)	503,878	342,624
Subtotal	512,119	350,967
Members’ equity	$2,205,266	$2,211,092
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of August 31, 2023 and May 31, 2023 are presented above in Table 27.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Interest income	$380,956	$306,978
Interest expense	(316,281)	(209,468)
Net interest income	64,675	97,510
Provision for credit losses	(800)	(3,496)
Net interest income after provision for credit losses	63,875	94,014
Non-interest income:
Fee and other income	4,537	4,056
Derivative gains	189,887	93,587
Investment securities gains (losses)	2,933	(3,679)
Total non-interest income	197,357	93,964
Non-interest expense:
Salaries and employee benefits	(15,874)	(13,778)
Other general and administrative expenses	(15,629)	(11,741)
Losses on early extinguishment of debt	(939)	—
Other non-interest expense	(178)	(322)
Total non-interest expense	(32,620)	(25,841)
Income before income taxes	228,612	162,137
Income tax provision	(328)	(263)
Net income	228,284	161,874
Less: Net income attributable to noncontrolling interests	(427)	(193)
Net income attributable to CFC	$227,857	$161,681

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Net income	$228,284	$161,874
Other comprehensive income (loss):
Reclassification to earnings of realized gains on derivatives	(155)	(189)
Defined benefit plan adjustments	53	100
Other comprehensive loss	(102)	(89)
Total comprehensive income	228,182	161,785
Less: Total comprehensive income attributable to noncontrolling interests	(427)	(193)
Total comprehensive income attributable to CFC	$227,755	$161,592

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2023	May 31, 2023
Assets:
Cash and cash equivalents	$199,552	$198,936
Restricted cash	9,290	8,301
Total cash, cash equivalents and restricted cash	208,842	207,237
Investment securities:
Debt securities trading, at fair value	425,331	474,875
Equity securities, at fair value	36,780	35,494
Total investment securities, at fair value	462,111	510,369
Loans to members	33,096,646	32,532,086
Less: Allowance for credit losses	(54,926)	(53,094)
Loans to members, net	33,041,720	32,478,992
Accrued interest receivable	177,351	172,723
Other receivables	30,613	31,243
Fixed assets, net of accumulated depreciation of $78,626 and $77,508 as of August 31, 2023 and May 31, 2023, respectively	85,521	86,011
Derivative assets	615,866	460,762
Other assets	72,139	64,723
Total assets	$34,694,163	$34,012,060

Liabilities:
Accrued interest payable	$274,554	$212,340
Debt outstanding:
Short-term borrowings	5,124,335	4,546,275
Long-term debt	23,874,274	23,946,548
Subordinated deferrable debt	1,184,197	1,283,436
Members’ subordinated certificates:
Membership subordinated certificates	628,614	628,614
Loan and guarantee subordinated certificates	347,249	348,349
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,222,026	1,223,126
Total debt outstanding	31,404,832	30,999,385
Patronage capital retirement payable	69,053	—
Deferred income	37,099	38,601
Derivative liabilities	108,239	115,074
Other liabilities	52,459	57,411
Total liabilities	31,946,236	31,422,811

Equity:
CFC equity:
Retained equity	2,709,144	2,553,716
Accumulated other comprehensive income	8,241	8,343
Total CFC equity	2,717,385	2,562,059
Noncontrolling interests	30,542	27,190
Total equity	2,747,927	2,589,249
Total liabilities and equity	$34,694,163	$34,012,060

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended August 31, 2023
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	—	—	—	227,857	227,857	—	227,857	427	228,284
Other comprehensive loss	—	—	—	—	—	(102)	(102)	—	(102)
Patronage capital retirement	—	(71,980)	—	—	(71,980)	—	(71,980)	—	(71,980)
Other	(449)	—	—	—	(449)	—	(449)	2,925	2,476
Balance as of August 31, 2023	$3,085	$934,135	$1,202,152	$569,772	$2,709,144	$8,241	$2,717,385	$30,542	$2,747,927

	Three Months Ended August 31, 2022
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	161,681	161,681	—	161,681	193	161,874
Other comprehensive loss	—	—	—	—	—	(89)	(89)	—	(89)
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	—	(58,892)
Other	(335)	—	—	—	(335)	—	(335)	2,408	2,073
Balance as of August 31, 2022	$3,052	$896,096	$1,062,286	$253,335	$2,214,769	$2,169	$2,216,938	$29,997	$2,246,935
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$228,284	$161,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(1,698)	(1,974)
Amortization of debt issuance costs and discounts	7,177	7,123
Amortization of guarantee fee	5,121	4,653
Depreciation and amortization	2,720	1,311
Provision for credit losses	800	3,496
Loss on early extinguishment of debt	939	—
Unrealized (gains) losses on equity and debt securities	(4,038)	2,446
Derivative forward value gains	(162,018)	(104,372)
Advances on loans held for sale	(39,000)	(69,000)
Proceeds from sales of loans held for sale	39,000	112,800
Changes in operating assets and liabilities:
Accrued interest receivable	(4,628)	(20,338)
Accrued interest payable	62,214	66,972
Deferred income	196	740
Other	(18,855)	(20,216)
Net cash provided by operating activities	116,214	145,515

Cash flows from investing activities:
Advances on loans held for investment, net	(563,112)	(667,442)
Investments in fixed assets, net	(1,085)	(4,532)
Purchase of trading securities	—	(48,276)
Proceeds from sales and maturities of trading securities	51,191	46,170
Net cash used in investing activities	(513,006)	(674,080)

Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	182,251	310,868
Proceeds from short-term borrowings with original maturity > 90 days	1,150,142	654,762
Repayments of short-term borrowings with original maturity > 90 days	(754,333)	(675,971)
Proceeds from issuance of long-term debt, net of discount and issuance costs	432,366	724,300
Payments for retirement of long-term debt	(510,743)	(408,323)
Payments for issuance costs for subordinated deferrable debt	(185)	—
Payments for retirement of subordinated deferrable debt	(100,000)	—
Proceeds from issuance of members’ subordinated certificates	—	3,330
Payments for retirement of members’ subordinated certificates	(1,100)	(963)
Repayments for membership fees, net	(1)	—
Net cash provided by financing activities	398,397	608,003
Net increase in cash, cash equivalents and restricted cash	1,605	79,438
Beginning cash, cash equivalents and restricted cash	207,237	161,114
Ending cash, cash equivalents and restricted cash	$208,842	$240,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$248,345	$139,482
Cash paid for income taxes	260	2
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

In April 2023 and June 2023, RTFC’s and NCSC’s members, respectively, approved the sale of RTFC’s business to NCSC. We intend to complete the consolidation of RTFC and NCSC within the fiscal year ended May 31, 2024, subject to meeting certain closing conditions. In October 2023, in connection with the consolidation transaction, the Board of Directors approved the early retirement of allocated but unretired patronage capital at a discounted amount of $52 million, which may be subject to adjustment at the closing of the consolidation transaction. In addition, CFC’s and RTFC’s Board of Directors approved the early redemption of $12 million of members’ subordinated certificates, which is expected to occur prior to the closing of the consolidation transaction.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”).

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
New Accounting Standards Adopted in Fiscal Year 2024

Financial Instruments-Credit Losses, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDR”) by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities, such as CFC, that have adopted the CECL accounting standard. We adopted the guidance on June 1, 2023 using the prospective adoption method. Accordingly, we will continue to account for existing TDR loans pursuant to the prior TDR accounting guidance until the loans are subsequently modified or settled, and to provide the disclosure required for TDR loans for the comparative periods prior to the adoption. While the guidance resulted in expanded disclosures, it did not have an impact on our consolidated results of operation, financial condition or liquidity from adoption of this accounting standard.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations for the three months ended August 31, 2023 and 2022.

Table 2.1: Interest Income and Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Interest income:
Loans(1)	$375,568	$302,680
Investment securities	5,388	4,298
Total interest income	380,956	306,978

Interest expense:(2)(3)
Short-term borrowings	58,394	24,209
Long-term debt	223,976	158,881
Subordinated debt	33,911	26,378
Total interest expense	316,281	209,468

Net interest income	$64,675	$97,510
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Deferred income reported on our consolidated balance sheets of $37 million and $39 million as of August 31, 2023 and May 31, 2023, respectively, consists primarily of deferred loan conversion fees that totaled $29 million and $30 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2023 and May 31, 2023.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2023	May 31, 2023
Debt securities, at fair value:
Corporate debt securities	$366,885	$401,367
Commercial agency mortgage-backed securities (“MBS”)(1)	7,181	7,237
U.S. state and municipality debt securities	18,408	27,300
Foreign government debt securities	986	974
Other asset-backed securities(2)	31,871	37,997
Total debt securities trading, at fair value	$425,331	$474,875
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $3 million and net unrealized losses of $5 million for the three months ended August 31, 2023 and 2022, respectively.

We did not sell any debt securities during the three months ended August 31, 2023 and 2022; therefore, no realized gains or losses were recorded during these periods for sale of securities.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	August 31, 2023	May 31, 2023
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$25,200	$25,750
Farmer Mac—Class A common stock	11,580	9,744
Total equity securities, at fair value	$36,780	$35,494

We recognized net unrealized gains on our equity securities of $1 million and $3 million for the three months ended August 31, 2023 and 2022, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$25,818,224	78%	$25,437,077	78%
Power supply	5,570,554	17	5,437,242	17
Statewide and associate	232,292	1	200,368	1
Total CFC	31,621,070	96	31,074,687	96
NCSC	923,447	2	956,874	3
RTFC	538,976	2	487,788	1
Total loans outstanding(1)	33,083,493	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,153	—	12,737	—
Loans to members	$33,096,646	100%	$32,532,086	100%

Loan type:
Long-term loans:
Fixed rate	$28,708,848	87%	$28,371,358	87%
Variable rate	1,012,181	3	1,024,653	3
Total long-term loans	29,721,029	90	29,396,011	90
Lines of credit	3,362,464	10	3,123,338	10
Total loans outstanding(1)	33,083,493	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,153	—	12,737	—
Loans to members	$33,096,646	100%	$32,532,086	100%

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

We sold CFC and NCSC loans, at par for cash, totaling $39 million and $113 million during the three months ended August 31, 2023 and 2022, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had no loans held for sale as of August 31, 2023 or May 31, 2023.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $134 million and $133 million as of August 31, 2023 and May 31, 2023, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $32,545 million and $32,032 million as of August 31, 2023 and May 31, 2023, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $121 million and $123 million as of August 31, 2023 and May 31, 2023, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,777 million and $6,588 million as of August 31, 2023 and May 31, 2023, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of both August 31, 2023 and May 31, 2023. The largest total outstanding exposure to a single borrower or controlled group represented 1% of total loans outstanding as of both August 31, 2023 and May 31, 2023.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $428 million and $436 million as of August 31, 2023 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $224 million and $267 million as of August 31, 2023 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to $6,553 million and $6,321 million as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2023. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 883 and 884 as of August 31, 2023 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 883 and 884 borrowers with loans outstanding, 50 and 52 were electric power supply borrowers as of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
August 31, 2023 and May 31, 2023, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both August 31, 2023 and May 31, 2023, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of August 31, 2023 and May 31, 2023.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	August 31, 2023			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,368,220	13%	57	$4,319,937	13%
Power supply	6	1,181,919	4	8	1,128,941	4
Statewide and associate	1	75,754	—	1	51,504	—
Total CFC	64	5,625,893	17	66	5,500,382	17
NCSC	—	—	—	1	16,667	—
RTFC	2	11,429	—	2	11,755	—
Total loan exposure to Texas-based borrowers	66	5,637,322	17	69	5,528,804	17
Less: Loans covered under Farmer Mac standby purchase commitment		(153,132)	—		(155,409)	—
Net loan exposure to Texas-based borrowers		$5,484,190	17%		$5,373,395	17%

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio.

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 4.3: Payment Status of Loans Outstanding

	August 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,818,224	$—	$—	$—	$25,818,224	$—
Power supply	5,570,554	—	—	—	5,570,554	84,987
Statewide and associate	232,292	—	—	—	232,292	—
CFC total	31,621,070	—	—	—	31,621,070	84,987
NCSC	923,447	—	—	—	923,447	—
RTFC	538,976	—	—	—	538,976	—
Total loans outstanding	$33,083,493	$—	$—	$—	$33,083,493	$84,987

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.26%

	May 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,437,077	$—	$—	$—	$25,437,077	$—
Power supply	5,432,895	—	4,347	4,347	5,437,242	112,209
Statewide and associate	200,368	—	—	—	200,368	—
CFC total	31,070,340	—	4,347	4,347	31,074,687	112,209
NCSC	920,159	36,715	—	36,715	956,874	—
RTFC	487,788	—	—	—	487,788	—
Total loans outstanding	$32,478,287	$36,715	$4,347	$41,062	$32,519,349	$112,209

Percentage of total loans	99.87%	0.11%	0.02%	0.13%	100.00%	0.35%

We had no delinquent loans as of August 31, 2023. In comparison, we had one CFC electric power supply borrower, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with a delinquent loan totaling $4 million and one NCSC borrower with a delinquent loan of $37 million as of May 31, 2023. The decrease in loans on nonaccrual status of $27 million to $85 million as of August 31, 2023, from $112 million as of May 31, 2023 was due to the receipt of loan principal payments for Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek during the three months ended August 31, 2023. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during the three months ended August 31, 2023. The additional payment received of $1 million was recorded as a loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Therefore, as part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
collectability of the loan and to avoid the need for exercising remedies. We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing the allowance for credit losses.

On June 1, 2023, we adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures, using the prospective adoption method. The ASU eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty, which are to be applied prospectively. For additional information on the adoption of ASU 2022-02 see “Note 1—Summary of Significant Accounting Policies.”

We had no loan modifications to borrowers experiencing financial difficulty during the three months ended August 31, 2023.

Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02

As discussed above, ASU 2022-02 eliminated the accounting guidance for TDRs. Prior to the adoption of ASU 2022-02, a loan restructuring or modification of terms was accounted for as a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, a concession was granted to the borrower that we would not otherwise consider. The following table presents the outstanding balance of modified loans accounted for as TDRs and the performance status, by legal entity and member class, of these loans as of May 31, 2023.

Table 4.4: Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02

	May 31, 2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$4,638	0.02%
CFC—Power Supply	1	22,875	0.07
RTFC	1	3,592	0.01
Total TDR loans	3	$31,105	0.10%

Performance status of TDR loans:
Performing TDR loans	2	$8,230	0.03%
Nonperforming TDR loans	1	22,875	0.07
Total TDR loans	3	$31,105	0.10%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

There were no unadvanced commitments related to these loans as of May 31, 2023. We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during the three months ended February 28, 2023, which were on non-accrual status as of May 31, 2023. During the three months ended August 31, 2023, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Nonperforming Loans

The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of August 31, 2023 and May 31, 2023. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.5: Nonperforming Loans

	August 31, 2023			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	1	$84,987	0.26%	2	$89,334	0.27%
Total nonperforming loans	1	$84,987	0.26%	2	$89,334	0.27%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

Nonperforming loans totaled $85 million as of August 31, 2023, a decrease of $4 million from May 31, 2023, due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during the three months ended August 31, 2023, as discussed above.

Net Charge-Offs

We had no charge-offs during the three months ended August 31, 2023 and 2022. As mentioned above, during the three months ended August 31, 2023 we recorded a $1 million loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts, which resulted in an annualized net recovery rate of 0.01%. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on the consideration of a number of quantitative and qualitative factors. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies’ credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default.

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

(UNAUDITED)
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

Table 4.6 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of August 31, 2023 and May 31, 2023. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of August 31, 2023, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2020, and in the aggregate for periods prior to fiscal year 2020. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2020 totaled $18,381 million, representing 56% of our total loans outstanding of $33,083 million as of August 31, 2023. The average remaining maturity of our long-term loans, which accounted for 90% of total loans outstanding as of August 31, 2023, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2023
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q1 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	May 31, 2023
Pass
CFC:
Distribution	$552,343	$2,442,462	$2,383,521	$1,631,443	$1,808,667	$14,771,702	$2,041,214	$25,631,352	$25,242,708
Power supply	99,394	462,843	342,465	545,372	176,313	3,003,208	855,972	5,485,567	5,325,033
Statewide and associate	1,000	61,104	23,489	1,875	13,840	18,812	99,400	219,520	187,310
CFC total	652,737	2,966,409	2,749,475	2,178,690	1,998,820	17,793,722	2,996,586	31,336,439	30,755,051
NCSC	3,000	264,868	23,838	5,489	190,849	271,951	163,452	923,447	956,874
RTFC	55,204	50,703	81,879	72,164	37,300	196,746	41,513	535,509	484,196
Total pass	$710,941	$3,281,980	$2,855,192	$2,256,343	$2,226,969	$18,262,419	$3,201,551	$32,795,395	$32,196,121

Special mention
CFC:
Distribution	$—	$4,213	$—	$4,746	$—	$17,000	$160,913	$186,872	$194,369
Statewide and associate	—	—	—	—	—	12,772	—	12,772	13,058
CFC total	—	4,213	—	4,746	—	29,772	160,913	199,644	207,427
RTFC	—	—	—	—	—	3,467	—	3,467	3,592
Total special mention	$—	$4,213	$—	$4,746	$—	$33,239	$160,913	$203,111	$211,019

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209
Total doubtful	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209

Total criticized loans	$—	$4,213	$—	$4,746	$—	$118,226	$160,913	$288,098	$323,228
Total loans outstanding	$710,941	$3,286,193	$2,855,192	$2,261,089	$2,226,969	$18,380,645	$3,362,464	$33,083,493	$32,519,349

Criticized loans totaled $288 million and $323 million as of August 31, 2023 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $35 million in criticized loans was primarily due to loan payments received from a CFC electric distribution borrower in the special mention category and from Brazos and Brazos Sandy Creek in the doubtful category during the three months ended August 31, 2023. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

Special Mention

One CFC electric distribution borrower with loans outstanding of $187 million and $194 million as of August 31, 2023 and May 31, 2023, respectively, accounted for the substantial majority of loans in the special mention loan category amount of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
$203 million and $211 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of August 31, 2023 or May 31, 2023.

Doubtful

We had loans outstanding classified as doubtful totaling $85 million as of August 31, 2023 to a CFC electric power supply borrower. We had loans outstanding classified as doubtful totaling $112 million as of May 31, 2023, consisting of $85 million loans outstanding to a CFC electric power supply borrower and $27 million of loans outstanding to Brazos and Brazos Sandy Creek. See “Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02” and “Nonperforming Loans” above for additional information on these loans.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2023 and May 31, 2023.

Table 4.7: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	August 31, 2023	May 31, 2023
Member class:
CFC:
Distribution	$9,803,363	$9,673,712
Power supply	3,995,643	3,995,128
Statewide and associate	157,100	175,150
Total CFC	13,956,106	13,843,990
NCSC	633,895	604,436
RTFC	374,920	340,135
Total unadvanced commitments	$14,964,921	$14,788,561

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	5,796,421	5,669,634
Total long-term loans	5,796,421	5,669,634
Lines of credit	9,168,500	9,118,927
Total unadvanced commitments	$14,964,921	$14,788,561
____________________________
(1)Excludes the portion of any commitment to advance funds under swingline loan facilities in excess of CFC’s total commitment amount in a syndicated credit facility. Other syndicate lenders have an absolute obligation to acquire participations in such swingline loans upon CFC’s election, including during a default by the borrower.
(2)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all unadvanced long-term loan commitments are reported as variable rate. However, the borrower may select either a fixed or a variable rate when an advance is drawn under a loan commitment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2023, and the related maturities in each fiscal year during the five-year period ended May 31, 2028, and thereafter.

Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Line of credit loans	$9,168,500	$758,854	$5,172,684	$837,114	$1,199,718	$636,387	$563,743
Long-term loans	5,796,421	877,539	694,623	706,646	1,301,246	1,684,716	531,651
Total	$14,964,921	$1,636,393	$5,867,307	$1,543,760	$2,500,964	$2,321,103	$1,095,394

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of August 31, 2023, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,796 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $14,965 million as of August 31, 2023 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $11,817 million and $11,617 million as of August 31, 2023 and May 31, 2023, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,148 million and $3,172 million as of August 31, 2023 and May 31, 2023, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2023, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Committed lines of credit	$3,148,266	$160,500	$486,002	$539,800	$864,900	$688,665	$408,399

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2023 and May 31, 2023. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.10: Pledged Loans

(Dollars in thousands)	August 31, 2023	May 31, 2023
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,772,711	$7,772,711
Pledged collateral:
Distribution system mortgage notes pledged	8,623,311	8,719,287
RUS-guaranteed loans qualifying as permitted investments pledged	120,554	122,874
Total pledged collateral	8,743,865	8,842,161

1994 indenture:
Collateral trust bonds outstanding	$20,000	$20,000
Pledged collateral:
Distribution system mortgage notes pledged	22,278	22,900

Guaranteed Underwriter Program:
Notes payable outstanding	$6,670,146	$6,720,643
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,804,512	7,877,558

Farmer Mac:
Notes payable outstanding	$3,625,953	$3,149,898
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,227,149	4,294,282

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$1,098	$1,098
Pledged collateral:
Distribution and power supply system mortgage notes pledged	603	1,029
Cash	780	391
Total pledged collateral	1,383	1,420

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio for the three months ended August 31, 2023 and 2022.

Table 5.1: Changes in Allowance for Credit Losses

	Three Months Ended August 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$53,094
Provision for credit losses	798	(904)	4	(102)	148	754	800
Recoveries	—	1,032	—	1,032	—	—	1,032
Balance as of August 31, 2023	$15,722	$33,434	$1,198	$50,354	$2,612	$1,960	$54,926

	Three Months Ended August 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560
Provision for credit losses	631	2,550	68	3,249	116	131	3,496
Balance as of August 31, 2022	$16,412	$50,343	$1,319	$68,074	$1,565	$1,417	$71,056

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$15,722	$8,585	$1,198	$25,505	$2,612	$1,675	$29,792
Asset-specific allowance	—	24,849	—	24,849	—	285	25,134
Total allowance for credit losses	$15,722	$33,434	$1,198	$50,354	$2,612	$1,960	$54,926

Loans outstanding:(1)
Collectively evaluated loans	$25,814,015	$5,485,567	$232,292	$31,531,874	$923,447	$535,509	$32,990,830
Individually evaluated loans	4,209	84,987	—	89,196	—	3,467	92,663
Total loans outstanding	$25,818,224	$5,570,554	$232,292	$31,621,070	$923,447	$538,976	$33,083,493

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.52%	0.08%	0.28%	0.31%	0.09%
Asset-specific allowance coverage ratio(3)	—	29.24	—	27.86	—	8.22	27.12
Total allowance coverage ratio(4)	0.06	0.60	0.52	0.16	0.28	0.36	0.17

	May 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$14,924	$7,837	$1,194	$23,955	$2,464	$916	$27,335
Asset-specific allowance	—	25,469	—	25,469	—	290	25,759
Total allowance for credit losses	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$53,094

Loans outstanding:(1)
Collectively evaluated loans	$25,432,439	$5,325,033	$200,368	$30,957,840	$956,874	$484,196	$32,398,910
Individually evaluated loans	4,638	112,209	—	116,847	—	3,592	120,439
Total loans outstanding	$25,437,077	$5,437,242	$200,368	$31,074,687	$956,874	$487,788	$32,519,349

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.15%	0.60%	0.08%	0.26%	0.19%	0.08%
Asset-specific allowance coverage ratio(3)	—	22.70	—	21.80	—	8.07	21.39
Total allowance coverage ratio(4)	0.06	0.61	0.60	0.16	0.26	0.25	0.16
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both August 31, 2023 and May 31, 2023.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Our allowance for credit losses and allowance coverage ratio increased to $55 million and 0.17%, respectively, as of August 31, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC power supply loan.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2023 and May 31, 2023.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,124 million and accounted for 16% of total debt outstanding as of August 31, 2023, compared with $4,546 million and 15% of total debt outstanding as of May 31, 2023. The following table provides information on our short-term borrowings as of August 31, 2023 and May 31, 2023.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,088,343	3%	$1,293,167	4%
Commercial paper members, at par	1,309,508	4	1,017,431	4
Total commercial paper	2,397,851	7	2,310,598	8
Select notes to members	1,550,697	5	1,630,799	5
Daily liquidity fund notes to members	265,832	1	238,329	1
Medium-term notes to members	409,955	1	366,549	1
Farmer Mac notes payable (1)	500,000	2	—	—
Total short-term borrowings	$5,124,335	16%	$4,546,275	15%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2023
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

The total commitment amount under the three-year facility and the four-year facility was $1,245 million and $1,355 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,600 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of August 31, 2023.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2023 and May 31, 2023. Long-term debt outstanding totaled $23,874 million and accounted for 76% of total debt outstanding as of August 31, 2023, compared with $23,947 million and 77% of total debt outstanding as of May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2023	May 31, 2023
Secured long-term debt:
Collateral trust bonds	$7,792,711	$7,792,711
Unamortized discount, net	(175,836)	(178,832)
Debt issuance costs	(34,701)	(35,906)
Total collateral trust bonds	7,582,174	7,577,973
Guaranteed Underwriter Program notes payable	6,670,146	6,720,643
Farmer Mac notes payable	3,125,953	3,149,898
Other secured notes payable	1,098	1,098
Debt issuance costs	(1)	(2)
Total other secured notes payable	1,097	1,096
Total secured notes payable	9,797,196	9,871,637
Total secured long-term debt	17,379,370	17,449,610
Unsecured long-term debt:
Medium-term notes sold through dealers	6,144,625	6,152,726
Medium-term notes sold to members	372,355	365,260
Medium term notes sold through dealers and to members	6,516,980	6,517,986
Unamortized premium, net	79	4
Debt issuance costs	(22,226)	(21,122)
Total unsecured medium-term notes	6,494,833	6,496,868
Unsecured notes payable	71	71
Unamortized discount	—	(1)
Total unsecured notes payable	71	70
Total unsecured long-term debt	6,494,904	6,496,938
Total long-term debt	$23,874,274	$23,946,548

Secured Debt

Long-term secured debt of $17,379 million and $17,450 million as of August 31, 2023 and May 31, 2023, respectively, represented 73% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of August 31, 2023 and May 31, 2023. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $50 million of notes payable outstanding under the Guaranteed Underwriter Program during the three months ended August 31, 2023. We had up to $1,025 million available for access under the Guaranteed Underwriter Program as of August 31, 2023. On September 11, 2023, we executed a commitment letter for the guarantee by RUS of a $450 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. On September 27, 2023, we borrowed $275 million under the Guaranteed Underwriter Program.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The amount outstanding under this agreement included $500 million of short-term borrowings and $3,126 million of long-term debt as of August 31, 2023. The amount available for borrowing totaled $2,374 million as of August 31, 2023. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $6,495 million and $6,497 million as of August 31, 2023 and May 31, 2023, respectively, represented 27% of long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes present unsecured obligations that may be issued through dealers in the capital markets or directly to our members. On June 29, 2023, we issued $400 million aggregate principal amount of dealer medium-term notes at a fixed rate of 5.05% due on September 15, 2028. On August 7, 2023, we repaid $400 million in principal amount of dealer medium-term notes that matured.

See “Note 7—Long-Term Debt” in our 2023 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,184 million and $1,283 million as of August 31, 2023 and May 31, 2023, respectively. On June 26, 2023, we redeemed $100 million in principal amount of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for the three months ended August 31, 2023. See “Note 8—Subordinated Deferrable Debt” in our 2023 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use Treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2023 and May 31, 2023. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	August 31, 2023			May 31, 2023
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,021,557	2.77%	5.53%	$5,920,269	2.75%	5.26%
Receive-fixed swaps	1,600,000	6.32	2.96	1,700,000	6.05	2.97
Total interest rate swaps	7,621,557	3.52	4.99	7,620,269	3.49	4.75
Forward pay-fixed swaps	—			195,845
Total interest rate swaps	$7,621,557			$7,816,114

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2023		May 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$615,866	$5,525,253	$460,762	$5,405,274
Total derivative assets	$615,866	$5,525,253	$460,762	$5,405,274

Derivative liabilities:
Interest rate swaps	$108,239	$2,096,304	$115,074	$2,410,840
Total derivative liabilities	$108,239	$2,096,304	$115,074	$2,410,840
____________________________
(1) The notional amount as of May 31, 2023 includes $196 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date during the three months ended August 31, 2023. The fair value of these swaps as of May 31, 2023 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2023 and May 31, 2023, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	August 31, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$615,866	$—	$615,866	$106,557	$—	$509,309

Derivative liabilities:
Interest rate swaps	108,239	—	108,239	106,557	—	1,682

	May 31, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$460,762	$—	$460,762	$112,047	$—	$348,715

Derivative liabilities:
Interest rate swaps	115,074	—	115,074	112,047	—	3,027

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for the three months ended August 31, 2023 and 2022. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2023	2022
Derivative gains (losses) attributable to:
Derivative cash settlements interest income (expense)	$27,869	$(10,785)
Derivative forward value gains	162,018	104,372
Derivative gains	$189,887	$93,587

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

Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2023. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2023. In September 2023, Fitch affirmed CFC’s credit ratings and stable outlook. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2023, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$30,930	$(951)	$—	$(951)
Falls below Baa1/BBB+	5,177,232	(765)	340,918	340,153
Falls to or below Baa2/BBB (2)	315,461	—	24,183	24,183
Total	$5,523,623	$(1,716)	$365,101	$363,385
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $223 million as of August 31, 2023. These swaps were in an unrealized gain position of $34 million as of August 31, 2023.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of derivatives as of August 31, 2023 and May 31, 2023, respectively. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of August 31, 2023.

NOTE 10—EQUITY

Total equity increased $159 million to $2,748 million as of August 31, 2023, attributable primarily to our reported net income of $228 million for the three months ended August 31, 2023, partially offset by the patronage capital retirement of $72 million authorized by the CFC Board of Directors in July 2023.

Allocation of Net Earnings and Retirement of Patronage Capital

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

In July 2023, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $72 million, of which $55 million represented 50% of the patronage capital allocation for fiscal year 2023 and $17 million represented the portion of the allocation from net earnings for fiscal year 1998 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $72 million was returned to members in cash in September 2023. The remaining portion of the patronage capital allocation for fiscal year 2023 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

See “Note 11—Equity” in our 2023 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the three months ended August 31, 2023 and 2022 and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended August 31,
	2023			2022
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$11,102	$(2,759)	$8,343	$5,123	$(2,865)	$2,258
Realized (gains) losses reclassified to earnings	(155)	53	(102)	(189)	100	(89)
Ending balance	$10,947	$(2,706)	$8,241	$4,934	$(2,765)	$2,169
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2023	May 31, 2023
Guarantee type:
Long-term tax-exempt bonds(1)	$97,705	$98,405
Letters of credit(2)(3)	618,172	538,393
Other guarantees	184,564	160,023
Total	$900,441	$796,821

Member class:
CFC:
Distribution	$405,271	$383,644
Power supply	460,652	380,382
Statewide and associate(4)	17,839	17,532
CFC total	883,762	781,558
NCSC	16,679	15,263
Total	$900,441	$796,821
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Under a hybrid letter of credit facility, we had $30 million of commitments that may be used for the issuance of letters of credit as of August 31, 2023.
(4)Includes CFC guarantees to RTFC members totaling $16 million as of both August 31, 2023 and May 31, 2023.

We had guarantees outstanding totaling $900 million and $797 million as of August 31, 2023 and May 31, 2023, respectively. Guarantees under which our right of recovery from our members was not secured totaled $629 million and $535 million and represented 70% and 67% of total guarantees as of August 31, 2023 and May 31, 2023, respectively.

Long-term tax-exempt bonds of $98 million as of both August 31, 2023 and May 31, 2023, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $618 million and $538 million as of August 31, 2023 and May 31, 2023, respectively, $149 million and $138 million were secured at each respective date. The maturities for the outstanding letters of credit as of August 31, 2023 extend through calendar year 2043.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2023, we may be required to issue up to an additional $129 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2023. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
The maximum potential exposure for other guarantees was $185 million and $160 million as of August 31, 2023 and May 31, 2023, respectively, of which $25 million was secured as of both August 31, 2023 and May 31, 2023. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $98 million of variable-rate tax-exempt bonds as of August 31, 2023, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2023 or the prior fiscal year.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $14 million and $13 million as of August 31, 2023 and May 31, 2023, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $13 million and $12 million as of August 31, 2023 and May 31, 2023, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2023 and May 31, 2023. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	August 31, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$199,552	$199,552	$199,552	$—	$—
Restricted cash	9,290	9,290	9,290	—	—
Equity securities, at fair value	36,780	36,780	36,780	—	—
Debt securities trading, at fair value	425,331	425,331	—	425,331	—
Deferred compensation investments	7,162	7,162	7,162	—	—
Loans to members, net	33,041,720	29,309,889	—	—	29,309,889
Accrued interest receivable	177,351	177,351	—	177,351	—
Derivative assets	615,866	615,866	—	615,866	—
Total financial assets	$34,513,052	$30,781,221	$252,784	$1,218,548	$29,309,889

Liabilities:
Short-term borrowings	$5,124,335	$5,125,706	$—	$4,625,706	$500,000
Long-term debt	23,874,274	22,148,726	—	13,395,526	8,753,200
Accrued interest payable	274,554	274,554	—	274,554	—
Guarantee liability	13,552	13,088	—	—	13,088
Derivative liabilities	108,239	108,239	—	108,239	—
Subordinated deferrable debt	1,184,197	1,172,990	241,771	931,219	—
Members’ subordinated certificates	1,222,026	1,222,026	—	—	1,222,026
Total financial liabilities	$31,801,177	$30,065,329	$241,771	$19,335,244	$10,488,314

	May 31, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198,936	$198,936	$198,936	$—	$—
Restricted cash	8,301	8,301	8,301	—	—
Equity securities, at fair value	35,494	35,494	35,494	—	—
Debt securities trading, at fair value	474,875	474,875	—	474,875	—
Deferred compensation investments	6,660	6,660	6,660	—	—
Loans to members, net	32,478,992	29,308,647	—	—	29,308,647
Accrued interest receivable	172,723	172,723	—	172,723	—
Derivative assets	460,762	460,762	—	460,762	—
Total financial assets	$33,836,743	$30,666,398	$249,391	$1,108,360	$29,308,647

Liabilities:
Short-term borrowings	$4,546,275	$4,547,333	$—	$4,547,333	$—
Long-term debt	23,946,548	22,665,551	—	13,527,393	9,138,158
Accrued interest payable	212,340	212,340	—	212,340	—
Guarantee liability	12,973	12,475	—	—	12,475
Derivative liabilities	115,074	115,074	—	115,074	—
Subordinated deferrable debt	1,283,436	1,261,141	240,831	1,020,310	—
Members’ subordinated certificates	1,223,126	1,223,126	—	—	1,223,126
Total financial liabilities	$31,339,772	$30,037,040	$240,831	$19,422,450	$10,373,759

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2023 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the three months ended August 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of August 31, 2023 and May 31, 2023, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the three months ended August 31, 2023 and 2022.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2023			May 31, 2023
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$36,780	$—	$36,780	$35,494	$—	$35,494
Debt securities trading, at fair value	—	425,331	425,331	—	474,875	474,875
Deferred compensation investments	7,162	—	7,162	6,660	—	6,660
Derivative assets	—	615,866	615,866	—	460,762	460,762

Liabilities:
Derivative liabilities	$—	$108,239	$108,239	$—	$115,074	$115,074

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of August 31, 2023 and May 31, 2023.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of August 31, 2023 and May 31, 2023.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2023	May 31, 2023
Assets:
Loans outstanding	$1,462,423	$1,444,662
Other assets	8,017	12,612
Total assets	$1,470,440	$1,457,274

Liabilities:
Total liabilities	$19,118	$19,704

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of August 31, 2023 and May 31, 2023.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	August 31, 2023	May 31, 2023
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,442,215	1,428,886
Credit enhancements:
CFC third-party guarantees	16,679	15,263
Other credit enhancements	1,274	2,038
Total credit enhancements(2)	17,953	17,301
Total outstanding commitments	1,460,168	1,446,187
CFC credit commitments available(3)	$4,039,832	$4,053,813
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $18 million as of August 31, 2023. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 14—BUSINESS SEGMENTS

Our activities are conducted through three operating segments, which are based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We report segment information for CFC separately; however, we aggregate segment information for NCSC and RTFC into one reportable segment because neither entity meets the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting. We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. We describe the business segment reporting methodology in “Note 16—Business Segments” to the Consolidated Financial Statements in our 2023 Form 10-K.

Segment Results and Reconciliation

The following tables display segment results of operations for the three months ended August 31, 2023 and 2022, assets attributable to each segment as of August 31, 2023 and August 31, 2022 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Table 14.1: Business Segment Information

	Three Months Ended August 31, 2023
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$378,630	$19,032	$397,662	$—	$(16,706)	$380,956
Interest expense	(316,273)	(16,714)	(332,987)	—	16,706	(316,281)
Derivative cash settlements interest income	27,837	32	27,869	(27,869)	—	—
Interest expense	(288,436)	(16,682)	(305,118)	(27,869)	16,706	(316,281)
Net interest income	90,194	2,350	92,544	(27,869)	—	64,675
Provision for credit losses	(800)	(902)	(1,702)	—	902	(800)
Net interest income after provision for credit losses	89,394	1,448	90,842	(27,869)	902	63,875
Non-interest income:
Fee and other income	6,327	1,666	7,993	—	(3,456)	4,537
Derivative gains:
Derivative cash settlements interest income	—	—	—	27,869	—	27,869
Derivative forward value gains	—	—	—	162,018	—	162,018
Derivative gains	—	—	—	189,887	—	189,887
Investment securities gains	2,933	—	2,933	—	—	2,933
Total non-interest income	9,260	1,666	10,926	189,887	(3,456)	197,357
Non-interest expense:
General and administrative expenses	(30,936)	(2,763)	(33,699)	—	2,196	(31,503)
Losses on early extinguishment of debt	(939)	—	(939)	—	—	(939)
Other non-interest expense	(177)	(359)	(536)	—	358	(178)
Total non-interest expense	(32,052)	(3,122)	(35,174)	—	2,554	(32,620)
Income (loss) before income taxes	66,602	(8)	66,594	162,018	—	228,612
Income tax provision	—	(328)	(328)	—	—	(328)
Net income (loss)	$66,602	$(336)	$66,266	$162,018	$—	$228,284

	August 31, 2023
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$33,063,285	$1,462,423	$34,525,708	$—	$(1,442,215)	$33,083,493
Deferred loan origination costs	13,153	—	13,153	—	—	13,153
Loans to members	33,076,438	1,462,423	34,538,861	—	(1,442,215)	33,096,646
Less: Allowance for credit losses	(54,926)	(4,572)	(59,498)	—	4,572	(54,926)
Loans to members, net	33,021,512	1,457,851	34,479,363	—	(1,437,643)	33,041,720
Other assets	1,644,426	76,321	1,720,747	—	(68,304)	1,652,443
Total assets	$34,665,938	$1,534,172	$36,200,110	$—	$(1,505,947)	$34,694,163

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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K, as filed with the SEC on August 2, 2023. We are not aware of any material changes in the risk factors identified in our 2023 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2023 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management” in our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Date: October 12, 2023

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)