Form 10-Q
period 2023-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2024-01-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	4
2	Net Income and TIER	6
3	Adjusted Net Income and Adjusted TIER	7
4	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	12
5	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	15
6	Non-Interest Income	18
7	Derivative Gains (Losses)	19
8	Comparative Swap Curves	20
9	Non-Interest Expense	21
10	Debt—Total Debt Outstanding	23
11	Debt—Member Investments	24
12	Equity	25
13	Loans—Loan Portfolio Security Profile	28
14	Loans—Loan Exposure to 20 Largest Borrowers	29
15	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	32
16	Available Liquidity	34
17	Liquidity Coverage Ratios	35
18	Committed Bank Revolving Line of Credit Agreements	37
19	Short-Term Borrowings—Funding Sources	39
20	Long-Term and Subordinated Debt—Issuances and Repayments	40
21	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	40
22	Collateral Pledged	41
23	Loans—Unencumbered Loans	41
24	Liquidity—Projected Long-Term Sources and Uses of Funds	42
25	Credit Ratings	43
26	Interest Rate Sensitivity Analysis	45
27	Adjusted Net Income	46
28	TIER and Adjusted TIER	47
29	Adjusted Liabilities and Equity	48
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	48
31	Members’ Equity	49

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

Our fiscal year begins on June 1 and ends on May 31. Reference to “Q2 FY2024” and “YTD FY2024” refer to three and six months ended November 30, 2023, respectively. Reference to “Q2 FY2023” and “YTD FY2023” refer to three and six months ended November 30, 2022, respectively.

SUMMARY OF SELECTED FINANCIAL DATA

Our reported financial results are determined in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and are subject to period-to-period volatility due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under U.S. GAAP. Our financial assets and liabilities expose us to interest-rate risk, therefore we use derivatives, primarily interest rate swaps, to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under U.S. GAAP to carry derivatives at fair value on our consolidated balance sheets; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and the shape of the swap curve result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting for our interest rate swaps. As a result, the mark-to-market changes in our interest rate swaps are recorded in earnings. The majority of our derivative portfolio consists of pay-fixed swaps with longer maturities, leading to derivative losses when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact the periodic cash settlement amounts of our interest rate swaps.

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”).

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

Table 1 provides a summary of selected financial data and key metrics used by management in evaluating performance.

Table 1: Summary of Selected Financial Data(1)

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	Change	YTD FY2024	YTD FY2023	Change
Statements of operations
Net interest income:
Interest income	$388,987	$324,194	20%	$769,943	$631,172	22%
Interest expense	(323,845)	(245,444)	32	(640,126)	(454,912)	41
Net interest income	65,142	78,750	(17)	129,817	176,260	(26)
Fee and other income	6,611	4,166	59	11,148	8,222	36
Total revenue	71,753	82,916	(13)	140,965	184,482	(24)
Provision for credit losses	(628)	(11,628)	(95)	(1,428)	(15,124)	(91)
Derivative gains:
Derivative cash settlements interest income (expense)(2)	28,767	4,801	499	56,636	(5,984)	**
Derivative forward value gains(3)	78,171	141,989	(45)	240,189	246,361	(3)
Derivative gains	106,938	146,790	(27)	296,825	240,377	23
Investment security gains (losses)	1,843	(493)	**	4,776	(4,172)	**
Operating expenses(4)	(31,512)	(27,247)	16	(63,015)	(52,766)	19
Other non-interest expense	(276)	(355)	(22)	(1,393)	(677)	106
Income before income taxes	148,118	189,983	(22)	376,730	352,120	7
Income tax provision	(83)	(219)	(62)	(411)	(482)	(15)
Net income	$148,035	$189,764	(22)	$376,319	$351,638	7

Adjusted statements of operations measures
Interest income	$388,987	$324,194	20%	$769,943	$631,172	22%
Interest expense	(323,845)	(245,444)	32	(640,126)	(454,912)	41
Include: Derivative cash settlements interest income (expense)(2)	28,767	4,801	499	56,636	(5,984)	**
Adjusted interest expense(5)	(295,078)	(240,643)	23	(583,490)	(460,896)	27
Adjusted net interest income(5)	$93,909	$83,551	12	$186,453	$170,276	10

Net income	$148,035	$189,764	(22)	$376,319	$351,638	7
Exclude: Derivative forward value gains(3)	78,171	141,989	(45)	240,189	246,361	(3)
Adjusted net income(5)	$69,864	$47,775	46	$136,130	$105,277	29

Profitability ratios
Times interest earned ratio (“TIER”)(6)	1.46	1.77	(18)%		1.59	1.77	(10)%
Adjusted TIER(5)	1.24	1.20	3		1.23	1.23	—
Net interest yield(7)	0.77%	0.99%	(22)	bps	0.77%	1.12%	(35)	bps
Adjusted net interest yield(5)(8)	1.12	1.05	7		1.11	1.08	3

Credit quality ratios
Net (recovery) charge-off rate(9)	—	0.19	(19)	bps	(0.01)%	0.10	(11)	bps

(Dollars in thousands)	November 30, 2023	May 31, 2023	Change
Balance sheets
Assets:
Cash, cash equivalents and restricted cash	$139,872	$207,237	(33)%
Time deposits	400,000	—	**
Investment securities	416,868	510,369	(18)
Loans to members(10)	33,553,589	32,532,086	3
Allowance for credit losses	(55,554)	(53,094)	5
Loans to members, net	33,498,035	32,478,992	3
Total assets	35,510,203	34,012,060	4
Liabilities and equity:
Short-term borrowings	5,161,583	4,546,275	14
Long-term debt	24,640,201	23,946,548	3
Subordinated deferrable debt	1,184,247	1,283,436	(8)
Members’ subordinated certificates	1,208,819	1,223,126	(1)
Total debt outstanding	32,194,850	30,999,385	4
Total liabilities	32,614,063	31,422,811	4
Total equity	2,896,140	2,589,249	12

Adjusted balance sheets measures
Adjusted total liabilities(5)	$30,009,747	$28,678,302	5%
Adjusted total equity(5)	4,705,075	4,751,712	(1)
Members’ equity(5)	2,275,457	2,211,092	3

Debt ratios
Debt-to-equity ratio(11)	11.26	12.14	(7)%
Adjusted debt-to-equity ratio(5)	6.38	6.04	6
Liquidity coverage ratio(12)	0.89	1.03	(14)

Credit quality ratios
Nonperforming loans ratio(13)	0.25%	0.27%	(2)	bps
Criticized loans ratio(14)	0.89	0.99	(10)
Allowance coverage ratio(15)	0.17	0.16	1
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
(10)Consists of the unpaid principal balance of member loans plus unamortized deferred loan origination costs of $13 million as of both November 30, 2023 and May 31, 2023.
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

EXECUTIVE SUMMARY

Reported Results

Net Income and TIER

The table below shows our net income and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.”

Table 2: Net Income and TIER

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	Change	YTD FY2024	YTD FY2023	Change
Net income	$148,035	$189,764	$(41,729)	$376,319	$351,638	$24,681
TIER	1.46	1.77	(0.31)	1.59	1.77	(0.18)

Q2 FY2024 versus Q2 FY2023

The decrease in net income was primarily driven by:
•A decrease in derivative gains of $40 million, attributable to less pronounced increases in interest rates across the swap curve during Q2 FY2024 compared to Q2 FY2023;
•A decrease in net interest income of $14 million, attributable to a decrease in the net interest yield of 22 basis points, or 22%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,105 million, or 7%; and
•An increase in operating and other non-interest expenses of $4 million;
Partially offset by:
•A reduction in the provision for credit losses of $11 million. We recorded a provision for credit losses of $1 million for Q2 FY2024, resulted primarily from an increase in the collective allowance due to loan portfolio growth. In comparison, we recorded a provision for credit losses of $12 million for Q2 FY2023, primarily driven by an increase in the asset-specific allowance for a nonperforming CFC power supply loan;
•A favorable shift from losses to gains recorded on our investment securities of $2 million, primarily due to period-to-period market fluctuations in fair value; and an increase in fee and other income of $3 million.

YTD FY2024 versus YTD FY2023

The increase in net income was primarily driven by:
•An increase in derivative gains of $56 million, primarily from an increase in the net interest rate received on our pay-fixed swaps, which drove the higher derivative cash settlements income for YTD FY2024;
•A reduction in the provision for credit losses of $14 million. We recorded a provision for credit losses of $1 million for YTD FY2024, resulted primarily from an increase in the collective allowance due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. In comparison, we recorded a provision for credit losses of $15 million for YTD FY2023, driven primarily by an increase in the asset-specific allowance for a nonperforming CFC power supply loan as discussed above;
•A favorable shift from losses to gains recorded on our investment securities of $9 million, primarily due to period-to-period market fluctuations in fair value; and an increase in fee and other income of $3 million;
Partially offset by:
•A decrease in net interest income of $46 million, attributable to a decrease in the net interest yield of 35 basis points, or 31%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,226 million, or 7%; and
•An increase in operating and other non-interest expenses of $11 million.

The decrease in TIER for Q2 FY2024 and YTD FY2024, compared to Q2 FY2023 and YTD FY2023, was primarily driven by increased interest expense during Q2 FY2024 and YTD FY2024.

Debt-to-Equity Ratio

Our debt-to-equity ratio decreased to 11.26 as of November 30, 2023, from 12.14 as of May 31, 2023, primarily due to an increase in equity resulting from our reported net income of $376 million for YTD FY2024, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

Non-GAAP Adjusted Results

Adjusted Net Income and Adjusted TIER

The table below shows our adjusted net income and adjusted TIER for the periods presented and the variance between these periods. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10. We provide a more detailed discussion of our non-GAAP adjusted results under the section “Consolidated Results of Operations.”

Table 3: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	Change	YTD FY2024	YTD FY2023	Change
Adjusted Net income	$69,864	$47,775	$22,089	$136,130	$105,277	$30,853
Adjusted TIER	1.24	1.20	0.04	1.23	1.23	0.00

Q2 FY2024 versus Q2 FY2023

The increase in adjusted net income was primarily driven by:
•An increase in adjusted net interest income of $10 million, driven by the combined impact of an increase in average interest-earning assets of $2,105 million, or 7%, and an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.12%;
•A reduction in the provision for credit losses of $11 million;
•A favorable shift from losses to gains recorded on our investment securities of $2 million; and an increase in fee and other income of $3 million;
Partially offset by:
•An increase in operating and other non-interest expenses of $4 million.

YTD FY2024 versus YTD FY2023

The increase in adjusted net income was primarily driven by:
•An increase in adjusted net interest income of $16 million, driven by the combined impact of an increase in average interest-earning assets of $2,226 million, or 7%, and an increase in the adjusted net interest yield of 3 basis points, or 3%, to 1.11%;
•A reduction in the provision for credit losses of $14 million;
•A favorable shift from losses to gains recorded on our investment securities of $9 million; and an increase in fee and other income of $3 million;
Partially offset by:
•An increase in operating and other non-interest expenses of $11 million.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 6-to-1 or below. The adjusted debt-to-equity ratio increased to 6.38 as of November 30, 2023 from 6.04 as of May 31, 2023, due to the combined impact of an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and a decrease in adjusted equity. The decrease in adjusted equity was primarily due to the early redemption during YTD FY2024 of $100 million of our $400 million subordinated deferrable debt due 2043 and the CFC Board of Directors’ authorized patronage capital retirement in July 2023, partially offset by our adjusted net income for YTD FY2024.

Lending and Credit Quality

Loans to members totaled $33,554 million as of November 30, 2023, an increase of $1,022 million, or 3%, from May 31, 2023, reflecting net increases in long-term and line of credit loans of $853 million and $169 million, respectively. Our loan portfolio composition remained largely unchanged from May 31, 2023 with 77% of loans outstanding to CFC distribution borrowers, 17% to CFC power supply borrowers, and 2% to RTFC borrowers as of November 30, 2023.

We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2023. We had no loan charge-offs during Q2 FY2024 and YTD FY2024. We recorded a $1 million loan recovery to previously charged-off loan amounts during the three months ended August 31, 2023 (“Q1 FY2024”), which resulted in an annualized net recovery rate of 0.01% for YTD FY2024. In comparison, we experienced charge-offs totaling $15 million during Q2 FY2023 and YTD FY2023, which resulted in an annualized net charge-off rate of 0.19% and 0.10% for Q2 FY2023 and YTD FY2023, respectively.

We had one loan totaling $85 million classified as nonperforming as of November 30, 2023. In comparison, we had two loans totaling $89 million classified as nonperforming as of May 31, 2023. The reduction was due to the receipt of $4 million in payments for a nonperforming loan.

Our allowance for credit losses and allowance coverage ratio increased to $56 million and 0.17%, respectively, as of November 30, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $3 million increase in the allowance for credit losses reflected an increase in the collective allowance of $4 million, partially offset by a reduction in the asset-specific allowance of $1 million.

Financing and Liquidity

Total debt outstanding increased $1,195 million, or 4%, to $32,195 million as of November 30, 2023, primarily due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,039 million as of November 30, 2023 was within our quarter-end target range of $1,000 million to $1,500 million.

In September 2023 and December 2023, Fitch Ratings (“Fitch”) and S&P Global Inc.(“S&P”), respectively, affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, time deposits, investments in debt securities and availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of November 30, 2023, our available liquidity totaled $6,556 million and was $824 million below our total scheduled debt obligations over the next 12 months of $7,380 million. In addition to our existing available liquidity, we expect to receive $1,516 million from scheduled long-term loan principal payments over the next 12 months. Subsequent to November 30, 2023, we closed on a $450 million Series U committed loan facility from the U.S. Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program, resulting in an increase of the total availability under the Guaranteed Underwriter Program from $750 million as of November 30, 2023 to $1,200 million as of the date of this Report.

We believe we can continue to roll over our member short-term investments of $3,623 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,589 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2023 was $2,799 million in excess of, or 1.7 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,757 million.

RTFC and NCSC Consolidation

In April 2023 and June 2023, RTFC’s and NCSC’s members, respectively, approved the sale of RTFC’s business to NCSC. In October 2023, as part of the consolidation process between RTFC and NCSC, the Board of Directors approved the early retirement of allocated but unretired patronage capital at a discounted amount of $51 million, which was returned in cash to RTFC’s members in January 2024. In addition, on October 26, 2023, we early redeemed at par $12 million of members’ subordinated certificates, as approved by CFC’s and RTFC’s Board of Directors. The consolidation of RTFC and NCSC was finalized on December 1, 2023. We accounted for the transaction pursuant to ASC 805-50 “Transactions between Entities under Common Control.”

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,763 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at an elevated level over the same period.

In December 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve signaled the expectation of no additional increases in the federal funds rate and pointed to a target rate of 5.4% by December 31, 2023. The FOMC expects a slowdown in the U.S. economy in 2024, with the median projected Gross Domestic Product (“GDP”) growth rate at 1.4% in 2024. In addition, the Federal Reserve expects that inflation will continue to remain above the 2% long-term target in 2024. As such, the FOMC projects federal funds rate cuts in 2024, bringing the target rate to 4.6% by December 31, 2024. Consensus market outlook for interest rates indicates declining interest rates across the yield curve in 2024. Although the yield curve is expected to remain inverted throughout 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•A decrease in our reported net interest income and reported net interest yield over the next 12 months compared to the 12-month period ended November 30, 2023. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•A decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended November 30, 2023, primarily due to the current yield curve assumptions and our balance sheet position. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.
•A decrease in our adjusted net income and adjusted TIER over the next 12 months, primarily attributable to increased operating expenses and a projected decrease in adjusted net interest income.
•Our adjusted debt-to-equity ratio will remain above our target of 6-to-1, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio and the early retirement of patronage capital as discussed above.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of November 30, 2023, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

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

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q2 FY2024 and Q2 FY2023, and between YTD FY2024 and YTD FY2023. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of November 30, 2023 and May 31, 2023. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 4 presents average balances for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 4 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under “Non-GAAP Financial Measures.”

Table 4: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q2 FY2024			Q2 FY2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$29,073,023	$311,085	4.30%	$27,545,890	$280,767	4.09%
Long-term variable-rate loans	900,860	16,069	7.17	823,877	9,446	4.60
Line of credit loans	3,159,822	55,277	7.04	2,601,805	29,001	4.47
Other, net(2)	—	(421)	—	—	(377)	—
Total loans	33,133,705	382,010	4.64	30,971,572	318,837	4.13
Cash, time deposits and investment securities	737,768	6,977	3.80	794,794	5,357	2.70
Total interest-earning assets	$33,871,473	$388,987	4.62%	$31,766,366	$324,194	4.09%
Other assets, less allowance for credit losses(3)	1,183,985			1,080,049
Total assets(3)	$35,055,458			$32,846,415

Liabilities:
Commercial paper	$2,195,063	$30,045	5.51%	$2,901,962	$24,179	3.34%
Other short-term borrowings	1,938,120	25,455	5.28	2,262,768	17,007	3.01
Short-term borrowings(4)	4,133,183	55,500	5.40	5,164,730	41,186	3.20
Medium-term notes	7,107,642	69,729	3.95	5,689,824	41,506	2.93
Collateral trust bonds	7,511,666	71,401	3.82	7,366,514	66,995	3.65
Guaranteed Underwriter Program notes payable	6,841,030	54,370	3.20	6,247,517	44,634	2.87
Farmer Mac notes payable	3,667,605	39,479	4.33	3,028,920	24,757	3.28
Other notes payable	2,460	26	4.25	4,748	29	2.45
Subordinated deferrable debt	1,184,215	19,972	6.78	986,590	12,887	5.24
Subordinated certificates	1,216,459	13,368	4.42	1,237,156	13,450	4.36
Total interest-bearing liabilities	$31,664,260	$323,845	4.11%	$29,725,999	$245,444	3.31%
Other liabilities(3)	569,541			794,873
Total liabilities(3)	32,233,801			30,520,872
Total equity(3)	2,821,657			2,325,543
Total liabilities and equity(3)	$35,055,458			$32,846,415
Net interest spread(5)			0.51%			0.78%
Impact of non-interest bearing funding(6)			0.26			0.21
Net interest income/net interest yield(7)		$65,142	0.77%		$78,750	0.99%

Adjusted net interest income/adjusted net interest yield:
Interest income		$388,987	4.62%		$324,194	4.09%
Interest expense		323,845	4.11		245,444	3.31
Add: Net periodic derivative cash settlements interest income(8)		(28,767)	(1.49)		(4,801)	(0.25)
Adjusted interest expense/adjusted average cost(9)		$295,078	3.75%		$240,643	3.25%
Adjusted net interest spread(7)			0.87			0.84
Impact of non-interest bearing funding(6)			0.25			0.21
Adjusted net interest income/adjusted net interest yield(10)		$93,909	1.12%		$83,551	1.05%

	YTD FY2024			YTD FY2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$28,840,684	$612,788	4.25%	$27,399,733	$557,070	4.06%
Long-term variable-rate loans	957,159	33,821	7.07	791,958	16,317	4.11
Line of credit loans	3,215,388	111,791	6.95	2,498,021	48,880	3.90
Other, net(2)	—	(822)	—	—	(750)	—
Total loans	33,013,231	757,578	4.59	30,689,712	621,517	4.04
Cash, time deposits and investment securities	690,808	12,365	3.58	788,413	9,655	2.44
Total interest-earning assets	$33,704,039	$769,943	4.57%	$31,478,125	$631,172	4.00%
Other assets, less allowance for credit losses(3)	1,077,071			887,210
Total assets(3)	$34,781,110			$32,365,335

Liabilities:
Commercial paper	$2,262,175	$61,575	5.44%	$2,878,740	$38,792	2.69%
Other short-term borrowings	1,911,555	49,374	5.17	2,216,736	26,603	2.39
Short-term borrowings(4)	4,173,730	110,949	5.32	5,095,476	$65,395	2.56
Medium-term notes	7,075,343	137,871	3.90	5,779,703	77,421	2.67
Collateral trust bonds	7,545,732	143,350	3.80	7,139,270	128,562	3.59
Guaranteed Underwriter Program notes payable	6,767,814	106,900	3.16	6,166,294	86,630	2.80
Farmer Mac notes payable	3,505,531	73,762	4.21	3,018,163	44,132	2.92
Other notes payable	2,139	44	4.11	4,732	57	2.40
Subordinated deferrable debt	1,197,737	40,420	6.75	986,563	25,775	5.21
Subordinated certificates	1,219,363	26,830	4.40	1,235,497	26,940	4.35
Total interest-bearing liabilities	$31,487,389	$640,126	4.07%	$29,425,698	$454,912	3.08%
Other liabilities(3)	563,475			688,239
Total liabilities(3)	32,050,864			30,113,937
Total equity(3)	2,730,246			2,251,398
Total liabilities and equity(3)	$34,781,110			$32,365,335
Net interest spread(5)			0.50%			0.92%
Impact of non-interest bearing funding(6)			0.27			0.20
Net interest income/net interest yield(7)		$129,817	0.77%		$176,260	1.12%

Adjusted net interest income/adjusted net interest yield:
Interest income		$769,943	4.57%		$631,172	4.00%
Interest expense		640,126	4.07		454,912	3.08
Add: Net periodic derivative cash settlements interest (income) expense(8)		(56,636)	(1.47)		5,984	0.15
Adjusted interest expense/adjusted average cost(9)		$583,490	3.71%		$460,896	3.12%
Adjusted net interest spread(7)			0.86			0.88
Impact of non-interest bearing funding(6)			0.25			0.20
Adjusted net interest income/adjusted net interest yield(10)		$186,453	1.11%		$170,276	1.08%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 2 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 4. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 4, totaled $907 million and $398 million as of November 30, 2023 and 2022, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,743 million and $7,753 million for Q2 FY2024 and Q2 FY2023, respectively. The average outstanding notional amount of interest rate swaps was $7,729 million and $7,864 million for the YTD FY2024 and YTD FY2023, respectively.
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

Table 5: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q2 FY2024	versus	Q2 FY2023	YTD FY2024	versus	YTD FY2023
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$30,318	$14,756	$15,562	$55,718	$27,694	$28,024
Long-term variable-rate loans	6,623	854	5,769	17,504	3,350	14,154
Line of credit loans	26,276	6,124	20,152	62,911	13,865	49,046
Other, net	(44)	—	(44)	(72)	—	(72)
Total loans	63,173	21,734	41,439	136,061	44,909	91,152
Cash, time deposits and investment securities	1,620	(398)	2,018	2,710	(1,218)	3,928
Total interest income	64,793	21,336	43,457	138,771	43,691	95,080

Interest expense:
Commercial paper	5,866	(5,940)	11,806	22,783	(8,392)	31,175
Other short-term borrowings	8,448	(2,480)	10,928	22,771	(3,725)	26,496
Short-term borrowings	14,314	(8,420)	22,734	45,554	(12,117)	57,671
Medium-term notes	28,223	10,201	18,022	60,450	17,097	43,353
Collateral trust bonds	4,406	1,133	3,273	14,788	6,948	7,840
Guaranteed Underwriter Program notes payable	9,736	4,107	5,629	20,270	8,191	12,079
Farmer Mac notes payable	14,722	5,138	9,584	29,630	6,986	22,644
Other notes payable	(3)	(14)	11	(13)	(31)	18
Subordinated deferrable debt	7,085	2,539	4,546	14,645	5,432	9,213
Subordinated certificates	(82)	(261)	179	(110)	(424)	314
Total interest expense	78,401	14,423	63,978	185,214	32,082	153,132
Net interest income (expense)	$(13,608)	$6,913	$(20,521)	$(46,443)	$11,609	$(58,052)

Adjusted net interest income:
Interest income	$64,793	$21,336	$43,457	$138,771	$43,691	$95,080
Interest expense	78,401	14,423	63,978	185,214	32,082	153,132
Net periodic derivative cash settlements interest expense (income)(2)	(23,966)	20	(23,986)	(62,620)	(119)	(62,501)
Adjusted interest expense(3)	54,435	14,443	39,992	122,594	31,963	90,631
Adjusted net interest income	$10,358	$6,893	$3,465	$16,177	$11,728	$4,449
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

Reported Net Interest Income

Reported net interest income of $65 million for Q2 FY2024 decreased $14 million, or 17%, from Q2 FY2023, driven by a decrease in the net interest yield of 22 basis points, or 22%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,105 million, or 7%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $2,162 million, or 7%, driven primarily by an increase in average long-term fixed-rate loans of $1,527 million and an increase in average line of credit loans of $558 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

•Net Interest Yield: The decrease in the net interest yield of 22 basis points, or 22%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 80 basis points to 4.11%, which was partially offset by an increase in the average yield on interest-earning assets of 53 basis points to 4.62% and an increase in the benefit from non-interest bearing funding of 5 basis points to 0.26%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the sustained increase in the federal funds rate, which increased 150 basis points since November 30, 2022. The increase in average yields on line of credit and variable-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to higher interest rates on our short-term and variable-rate borrowings.

Reported net interest income of $130 million for YTD FY2024 decreased $46 million, or 26%, from YTD FY2023, driven by a decrease in the net interest yield of 35 basis points, or 31%, to 0.77%, partially offset by an increase in average interest-earning assets of $2,226 million, or 7%.

• Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $2,324 million, or 8%, driven primarily by an increase in average long-term fixed-rate loans of $1,441 million and an increase in average line of credit loans of $717 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

• Net Interest Yield: The decrease in the net interest yield of 35 basis points, or 31%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 99 basis points to 4.07%, which was partially offset by an increase in the average yield on interest-earning assets of 57 basis points to 4.57% and an increase in the benefit from non-interest bearing funding of 7 basis points to 0.27%. As mentioned above, the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate.

Adjusted Net Interest Income

Adjusted net interest income of $94 million for Q2 FY2024 increased $10 million, or 12%, from Q2 FY2023, driven by the combined impact of an increase in average interest-earning assets of $2,105 million, or 7%, and an increase in the adjusted net interest yield of 7 basis points, or 7%, to 1.12%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during Q2 FY2024 was driven by the growth in average total loans of $2,162 million, or 7%, attributable primarily to the increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The adjusted net interest yield increased to 1.12%, reflecting the combined impact of an increase in the average yield on interest-earning assets of 53 basis points to 4.62% and an increase in the benefit from non-interest bearing funding of 4 basis points to 0.25%, partially offset by an increase in our adjusted average cost of borrowings of 50 basis points to 3.75%, The increases in both average yield on interest-earning assets and adjusted average cost of borrowings were attributable to the continued high interest-rate environment since November 30, 2022, as discussed above.

Adjusted net interest income of $186 million for YTD FY2024 increased $16 million, or 10%, from YTD FY2023, driven by the combined impact of an increase in average interest-earning assets of $2,226 million, or 7%, and an increase in the adjusted net interest yield of 3 basis points, or 3%, to 1.11%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during YTD FY2024 was driven by the growth in average total loans of $2,324 million, or 8%, attributable primarily to increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 3 basis points, or 3%, reflected the combined impact of an increase in the average yield on interest-earning assets of 57 basis points to 4.57% and an increase in the benefit from non-interest bearing funding of 5 basis points to 0.25%, partially offset by an increase in our adjusted average cost of borrowings of 59 basis points to 3.71%. We discuss above the primary drivers for the increases in the average yield on interest-earning assets and adjusted average cost of borrowings.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. We recorded net periodic derivative cash settlements interest income of $29 million for Q2 FY2024, compared with $5 million for Q2 FY2023. We recorded net periodic derivative cash settlements interest income of $57 million for YTD FY2024, compared with derivative cash settlements interest expense of $6 million for YTD FY2023.

Following the cessation of LIBOR on June 30, 2023, daily compounded SOFR replaced LIBOR as the floating-rate index for our interest rate swaps. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. The higher floating rates during Q2 FY2024 and YTD FY2024 contributed to the derivative cash settlements interest income for the periods. In comparison, the lower floating rates during Q2 FY2023 and YTD FY2023 contributed to the lower derivative cash settlements income for Q2 FY2023 and derivative cash settlements interest expense for YTD FY2023.

See “Non-GAAP Financial Measures” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $56 million and 0.17%, respectively, as of November 30, 2023. In comparison, our allowance for credit losses and allowance coverage ratio was $53 million and 0.16%, respectively, as of May 31, 2023.

We recorded a provision for credit losses of $1 million for Q2 FY2024, resulted primarily from an increase in the collective allowance due to loan portfolio growth. In comparison, we recorded a provision for credit losses of $12 million for Q2 FY2023, primarily driven by an increase in the asset-specific allowance for a nonperforming CFC power supply loan, attributable to a decrease in the expected payments on this loan.

We recorded a provision for credit losses of $1 million for YTD FY2024, compared to a provision for credit losses of $15 million for YTD FY2023. The provision for credit losses for YTD FY2024 resulted from an increase of $4 million in the collective allowance, partially offset by a decrease of $1 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received from Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”). The increase of $4 million in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. The provision for credit losses for the YTD FY2023 was driven primarily by an increase in the asset-specific allowance as discussed above.

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

Table 6 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 6: Non-Interest Income

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Non-interest income components:
Fee and other income	$6,611	$4,166	$11,148	$8,222
Derivative gains	106,938	146,790	296,825	240,377
Investment securities gains (losses)	1,843	(493)	4,776	(4,172)
Total non-interest income	$115,392	$150,463	$312,749	$244,427

The variance in non-interest income was primarily attributable to changes in the derivative gains recognized in our consolidated statements of operations. In addition, we experienced a favorable shift from losses to gains recorded on our debt and equity investment securities of $2 million and $9 million for Q2 FY2024 and YTD FY2024, respectively, compared with Q2 FY2023 and YTD FY2023. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

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

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”), and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only. The benchmark variable rate for the floating-rate payments under our swap agreements is daily compounded SOFR as of November 30, 2023. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive increases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps; therefore, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening, inversion or steepening—will also impact the fair value of our derivatives.

On November 3, 2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The Treasury locks were designated and qualified as cash flow hedges. On November 7, 2023, we terminated the Treasury locks upon the pricing of the $300 million of notes payable under our Farmer Mac revolving note purchase agreement and recorded a net settlement gain of less than $1 million in AOCI, which will be reclassified into interest expense over the term of the related Farmer Mac borrowings. We did not have any derivatives designated as accounting hedges as of November 30, 2023 and May 31, 2023.

Table 7 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 7: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Derivative gains attributable to:
Derivative cash settlements interest income (expense)	$28,767	$4,801	$56,636	$(5,984)
Derivative forward value gains	78,171	141,989	240,189	246,361
Derivative gains	$106,938	$146,790	$296,825	$240,377

We recorded derivative gains of $107 million for Q2 FY2024, attributable to increases in the longer-term swap interest rates. In comparison, we recorded derivative gains of $147 million for Q2 FY2023, attributable to more pronounced increases in interest rates across the entire swap curve during the period.

We recorded derivative gains of $297 million for YTD FY2024, attributable to increases in the medium- and longer-term swap interest rates. In comparison, we recorded derivative gains of $240 million for YTD FY2023, attributable to increases in interest rates across the entire swap curve during the period.

Our derivatives portfolio consisted of interest rate swaps with a total notional amount of $7,621 million and $7,816 million as of November 30, 2023 and May 31, 2023, respectively. As discussed above, our derivative portfolio consists of a higher proportion of longer-dated pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps accounting for approximately 78% of the outstanding notional amount of our derivative portfolio as of both November 30, 2023 and May 31, 2023. Therefore, increases and decreases in medium- and longer-term swap rates generally have a more pronounced corresponding impact on the change in the net fair value of our swap portfolio. The average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and two years, respectively, as of November 30, 2023 and 19 years and three years, respectively, as of November 30, 2022.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 8 below.

Comparative Swap Curves

Table 8 below provides comparative swap curves as of November 30, 2023, August 31, 2023, May 31, 2023, November 30, 2022 and May 31, 2022.

Table 8: Comparative Swap Curves

6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
5.52%
5.40%
5.37%
4.78%
4.68%
4.76%
4.59%
4.54%
4.02%
4.01%
3.81%
3.86%
3.99%
3.81%
3.65%
3.64%
3.85%
3.52%
3.44%
3.35%
2.89%
2.86%
2.93%
2.85%
1.61%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
November 30, 2023
August 31, 2023
May 31, 2023
November 30, 2022
May 31, 2022

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2023 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, gains and losses on the early extinguishment of debt and other miscellaneous expenses. Table 9 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 9: Non-Interest Expense

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Non-interest expense components:
Salaries and employee benefits	$(16,546)	$(14,206)	$(32,420)	$(27,984)
Other general and administrative expenses	(14,966)	(13,041)	(30,595)	(24,782)
Operating expenses	(31,512)	(27,247)	(63,015)	(52,766)
Losses on early extinguishment of debt	(26)	—	(965)	—
Other non-interest expense	(250)	(355)	(428)	(677)
Total non-interest expense	$(31,788)	$(27,602)	$(64,408)	$(53,443)

Non-interest expense of $32 million and $64 million for Q2 FY2024 and YTD FY2024, respectively, increased $4 million, or 15% and $11 million, or 21%, respectively, from Q2 FY2023 and YTD FY2023, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries, information technology, and depreciation and amortization expenses. During Q1 FY2024, we redeemed $100 million of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to the unamortized debt issuance costs.

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

We recorded net loss attributable to noncontrolling interests of less than $1 million for Q2 FY2024 and net income of less than $1 million for YTD FY2024. In comparison, we recorded a net income attributable to noncontrolling interests of less than $1 million for both Q2 FY2023 and YTD FY2023.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $1,498 million, or 4%, to $35,510 million as of November 30, 2023, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $1,191 million, or 4%, to $32,614 million as of November 30, 2023, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $307 million to $2,896 million as of November 30, 2023, attributable to our reported net income of $376 million for YTD FY2024, which was partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

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

Loans Outstanding

Loans to members totaled $33,554 million and $32,532 million as of November 30, 2023 and May 31, 2023, respectively. Loans to CFC distribution, power supply, and statewide and associate borrowers accounted for 95% and 96% of total loans to members as of November 30, 2023 and May 31, 2023, respectively. The increase in loans to members of $1,022 million, or 3%, from May 31, 2023, was primarily attributable to net increases in long-term and line of credit loans of $853 million and $169 million, respectively. The $169 million increase in line of credit loans was primarily attributable to funding provided for higher working capital requirements from our members and RUS bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and RTFC loans of $605 million, $301 million, $68 million and $58 million, respectively, partially offset by a decrease in NCSC loans of $10 million.

Long-term loan advances totaled $1,608 million during YTD FY2024, of which approximately 94% was provided to members for capital expenditures and approximately 6% was provided for other purposes, primarily business acquisitions. In comparison, long-term loan advances totaled $1,651 million during YTD FY2023, of which approximately 95% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. Of the $1,608 million total long-term loans advanced during the YTD FY2024, $1,532 million were fixed-rate loan advances with a weighted average fixed-rate term of 12 years. In comparison, of the $1,651 million total long-term loans advanced during YTD FY2023, $1,478 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,724 million as of November 30, 2023, from approximately $2,355 million as of May 31, 2023.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of November 30, 2023 and May 31, 2023. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Debt—Total Debt Outstanding

(Dollars in thousands)	November 30, 2023	May 31, 2023	Change
Debt product type:
Commercial paper:
Members, at par	$1,312,659	$1,017,431	$295,228
Dealer, net of discounts	1,038,638	1,293,167	(254,529)
Total commercial paper	2,351,297	2,310,598	40,699
Select notes to members	1,550,423	1,630,799	(80,376)
Daily liquidity fund notes to members	352,961	238,329	114,632
Medium-term notes:
Members, at par	736,568	731,809	4,759
Dealer, net of discounts	6,831,391	6,131,608	699,783
Total medium-term notes	7,567,959	6,863,417	704,542
Collateral trust bonds	7,181,456	7,577,973	(396,517)
Guaranteed Underwriter Program notes payable	6,894,611	6,720,643	173,968
Farmer Mac notes payable	3,901,908	3,149,898	752,010
Other notes payable	1,169	1,166	3
Subordinated deferrable debt	1,184,247	1,283,436	(99,189)
Members’ subordinated certificates:
Membership subordinated certificates	628,619	628,614	5
Loan and guarantee subordinated certificates	334,037	348,349	(14,312)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,208,819	1,223,126	(14,307)
Total debt outstanding	$32,194,850	$30,999,385	$1,195,465

Security type:
Secured debt	56%	56%
Unsecured debt	44	44
Total	100%	100%

Funding source:
Members	16%	16%
Other non-capital market:
Guaranteed Underwriter Program notes payable	21	22
Farmer Mac notes payable	12	10
Total other non-capital market	33	32
Capital markets	51	52
Total	100%	100%

Interest rate type:
Fixed-rate debt	80%	80%
Variable-rate debt	20	20
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	93%	94%
Variable-rate debt(2)	7	6
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	16%	15%
Long-term and subordinated debt(4)	84	85
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,195 million, or 4%, to $32,195 million as of November 30, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper of $1,039 million as of November 30, 2023 was within our quarter-end target range of $1,000 million to $1,500 million. We provide additional information on our financing activities for the YTD FY2024 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays member debt outstanding, by product type, as of November 30, 2023 and May 31, 2023.

Table 11: Debt—Member Investments

	November 30, 2023		May 31, 2023		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,312,659	56%	$1,017,431	44%	$295,228
Select notes	1,550,423	100	1,630,799	100	(80,376)
Daily liquidity fund notes	352,961	100	238,329	100	114,632
Medium-term notes	736,568	10	731,809	11	4,759
Members’ subordinated certificates	1,208,819	100	1,223,126	100	(14,307)
Total member investments	$5,161,430		$4,841,494		$319,936

Percentage of total debt outstanding	16%		16%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 16% of total debt outstanding as of both November 30, 2023 and May 31, 2023. Member investments totaled $5,161 million as of November 30, 2023, an increase of $320 million from May 31, 2023, primarily attributable to the increase in short-term member investments as our members tend to invest their excess cash with CFC. Over the last twelve fiscal quarters, our member investments have averaged $5,101 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,162 million as of November 30, 2023, from $4,546 million as of May 31, 2023, primarily driven by increase in short-term notes payable advanced under the Farmer Mac revolving purchase agreement and short-term member investments, partially offset by a decrease in outstanding dealer commercial paper. Short-term borrowings accounted for 16% and 15% of total debt outstanding as of November 30, 2023 and May 31, 2023, respectively.

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

Long-term and subordinated debt increased to $27,033 million as of November 30, 2023, from $26,453 million as of May 31, 2023, primarily due to net increase of $665 million in medium term notes, $252 million in notes payable under the Farmer Mac revolving purchase agreement, and $174 million in notes payable under the Guaranteed Underwriter Program, partially offset by repayments of $405 million of collateral trust bonds and the early redemption of $100 million of our subordinated deferrable debt. Long-term and subordinated debt accounted for 84% and 85% of total debt outstanding as of November 30, 2023 and May 31, 2023, respectively.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 12 presents the components of total CFC equity and total equity as of November 30, 2023 and May 31, 2023.

Table 12: Equity

(Dollars in thousands)	November 30, 2023	May 31, 2023
Equity components:
Membership fees and educational fund:
Membership fees	$970	$969
Educational fund	1,916	2,565
Total membership fees and educational fund	2,886	3,534
Patronage capital allocated	934,135	1,006,115
Members’ capital reserve	1,202,152	1,202,152
Total allocated equity	2,139,173	2,211,801
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	342,624	92,363
Year-to-date derivative forward value gains (1)	239,307	250,261
Period-end cumulative derivative forward value gains(1)	581,931	342,624
Other unallocated net income (loss)	136,284	(709)
Unallocated net income	718,215	341,915
CFC retained equity	2,857,388	2,553,716
Accumulated other comprehensive income	8,618	8,343
Total CFC equity	2,866,006	2,562,059
Noncontrolling interests	30,134	27,190
Total equity	$2,896,140	$2,589,249
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

The increase in total equity of $307 million to $2,896 million as of November 30, 2023 was attributable to our reported net income of $376 million for YTD FY2024, partially offset by the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. Loans outstanding to electric utility organizations totaled $32,994 million and $32,032 million as of November 30, 2023 and May 31, 2023, respectively, representing 98% and 99% of our total loans outstanding as of each respective date. The remaining loans outstanding in our loan portfolio were to RTFC members, affiliates and associates in the telecommunications industry sector. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 88% and 87% of total loans outstanding as of November 30, 2023 and May 31, 2023, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 13 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of November 30, 2023 and May 31, 2023. Of our total loans outstanding, 92% were secured as of both November 30, 2023 and May 31, 2023.

Table 13: Loans—Loan Portfolio Security Profile

	November 30, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$24,313,913	93%	$1,727,759	7%	$26,041,672
Power supply	4,930,834	86	806,763	14	5,737,597
Statewide and associate	214,338	80	53,948	20	268,286
Total CFC	29,459,085	92	2,588,470	8	$32,047,555
NCSC	930,516	98	16,127	2	946,643
RTFC	512,643	94	33,397	6	546,040
Total loans outstanding(1)	$30,902,244	92	$2,637,994	8	$33,540,238

Loan type:
Long-term loans:
Fixed rate	$29,231,901	99%	$156,721	1%	$29,388,622
Variable rate	857,535	100	1,547	—	859,082
Total long-term loans	30,089,436	99	158,268	1	30,247,704
Line of credit loans	812,808	25	2,479,726	75	3,292,534
Total loans outstanding(1)	$30,902,244	92	$2,637,994	8	$33,540,238

	May 31, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,736,624	93%	$1,700,453	7%	$25,437,077
Power supply	4,633,558	85	803,684	15	5,437,242
Statewide and associate	157,342	79	43,026	21	200,368
Total CFC	$28,527,524	92	2,547,163	8	31,074,687
NCSC	925,925	97	30,949	3	956,874
RTFC	462,209	95	25,579	5	487,788
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349

Loan type:
Long-term loans:
Fixed rate	$28,203,752	99%	$167,606	1%	$28,371,358
Variable rate	1,022,841	100	1,812	—	1,024,653
Total long-term loans	29,226,593	99	169,418	1	29,396,011
Line of credit loans	689,065	22	2,434,273	78	3,123,338
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both November 30, 2023 and May 31, 2023.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $32,994 million and $32,032 million as of November 30, 2023 and May 31, 2023, respectively, and represented approximately 98% and 99% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $118 million and $123 million as of November 30, 2023 and May 31, 2023, respectively.

Single-Obligor Concentration

Table 14 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of November 30, 2023 and May 31, 2023. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of November 30, 2023 compared to 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2023 and May 31, 2023.

Table 14: Loans—Loan Exposure to 20 Largest Borrowers

	November 30, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,148,154	13%	$3,600,193	11%
Power supply	2,422,605	7	2,782,098	9
Total CFC	6,570,759	20	6,382,291	20
NCSC	181,750	—	205,321	—
Total loan exposure to 20 largest borrowers	6,752,509	20	6,587,612	20
Less: Loans covered under Farmer Mac standby purchase commitment	(226,225)	(1)	(266,754)	(1)
Net loan exposure to 20 largest borrowers	$6,526,284	19%	$6,320,858	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $421 million and $436 million as of November 30, 2023 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $226 million and $267 million as of November 30, 2023 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 891 and 884 as of November 30, 2023 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 891 and 884 borrowers with loans outstanding as of November 30, 2023 and May 31, 2023, respectively, 50 and 52 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 and 69 borrowers with loans outstanding as of November 30, 2023 and May 31, 2023, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,653 million and $5,529 million as of November 30, 2023 and May 31, 2023, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $151 million and

$155 million as of November 30, 2023 and May 31, 2023, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,502 million and $5,373 million as of each respective date. See “Note 4—Loans” for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2023.

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

We had one loan modification to a RTFC borrower experiencing financial difficulty during Q2 FY2024 and YTD FY2024. This loan received a term extension and had an amortized cost of $3 million as of November 30, 2023, representing 1% of the RTFC loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of November 30, 2023, consisting of one RTFC loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

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

We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during the three months ended February 28, 2023 (“Q3 FY2023”), which were on non-accrual status as of May 31, 2023. During Q1 FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.
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

We had a loan to one CFC electric power supply borrower totaling $85 million classified as nonperforming as of November 30, 2023. In comparison, we had loans to two CFC electric power supply borrowers totaling $89 million classified as nonperforming as of May 31, 2023. Nonperforming loans represented 0.25% and 0.27% of total loans outstanding as of November 30, 2023 and May 31, 2023, respectively. The reduction in nonperforming loans of $4 million was due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during the YTD FY2024.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no charge-offs during Q2 FY2024 and YTD FY2024. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during Q1 FY2024. The additional payment received of $1 million was recorded as a loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts, which resulted in an annualized net recovery rate of 0.01% for YTD FY2024. In comparison, we had charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during Q2 FY2023 and YTD FY2023, which resulted in an annualized net charge-off rate of 0.19% and 0.10% for Q2 FY2023 and YTD FY2023, respectively. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $300 million and $323 million as of November 30, 2023 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $23 million in criticized loans was primarily due to loan payments received from Brazos and Brazos Sandy Creek in the doubtful category, partially offset by an increase in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2024. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

We provide additional information on our borrower risk rating framework in our 2023 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

Allowance for Credit Losses

We are required to maintain an allowance based on a current estimate of credit losses that are expected to occur over the remaining contractual term of the loans in our portfolio. Our allowance for credit losses consists of a collective allowance and an asset-specific allowance. The collective allowance is established for loans in our portfolio that share similar risk characteristics and are therefore evaluated on a collective, or pool, basis in measuring expected credit losses. The asset-

specific allowance is established for loans in our portfolio that do not share similar risk characteristics with other loans in our portfolio and are therefore evaluated on an individual basis in measuring expected credit losses.

Table 15 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of November 30, 2023 and May 31, 2023 and the allowance components as of each date.

Table 15: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	November 30, 2023			May 31, 2023
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$26,041,672	$16,037	0.06%	$25,437,077	$14,924	0.06%
Power supply	5,737,597	33,312	0.58	5,437,242	33,306	0.61
Statewide and associate	268,286	1,271	0.47	200,368	1,194	0.60
Total CFC	32,047,555	50,620	0.16	31,074,687	49,424	0.16
NCSC	946,643	2,941	0.31	956,874	2,464	0.26
RTFC	546,040	1,993	0.36	487,788	1,206	0.25
Total	$33,540,238	$55,554	0.17	$32,519,349	$53,094	0.16

Allowance components:
Collective allowance	$33,447,714	$30,762	0.09%	$32,398,910	$27,335	0.08%
Asset-specific allowance	92,524	24,792	26.80	120,439	25,759	21.39
Total allowance for credit losses	$33,540,238	$55,554	0.17	$32,519,349	$53,094	0.16

Allowance coverage ratios:
Nonaccrual loans (3)	$84,987		65.37%	$112,209		47.32%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $13 million as of both November 30, 2023 and May 31, 2023.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.25% and 0.35% of total loans outstanding as of November 30, 2023 and May 31, 2023, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio increased to $56 million and 0.17%, respectively, as of November 30, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $3 million increase in the allowance for credit losses reflected an increase in the collective allowance of $4 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC power supply loan.

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

Counterparty Credit Risk

In addition to credit exposure from our borrowers, we enter into other types of financial transactions in the ordinary course of business that expose us to counterparty credit risk, primarily related to transactions involving our cash and cash equivalents, time deposits, securities held in our investment securities portfolio and derivatives. We mitigate our risk by only entering into these transactions with counterparties with investment-grade ratings, establishing operational guidelines and counterparty exposure limits and monitoring our counterparty credit risk position. We evaluate our counterparties based on certain quantitative and qualitative factors and periodically assign internal risk rating grades to our counterparties.

Cash, Time Deposits and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents, time deposits and investment securities totaled $129 million, $400 million and $417 million, respectively, as of November 30, 2023. The primary credit exposure associated with investments held in our investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents and time deposits with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of November 30, 2023, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2023.

We provide additional information on the holdings in our investment portfolio below under “Liquidity Risk—Investment Portfolio” and in “Note 3—Investment Securities.”

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

We manage our derivative counterparty credit exposure by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s Investors Service (“Moody’s”) as of both November 30, 2023 and May 31, 2023, and from AA- to BBB+ and AA- to A- by S&P as of November 30, 2023 and May 31, 2023, respectively. The total outstanding notional amount of derivatives with these counterparties was $7,621 million and $7,816 million as of November 30, 2023 and May 31, 2023, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 23% of the total outstanding notional amount of our derivatives as of both November 30, 2023 and May 31, 2023.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. However, we estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $587 million and $349 million as of November 30, 2023 and May 31, 2023, respectively.

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

In addition to cash on hand and time deposits, our primary sources of funds include member loan principal repayments, securities held in our investment portfolio, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, a revolving note purchase agreement with Farmer Mac and proceeds from debt issuances to members and in the public capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 16 presents a comparison between our available liquidity, which consists of cash and cash equivalents, time deposits, our debt securities investment portfolio and amounts under committed credit facilities, as of November 30, 2023 and May 31, 2023.

Table 16: Available Liquidity

	November 30, 2023			May 31, 2023
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash, time deposits and investment debt securities:
Cash and cash equivalents	$129	$—	$129	$199	$—	$199
Time deposits	400	—	400	—	—	—
Debt securities investment portfolio(1)	381	—	381	475	—	475
Total cash, time deposits and investment debt securities	910	—	910	674	—	674
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,800	2	2,798	2,600	2	2,598
Guaranteed Underwriter Program committed facilities—secured(3)	9,473	8,723	750	9,473	8,448	1,025
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,902	2,098	6,000	3,150	2,850
Total committed credit facilities	18,273	12,627	5,646	18,073	11,600	6,473
Total available liquidity	$19,183	$12,627	$6,556	$18,747	$11,600	$7,147
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.

(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both November 30, 2023 and May 31, 2023, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 17 presents our primary liquidity coverage ratios as of November 30, 2023 and May 31, 2023 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 17: Liquidity Coverage Ratios

(Dollars in millions)	November 30, 2023	May 31, 2023
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,556	$7,147
Debt scheduled to mature over next 12 months:
Short-term borrowings	5,162	4,546
Long-term and subordinated debt scheduled to mature over next 12 months	2,218	2,383
Total debt scheduled to mature over next 12 months	7,380	6,929
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(824)	$218

Liquidity coverage ratio	0.89	1.03

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,556	$7,147
Total debt scheduled to mature over next 12 months	7,380	6,929
Exclude: Member short-term investments	(3,623)	(3,253)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,757	3,676
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,799	$3,471

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.75	1.94
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.

(2)Total available liquidity is presented above in Table 16.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

As presented in Table 17 above, our available liquidity of $6,556 million as of November 30, 2023 was $824 million below our total scheduled debt obligations over the next 12 months of $7,380 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $3,623 million, dealer commercial paper of $1,039 million and Farmer Mac notes payable of $500 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,218 million consist of debt maturities and scheduled debt payment amounts, of which, $165 million was from member investments.

We believe we can continue to roll over our member short-term investments of $3,623 million as of November 30, 2023, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,589 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2023 was $2,799 million in excess of, or 1.7 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,757 million. In addition, we expect to receive $1,516 million from scheduled long-term loan principal payments over the next 12 months.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. Although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements, our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million. To mitigate commercial paper rollover risk, we expect to continue to maintain our committed bank revolving line of credit agreements and be in compliance with the covenants of these agreements so we can draw on these facilities, if necessary, to repay dealer or member commercial paper that cannot be refinanced with similar debt. In addition, under master repurchase agreements we have with our bank counter parties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

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

Investment Portfolio

We have an investment portfolio, composed of time deposits, debt securities classified as trading and equity securities. Our time deposits have maturities of less than one year and are valued at carrying value, which approximates fair value. Total time deposits were $400 million as of November 30, 2023. We did not have any time deposits outstanding as of May 31, 2023. The debt securities are reported on our consolidated balance sheets at fair value. The aggregate fair value of the securities in our investment portfolio was $417 million as of November 30, 2023, consisting of debt securities with a fair value of $381 million and equity securities with a fair value of $36 million. In comparison, the aggregate fair value of the securities in our investment portfolio was $510 million as of May 31, 2023, consisting of debt securities with a fair value of $475 million and equity securities with a fair value of $35 million.

Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both November 30, 2023 and May 31, 2023; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,273 million and $18,073 million as of November 30, 2023 and May 31, 2023, respectively, and the aggregate amount available for access totaled $5,646 million and $6,473 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. On November 20, 2023, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2026 and November 28, 2027, respectively, and to include a $100 million swingline facility under each agreement. In connection with the amendments to the revolving line of credit agreements, commitments from the existing banks increased by $100 million under each of the three-year and four-year revolving credit agreements. Commitments of $150 million under each agreement will expire at the prior maturity dates of November 28, 2025 and November 28, 2026. The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 18 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2023.

Table 18: Committed Bank Revolving Line of Credit Agreements

	November 30, 2023
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee (1)
Bank revolving line of credit term:
3-year agreement	$150	$—	$150	November 28, 2025	7.5 bps
3-year agreement	1,195	—	1,195	November 28, 2026	7.5 bps
Total 3-year agreement	1,345	—	1,345
4-year agreement	150	—	150	November 28, 2026	10.0 bps
4-year agreement	1,305	2	1,303	November 28, 2027	10.0 bps
Total 4-year agreement	1,455	2	1,453
Total	$2,800	$2	$2,798
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2023; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to extend new loans to our members and refinance existing member debt. As part of the program, we pay fees, based on our outstanding borrowings, that are intended to help fund the USDA Rural Economic Development Loan and Grant program and thereby support additional investment in rural economic development projects. The borrowings under this program are guaranteed by the RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

As displayed in Table 16, we had accessed $8,723 million under the Guaranteed Underwriter Program and up to $750 million was available for borrowing as of November 30, 2023. The $750 million available borrowing amount is available for advance through July 15, 2027. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,895 million as of November 30, 2023.

On December 19, 2023, we closed on a $450 million Series U committed loan facility from the U.S. Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2028. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,902 million and $3,150 million as of November 30, 2023 and May 31, 2023, respectively. We borrowed $500 million in short-term notes payable and $300 million in long-term notes payable under this note purchase agreement with Farmer Mac during YTD FY2024. As displayed in Table 16, the amount available for borrowing under this agreement was $2,098 million as of November 30, 2023. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $616 million to $5,162 million as of November 30, 2023, from $4,546 million as of May 31, 2023, and accounted for 16% and 15% of total debt outstanding as of each respective period. The increase in short-term borrowings was primarily driven by the increase in short-term notes payable advanced under the Farmer Mac revolving note purchase agreement and short-term member investments, partially offset by the decrease in outstanding dealer commercial paper.

Member investments have historically been our primary source of short-term borrowings. Table 19 displays the composition, by funding source, of our short-term borrowings as of November 30, 2023 and May 31, 2023. As indicated in Table 19, members’ investments represented 70% and 72% of our outstanding short-term borrowings as of November 30, 2023 and May 31, 2023, respectively.

Table 19: Short-Term Borrowings—Funding Sources

	November 30, 2023		May 31, 2023
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,622,945	70%	$3,253,108	72%
Farmer Mac notes payable	500,000	10	—	—
Capital markets	1,038,638	20	1,293,167	28
Total	$5,161,583	100%	$4,546,275	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding of $1,039 million and $1,293 million as of November 30, 2023 and May 31, 2023, respectively, was within our quarter-end target.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $27,033 million and $26,453 million as of November 30, 2023 and May 31, 2023, respectively, and accounted for 84% and 85% of total debt outstanding as of each respective date. The increase in long-term and subordinated debt was primarily due to debt issuances totaling $1,752 million, partially offset by debt repayments totaling $1,180 million during YTD FY2024, as presented below in Table 20.

The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the U.S. Securities and Exchange Commission (“SEC”), we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2026; and
•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2025.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 20 summarizes long-term and subordinated debt issuances and repayments during YTD FY2024.

Table 20: Long-Term and Subordinated Debt— Issuances and Repayments

	YTD FY2024
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$—	$405,000
Guaranteed Underwriter Program notes payable	275,000	101,031
Farmer Mac notes payable	300,000	47,990
Medium-term notes sold to members	50,255	85,849
Medium-term notes sold to dealers	1,126,290	425,478
Subordinated deferrable debt	—	100,000
Members’ subordinated certificates	98	14,405
Total	$1,751,643	$1,179,753
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 21 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of November 30, 2023, in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

Table 21: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2024	$1,223,418	4%
2025	2,627,776	10
2026	3,621,396	13
2027	2,054,733	8
2028	2,166,810	8
Thereafter	15,583,278	57
Total	$27,277,411	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of November 30, 2023, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $145 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities under the above “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $32,195 million as of November 30, 2023, $17,979 million, or 56%, was secured by pledged loans totaling $21,438 million. In comparison, of our total debt outstanding of $30,999 million as of May 31, 2023, $17,450 million, or 56%, was secured by pledged loans totaling $21,038 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 22 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of November 30, 2023 and May 31, 2023.

Table 22: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		November 30, 2023	May 31, 2023
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	144%	115%
Collateral trust bonds 2007 indenture	100	150	124	114
Guaranteed Underwriter Program notes payable	100	150	112	117
Farmer Mac notes payable	100	150	117	136
Clean Renewable Energy Bonds Series 2009A(2)	100	150	115	129
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged.

Table 23 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2023 and May 31, 2023.

Table 23: Loans—Unencumbered Loans

(Dollars in thousands)	November 30, 2023	May 31, 2023
Total loans outstanding(1)	$33,540,238	$32,519,349
Less: Loans required pledged under secured debt agreements(2)	(18,185,328)	(17,664,350)
Loans pledged in excess of required amount(2)(3)	(3,252,257)	(3,373,580)
Total pledged loans	(21,437,585)	(21,037,930)
Unencumbered loans	$12,102,653	$11,481,419

Unencumbered loans as a percentage of total loans outstanding	36%	35%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both November 30, 2023 and May 31, 2023.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 23, we had excess loans pledged as collateral totaling $3,252 million and $3,374 million as of November 30, 2023 and May 31, 2023, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Projected Near-Term Sources and Uses of Funds

Table 24 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters through the quarter ending May 31, 2025. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of November 30, 2023 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 24: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q3 FY2024	$1,002	$374	$1,376	$1,169	$957	$2,126
Q4 FY2024	669	370	1,039	552	850	1,402
Q1 FY2025	305	391	696	385	741	1,126
Q2 FY2025	1,129	381	1,510	959	731	1,690
Q3 FY2025	1,673	382	2,055	1,229	732	1,961
Q4 FY2025	598	390	988	420	740	1,160
Total	$5,376	$2,288	$7,664	$4,714	$4,751	$9,465
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended May 31, 2025.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 24, we currently project long-term advances of $3,279 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,516 million, resulting in net long-term loan growth of approximately $1,763 million over the next 12 months.

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

Table 25 displays our credit ratings as of November 30, 2023, which remain unchanged as of the date of this Report. Subsequent to Q2 FY2024, S&P affirmed CFC’s ratings and stable outlook in December 2023.

Table 25: Credit Ratings

November 30, 2023
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion date	February 16, 2023	December 7, 2022	September 22, 2023
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 11.26 as of November 30, 2023, from 12.14 as of May 31, 2023, primarily due to an increase in equity from our reported net income of $376 million for YTD FY2024, which was partially offset by a decrease in equity attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2023 of $72 million.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6-to-1, the adjusted debt-to-equity ratio increased to 6.38 as of November 30, 2023 from 6.04 as of May 31, 2023, due to the combined impact of an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio and a decrease in adjusted equity. The decrease in adjusted equity was primarily due to the early redemption during YTD FY2024 of $100 million of our $400 million subordinated deferrable debt due 2043 and the CFC Board of Directors’ authorized patronage capital retirement in July 2023, partially offset by our adjusted net income for YTD FY2024.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2023.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,763 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at an elevated level over the same period. Although the yield curve is expected to remain inverted throughout 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024.

Based on our current forecast assumptions, including the yield curve forecast noted above, we project a decrease in our reported net interest income and reported net interest yield over the next 12 months compared to the 12-month period ended November 30, 2023. We also project a decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended November 30, 2023, primarily due to the current yield curve assumptions and our balance sheet position.

Table 26 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of November 30, 2023 and May 31, 2023. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 26: Interest Rate Sensitivity Analysis

	November 30, 2023			May 31, 2023
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(6.55)%	6.64%	(8.41)%	(4.41)%	4.70%	(5.88)%
Derivative cash settlements	13.08%	(13.08)%	10.73%	11.50%	(11.58)%	9.38%
Adjusted net interest income(2)	6.54%	(6.44)%	2.31%	7.09%	(6.88)%	3.50%
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

The changes in the sensitivity measures between November 30, 2023 and May 31, 2023 are primarily attributable to a slight decrease in the amount of variable rate assets being funded with fixed rate debt, changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 26 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of November 30, 2023, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of November 30, 2023, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap widened slightly to negative 1.48 months as of November 30, 2023, from negative 1.34 months as of May 31, 2023 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The slight widening of the duration gap is primarily due to an increase in line of credit loans outstanding of $169 million, which reduced the duration of interest-earning assets.

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

Net Income and Adjusted Net Income

Table 27 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 27: Adjusted Net Income

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Adjusted net interest income:
Interest income	$388,987	$324,194	$769,943	$631,172
Interest expense	(323,845)	(245,444)	(640,126)	(454,912)
Include: Derivative cash settlements interest income (expense)(1)	28,767	4,801	56,636	(5,984)
Adjusted interest expense	(295,078)	(240,643)	(583,490)	(460,896)
Adjusted net interest income	$93,909	$83,551	$186,453	$170,276

Adjusted total revenue:
Net interest income	$65,142	$78,750	$129,817	$176,260
Fee and other income	6,611	4,166	11,148	8,222
Total revenue	71,753	82,916	140,965	184,482
Include: Derivative cash settlements interest income (expense)(1)	28,767	4,801	56,636	(5,984)
Adjusted total revenue	$100,520	$87,717	$197,601	$178,498

Adjusted net income:
Net income	$148,035	$189,764	$376,319	$351,638
Exclude: Derivative forward value gains(2)	78,171	141,989	240,189	246,361
Adjusted net income	$69,864	$47,775	$136,130	$105,277
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

TIER and Adjusted TIER

Table 28 displays the calculation of our TIER and adjusted TIER.

Table 28: TIER and Adjusted TIER

	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
TIER (1)	1.46	1.77	1.59	1.77

Adjusted TIER (2)	1.24	1.20	1.23	1.23
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 29 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2023 and May 31, 2023. As indicated in Table 29, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 29: Adjusted Liabilities and Equity

(Dollars in thousands)	November 30, 2023	May 31, 2023
Adjusted total liabilities:
Total liabilities	$32,614,063	$31,422,811
Exclude:
Derivative liabilities	92,890	115,074
Debt used to fund loans guaranteed by RUS	118,360	122,873
Subordinated deferrable debt	1,184,247	1,283,436
Subordinated certificates	1,208,819	1,223,126
Adjusted total liabilities	$30,009,747	$28,678,302

Adjusted total equity:
Total equity	$2,896,140	$2,589,249
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(1)	343,098	90,831
Year-to-date derivative forward value gains(1)	240,189	252,267
Period-end cumulative derivative forward value gains(1)	583,287	343,098
AOCI attributable to derivatives(2)	844	1,001
Subtotal	584,131	344,099
Include:
Subordinated deferrable debt	1,184,247	1,283,436
Subordinated certificates	1,208,819	1,223,126
Subtotal	2,393,066	2,506,562
Adjusted total equity	$4,705,075	$4,751,712
____________________________
(1) Represents consolidated total derivative forward value gains.
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2023 and May 31, 2023.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2023	May 31, 2023
Debt-to equity ratio:
Total liabilities	$32,614,063	$31,422,811
Total equity	2,896,140	2,589,249
Debt-to-equity ratio (1)	11.26	12.14

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$30,009,747	$28,678,302
Adjusted total equity(2)	4,705,075	4,751,712
Adjusted debt-to-equity ratio(3)	6.38	6.04
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.

(2) See Table 29 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2023 and May 31, 2023. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	November 30, 2023	May 31, 2023
Members’ equity:
Total CFC equity	$2,866,006	$2,562,059
Exclude:
Accumulated other comprehensive income	8,618	8,343
Period-end cumulative derivative forward value gains attributable to CFC(1)	581,931	342,624
Subtotal	590,549	350,967
Members’ equity	$2,275,457	$2,211,092
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of November 30, 2023 and May 31, 2023 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Interest income	$388,987	$324,194	$769,943	$631,172
Interest expense	(323,845)	(245,444)	(640,126)	(454,912)
Net interest income	65,142	78,750	129,817	176,260
Provision for credit losses	(628)	(11,628)	(1,428)	(15,124)
Net interest income after provision for credit losses	64,514	67,122	128,389	161,136
Non-interest income:
Fee and other income	6,611	4,166	11,148	8,222
Derivative gains	106,938	146,790	296,825	240,377
Investment securities gains (losses)	1,843	(493)	4,776	(4,172)
Total non-interest income	115,392	150,463	312,749	244,427
Non-interest expense:
Salaries and employee benefits	(16,546)	(14,206)	(32,420)	(27,984)
Other general and administrative expenses	(14,966)	(13,041)	(30,595)	(24,782)
Losses on early extinguishment of debt	(26)	—	(965)	—
Other non-interest expense	(250)	(355)	(428)	(677)
Total non-interest expense	(31,788)	(27,602)	(64,408)	(53,443)
Income before income taxes	148,118	189,983	376,730	352,120
Income tax provision	(83)	(219)	(411)	(482)
Net income	148,035	189,764	376,319	351,638
Less: Net loss (income) attributable to noncontrolling interests	408	(27)	(19)	(220)
Net income attributable to CFC	$148,443	$189,737	$376,300	$351,418

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Net income	$148,035	$189,764	$376,319	$351,638
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	483	—	483	—
Reclassification to earnings of realized gains on derivatives	(159)	(189)	(314)	(378)
Defined benefit plan adjustments	53	100	106	200
Other comprehensive income (loss)	377	(89)	275	(178)
Total comprehensive income	148,412	189,675	376,594	351,460
Less: Total comprehensive loss (income) attributable to noncontrolling interests	408	(27)	(19)	(220)
Total comprehensive income attributable to CFC	$148,820	$189,648	$376,575	$351,240

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2023	May 31, 2023
Assets:
Cash and cash equivalents	$128,794	$198,936
Restricted cash	11,078	8,301
Total cash, cash equivalents and restricted cash	139,872	207,237
Time deposits	400,000	—
Investment securities:
Debt securities trading, at fair value	381,110	474,875
Equity securities, at fair value	35,758	35,494
Total investment securities, at fair value	416,868	510,369
Loans to members	33,553,589	32,532,086
Less: Allowance for credit losses	(55,554)	(53,094)
Loans to members, net	33,498,035	32,478,992
Accrued interest receivable	188,491	172,723
Other receivables	29,813	31,243
Fixed assets, net of accumulated depreciation of $80,301 and $77,508 as of November 30, 2023 and May 31, 2023, respectively	85,187	86,011
Derivative assets	678,609	460,762
Other assets	73,328	64,723
Total assets	$35,510,203	$34,012,060

Liabilities:
Accrued interest payable	$236,441	$212,340
Debt outstanding:
Short-term borrowings	5,161,583	4,546,275
Long-term debt	24,640,201	23,946,548
Subordinated deferrable debt	1,184,247	1,283,436
Members’ subordinated certificates:
Membership subordinated certificates	628,619	628,614
Loan and guarantee subordinated certificates	334,037	348,349
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,208,819	1,223,126
Total debt outstanding	32,194,850	30,999,385
Deferred income	35,450	38,601
Derivative liabilities	92,890	115,074
Other liabilities	54,432	57,411
Total liabilities	32,614,063	31,422,811

Equity:
CFC equity:
Retained equity	2,857,388	2,553,716
Accumulated other comprehensive income	8,618	8,343
Total CFC equity	2,866,006	2,562,059
Noncontrolling interests	30,134	27,190
Total equity	2,896,140	2,589,249
Total liabilities and equity	$35,510,203	$34,012,060

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q2 FY2024
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2023	$3,085	$934,135	$1,202,152	$569,772	$2,709,144	$8,241	$2,717,385	$30,542	$2,747,927
Net income (loss)	—	—	—	148,443	148,443	—	148,443	(408)	148,035
Other comprehensive income	—	—	—	—	—	377	377	—	377
Other	(199)	—	—	—	(199)	—	(199)	—	(199)
Balance as of November 30, 2023	$2,886	$934,135	$1,202,152	$718,215	$2,857,388	$8,618	$2,866,006	$30,134	$2,896,140

	YTD FY2024

Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	—	—	—	376,300	376,300	—	376,300	19	376,319
Other comprehensive income	—	—	—	—	—	275	275	—	275
Patronage capital retirement	—	(71,980)	—	—	(71,980)	—	(71,980)	—	(71,980)
Other	(648)	—	—	—	(648)	—	(648)	2,925	2,277
Balance as of November 30, 2023	$2,886	$934,135	$1,202,152	$718,215	$2,857,388	$8,618	$2,866,006	$30,134	$2,896,140

	Q2 FY2023
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2022	$3,052	$896,096	$1,062,286	$253,335	$2,214,769	$2,169	$2,216,938	$29,997	$2,246,935
Net income	—	—	—	189,737	189,737	—	189,737	27	189,764
Other comprehensive loss	—	—	—	—	—	(89)	(89)	—	(89)
Patronage capital retirement	—	—	—	—	—	—	—	(2,704)	(2,704)
Other	(193)	—	—	—	(193)	—	(193)	(1)	(194)
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712

	YTD FY2023

Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	351,418	351,418	—	351,418	220	351,638
Other comprehensive loss	—	—	—	—	—	(178)	(178)	—	(178)
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	(2,704)	(61,596)
Other	(528)	—	—	—	(528)	—	(528)	2,407	1,879
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	YTD FY2024	YTD FY2023
Cash flows from operating activities:
Net income	$376,319	$351,638
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(3,313)	(3,882)
Amortization of debt issuance costs and discounts	14,441	14,364
Amortization of guarantee fee	10,293	9,377
Depreciation and amortization	5,339	2,546
Provision for credit losses	1,428	15,124
Loss on early extinguishment of debt	965	—
Unrealized (gains) losses on equity and debt securities	(7,763)	1,828
Derivative forward value gains	(240,189)	(246,361)
Advances on loans held for sale	(103,000)	(112,142)
Proceeds from sales of loans held for sale	103,000	155,942
Changes in operating assets and liabilities:
Accrued interest receivable	(15,768)	(35,493)
Accrued interest payable	24,101	37,218
Deferred income	162	697
Other	(19,730)	(14,461)
Net cash provided by operating activities	146,285	176,395
Cash flows from investing activities:
Advances on loans held for investment, net	(1,019,856)	(1,572,339)
Investments in fixed assets, net	(2,683)	(10,232)
Investments in time deposits	(400,000)	—
Purchase of trading securities	—	(107,734)
Proceeds from sales and maturities of trading securities	98,276	95,738
Net cash used in investing activities	(1,324,263)	(1,594,567)
Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	142,262	612,734
Proceeds from short-term borrowings with original maturity > 90 days	1,907,790	1,505,587
Repayments of short-term borrowings with original maturity > 90 days	(1,434,744)	(1,505,276)
Payments for issuance costs for revolving bank lines of credit	(2,520)	(2,008)
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,746,718	2,011,627
Payments for retirement of long-term debt	(1,065,348)	(1,031,862)
Payments for issuance costs for subordinated deferrable debt	(185)	—
Payments for retirement of subordinated deferrable debt	(100,000)	—
Proceeds from issuance of members’ subordinated certificates	98	6,127
Payments for retirement of members’ subordinated certificates	(14,405)	(1,736)
Payments for retirement of patronage capital	(69,053)	(56,485)
Repayments for membership fees, net	—	(2)
Net cash provided by financing activities	1,110,613	1,538,706
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,365)	120,534
Beginning cash, cash equivalents and restricted cash	207,237	161,114
Ending cash, cash equivalents and restricted cash	$139,872	$281,648
Supplemental disclosure of cash flow information:
Cash paid for interest	$605,943	$408,374
Cash paid for income taxes	361	66
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”).

Our fiscal year begins on June 1 and ends on May 31. Reference to “Q2 FY2024” and “YTD FY2024” refer to three and six months ended November 30, 2023, respectively. Reference to “Q2 FY2023” and “YTD FY2023” refer to three and six months ended November 30, 2022, respectively.

RTFC and NCSC Consolidation

In April 2023 and June 2023, RTFC’s and NCSC’s members, respectively, approved the sale of RTFC’s business to NCSC. In October 2023, as part of the consolidation process between RTFC and NCSC, the Board of Directors approved the early retirement of allocated but unretired patronage capital at a discounted amount of $51 million, which was returned in cash to RTFC’s members in January 2024. In addition, on October 26, 2023, we early redeemed at par $12 million of members’

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subordinated certificates, as approved by CFC’s and RTFC’s Board of Directors. The consolidation of RTFC and NCSC was finalized on December 1, 2023. We accounted for the transaction pursuant to ASC 805-50 “Transactions between Entities under Common Control.”

Time Deposits

Time deposits are deposits that we make with financial institutions in interest-bearing accounts. We had time deposits totaling $400 million as of November 30, 2023, which had a remaining maturity of less than 90 days as of the reporting date and were valued at carrying value, which approximates fair value. We had no time deposits outstanding as of May 31, 2023.

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

New Accounting Standards Issued But Not Yet Adopted

Segment Reporting-Improvements to Reportable Segment Disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduce key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We expect to adopt the guidance in fiscal year 2025, and the interim disclosure requirements in the first quarter of fiscal year 2026. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

Disclosure Improvements-Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
requirements of a variety of Topics in the Accounting Standards Codification (“ASC”) in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendment on our consolidated financial statements and related disclosures.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Interest income:
Loans(1)	$382,010	$318,837	$757,578	$621,517
Cash, time deposits and investment securities	6,977	5,357	12,365	9,655
Total interest income	388,987	324,194	769,943	631,172

Interest expense:(2)(3)
Short-term borrowings	63,030	41,186	121,424	65,395
Long-term debt	227,476	177,921	451,452	336,802
Subordinated debt	33,339	26,337	67,250	52,715
Total interest expense	323,845	245,444	640,126	454,912

Net interest income	$65,142	$78,750	$129,817	$176,260
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

Deferred income reported on our consolidated balance sheets of $35 million and $39 million as of November 30, 2023 and May 31, 2023, respectively, consists primarily of deferred loan conversion fees that totaled $27 million and $30 million as of each respective date.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of November 30, 2023 and May 31, 2023.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2023	May 31, 2023
Debt securities, at fair value:
Corporate debt securities	$330,717	$401,367
Commercial agency mortgage-backed securities (“MBS”)(1)	7,037	7,237
U.S. state and municipality debt securities	13,743	27,300
Foreign government debt securities	493	974
Other asset-backed securities(2)	29,120	37,997
Total debt securities trading, at fair value	$381,110	$474,875
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $5 million and $7 million for Q2 FY2024 and YTD FY2024, respectively. We recognized net unrealized losses of $3 million and $9 million for Q2 FY2023 and YTD FY2023, respectively.

We did not sell any debt securities during the YTD FY2024 and YTD FY2023; therefore, no realized gains or losses were recorded during these periods for sale of securities.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of November 30, 2023 and May 31, 2023.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	November 30, 2023	May 31, 2023
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$25,300	$25,750
Farmer Mac—Class A common stock	10,458	9,744
Total equity securities, at fair value	$35,758	$35,494

We recognized net unrealized losses on our equity securities of $1 million and net unrealized gains of less than $1 million for Q2 FY2024 and YTD FY2024, respectively. We recognized net unrealized gains on our equity securities of $4 million and $7 million for Q2 FY2023 and YTD FY2023, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of November 30, 2023 and May 31, 2023.

Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$26,041,672	77%	$25,437,077	78%
Power supply	5,737,597	17	5,437,242	17
Statewide and associate	268,286	1	200,368	1
Total CFC	32,047,555	95	31,074,687	96
NCSC	946,643	3	956,874	3
RTFC	546,040	2	487,788	1
Total loans outstanding(1)	33,540,238	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,351	—	12,737	—
Loans to members	$33,553,589	100%	$32,532,086	100%

Loan type:
Long-term loans:
Fixed rate	$29,388,622	88%	$28,371,358	87%
Variable rate	859,082	2	1,024,653	3
Total long-term loans	30,247,704	90	29,396,011	90
Lines of credit	3,292,534	10	3,123,338	10
Total loans outstanding(1)	33,540,238	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,351	—	12,737	—
Loans to members	$33,553,589	100%	$32,532,086	100%

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

We sold CFC and NCSC loans, at par for cash, totaling $103 million and $156 million during YTD FY2024 and YTD FY2023, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had no loans held for sale as of November 30, 2023 or May 31, 2023.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $141 million and $133 million as of November 30, 2023 and May 31, 2023, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $32,994 million and $32,032 million as of November 30, 2023 and May 31, 2023, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $118 million and $123 million as of November 30, 2023 and May 31, 2023, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,753 million and $6,588 million as of November 30, 2023 and May 31, 2023, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of November 30, 2023 compared to 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2023 and May 31, 2023.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $421 million and $436 million as of November 30, 2023 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $226 million and $267 million as of November 30, 2023 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of November 30, 2023. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 891 and 884 as of November 30, 2023 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 891 and 884 borrowers with loans outstanding, 50 and 52 were electric power supply borrowers as of November 30, 2023 and May 31, 2023, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both November 30, 2023 and May 31, 2023, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of November 30, 2023 and May 31, 2023.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	November 30, 2023			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,360,741	13%	57	$4,319,937	13%
Power supply	6	1,199,573	4	8	1,128,941	4
Statewide and associate	1	77,029	—	1	51,504	—
Total CFC	64	5,637,343	17	66	5,500,382	17
NCSC	1	4,667	—	1	16,667	—
RTFC	2	11,098	—	2	11,755	—
Total loan exposure to Texas-based borrowers	67	5,653,108	17	69	5,528,804	17
Less: Loans covered under Farmer Mac standby purchase commitment		(151,279)	(1)		(155,409)	—
Net loan exposure to Texas-based borrowers		$5,501,829	16%		$5,373,395	17%

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of November 30, 2023 and May 31, 2023.

Table 4.3: Payment Status of Loans Outstanding

	November 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$26,041,672	$—	$—	$—	$26,041,672	$—
Power supply	5,737,597	—	—	—	5,737,597	84,987
Statewide and associate	268,286	—	—	—	268,286	—
CFC total	32,047,555	—	—	—	32,047,555	84,987
NCSC	946,643	—	—	—	946,643	—
RTFC	546,040	—	—	—	546,040	—
Total loans outstanding	$33,540,238	$—	$—	$—	$33,540,238	$84,987

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.25%

	May 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,437,077	$—	$—	$—	$25,437,077	$—
Power supply	5,432,895	—	4,347	4,347	5,437,242	112,209
Statewide and associate	200,368	—	—	—	200,368	—
CFC total	31,070,340	—	4,347	4,347	31,074,687	112,209
NCSC	920,159	36,715	—	36,715	956,874	—
RTFC	487,788	—	—	—	487,788	—
Total loans outstanding	$32,478,287	$36,715	$4,347	$41,062	$32,519,349	$112,209

Percentage of total loans	99.87%	0.11%	0.02%	0.13%	100.00%	0.35%

We had no delinquent loans as of November 30, 2023. In comparison, we had one CFC electric power supply borrower, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with a delinquent loan totaling $4 million and one NCSC borrower with a delinquent loan of $37 million as of May 31, 2023. The decrease in loans on nonaccrual status of $27 million to $85 million as of November 30, 2023, from $112 million as of May 31, 2023 was due to the receipt of loan principal payments for Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek during the three months ended August 31, 2023 (“Q1 FY2024”). We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during Q1 FY2024. The additional payment received of $1 million was recorded as a loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts.

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

We had one loan modification to a RTFC borrower experiencing financial difficulty during Q2 FY2024 and YTD FY2024. This loan received a term extension and had an amortized cost of $3 million as of November 30, 2023, representing 1% of the RTFC loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of November 30, 2023, consisting of one RTFC loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
There were no unadvanced commitments related to these loans as of May 31, 2023. We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during the three months ended February 28, 2023 (“Q3 FY2023”), which were on non-accrual status as of May 31, 2023. During Q1 FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

Nonperforming Loans

The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of November 30, 2023 and May 31, 2023. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.5: Nonperforming Loans

	November 30, 2023			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	1	$84,987	0.25%	2	$89,334	0.27%
Total nonperforming loans	1	$84,987	0.25%	2	$89,334	0.27%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

Nonperforming loans totaled $85 million as of November 30, 2023, a decrease of $4 million from May 31, 2023, due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during Q1 FY2024, as discussed above.

Net Charge-Offs

We had no charge-offs during Q2 FY2024 and YTD FY2024. As mentioned above, during Q1 FY2024, we recorded a $1 million loan recovery on the Brazos and Brazos Sandy Creek previously charged-off loan amounts, which resulted in an annualized net recovery rate of 0.01% for YTD FY2024. In comparison, we had charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during Q2 FY2023 and YTD FY2023, which resulted in an annualized net charge of rate of 0.19% and 0.10% for Q2 FY2023 and YTD FY2023, respectively. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.6 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of November 30, 2023 and May 31, 2023. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of November 30, 2023, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2020, and in the aggregate for periods prior to fiscal year 2020. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2020 totaled $18,106 million, representing 54% of our total loans outstanding of $33,540 million as of November 30, 2023. The average remaining maturity of our long-term loans, which accounted for 90% of total loans outstanding as of November 30, 2023, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2023
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q2 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	May 31, 2023
Pass
CFC:
Distribution	$1,117,547	$2,430,105	$2,364,522	$1,618,393	$1,794,622	$14,552,558	$1,964,844	$25,842,591	$25,242,708
Power supply	379,142	459,721	335,085	541,990	173,777	2,957,831	805,064	5,652,610	5,325,033
Statewide and associate	37,000	60,561	23,440	1,812	12,940	18,051	102,000	255,804	187,310
CFC total	1,533,689	2,950,387	2,723,047	2,162,195	1,981,339	17,528,440	2,871,908	31,751,005	30,755,051
NCSC	9,771	264,322	17,962	5,298	188,417	266,545	194,328	946,643	956,874
RTFC	62,082	49,403	79,353	69,294	35,824	193,838	52,918	542,712	484,196
Total pass	$1,605,542	$3,264,112	$2,820,362	$2,236,787	$2,205,580	$17,988,823	$3,119,154	$33,240,360	$32,196,121

Special mention
CFC:
Distribution	$—	$4,199	$—	$4,717	$—	$16,785	$173,380	$199,081	$194,369
Statewide and associate	—	—	—	—	—	12,482	—	12,482	13,058
CFC total	—	4,199	—	4,717	—	29,267	173,380	211,563	207,427
RTFC	—	—	—	—	—	3,328	—	3,328	3,592
Total special mention	$—	$4,199	$—	$4,717	$—	$32,595	$173,380	$214,891	$211,019

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
Power supply	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209
Total doubtful	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209

Total criticized loans	$—	$4,199	$—	$4,717	$—	$117,582	$173,380	$299,878	$323,228
Total loans outstanding	$1,605,542	$3,268,311	$2,820,362	$2,241,504	$2,205,580	$18,106,405	$3,292,534	$33,540,238	$32,519,349

Criticized loans totaled $300 million and $323 million as of November 30, 2023 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $23 million in criticized loans was primarily due to loan payments received from Brazos and Brazos Sandy Creek in the doubtful category, partially offset by an increase in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2024. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2023. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

Special Mention

One CFC electric distribution borrower with loans outstanding of $199 million and $194 million as of November 30, 2023 and May 31, 2023, respectively, accounted for the substantial majority of loans in the special mention loan category amount

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of $215 million and $211 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of November 30, 2023 or May 31, 2023.

Doubtful

We had one loan outstanding classified as doubtful totaling $85 million as of November 30, 2023 to a CFC electric power supply borrower. We had loans outstanding classified as doubtful totaling $112 million as of May 31, 2023, consisting of an $85 million loan outstanding to a CFC electric power supply borrower and $27 million of loans outstanding to Brazos and Brazos Sandy Creek. See “Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02” and “Nonperforming Loans” above for additional information on these loans.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of November 30, 2023 and May 31, 2023.

Table 4.7: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	November 30, 2023	May 31, 2023
Member class:
CFC:
Distribution	$10,446,109	$9,673,712
Power supply	4,136,648	3,995,128
Statewide and associate	186,100	175,150
Total CFC	14,768,857	13,843,990
NCSC	640,971	604,436
RTFC	354,946	340,135
Total unadvanced commitments	$15,764,774	$14,788,561

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	6,272,525	5,669,634
Total long-term loans	6,272,525	5,669,634
Lines of credit	9,492,249	9,118,927
Total unadvanced commitments	$15,764,774	$14,788,561
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2023, and the related maturities in each fiscal year during the five-year period ended May 31, 2028, and thereafter.

Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Line of credit loans	$9,492,249	$617,272	$4,661,131	$1,262,133	$1,376,869	$803,646	$771,198
Long-term loans	6,272,525	572,527	834,572	759,597	1,278,472	1,634,216	1,193,141
Total	$15,764,774	$1,189,799	$5,495,703	$2,021,730	$2,655,341	$2,437,862	$1,964,339

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of November 30, 2023, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $6,273 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $15,765 million as of November 30, 2023 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $12,496 million and $11,617 million as of November 30, 2023 and May 31, 2023, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,269 million and $3,172 million as of November 30, 2023 and May 31, 2023, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of November 30, 2023, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Committed lines of credit	$3,268,639	$133,389	$408,630	$534,700	$929,846	$719,656	$542,418

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of November 30, 2023 and May 31, 2023. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.10: Pledged Loans

(Dollars in thousands)	November 30, 2023	May 31, 2023
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,372,711	$7,772,711
Pledged collateral:
Distribution system mortgage notes pledged	9,017,741	8,719,287
RUS-guaranteed loans qualifying as permitted investments pledged	118,360	122,874
Total pledged collateral	9,136,101	8,842,161

1994 indenture:
Collateral trust bonds outstanding	$15,000	$20,000
Pledged collateral:
Distribution system mortgage notes pledged	21,650	22,900

Guaranteed Underwriter Program:
Notes payable outstanding	$6,894,611	$6,720,643
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,719,308	7,877,558

Farmer Mac:
Notes payable outstanding	$3,901,908	$3,149,898
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,560,436	4,294,282

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$1,098	$1,098
Pledged collateral:
Distribution and power supply system mortgage notes pledged	90	1,029
Cash	1,171	391
Total pledged collateral	1,261	1,420

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio.

Table 5.1: Changes in Allowance for Credit Losses

	Q2 FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2023	$15,722	$33,434	$1,198	$50,354	$2,612	$1,960	$54,926
Provision (benefit) for credit losses	315	(122)	73	266	329	33	628
Balance as of November 30, 2023	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$55,554

	Q2 FY2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of August 31, 2022	$16,412	$50,343	$1,319	$68,074	$1,565	$1,417	$71,056
Provision (benefit) for credit losses	609	10,015	(30)	10,594	946	88	11,628
Charge-offs	—	(15,069)	—	(15,069)	—	—	(15,069)
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615

	YTD FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$53,094
Provision (benefit) for credit losses	1,113	(1,026)	77	164	477	787	1,428
Recoveries	—	1,032	—	1,032	—	—	1,032
Balance as of November 30, 2023	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$55,554

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$67,560
Provision for credit losses	1,240	12,565	38	13,843	1,062	219	15,124
Charge-offs	—	(15,069)	—	(15,069)	—	—	(15,069)
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$67,615

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of November 30, 2023 and May 31, 2023.

Table 5.2: Allowance for Credit Losses Components

	November 30, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC	RTFC	Total
Allowance components:
Collective allowance	$16,037	$8,820	$1,271	$26,128	$2,941	$1,693	$30,762
Asset-specific allowance	—	24,492	—	24,492	—	300	24,792
Total allowance for credit losses	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$55,554

Loans outstanding:(1)
Collectively evaluated loans	$26,037,463	$5,652,610	$268,286	$31,958,359	$946,643	$542,712	$33,447,714
Individually evaluated loans	4,209	84,987	—	89,196	—	3,328	92,524
Total loans outstanding	$26,041,672	$5,737,597	$268,286	$32,047,555	$946,643	$546,040	$33,540,238

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.47%	0.08%	0.31%	0.31%	0.09%
Asset-specific allowance coverage ratio(3)	—	28.82	—	27.46	—	9.01	26.80
Total allowance coverage ratio(4)	0.06	0.58	0.47	0.16	0.31	0.36	0.17

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
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $13 million as of both November 30, 2023 and May 31, 2023.
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

Our allowance for credit losses and allowance coverage ratio increased to $56 million and 0.17%, respectively, as of November 30, 2023, from $53 million and 0.16%, respectively, as of May 31, 2023. The $3 million increase in the allowance for credit losses reflected an increase in the collective allowance of $4 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC power supply loan.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,162 million and accounted for 16% of total debt outstanding as of November 30, 2023, compared with $4,546 million and 15% of total debt outstanding as of May 31, 2023. The following table provides information on our short-term borrowings as of November 30, 2023 and May 31, 2023.

Table 6.1: Short-Term Borrowings Sources

	November 30, 2023		May 31, 2023
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$1,038,638	3%	$1,293,167	4%
Commercial paper members, at par	1,312,659	4	1,017,431	4
Total commercial paper	2,351,297	7	2,310,598	8
Select notes to members	1,550,423	5	1,630,799	5
Daily liquidity fund notes to members	352,961	1	238,329	1
Medium-term notes to members	406,902	1	366,549	1
Farmer Mac notes payable (1)	500,000	2	—	—
Total short-term borrowings	$5,161,583	16%	$4,546,275	15%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2023.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2023
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee (1)
Bank revolving agreements:
3-year agreement	$150	$—	$150	November 28, 2025	7.5 bps
3-year agreement	1,195	—	1,195	November 28, 2026	7.5 bps
Total 3-year agreement	1,345	—	1,345
4-year agreement	150	—	150	November 28, 2026	10.0 bps
4-year agreement	1,305	2	1,303	November 28, 2027	10.0 bps
Total 4-year agreement	1,455	2	1,453
Total	$2,800	$2	$2,798
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On November 20, 2023, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2026 and November 28, 2027, respectively, and to include a $100 million swingline facility under each agreement. In connection with the amendments to the revolving line of credit agreements, commitments from the existing banks increased by $100 million under each of the three-year and four-year revolving credit agreements. Commitments of $150 million under each agreement will expire at the prior maturity dates of November 28, 2025 and November 28, 2026. The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of November 30, 2023.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2023 and May 31, 2023. Long-term debt outstanding totaled $24,640 million and accounted for 77% of total debt outstanding as of November 30, 2023, compared with $23,947 million and 77% of total debt outstanding as of May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2023	May 31, 2023
Secured long-term debt:
Collateral trust bonds	$7,387,711	$7,792,711
Unamortized discount, net	(172,767)	(178,832)
Debt issuance costs	(33,488)	(35,906)
Total collateral trust bonds	7,181,456	7,577,973
Guaranteed Underwriter Program notes payable	6,894,611	6,720,643
Farmer Mac notes payable	3,401,908	3,149,898
Other secured notes payable	1,098	1,098
Debt issuance costs	—	(2)
Total other secured notes payable	1,098	1,096
Total secured notes payable	10,297,617	9,871,637
Total secured long-term debt	17,479,073	17,449,610
Unsecured long-term debt:
Medium-term notes sold through dealers	6,853,538	6,152,726
Medium-term notes sold to members	329,666	365,260
Medium term notes sold through dealers and to members	7,183,204	6,517,986
Unamortized premium, net	61	4
Debt issuance costs	(22,208)	(21,122)
Total unsecured medium-term notes	7,161,057	6,496,868
Unsecured notes payable	71	71
Unamortized discount	—	(1)
Total unsecured notes payable	71	70
Total unsecured long-term debt	7,161,128	6,496,938
Total long-term debt	$24,640,201	$23,946,548

Secured Debt

Long-term secured debt of $17,479 million and $17,450 million as of November 30, 2023 and May 31, 2023, respectively, represented 71% and 73% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of November 30, 2023 and May 31, 2023. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $405 million of collateral trust bonds that matured during YTD FY2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We borrowed $275 million and repaid $101 million of notes payable outstanding under the Guaranteed Underwriter Program during YTD FY2024. We had up to $750 million available for access under the Guaranteed Underwriter Program as of November 30, 2023.

On December 19, 2023, we closed on a $450 million Series U committed loan facility from the U.S. Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2028. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We borrowed a total of $300 million in principal amount of long-term notes payable under the Farmer Mac note purchase agreement during YTD FY2024. The amount outstanding under this agreement included $500 million of short-term borrowings and $3,402 million of long-term debt as of November 30, 2023. The amount available for borrowing totaled $2,098 million as of November 30, 2023. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $7,161 million and $6,497 million as of November 30, 2023 and May 31, 2023, respectively, represented 29% and 27% of long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes present unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During YTD FY2024, we issued $300 million in principal amount of dealer medium-term notes with a floating rate and a term of 18 months, and an aggregate principal amount of dealer medium-term notes totaling $800 million with an average fixed interest rate of 5.33% and an average term of four years. We repaid $400 million in principal amount of dealer medium-term notes that matured during YTD FY2024.

See “Note 7—Long-Term Debt” in our 2023 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,184 million and $1,283 million as of November 30, 2023 and May 31, 2023, respectively. On June 26, 2023, we redeemed $100 million in principal amount of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for YTD FY2024. See “Note 8—Subordinated Deferrable Debt” in our 2023 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

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

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of November 30, 2023 and May 31, 2023. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is currently used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2023			May 31, 2023
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,945,786	2.77%	5.57%	$5,920,269	2.75%	5.26%
Receive-fixed swaps	1,675,000	6.14	3.18	1,700,000	6.05	2.97
Total interest rate swaps	7,620,786	3.51	5.04	7,620,269	3.49	4.75
Forward pay-fixed swaps	—			195,845
Total interest rate swaps	$7,620,786			$7,816,114

Cash Flow Hedges

On November 3, 2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The Treasury locks were designated and qualified as cash flow hedges. On November 7, 2023, we terminated the Treasury locks upon the pricing of the $300 million of notes payable under our Farmer Mac revolving

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
note purchase agreement and recorded a net settlement gain of less than $1 million in accumulated other comprehensive income (“AOCI”), which will be reclassified into interest expense over the term of the related Farmer Mac borrowings. We did not have any derivatives designated as accounting hedges as of November 30, 2023 and May 31, 2023.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2023 and May 31, 2023.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2023		May 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$678,609	$5,736,256	$460,762	$5,405,274
Total derivative assets	$678,609	$5,736,256	$460,762	$5,405,274

Derivative liabilities:
Interest rate swaps	$92,890	$1,884,530	$115,074	$2,410,840
Total derivative liabilities	$92,890	$1,884,530	$115,074	$2,410,840
____________________________
(1) The notional amount as of May 31, 2023 includes $196 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date in YTD FY2024. The fair value of these swaps as of May 31, 2023 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2023 and May 31, 2023, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	November 30, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$678,609	$—	$678,609	$91,306	$—	$587,303

Derivative liabilities:
Interest rate swaps	92,890	—	92,890	91,306	—	1,584

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

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations. Derivative cash settlements interest expense represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts. We classify the derivative cash settlement amounts for the net periodic contractual interest expense on our interest rate swaps as an operating activity in our consolidated statements of cash flows.

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2024	Q2 FY2023	YTD FY2024	YTD FY2023
Derivative gains (losses) attributable to:
Derivative cash settlements interest income (expense)	$28,767	$4,801	$56,636	$(5,984)
Derivative forward value gains	78,171	141,989	240,189	246,361
Derivative gains	$106,938	$146,790	$296,825	$240,377

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

In September 2023 and December 2023, Fitch and S&P, respectively, affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of November 30, 2023. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2023. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2023, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$27,625	$(876)	$—	$(876)
Falls below Baa1/BBB+	5,208,518	(702)	396,631	395,929
Falls to or below Baa2/BBB (2)	316,514	—	26,496	26,496
Total	$5,552,657	$(1,578)	$423,127	$421,549
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $222 million as of November 30, 2023. These swaps were in an unrealized gain position of $39 million as of November 30, 2023.
Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 23% of the total outstanding notional amount of derivatives as of both November 30, 2023 and May 31, 2023. The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of November 30, 2023.

NOTE 10—EQUITY

Total equity increased $307 million to $2,896 million as of November 30, 2023, attributable primarily to our reported net income of $376 million for YTD FY2024, partially offset by the patronage capital retirement of $72 million authorized by the CFC Board of Directors in July 2023.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the periods presented and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q2 FY2024			Q2 FY2023
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$10,947	$(2,706)	$8,241	$4,934	$(2,765)	$2,169
Changes in unrealized gains	483	—	483	—	—	—
Realized (gains) losses reclassified to earnings	(159)	53	(106)	(189)	100	(89)
Ending balance	$11,271	$(2,653)	$8,618	$4,745	$(2,665)	$2,080

	YTD FY2024			YTD FY2023
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$11,102	$(2,759)	$8,343	$5,123	$(2,865)	$2,258
Changes in unrealized gains	483	—	483	—	—	—
Realized (gains) losses reclassified to earnings	(314)	106	(208)	(378)	200	(178)
Ending balance	$11,271	$(2,653)	$8,618	$4,745	$(2,665)	$2,080
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2023 and May 31, 2023.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2023	May 31, 2023
Guarantee type:
Long-term tax-exempt bonds(1)	$75,005	$98,405
Letters of credit(2)(3)	637,236	538,393
Other guarantees	185,295	160,023
Total	$897,536	$796,821

Member class:
CFC:
Distribution	$420,380	$383,644
Power supply	435,251	380,382
Statewide and associate(4)	19,039	17,532
CFC total	874,670	781,558
NCSC	22,866	15,263
Total	$897,536	$796,821
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Under a hybrid letter of credit facility, we had $30 million of commitments that may be used for the issuance of letters of credit as of November 30, 2023.
(4)Includes CFC guarantees to RTFC members totaling $17 million and $16 million as of November 30, 2023 and May 31, 2023, respectively.

We had guarantees outstanding totaling $898 million and $797 million as of November 30, 2023 and May 31, 2023, respectively. Guarantees under which our right of recovery from our members was not secured totaled $657 million and $535 million and represented 73% and 67% of total guarantees as of November 30, 2023 and May 31, 2023, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Long-term tax-exempt bonds of $75 million and $98 million as of November 30, 2023 and May 31, 2023, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $637 million and $538 million as of November 30, 2023 and May 31, 2023, respectively, $140 million and $138 million were secured at each respective date. The maturities for the outstanding letters of credit as of November 30, 2023 extend through calendar year 2043.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2023, we may be required to issue up to an additional $154 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2023. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $185 million and $160 million as of November 30, 2023 and May 31, 2023, respectively, of which $25 million was secured as of both November 30, 2023 and May 31, 2023. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $75 million of variable-rate tax-exempt bonds as of November 30, 2023, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during YTD FY2024 or YTD FY2023.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million as of both November 30, 2023 and May 31, 2023. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $13 million and $12 million as of November 30, 2023 and May 31, 2023, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2023 and May 31, 2023. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 12.1: Fair Value of Financial Instruments

	November 30, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$128,794	$128,794	$128,794	$—	$—
Restricted cash	11,078	11,078	11,078	—	—
Time deposits	400,000	400,000	—	400,000	—
Equity securities, at fair value	35,758	35,758	35,758	—	—
Debt securities trading, at fair value	381,110	381,110	—	381,110	—
Deferred compensation investments	7,185	7,185	7,185	—	—
Loans to members, net	33,498,035	29,567,059	—	—	29,567,059
Accrued interest receivable	188,491	188,491	—	188,491	—
Derivative assets	678,609	678,609	—	678,609	—
Total financial assets	$35,329,060	$31,398,084	$182,815	$1,648,210	$29,567,059

Liabilities:
Short-term borrowings	$5,161,583	$5,163,238	$—	$4,663,238	$500,000
Long-term debt	24,640,201	23,121,887	—	13,738,311	9,383,576
Accrued interest payable	236,441	236,441	—	236,441	—
Guarantee liability	13,429	13,000	—	—	13,000
Derivative liabilities	92,890	92,890	—	92,890	—
Subordinated deferrable debt	1,184,247	1,170,117	235,675	934,442	—
Members’ subordinated certificates	1,208,819	1,208,819	—	—	1,208,819
Total financial liabilities	$32,537,610	$31,006,392	$235,675	$19,665,322	$11,105,395

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198,936	$198,936	$198,936	$—	$—
Restricted cash	8,301	8,301	8,301	—	—
Equity securities, at fair value	35,494	35,494	35,494	—	—
Debt securities trading, at fair value	474,875	474,875	—	474,875	—
Deferred compensation investments	6,660	6,660	6,660	—	—
Loans to members, net	32,478,992	29,308,647	—	—	29,308,647
Accrued interest receivable	172,723	172,723	—	172,723	—
Derivative assets	460,762	460,762	—	460,762	—
Total financial assets	$33,836,743	$30,666,398	$249,391	$1,108,360	$29,308,647

Liabilities:
Short-term borrowings	$4,546,275	$4,547,333	$—	$4,547,333	$—
Long-term debt	23,946,548	22,665,551	—	13,527,393	9,138,158
Accrued interest payable	212,340	212,340	—	212,340	—
Guarantee liability	12,973	12,475	—	—	12,475
Derivative liabilities	115,074	115,074	—	115,074	—
Subordinated deferrable debt	1,283,436	1,261,141	240,831	1,020,310	—
Members’ subordinated certificates	1,223,126	1,223,126	—	—	1,223,126
Total financial liabilities	$31,339,772	$30,037,040	$240,831	$19,422,450	$10,373,759

For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2023 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during the YTD FY2024 or YTD FY2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of November 30, 2023 and May 31, 2023, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during YTD FY2024 or YTD FY2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2023			May 31, 2023
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$35,758	$—	$35,758	$35,494	$—	$35,494
Debt securities trading, at fair value	—	381,110	381,110	—	474,875	474,875
Deferred compensation investments	7,185	—	7,185	6,660	—	6,660
Derivative assets	—	678,609	678,609	—	460,762	460,762

Liabilities:
Derivative liabilities	$—	$92,890	$92,890	$—	$115,074	$115,074

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during YTD FY2024 or YTD FY2023.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s consolidated financial statements, after intercompany eliminations, as of November 30, 2023 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2023	May 31, 2023
Assets:
Loans outstanding	$1,492,683	$1,444,662
Other assets	20,438	12,612
Total assets	$1,513,121	$1,457,274

Liabilities:
Total liabilities (1)	$7,287	$19,704
____________________________
(1) Total liabilities decreased $12 million as of November 30, 2023, compared to May 31, 2023, primarily due to the early redemption of $12 million members’ subordinated certificates in connection with the consolidation of RTFC and NCSC. See “Note 1—Summary of Significant Accounting Policies” in this Report for additional information on the consolidation of RTFC and NCSC.

The following table provides information on CFC’s credit commitments to NCSC and RTFC and potential exposure to loss under these commitments as of November 30, 2023 and May 31, 2023.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

(Dollars in thousands)	November 30, 2023	May 31, 2023
CFC credit commitments to NCSC and RTFC:
Total CFC credit commitments	$5,500,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,481,837	1,428,886
Credit enhancements:
CFC third-party guarantees	22,866	15,263
Other credit enhancements	1,156	2,038
Total credit enhancements(2)	24,022	17,301
Total outstanding commitments	1,505,859	1,446,187
CFC credit commitments available(3)	$3,994,141	$4,053,813
____________________________
(1) Intercompany borrowings payable by NCSC and RTFC to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

Under a loan and security agreement with CFC, NCSC has access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC, which will mature in 2067. Under a loan and security agreement with CFC, RTFC has access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, which mature in 2067. CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $24 million as of November 30, 2023. The maturities for obligations guaranteed by CFC extend through 2030.

In connection with the consolidation of RTFC and NCSC, as discussed above under “Note 1—Summary of Significant Accounting Policies”, on December 1, 2023, the NCSC loan and security agreement with CFC was amended to assume the RTFC loan and security agreement with CFC and revise the amount available thereunder. As a result, NCSC has access to $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067.

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

Segment Results and Reconciliation

The following tables display segment results of operations for Q2 FY2024 and YTD FY2024, and Q2 FY2023 and YTD FY2023, assets attributable to each segment as of November 30, 2023 and November 30, 2022 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q2 FY2024
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$386,659	$20,016	$406,675	$—	$(17,688)	$388,987
Interest expense	(323,828)	(17,705)	(341,533)	—	17,688	(323,845)
Derivative cash settlements interest income	28,728	39	28,767	(28,767)	—	—
Interest expense	(295,100)	(17,666)	(312,766)	(28,767)	17,688	(323,845)
Net interest income	91,559	2,350	93,909	(28,767)	—	65,142
Provision for credit losses	(628)	(362)	(990)	—	362	(628)
Net interest income after provision for credit losses	90,931	1,988	92,919	(28,767)	362	64,514
Non-interest income:
Fee and other income	8,358	1,296	9,654	—	(3,043)	6,611
Derivative gains:
Derivative cash settlements interest income	—	—	—	28,767	—	28,767
Derivative forward value gains	—	—	—	78,171	—	78,171
Derivative gains	—	—	—	106,938	—	106,938
Investment securities gains	1,843	—	1,843	—	—	1,843
Total non-interest income	10,201	1,296	11,497	106,938	(3,043)	115,392
Non-interest expense:
General and administrative expenses	(30,467)	(3,284)	(33,751)	—	2,239	(31,512)
Losses on early extinguishment of debt	(26)	—	(26)	—	—	(26)
Other non-interest expense	(248)	(444)	(692)	—	442	(250)
Total non-interest expense	(30,741)	(3,728)	(34,469)	—	2,681	(31,788)
Income (loss) before income taxes	70,391	(444)	69,947	78,171	—	148,118
Income tax provision	—	(83)	(83)	—	—	(83)
Net income (loss)	$70,391	$(527)	$69,864	$78,171	$—	$148,035

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q2 FY2023
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2024
(Dollars in thousands)	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$765,289	$39,048	$804,337	$—	$(34,394)	$769,943
Interest expense	(640,101)	(34,419)	(674,520)	—	34,394	(640,126)
Derivative cash settlements interest income	56,565	71	56,636	(56,636)	—	—
Interest expense	(583,536)	(34,348)	(617,884)	(56,636)	34,394	(640,126)
Net interest income	181,753	4,700	186,453	(56,636)	—	129,817
Provision for credit losses	(1,428)	(1,264)	(2,692)	—	1,264	(1,428)
Net interest income after provision for credit losses	180,325	3,436	183,761	(56,636)	1,264	128,389
Non-interest income:
Fee and other income	14,685	2,962	17,647	—	(6,499)	11,148
Derivative gains:
Derivative cash settlements interest income	—	—	—	56,636	—	56,636
Derivative forward value gains	—	—	—	240,189	—	240,189
Derivative gains	—	—	—	296,825	—	296,825
Investment securities gains	4,776	—	4,776	—	—	4,776
Total non-interest income	19,461	2,962	22,423	296,825	(6,499)	312,749
Non-interest expense:
General and administrative expenses	(61,403)	(6,047)	(67,450)	—	4,435	(63,015)
Losses on early extinguishment of debt	(965)	—	(965)	—	—	(965)
Other non-interest expense	(425)	(803)	(1,228)	—	800	(428)
Total non-interest expense	(62,793)	(6,850)	(69,643)	—	5,235	(64,408)
Income (loss) before income taxes	136,993	(452)	136,541	240,189	—	376,730
Income tax provision	—	(411)	(411)	—	—	(411)
Net income (loss)	$136,993	$(863)	$136,130	$240,189	$—	$376,319

	November 30, 2023
	CFC	NCSC and RTFC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$33,529,392	$1,492,683	$35,022,075	$—	$(1,481,837)	$33,540,238
Deferred loan origination costs	13,351	—	13,351	—	—	13,351
Loans to members	33,542,743	1,492,683	35,035,426	—	(1,481,837)	33,553,589
Less: Allowance for credit losses	(55,554)	(4,934)	(60,488)	—	4,934	(55,554)
Loans to members, net	33,487,189	1,487,749	34,974,938	—	(1,476,903)	33,498,035
Other assets	1,991,729	75,449	2,067,178	—	(55,010)	2,012,168
Total assets	$35,478,918	$1,563,198	$37,042,116	$—	$(1,531,913)	$35,510,203

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2023
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026.
10.2*	—	Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing November 28, 2027.
10.3*	—	Series U Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of December 19, 2023 for up to $450,000,000.
10.4*	—	Series U Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 19, 2023 for up to $450,000,000 maturing on July 15, 2058.
10.5*	—	Tenth Amended, Restated and Consolidated Pledge Agreement dated as of December 19, 2023 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.6*	—	Tenth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of December 19, 2023 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: January 12, 2024

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)