Form 10-Q
period 2024-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2024-04-12
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The Registrant is a tax-exempt cooperative and therefore does not issue capital stock.

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income and TIER	3
2	Adjusted Net Income and Adjusted TIER	4
3	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
4	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	11
5	Non-Interest Income (Loss)	14
6	Derivative Gains (Losses)	14
7	Comparative Swap Curves	15
8	Non-Interest Expense	16
9	Debt—Total Debt Outstanding	18
10	Debt—Member Investments	19
11	Equity	20
12	Loans—Loan Portfolio Security Profile	23
13	Loans—Loan Exposure to 20 Largest Borrowers	24
14	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	27
15	Available Liquidity	30
16	Liquidity Coverage Ratios	31
17	Committed Bank Revolving Line of Credit Agreements	33
18	Short-Term Borrowings—Funding Sources	34
19	Long-Term and Subordinated Debt—Issuances and Repayments	35
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	35
21	Collateral Pledged	36
22	Loans—Unencumbered Loans	37
23	Liquidity—Projected Long-Term Sources and Uses of Funds	38
24	Credit Ratings	38
25	Interest Rate Sensitivity Analysis	40
26	Adjusted Net Income	43
27	TIER and Adjusted TIER	43
28	Adjusted Liabilities and Equity	44
29	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	44
30	Members’ Equity	45

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

As of February 29, 2024, our financial statements included the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). On December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”), which was consolidated into our financial statements in prior periods, completed the sale of its business to NCSC (hereon referred to as the “RTFC sale transaction”). The sale was accounted for pursuant to ASC 805-50 “Transactions between Entities under Common Control.” Following the RTFC sale transaction, our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC and NCSC. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

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

NCSC is a member-owned taxable cooperative that is permitted to provide financing to two types of members: NCSC electric and NCSC telecommunication. NCSC electric members consist of members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. NCSC telecommunication members, formerly RTFC members, consist of rural telecommunications members and their affiliates. See “Item 1. Business” in our 2023 Form 10-K for additional information on the business structure, principal purpose, members and core business activities of each of these classes of members. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

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

Our fiscal year begins on June 1 and ends on May 31. Reference to “Q3 FY2024” and “YTD FY2024” refer to three and nine months ended February 29, 2024, respectively. Reference to “Q3 FY2023” and “YTD FY2023” refer to three and nine months ended February 28, 2023, respectively.

Non-GAAP Financial Measures

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

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”), adjusted debt-to-equity ratio and members’ equity. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio, and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”); and (v) adjusting CFC equity to exclude derivative forward value gains and losses and AOCI.

We believe our non-GAAP financial measures, which should not be considered in isolation or as a substitute for measures determined in conformity with U.S. GAAP, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP financial measures, as the forward fair value gains and losses related to our interest rate swaps that are excluded from our non-GAAP financial measures do not affect our cash flows, liquidity or ability to service our debt. Our non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. We provide a reconciliation of our non-GAAP adjusted measures to the most directly comparable U.S. GAAP measures in the section “Non-GAAP Financial Measures and Reconciliations.”

EXECUTIVE SUMMARY

Reported Results

Net Income and TIER

The table below shows our net income and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.”

Table 1: Net Income and TIER

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	Change	YTD FY2024	YTD FY2023	Change
Net income	$31,189	$163,217	$(132,028)	$407,508	$514,855	$(107,347)
TIER	1.09	1.58	(0.49)	1.41	1.70	(0.29)

Q3 FY2024 versus Q3 FY2023

The decrease in net income was primarily driven by:
•An unfavorable shift from gains to losses recorded in our derivative portfolio of $121 million, primarily attributable to decreases in interest rates across the entire swap curve during Q3 FY2024. In comparison, the interest rates across the swap curve increased during Q3 FY2023;
•A decrease in net interest income of $7 million, attributable to a decrease in the net interest yield of 14 basis points, or 16%, to 0.74%, partially offset by an increase in average interest-earning assets of $2,266 million, or 7%;
•A reduction in the benefit for credit losses of $5 million. We recorded a benefit for credit losses of $6 million for Q3 FY2024 compared to $11 million for Q3 FY2023, resulting primarily from decreases in the asset-specific allowance for both periods; and
•An increase in operating and other non-interest expenses of $5 million;
Partially offset by:
•A favorable shift from losses to gains recorded on our investment securities of $6 million, primarily due to period-to-period market fluctuations in fair value.

YTD FY2024 versus YTD FY2023

The decrease in net income was primarily driven by:
•A decrease in derivative gains of $64 million, primarily attributable to less pronounced increases in the medium- and longer-term swap interest rates during YTD FY2024 compared to YTD FY2023;
•A decrease in net interest income of $53 million, attributable to a decrease in the net interest yield of 28 basis points, or 27%, to 0.76%, partially offset by an increase in average interest-earning assets of $2,243 million, or 7%; and
•An increase in operating and other non-interest expenses of $16 million;
Partially offset by:
•A favorable shift from provision to benefit for credit losses of $9 million. We recorded a benefit for credit losses of $5 million for YTD FY2024, resulting primarily from a decrease in the asset-specific allowance, partially offset by an increase in the collective allowance due to loan portfolio growth. In comparison, we recorded a provision for credit losses of $4 million for YTD FY2023, driven primarily by increases in the collective allowance and in the asset-specific allowance;
•A favorable shift from losses to gains recorded on our investment securities of $14 million, primarily due to period-to-period market fluctuations in fair value; and an increase in fee and other income of $3 million.

The decreases in TIER for Q3 FY2024 and YTD FY2024, compared to Q3 FY2023 and YTD FY2023, were primarily driven by increased interest expense during Q3 FY2024 and YTD FY2024.

Debt-to-Equity Ratio

Our debt-to-equity ratio decreased to 11.52 as of February 29, 2024, from 12.14 as of May 31, 2023, primarily due to an increase in equity resulting from our reported net income of $408 million for YTD FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements, of which $72 million was paid to members in September 2023 and $41 million was paid from CFC to RTFC in December 2023 in connection with the RTFC sale transaction, which is discussed further under “Note 1—Summary of Significant Accounting Policies.”

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

Table 2: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	Change	YTD FY2024	YTD FY2023	Change
Adjusted Net income	$88,006	$79,543	$8,463	$224,136	$184,820	$39,316
Adjusted TIER	1.29	1.30	(0.01)	1.25	1.26	(0.01)

Q3 FY2024 versus Q3 FY2023

The increase in adjusted net income was primarily driven by:
•An increase in adjusted net interest income of $13 million, driven by the combined impact of an increase in average interest-earning assets of $2,266 million, or 7%, and an increase in the adjusted net interest yield of 7 basis points, or 6%, to 1.18%; and
•A favorable shift from losses to gains recorded on our investment securities of $6 million;

Partially offset by:
•A reduction in the benefit for credit losses of $5 million; and
•An increase in operating and other non-interest expenses of $5 million.

YTD FY2024 versus YTD FY2023

The increase in adjusted net income was primarily driven by:
•An increase in adjusted net interest income of $29 million, driven by the combined impact of an increase in average interest-earning assets of $2,243 million, or 7%, and an increase in the adjusted net interest yield of 4 basis points, or 4%, to 1.13%;
•A favorable shift from losses to gains recorded on our investment securities of $14 million;
•A favorable shift from provision to benefit for credit losses of $9 million; and an increase in fee and other income of $3 million;
Partially offset by:
•An increase in operating and other non-interest expenses of $16 million.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 6-to-1 or below. The adjusted debt-to-equity ratio increased to 6.29 as of February 29, 2024 from 6.04 as of May 31, 2023, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $224 million for YTD FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements, as discussed above.

Lending and Credit Quality

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecommunications (“telecom”). Prior to the RTFC sale transaction on December 1, 2023, NCSC electric and NCSC telecom were referred to as NCSC and RTFC, respectively.

Loans to members totaled $34,412 million as of February 29, 2024, an increase of $1,880 million, or 6%, from May 31, 2023, reflecting net increases in long-term and line of credit loans of $1,473 million and $407 million, respectively. Our loan portfolio composition remained largely unchanged from May 31, 2023 with 78% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, 2% to NCSC telecom borrowers, and 1% to CFC statewide and associate borrowers as of February 29, 2024.

We believe the overall credit quality of our loan portfolio remained strong as of February 29, 2024. We had no loan charge-offs or recoveries during Q3 FY2024 and Q3 FY2023. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during YTD FY2024. In comparison, we experienced net charge-offs totaling $15 million during YTD FY2023, which resulted in an annualized net charge-off rate of 0.06% for YTD FY2023.

We had one loan totaling $85 million classified as nonperforming as of February 29, 2024. In comparison, we had two loans totaling $89 million classified as nonperforming as of May 31, 2023. The reduction was due to the receipt of $4 million in payments to pay off one nonperforming loan. In March 2024, we received a $36 million payment on the outstanding nonperforming loan, which reduced its balance to $49 million as of the date of this Report.

Our allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of February 29, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in the collective allowance of $4 million.

Financing and Liquidity

Total debt outstanding increased $1,542 million, or 5%, to $32,541 million as of February 29, 2024, primarily due to borrowings to fund the increase in loans to members. We issued an aggregate principal amount of long-term dealer medium-term notes totaling $1,850 million during Q3 FY2024, of which $1,550 million was at an average fixed interest rate of 4.87% with an average term of five years and $300 million was at a floating interest rate with a term of three years. We also issued $100 million of 7.125% subordinated deferrable debt due in 2053 during Q3 FY2024. Outstanding dealer commercial paper was $899 million as of February 29, 2024.

During YTD FY2024, Fitch Ratings (“Fitch”), S&P Global Inc.(“S&P”) and Moody’s Investors Service (“Moody’s”) affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, investments in debt securities and availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of February 29, 2024, our available liquidity totaled $6,595 million and was $358 million below our total scheduled debt obligations over the next 12 months of $6,953 million. In addition to our existing available liquidity, we expect to receive $1,535 million from scheduled long-term loan principal payments over the next 12 months.

We believe we can continue to roll over our member short-term investments of $3,206 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,543 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of February 29, 2024 was $2,848 million in excess of, or 1.8 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,747 million.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,847 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period.

In March 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve signaled the expectation of no additional increases in the federal funds rate. The FOMC expects the U.S. economy to remain strong in 2024, with the median projected Gross Domestic Product (“GDP”) growth rate at 2.1% in 2024, up from 1.4% in its December 2023 projection. In addition, the Federal Reserve revised higher its inflation expectations and lowered its expected unemployment rate in 2024. Despite an improved economic outlook and inflation remaining above the 2% long-term target, the FOMC projects 75 basis points of federal funds rate cuts in 2024, bringing the target rate to 4.6% by December 31, 2024. Consensus market outlook for interest rates indicates declining interest rates across the yield curve in 2024. Although the yield curve is expected to remain inverted throughout calendar year 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•A slight increase in our reported net interest income. However, we expect a decrease in our reported net interest yield over the next 12 months compared to the 12-month period ended February 29, 2024. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•Decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended February 29, 2024, primarily due to the current yield curve assumptions and our balance sheet position. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

•Decreases in our adjusted net income and adjusted TIER over the next 12 months, primarily attributable to increased operating expenses and a projected decrease in adjusted net interest income.
•Our adjusted debt-to-equity ratio will remain above our target of 6-to-1, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 15 years as of February 29, 2024, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q3 FY2024 and Q3 FY2023, and between YTD FY2024 and YTD FY2023. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of February 29, 2024 and May 31, 2023. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 presents average balances for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 3 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under “Non-GAAP Financial Measures and Reconciliations.”

Table 3: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q3 FY2024			Q3 FY2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$29,833,708	$324,528	4.38%	$27,985,457	$288,200	4.18%
Long-term variable-rate loans	860,320	15,296	7.15	916,868	13,648	6.04
Line of credit loans	3,562,227	62,298	7.03	3,165,591	45,653	5.85
Other, net(2)	—	(431)	—	—	(389)	—
Total loans	34,256,255	401,691	4.72	32,067,916	347,112	4.39
Cash, time deposits and investment securities	910,430	10,144	4.48	833,024	6,180	3.01
Total interest-earning assets	$35,166,685	$411,835	4.71%	$32,900,940	$353,292	4.35%
Other assets, less allowance for credit losses(3)	1,160,625			1,041,947
Total assets(3)	$36,327,310			$33,942,887

Liabilities:
Commercial paper	$3,051,437	$42,348	5.58%	$2,901,375	$31,943	4.47%
Other short-term borrowings	1,637,296	21,682	5.33	2,047,112	18,696	3.70
Short-term borrowings(4)	4,688,733	64,030	5.49	4,948,487	50,639	4.15
Medium-term notes	7,968,782	84,224	4.25	6,423,373	57,056	3.60
Collateral trust bonds	7,069,156	67,561	3.84	7,614,181	70,859	3.77
Guaranteed Underwriter Program notes payable	6,869,399	54,962	3.22	6,378,600	46,477	2.96
Farmer Mac notes payable	3,894,223	42,497	4.39	3,225,962	30,469	3.83
Other notes payable	2,112	28	5.33	2,557	15	2.38
Subordinated deferrable debt	1,209,070	20,411	6.79	986,642	12,881	5.29
Subordinated certificates	1,201,360	13,306	4.45	1,228,253	13,313	4.40
Total interest-bearing liabilities	$32,902,835	$347,019	4.24%	$30,808,055	$281,709	3.71%
Other liabilities(3)	544,225			614,711
Total liabilities(3)	33,447,060			31,422,766
Total equity(3)	2,880,250			2,520,121
Total liabilities and equity(3)	$36,327,310			$33,942,887
Net interest spread(5)			0.47%			0.64%
Impact of non-interest bearing funding(6)			0.27			0.24
Net interest income/net interest yield(7)		$64,816	0.74%		$71,583	0.88%

Adjusted net interest income/adjusted net interest yield:
Interest income		$411,835	4.71%		$353,292	4.35%
Interest expense		347,019	4.24		281,709	3.71
Add: Net periodic derivative cash settlements interest income(8)		(38,342)	(2.04)		(18,634)	(1.00)
Adjusted interest expense/adjusted average cost(9)		$308,677	3.77%		$263,075	3.46%
Adjusted net interest spread(7)			0.94			0.89
Impact of non-interest bearing funding(6)			0.24			0.22
Adjusted net interest income/adjusted net interest yield(10)		$103,158	1.18%		$90,217	1.11%

	YTD FY2024			YTD FY2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$29,170,484	$937,316	4.29%	$27,592,829	$845,270	4.10%
Long-term variable-rate loans	924,997	49,117	7.09	833,137	29,965	4.81
Line of credit loans	3,330,579	174,089	6.98	2,718,099	94,533	4.65
Other, net(2)	—	(1,253)	—	—	(1,139)	—
Total loans	33,426,060	1,159,269	4.63	31,144,065	968,629	4.16
Cash, time deposits and investment securities	763,748	22,509	3.94	803,120	15,835	2.64
Total interest-earning assets	$34,189,808	$1,181,778	4.62%	$31,947,185	$984,464	4.12%
Other assets, less allowance for credit losses(3)	1,104,821			938,222
Total assets(3)	$35,294,629			$32,885,407

Liabilities:
Commercial paper	$2,524,302	$103,923	5.50%	$2,886,202	$70,735	3.28%
Other short-term borrowings	1,820,469	71,056	5.21	2,160,816	45,299	2.80
Short-term borrowings(4)	4,344,771	174,979	5.38	5,047,018	$116,034	3.07
Medium-term notes	7,372,069	222,095	4.02	5,991,902	134,477	3.00
Collateral trust bonds	7,387,453	210,911	3.81	7,295,834	199,421	3.65
Guaranteed Underwriter Program notes payable	6,801,552	161,862	3.18	6,236,285	133,107	2.85
Farmer Mac notes payable	3,634,622	116,259	4.27	3,086,668	74,601	3.23
Other notes payable	2,130	72	4.52	4,015	72	2.40
Subordinated deferrable debt	1,201,501	60,831	6.76	986,589	38,656	5.24
Subordinated certificates	1,213,384	40,136	4.42	1,233,109	40,253	4.36
Total interest-bearing liabilities	$31,957,482	$987,145	4.13%	$29,881,420	$736,621	3.30%
Other liabilities(3)	557,082			663,999
Total liabilities(3)	32,514,564			30,545,419
Total equity(3)	2,780,065			2,339,988
Total liabilities and equity(3)	$35,294,629			$32,885,407
Net interest spread(5)			0.49%			0.82%
Impact of non-interest bearing funding(6)			0.27			0.22
Net interest income/net interest yield(7)		$194,633	0.76%		$247,843	1.04%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,181,778	4.62%		$984,464	4.12%
Interest expense		987,145	4.13		736,621	3.30
Add: Net periodic derivative cash settlements interest (income) expense(8)		(94,978)	(1.65)		(12,650)	(0.22)
Adjusted interest expense/adjusted average cost(9)		$892,167	3.73%		$723,971	3.24%
Adjusted net interest spread(7)			0.89			0.88
Impact of non-interest bearing funding(6)			0.24			0.21
Adjusted net interest income/adjusted net interest yield(10)		$289,611	1.13%		$260,493	1.09%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 3 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 3. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 3, totaled $982 million and $853 million as of February 29, 2024 and February 28, 2023, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,568 million and $7,555 million for Q3 FY2024 and Q3 FY2023, respectively. The average outstanding notional amount of interest rate swaps was $7,675 million and $7,762 million for the YTD FY2024 and YTD FY2023, respectively.
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

Table 4 displays the change in net interest income between periods and the extent to which the variance for each category of interest-earning assets and interest-bearing liabilities is attributable to: (i) changes in volume, which represents the change in the average balances of our interest-earning assets and interest-bearing liabilities or volume and (ii) changes in the rate, which represents the change in the average interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 4: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q3 FY2024	versus	Q3 FY2023	YTD FY2024	versus	YTD FY2023
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$36,328	$21,599	$14,729	$92,046	$49,152	$42,894
Long-term variable-rate loans	1,648	(735)	2,383	19,152	3,335	15,817
Line of credit loans	16,645	6,149	10,496	79,556	21,408	58,148
Other, net	(42)	—	(42)	(114)	—	(114)
Total loans	54,579	27,013	27,566	190,640	73,895	116,745
Cash, time deposits and investment securities	3,964	631	3,333	6,674	(762)	7,436
Total interest income	58,543	27,644	30,899	197,314	73,133	124,181

Interest expense:
Commercial paper	10,405	1,933	8,472	33,188	(8,812)	42,000
Other short-term borrowings	2,986	(3,618)	6,604	25,757	(7,100)	32,857
Short-term borrowings	13,391	(1,685)	15,076	58,945	(15,912)	74,857
Medium-term notes	27,168	14,318	12,850	87,618	31,128	56,490
Collateral trust bonds	(3,298)	(4,523)	1,225	11,490	2,690	8,800
Guaranteed Underwriter Program notes payable	8,485	3,994	4,491	28,755	12,199	16,556
Farmer Mac notes payable	12,028	6,619	5,409	41,658	13,324	28,334
Other notes payable	13	(3)	16	—	(34)	34
Subordinated deferrable debt	7,530	3,036	4,494	22,175	8,464	13,711
Subordinated certificates	(7)	(183)	176	(117)	(607)	490
Total interest expense	65,310	21,573	43,737	250,524	51,252	199,272
Net interest income (expense)	$(6,767)	$6,071	$(12,838)	$(53,210)	$21,881	$(75,091)

Adjusted net interest income:
Interest income	$58,543	$27,644	$30,899	$197,314	$73,133	$124,181
Interest expense	65,310	21,573	43,737	250,524	51,252	199,272
Net periodic derivative cash settlements interest expense (income)(2)	(19,708)	(188)	(19,520)	(82,328)	130	(82,458)
Adjusted interest expense(3)	45,602	21,385	24,217	168,196	51,382	116,814
Adjusted net interest income	$12,941	$6,259	$6,682	$29,118	$21,751	$7,367
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
(3)See “Non-GAAP Financial Measures and Reconciliations” for additional information on our adjusted non-GAAP financial measures.

Reported Net Interest Income

Reported net interest income of $65 million for Q3 FY2024 decreased $7 million, or 9%, from Q3 FY2023, driven by a decrease in the net interest yield of 14 basis points, or 16%, to 0.74%, partially offset by an increase in average interest-earning assets of $2,266 million, or 7%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $2,188 million, or 7%, driven primarily by an increase in average long-term fixed-rate loans of $1,848 million and an increase in average line of credit loans of $397 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

•Net Interest Yield: The decrease in the net interest yield of 14 basis points, or 16%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 53 basis points to 4.24%, which was partially offset by an increase in the average yield on interest-earning assets of 36 basis points to 4.71% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.27%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the sustained increase in the federal funds rate, which increased 75 basis points since February 28, 2023. The increase in average yields on line of credit and variable-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to higher interest rates on our short-term and variable-rate borrowings.

Reported net interest income of $195 million for YTD FY2024 decreased $53 million, or 21%, from YTD FY2023, driven by a decrease in the net interest yield of 28 basis points, or 27%, to 0.76%, partially offset by an increase in average interest-earning assets of $2,243 million, or 7%.

• Average Interest-Earning Assets: The increase in average interest-earning assets of 7% was attributable to growth in average total loans of $2,282 million, or 7%, driven primarily by an increase in average long-term fixed-rate loans of $1,578 million and an increase in average line of credit loans of $612 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

• Net Interest Yield: The decrease in the net interest yield of 28 basis points, or 27%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 83 basis points to 4.13%, which was partially offset by an increase in the average yield on interest-earning assets of 50 basis points to 4.62% and an increase in the benefit from non-interest bearing funding of 5 basis points to 0.27%. As mentioned above, the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued increase in the federal funds rate.

Adjusted Net Interest Income

Adjusted net interest income of $103 million for Q3 FY2024 increased $13 million, or 14%, from Q3 FY2023, driven by the combined impact of an increase in average interest-earning assets of $2,266 million, or 7%, and an increase in the adjusted net interest yield of 7 basis points, or 6%, to 1.18%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during Q3 FY2024 was driven by the growth in average total loans of $2,188 million, or 7%, attributable primarily to the increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The adjusted net interest yield increased to 1.18%, reflecting the combined impact of an increase in the average yield on interest-earning assets of 36 basis points to 4.71% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.24%, partially offset by an increase in our adjusted average cost of borrowings of 31 basis points to 3.77%. The increases in both average yield on interest-earning assets and adjusted average cost of borrowings were attributable to the continued high interest-rate environment since February 28, 2023, as discussed above.

Adjusted net interest income of $290 million for YTD FY2024 increased $29 million, or 11%, from YTD FY2023, driven by the combined impact of an increase in average interest-earning assets of $2,243 million, or 7%, and an increase in the adjusted net interest yield of 4 basis points, or 4%, to 1.13%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during YTD FY2024 was driven by the growth in average total loans of $2,282 million, or 7%, attributable primarily to increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 4 basis points, or 4%, reflected the combined impact of an increase in the average yield on interest-earning assets of 50 basis points to 4.62% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.24%, partially offset by an increase in our adjusted average cost of borrowings of 49 basis points to 3.73%. We discuss above the primary drivers for the increases in the average yield on interest-earning assets and adjusted average cost of borrowings.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $38 million for Q3 FY2024 compared with $19 million for Q3 FY2023, and net periodic derivative cash settlements interest income of $95 million for YTD FY2024 compared with $13 million for YTD FY2023. The increases in derivative cash settlements interest income were due to the higher floating rates in Q3 FY2024 and YTD FY2024, compared to Q3 FY2023 and YTD FY2023, respectively.

See “Non-GAAP Financial Measures and Reconciliations” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $49 million and 0.14%, respectively, as of February 29, 2024. In comparison, our allowance for credit losses and allowance coverage ratio was $53 million and 0.16%, respectively, as of May 31, 2023.

We recorded a benefit for credit losses of $6 million and $11 million for Q3 FY2024 and Q3 FY2023, respectively, primarily from reductions in the asset-specific allowances for a nonperforming CFC power supply loan attributable to increases in the expected payments on the loan for both periods.

We recorded a benefit for credit losses of $5 million for YTD FY2024, resulting from a decrease of $8 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received from Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), partially offset by an increase of $4 million in the collective allowance due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.
We recorded a provision for credit losses of $4 million for YTD FY2023, driven primarily by increases in the collective allowance, primarily due to loan portfolio growth, and in the asset-specific allowance for loans to Brazos, Brazos Sandy Creek, and for a nonperforming CFC power supply loan.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2023 Form 10-K. We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income (Loss)

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 5 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 5: Non-Interest Income (Loss)

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Non-interest income components:
Fee and other income	$5,025	$5,326	$16,173	$13,548
Derivative gains (losses)	(18,475)	102,308	278,350	342,685
Investment securities gains (losses)	4,140	(1,402)	8,916	(5,574)
Total non-interest income (loss)	$(9,310)	$106,232	$303,439	$350,659

The variance in non-interest income was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced a favorable shift from losses to gains recorded on our debt and equity investment securities of $6 million and $14 million for Q3 FY2024 and YTD FY2024, respectively, compared with Q3 FY2023 and YTD FY2023. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

Derivative Gains (Losses)

As of February 29, 2024 and May 31, 2023, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, comprised of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating rate payments based on daily compounded SOFR as of February 29, 2024. Additionally, Treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges.

The total notional amount for our interest rate swaps was $7,345 million and $7,816 million as of February 29, 2024 and May 31, 2023, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 81% and 78% of the outstanding notional amount as of February 29, 2024 and May 31, 2023, respectively. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of February 29, 2024, the average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and two years, respectively, compared to 19 years and three years, respectively, as of February 28, 2023.

Table 6 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest-rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Derivative gains attributable to:
Derivative cash settlements interest income	$38,342	$18,634	$94,978	$12,650
Derivative forward value gains (losses)	(56,817)	83,674	183,372	330,035
Derivative gains (losses)	$(18,475)	$102,308	$278,350	$342,685

We recorded derivative losses of $18 million for Q3 FY2024, primarily attributable to decreases in interest rates across the entire swap curve during Q3 FY2024. In comparison, we recorded derivative gains of $102 million for Q3 FY2023, attributable to increases in interest rates across the entire swap curve during the period.

We recorded derivative gains of $278 million for YTD FY2024, primarily attributable to increases in the medium- and longer-term swap interest rates during YTD FY2024. In comparison, we recorded derivative gains of $343 million for YTD FY2023, attributable to more pronounced increases in interest rates across the entire swap curve during the period.

In January 2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. The agreements, which were scheduled to mature on December 2023, were designated as a cash flow hedge of a forecasted transaction. In February 2023, we terminated the Treasury locks and recorded a settlement gain of $8 million in AOCI. As the hedged forecasted transaction did not occur in the time period specified in the hedge documentation, we reclassified the $8 million gain from AOCI to earnings as a component of derivative gains (losses) on our consolidated statements of operations during Q3 FY2024.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 7 below.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of February 29, 2024, November 30, 2023, May 31, 2023, February 28, 2023, November 30, 2022, and May 31, 2022.

Table 7: Comparative Swap Curves

6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
5.52%
5.37%
5.33%
4.97%
4.78%
5.15%
4.68%
4.54%
4.59%
4.52%
4.25%
4.02%
4.00%
3.86%
3.81%
3.99%
3.87%
3.91%
3.65%
3.64%
3.85%
3.65%
3.52%
3.44%
3.35%
1.61%
2.89%
2.86%
2.93%
2.85%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Feb 29, 2024
Nov 30, 2023
May 31, 2023
Feb 28, 2023
Nov 30, 2022
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

Table 8: Non-Interest Expense

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Non-interest expense components:
Salaries and employee benefits	$(16,706)	$(14,808)	$(49,126)	$(42,792)
Other general and administrative expenses	(13,283)	(10,507)	(43,878)	(35,289)
Operating expenses	(29,989)	(25,315)	(93,004)	(78,081)
Losses on early extinguishment of debt	(33)	—	(998)	—
Other non-interest expense	(287)	(298)	(715)	(975)
Total non-interest expense	$(30,309)	$(25,613)	$(94,717)	$(79,056)

Non-interest expense of $30 million and $95 million for Q3 FY2024 and YTD FY2024, respectively, increased $5 million, or 18% and $16 million, or 20%, respectively, from Q3 FY2023 and YTD FY2023, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and benefits, information technology, and depreciation and amortization expenses. During the three months ended August 31, 2023 (“Q1 FY2024”), we redeemed $100 million of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to the unamortized debt issuance costs.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents 100% of the results of operations of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interest in their respective companies. On December 1, 2023, RTFC completed the sale of its business to NCSC and subsequently CFC concluded that it is no longer the primary beneficiary of RTFC and accordingly, deconsolidated RTFC from its consolidated financial statements. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

We recorded net loss attributable to noncontrolling interests of less than $1 million for both Q3 FY2024 and YTD FY2024. In comparison, we recorded net income attributable to noncontrolling interests of less than $1 million and $1 million for Q3 FY2023 and YTD FY2023, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $1,880 million, or 6%, to $35,892 million as of February 29, 2024, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $1,601 million, or 5%, to $33,024 million as of February 29, 2024, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity increased $279 million to $2,868 million as of February 29, 2024, primarily attributable to our reported net income of $408 million for YTD FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements during the period.

Below is a discussion of changes in the major components of our assets and liabilities during YTD FY2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2023 Form 10-K.

Loans Outstanding

Loans to members totaled $34,412 million and $32,532 million as of February 29, 2024 and May 31, 2023, respectively. Loans to CFC distribution, power supply, and statewide and associate borrowers accounted for 95% and 96% of total loans to members as of February 29, 2024 and May 31, 2023, respectively. The increase in loans to members of $1,880 million, or 6%, from May 31, 2023, was primarily attributable to net increases in long-term and line of credit loans of $1,473 million and $407 million, respectively. The $407 million increase in line of credit loans was primarily attributable to funding provided for higher working capital requirements from our members and bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $1,439 million, $294 million, $58 million, $28 million and $61 million, respectively.

Long-term loan advances totaled $2,680 million during YTD FY2024, of which approximately 95% was provided to members for capital expenditures and approximately 5% was provided for other purposes, primarily business acquisitions. In comparison, long-term loan advances totaled $2,460 million during YTD FY2023, of which approximately 94% was provided to members for capital expenditures and approximately 2% was provided for the refinancing of loans made by other lenders. Of the $2,680 million total long-term loans advanced during the YTD FY2024, $2,494 million were fixed-rate loan advances with a weighted average fixed-rate term of 12 years. In comparison, of the $2,460 million total long-term loans advanced during YTD FY2023, $2,135 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $2,867 million as of February 29, 2024, from approximately $2,355 million as of May 31, 2023.

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

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of February 29, 2024 and May 31, 2023. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	February 29, 2024	May 31, 2023	Change
Debt product type:
Commercial paper:
Members, at par	$1,158,861	$1,017,431	$141,430
Dealer, net of discounts	898,956	1,293,167	(394,211)
Total commercial paper	2,057,817	2,310,598	(252,781)
Select notes to members	1,285,682	1,630,799	(345,117)
Daily liquidity fund notes to members	279,548	238,329	41,219
Medium-term notes:
Members, at par	819,406	731,809	87,597
Dealer, net of discounts	8,151,720	6,131,608	2,020,112
Total medium-term notes	8,971,126	6,863,417	2,107,709
Collateral trust bonds	6,735,700	7,577,973	(842,273)
Guaranteed Underwriter Program notes payable	6,843,623	6,720,643	122,980
Farmer Mac notes payable	3,882,761	3,149,898	732,863
Other notes payable	—	1,166	(1,166)
Subordinated deferrable debt	1,286,872	1,283,436	3,436
Members’ subordinated certificates:
Membership subordinated certificates	628,620	628,614	6
Loan and guarantee subordinated certificates	323,332	348,349	(25,017)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,198,115	1,223,126	(25,011)
Total debt outstanding	$32,541,244	$30,999,385	$1,541,859

Security type:
Secured debt	54%	56%
Unsecured debt	46	44
Total	100%	100%

Funding source:
Members	15%	16%
Other non-capital market:
Guaranteed Underwriter Program notes payable	21	22
Farmer Mac notes payable	12	10
Total other non-capital market	33	32
Capital markets	52	52
Total	100%	100%

Interest rate type:
Fixed-rate debt	81%	80%
Variable-rate debt	19	20
Total	100%	100%

Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	95%	94%
Variable-rate debt(2)	5	6
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	14%	15%
Long-term and subordinated debt(4)	86	85
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $1,542 million, or 5%, to $32,541 million as of February 29, 2024, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper was $899 million as of February 29, 2024. We provide additional information on our financing activities for the YTD FY2024 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of February 29, 2024 and May 31, 2023.

Table 10: Debt—Member Investments

	February 29, 2024		May 31, 2023		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,158,861	56%	$1,017,431	44%	$141,430
Select notes	1,285,682	100	1,630,799	100	(345,117)
Daily liquidity fund notes	279,548	100	238,329	100	41,219
Medium-term notes	819,406	9	731,809	11	87,597
Members’ subordinated certificates	1,198,115	100	1,223,126	100	(25,011)
Total member investments	$4,741,612		$4,841,494		$(99,882)

Percentage of total debt outstanding	15%		16%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 15% and 16% of total debt outstanding as of February 29, 2024 and May 31, 2023, respectively. Over the last twelve fiscal quarters, our member investments have averaged $5,054 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $4,605 million as of February 29, 2024, from $4,546 million as of May 31, 2023, primarily driven by an increase in short-term notes payable advanced under the Farmer Mac revolving purchase agreement, partially offset by decreases in outstanding dealer commercial paper and short-term member investments. Short-term borrowings accounted for 14% and 15% of total debt outstanding as of February 29, 2024 and May 31, 2023, respectively.

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

Long-term and subordinated debt increased to $27,937 million as of February 29, 2024, from $26,453 million as of May 31, 2023, primarily due to net increase of $2,003 million in medium term notes, $233 million in notes payable under the Farmer Mac revolving purchase agreement, $123 million in notes payable under the Guaranteed Underwriter Program, partially offset by repayments of $855 million of collateral trust bonds. Long-term and subordinated debt accounted for 86% and 85% of total debt outstanding as of February 29, 2024 and May 31, 2023, respectively.

We provide additional information on our long-term debt below under the “Liquidity Risk” section and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of February 29, 2024 and May 31, 2023.

Table 11: Equity

(Dollars in thousands)	February 29, 2024	May 31, 2023
Equity components:
Membership fees and educational fund:
Membership fees	$969	$969
Educational fund	1,735	2,565
Total membership fees and educational fund	2,704	3,534
Patronage capital allocated	867,633	1,006,115
Members’ capital reserve	1,227,505	1,202,152
Total allocated equity	2,097,842	2,211,801
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	342,624	92,363
Year-to-date derivative forward value gains (1)	182,472	250,261
Period-end cumulative derivative forward value gains(1)	525,096	342,624
Other unallocated net income (loss)	224,589	(709)
Unallocated net income	749,685	341,915
CFC retained equity	2,847,527	2,553,716
Accumulated other comprehensive income	853	8,343
Total CFC equity	2,848,380	2,562,059
Noncontrolling interests	19,481	27,190
Total equity	$2,867,861	$2,589,249
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 28 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 14—Business Segments” for the statements of operations for CFC.

The increase in total equity of $279 million to $2,868 million as of February 29, 2024 was attributable to our reported net income of $408 million for YTD FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements, as discussed above under “Executive Summary.”

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2023 Form 10-K. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures and Reconciliations.”

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

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023 and the remaining $25 million was allocated to CFC members’ capital reserve as of February 29, 2024. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-

grade credit ratings on our rated debt instruments. Accordingly, we have a risk-management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk tolerance as well as risk limits and related guidelines, in the context of CFC’s mission and strategic objectives and initiatives. We provide a discussion of our risk management framework in our 2023 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2023 Form 10-K.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 88% and 87% of total loans outstanding as of February 29, 2024 and May 31, 2023, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of February 29, 2024 and May 31, 2023. Of our total loans outstanding, 91% and 92% were secured as of February 29, 2024 and May 31, 2023, respectively.

Table 12: Loans—Loan Portfolio Security Profile

	February 29, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$24,765,366	92%	$2,110,942	8%	$26,876,308
Power supply	4,930,256	86	801,264	14	5,731,520
Statewide and associate	225,824	87	32,357	13	258,181
Total CFC	29,921,446	91	2,944,563	9	32,866,009
NCSC:
Electric	965,114	98	19,068	2	984,182
Telecom	509,756	93	38,765	7	548,521
Total NCSC	1,474,870	96	57,833	4	1,532,703
Total loans outstanding(1)	$31,396,316	91	$3,002,396	9	$34,398,712

Loan type:
Long-term loans:
Fixed rate	$29,897,431	99%	$161,802	1%	$30,059,233
Variable rate	808,112	100	1,473	—	809,585
Total long-term loans	30,705,543	99	163,275	1	30,868,818
Line of credit loans	690,773	20	2,839,121	80	3,529,894
Total loans outstanding(1)	$31,396,316	91	$3,002,396	9	$34,398,712

	May 31, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,736,624	93%	$1,700,453	7%	$25,437,077
Power supply	4,633,558	85	803,684	15	5,437,242
Statewide and associate	157,342	79	43,026	21	200,368
Total CFC	$28,527,524	92	2,547,163	8	31,074,687
NCSC:
Electric	925,925	97	30,949	3	956,874
Telecom	462,209	95	25,579	5	487,788
Total NCSC	$1,388,134	96	$56,528	4	$1,444,662
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349

Loan type:
Long-term loans:
Fixed rate	$28,203,752	99%	$167,606	1%	$28,371,358
Variable rate	1,022,841	100	1,812	—	1,024,653
Total long-term loans	29,226,593	99	169,418	1	29,396,011
Line of credit loans	689,065	22	2,434,273	78	3,123,338
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of February 29, 2024 and May 31, 2023, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $33,850 million and $32,032 million as of February 29, 2024 and May 31, 2023, respectively, and represented approximately 98% and 99% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $116 million and $123 million as of February 29, 2024 and May 31, 2023, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of February 29, 2024 and May 31, 2023. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of February 29, 2024 compared to 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both February 29, 2024 and May 31, 2023.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	February 29, 2024		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,139,902	12%	$3,600,193	11%
Power supply	2,427,916	7	2,782,098	9
Total CFC	6,567,818	19	6,382,291	20
NCSC Electric	179,500	1	205,321	—
Total loan exposure to 20 largest borrowers	6,747,318	20	6,587,612	20
Less: Loans covered under Farmer Mac standby purchase commitment	(234,663)	(1)	(266,754)	(1)
Net loan exposure to 20 largest borrowers	$6,512,655	19%	$6,320,858	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $398 million and $436 million as of February 29, 2024 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $235 million and $267 million as of February 29, 2024 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 893 and 884 as of February 29, 2024 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 893 and 884 borrowers with loans outstanding as of February 29, 2024 and May 31, 2023, respectively, 50 and 52 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 and 69 borrowers with loans outstanding as of February 29, 2024 and May 31, 2023, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,688 million and $5,529 million as of February 29, 2024 and May 31, 2023, respectively, and accounted for approximately 16% and 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $133 million and $155 million as of February 29, 2024 and May 31, 2023, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,555 million and $5,373 million as of each respective date. See “Note 4—Loans” for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of February 29, 2024.

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

We had no loan modifications to borrowers experiencing financial difficulty during Q3 FY2024. We had one loan modification to a NCSC telecom borrower experiencing financial difficulty during YTD FY2024. This loan received a term extension and had an amortized cost of $3 million as of February 29, 2024, representing 1% of the NCSC telecom loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of February 29, 2024, consisting of one NCSC telecom loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

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

We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during Q3 FY2023, which were on non-accrual status as of May 31, 2023. During Q1 FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

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

We had a loan to one CFC electric power supply borrower totaling $85 million classified as nonperforming as of February 29, 2024. In comparison, we had loans to two CFC electric power supply borrowers totaling $89 million classified as nonperforming as of May 31, 2023. Nonperforming loans represented 0.25% and 0.27% of total loans outstanding as of February 29, 2024 and May 31, 2023, respectively. The reduction in nonperforming loans of $4 million was due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during the YTD FY2024. In March 2024, we received a $36 million payment on the outstanding nonperforming loan, which reduced its balance to $49 million as of the date of this Report.

We provide additional information on nonperforming loans in “Note 4—Loans—Credit Quality Indicators—Nonperforming Loans.”

Net Charge-Offs

We had no loan charge-offs or recoveries during Q3 FY2024 and Q3 FY2023. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during YTD FY2024. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during YTD FY2024. The additional payments received totaling $1 million were recorded as net loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts during YTD FY2024. In comparison, we experienced net charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during YTD FY2023, which resulted in an annualized net charge-off rate of 0.06% for YTD FY2023. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $268 million and $323 million as of February 29, 2024 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $55 million in criticized loans was primarily due to loan payments received from Brazos and Brazos Sandy Creek in the doubtful category and a decrease in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2024. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of February 29, 2024. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

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

Table 14 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of February 29, 2024 and May 31, 2023 and the allowance components as of each date.

Table 14: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	February 29, 2024			May 31, 2023
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$26,876,308	$16,005	0.06%	$25,437,077	$14,924	0.06%
Power supply	5,731,520	26,291	0.46	5,437,242	33,306	0.61
Statewide and associate	258,181	1,228	0.48	200,368	1,194	0.60
Total CFC	32,866,009	43,524	0.13	31,074,687	49,424	0.16
NCSC:
Electric	984,182	3,503	0.36	956,874	2,464	0.26
Telecom	548,521	1,968	0.36	487,788	1,206	0.25
Total NCSC	1,532,703	5,471	0.36	1,444,662	3,670	0.25
Total	$34,398,712	$48,995	0.14	$32,519,349	$53,094	0.16

Allowance components:
Collective allowance	$34,306,336	$31,359	0.09%	$32,398,910	$27,335	0.08%
Asset-specific allowance	92,376	17,636	19.09	120,439	25,759	21.39
Total allowance for credit losses	$34,398,712	$48,995	0.14	$32,519,349	$53,094	0.16

Allowance coverage ratios:
Nonaccrual loans (3)	$84,987		57.65%	$112,209		47.32%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of February 29, 2024 and May 31, 2023, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.25% and 0.35% of total loans outstanding as of February 29, 2024 and May 31, 2023, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of February 29, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in collective allowance of $4 million. The decrease in the asset-specific allowance was primarily attributable to an increase in the expected payments on a nonperforming CFC power supply loan. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $145 million and $372 million, respectively, as of February 29, 2024. The primary credit exposure associated with investments held in our investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of February 29, 2024, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2023.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both February 29, 2024 and May 31, 2023, and from AA- to BBB+ and AA- to A- by S&P as of February 29, 2024 and May 31, 2023, respectively. The total outstanding notional amount of derivatives with these counterparties was $7,345 million and $7,816 million as of February 29, 2024 and May 31, 2023, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of our derivatives as of February 29, 2024 and May 31, 2023, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $530 million and $349 million as of February 29, 2024 and May 31, 2023, respectively.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 15 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of February 29, 2024 and May 31, 2023.

Table 15: Available Liquidity

	February 29, 2024			May 31, 2023
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$145	$—	$145	$199	$—	$199
Debt securities investment portfolio(1)	335	—	335	475	—	475
Total cash and investment debt securities	480	—	480	674	—	674
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,800	2	2,798	2,600	2	2,598
Guaranteed Underwriter Program committed facilities—secured(3)	9,923	8,723	1,200	9,473	8,448	1,025
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,883	2,117	6,000	3,150	2,850
Total committed credit facilities	18,723	12,608	6,115	18,073	11,600	6,473
Total available liquidity	$19,203	$12,608	$6,595	$18,747	$11,600	$7,147
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both February 29, 2024 and May 31, 2023, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 16 presents our primary liquidity coverage ratios as of February 29, 2024 and May 31, 2023 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 16: Liquidity Coverage Ratios

(Dollars in millions)	February 29, 2024	May 31, 2023
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,595	$7,147
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,605	4,546
Long-term and subordinated debt scheduled to mature over next 12 months	2,348	2,383
Total debt scheduled to mature over next 12 months	6,953	6,929
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(358)	$218

Liquidity coverage ratio	0.95	1.03

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,595	$7,147
Total debt scheduled to mature over next 12 months	6,953	6,929
Exclude: Member short-term investments	(3,206)	(3,253)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,747	3,676
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,848	$3,471

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.76	1.94
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 15.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.

As presented in Table 16 above, our available liquidity of $6,595 million as of February 29, 2024 was $358 million below our total scheduled debt obligations over the next 12 months of $6,953 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $3,206 million, dealer commercial paper of $899 million and Farmer Mac notes payable of $500 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,348 million consist of debt maturities and scheduled debt payment amounts, of which, $149 million was from member investments.

We believe we can continue to roll over our member short-term investments of $3,206 million as of February 29, 2024, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,543 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of February 29, 2024 was $2,848 million in excess of, or 1.8 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,747 million. In addition, we expect to receive $1,535 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both February 29, 2024 and May 31, 2023; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $37 million and $35 million as of February 29, 2024 and May 31, 2023, respectively, consisting primarily of preferred stock securities that are not as readily redeemable, therefore, we excluded the equity securities from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,723 million and $18,073 million as of February 29, 2024 and May 31, 2023, respectively, and the aggregate amount available for access totaled $6,115 million and $6,473 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of February 29, 2024.

Table 17: Committed Bank Revolving Line of Credit Agreements

	February 29, 2024
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of February 29, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 15, we had accessed $8,723 million under the Guaranteed Underwriter Program and up to $1,200 million was available for borrowing as of February 29, 2024. Of the $1,200 million available borrowing amount, $750 million is available for advance through July 15, 2027 and $450 million is available for advance through July 15, 2028. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,844 million as of February 29, 2024.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,883 million and $3,150 million as of February 29, 2024 and May 31, 2023, respectively. We borrowed $500 million in short-term notes payable and $300 million in long-term notes payable under this note purchase agreement with Farmer Mac during YTD FY2024. As displayed in Table 15, the amount available for borrowing under this agreement was $2,117 million as of February 29, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $59 million to $4,605 million as of February 29, 2024, from $4,546 million as of May 31, 2023, and accounted for 14% and 15% of total debt outstanding as of each respective period.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of February 29, 2024 and May 31, 2023. As indicated in Table 18, members’ investments represented 70% and 72% of our outstanding short-term borrowings as of February 29, 2024 and May 31, 2023, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	February 29, 2024		May 31, 2023
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,205,670	70%	$3,253,108	72%
Farmer Mac notes payable	500,000	11	—	—
Capital markets	898,956	19	1,293,167	28
Total	$4,604,626	100%	$4,546,275	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding was $899 million and $1,293 million as of February 29, 2024 and May 31, 2023, respectively.

See “Note 6—Short-Term Borrowings” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $27,937 million and $26,453 million as of February 29, 2024 and May 31, 2023, respectively, and accounted for 86% and 85% of total debt outstanding as of each respective date. See Table 19 below for a summary of our long-term and subordinated debt issuances and repayments during YTD FY2024.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during YTD FY2024.

Table 19: Long-Term and Subordinated Debt— Issuances and Repayments

	YTD FY2024
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$—	$855,000
Guaranteed Underwriter Program notes payable	275,000	152,020
Farmer Mac notes payable	300,000	67,137
Medium-term notes sold to members	91,418	118,851
Medium-term notes sold to dealers	2,983,856	953,841
Other notes payable	—	1,169
Subordinated deferrable debt	100,000	100,000
Members’ subordinated certificates	98	25,109
Total	$3,750,372	$2,273,127
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of February 29, 2024, in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2024	$141,061	1%
2025	2,628,068	9
2026	3,657,273	13
2027	2,959,653	10
2028	2,168,156	8
Thereafter	16,628,554	59
Total	$28,182,765	100%
____________________________

(1) Amounts presented are based on the face amount of debt outstanding as of February 29, 2024, and therefore does not include related debt issuance costs and discounts.
(2) Member loan subordinated certificates totaling $136 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities under the above “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $32,541 million as of February 29, 2024, $17,462 million, or 54%, was secured by pledged loans totaling $21,644 million. In comparison, of our total debt outstanding of $30,999 million as of May 31, 2023, $17,450 million, or 56%, was secured by pledged loans totaling $21,038 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of February 29, 2024 and May 31, 2023.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		February 29, 2024	May 31, 2023
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	132%	115%
Collateral trust bonds 2007 indenture	100	150	130	114
Guaranteed Underwriter Program notes payable	100	150	118	117
Farmer Mac notes payable	100	150	116	136
Clean Renewable Energy Bonds Series 2009A(2)	100	150	—	129
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2) Collateral includes cash pledged. Clean renewable energy bonds series 2009A matured and was paid off in full as of February 29, 2024.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 29, 2024 and May 31, 2023.

Table 22: Loans—Unencumbered Loans

(Dollars in thousands)	February 29, 2024	May 31, 2023
Total loans outstanding(1)	$34,398,712	$32,519,349
Less: Loans required pledged under secured debt agreements(2)	(17,664,095)	(17,664,350)
Loans pledged in excess of required amount(2)(3)	(3,979,507)	(3,373,580)
Total pledged loans	(21,643,602)	(21,037,930)
Unencumbered loans	$12,755,110	$11,481,419

Unencumbered loans as a percentage of total loans outstanding	37%	35%
____________________________
(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of February 29, 2024 and May 31, 2023, respectively.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 22, we had excess loans pledged as collateral totaling $3,980 million and $3,374 million as of February 29, 2024 and May 31, 2023, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of February 29, 2024 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 23: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q4 FY2024	$657	$380	$1,037	$552	$889	$1,441
Q1 FY2025	—	387	387	385	845	1,230
Q2 FY2025	1,115	385	1,500	994	723	1,717
Q3 FY2025	1,930	383	2,313	1,342	925	2,267
Q4 FY2025	639	392	1,031	421	793	1,214
Q1 FY2026	780	402	1,182	776	752	1,528
Total	$5,121	$2,329	$7,450	$4,470	$4,927	$9,397
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended August 31, 2025.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 23, we currently project long-term advances of $3,382 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,535 million, resulting in net long-term loan growth of approximately $1,847 million over the next 12 months.

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

Table 24 displays our credit ratings as of February 29, 2024, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

February 29, 2024
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion date	February 21, 2024	December 7, 2023	September 22, 2023
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 11.52 as of February 29, 2024, from 12.14 as of May 31, 2023, primarily due to an increase in equity from our reported net income of $408 million for YTD FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements during the period.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6-to-1, the adjusted debt-to-equity ratio increased to 6.29 as of February 29, 2024 from 6.04 as of May 31, 2023, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $224 million for YTD FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements during the period.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 29, 2024.

As discussed above in “Non-GAAP Financial Measures,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP financial measures disclosed in this Report to the most comparable U.S. GAAP financial measures below in “Non-GAAP Financial Measures and Reconciliations.” See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2023 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

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

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the next 12 months, which reflects what management considers, at the time, as the most likely scenario. As discussed under “Non-GAAP Financial Measures,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net derivative cash settlements amounts.

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,847 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period. Although the yield curve is expected to remain inverted throughout calendar year 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024.

Based on our current forecast assumptions, including the yield curve forecast noted above, we project a slight increase in our reported net interest income, however, we expect a decrease in our reported net interest yield over the next 12 months compared to the 12-month period ended February 29, 2024. We also project a decrease in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended February 29, 2024, primarily due to the current yield curve assumptions and our balance sheet position.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of February 29, 2024 and May 31, 2023. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 25: Interest Rate Sensitivity Analysis

	February 29, 2024			May 31, 2023
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(4.19)%	4.30%	(10.64)%	(4.41)%	4.70%	(5.88)%
Derivative cash settlements	12.34%	(12.34)%	10.31%	11.50%	(11.58)%	9.38%
Adjusted net interest income(2)	8.14%	(8.04)%	(0.34)%	7.09%	(6.88)%	3.50%
____________________________
(1)The actual impact on our reported and adjusted net interest income may differ significantly from the sensitivity analysis presented.
(2)We include net periodic derivative cash settlement interest expense amounts as a component of interest expense in deriving adjusted net interest income. See the section “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of the non-GAAP financial measures presented in this Report to the most comparable U.S. GAAP financial measures.

The changes in the sensitivity measures between February 29, 2024 and May 31, 2023 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 25 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of February 29, 2024, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of February 29, 2024, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve and a slight decline under a further inverted yield curve.

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

The duration gap widened slightly to negative 1.54 months as of February 29, 2024, from negative 1.34 months as of May 31, 2023 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The slight widening of the duration gap is primarily due to an increase in line of credit loans outstanding of $407 million, which reduced the duration of interest-earning assets.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. See “Item 7. MD&A—Non-GAAP Financial Measures” in our 2023 Form 10-K for a discussion of each of our non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 26 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 26: Adjusted Net Income

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Adjusted net interest income:
Interest income	$411,835	$353,292	$1,181,778	$984,464
Interest expense	(347,019)	(281,709)	(987,145)	(736,621)
Include: Derivative cash settlements interest income(1)	38,342	18,634	94,978	12,650
Adjusted interest expense	(308,677)	(263,075)	(892,167)	(723,971)
Adjusted net interest income	$103,158	$90,217	$289,611	$260,493

Adjusted total revenue:
Net interest income	$64,816	$71,583	$194,633	$247,843
Fee and other income	5,025	5,326	16,173	13,548
Total revenue	69,841	76,909	210,806	261,391
Include: Derivative cash settlements interest income(1)	38,342	18,634	94,978	12,650
Adjusted total revenue	$108,183	$95,543	$305,784	$274,041

Adjusted net income:
Net income	$31,189	$163,217	$407,508	$514,855
Exclude: Derivative forward value gains (losses)(2)	(56,817)	83,674	183,372	330,035
Adjusted net income	$88,006	$79,543	$224,136	$184,820
____________________________
(1)Represents the net periodic contractual interest income (expense) amount on our interest-rate swaps during the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest income and expense incurred on our derivatives to be part of our funding cost in addition to the interest expense on our debt. As such, we add net periodic derivative cash settlements interest income and expense amounts to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude unrealized derivative forward value gains and losses from our adjusted total revenue and adjusted net income.

TIER and Adjusted TIER

Table 27 displays the calculation of our TIER and adjusted TIER.

Table 27: TIER and Adjusted TIER

	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
TIER (1)	1.09	1.58	1.41	1.70

Adjusted TIER (2)	1.29	1.30	1.25	1.26
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 28 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of February 29, 2024 and May 31, 2023. As indicated in Table 28, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 28: Adjusted Liabilities and Equity

(Dollars in thousands)	February 29, 2024	May 31, 2023
Adjusted total liabilities:
Total liabilities	$33,023,892	$31,422,811
Exclude:
Derivative liabilities	87,809	115,074
Debt used to fund loans guaranteed by RUS	116,139	122,873
Subordinated deferrable debt	1,286,872	1,283,436
Subordinated certificates	1,198,115	1,223,126
Adjusted total liabilities	$30,334,957	$28,678,302

Adjusted total equity:
Total equity	$2,867,861	$2,589,249
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(1)	343,098	90,831
Year-to-date derivative forward value gains(1)	183,372	252,267
Period-end cumulative derivative forward value gains(1)	526,470	343,098
AOCI attributable to derivatives(2)	772	1,001
Subtotal	527,242	344,099
Include:
Subordinated deferrable debt	1,286,872	1,283,436
Subordinated certificates	1,198,115	1,223,126
Subtotal	2,484,987	2,506,562
Adjusted total equity	$4,825,606	$4,751,712
____________________________
(1) Represents consolidated total derivative forward value gains.
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 29 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 29, 2024 and May 31, 2023.

Table 29: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	February 29, 2024	May 31, 2023
Debt-to equity ratio:
Total liabilities	$33,023,892	$31,422,811
Total equity	2,867,861	2,589,249
Debt-to-equity ratio (1)	11.52	12.14

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$30,334,957	$28,678,302
Adjusted total equity(2)	4,825,606	4,751,712
Adjusted debt-to-equity ratio(3)	6.29	6.04
____________________________
(1) Calculated based on total liabilities at period end divided by total equity at period end.

(2) See Table 28 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in accumulated other comprehensive income. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 30 provides a reconciliation of members’ equity to total CFC equity as of February 29, 2024 and May 31, 2023. We present the components of accumulated other comprehensive income in “Note 10—Equity.”

Table 30: Members’ Equity

(Dollars in thousands)	February 29, 2024	May 31, 2023
Members’ equity:
Total CFC equity	$2,848,380	$2,562,059
Exclude:
Accumulated other comprehensive income	853	8,343
Period-end cumulative derivative forward value gains attributable to CFC(1)	525,096	342,624
Subtotal	525,949	350,967
Members’ equity	$2,322,431	$2,211,092
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of February 29, 2024 and May 31, 2023 are presented above in Table 28.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Interest income	$411,835	$353,292	$1,181,778	$984,464
Interest expense	(347,019)	(281,709)	(987,145)	(736,621)
Net interest income	64,816	71,583	194,633	247,843
Benefit (provision) for credit losses	6,559	11,318	5,131	(3,806)
Net interest income after benefit (provision) for credit losses	71,375	82,901	199,764	244,037
Non-interest income:
Fee and other income	5,025	5,326	16,173	13,548
Derivative gains (losses)	(18,475)	102,308	278,350	342,685
Investment securities gains (losses)	4,140	(1,402)	8,916	(5,574)
Total non-interest income (loss)	(9,310)	106,232	303,439	350,659
Non-interest expense:
Salaries and employee benefits	(16,706)	(14,808)	(49,126)	(42,792)
Other general and administrative expenses	(13,283)	(10,507)	(43,878)	(35,289)
Losses on early extinguishment of debt	(33)	—	(998)	—
Other non-interest expense	(287)	(298)	(715)	(975)
Total non-interest expense	(30,309)	(25,613)	(94,717)	(79,056)
Income before income taxes	31,756	163,520	408,486	515,640
Income tax provision	(567)	(303)	(978)	(785)
Net income	31,189	163,217	407,508	514,855
Less: Net loss (income) attributable to noncontrolling interests	281	(321)	262	(541)
Net income attributable to CFC	$31,470	$162,896	$407,770	$514,314

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Net income	$31,189	$163,217	$407,508	$514,855
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	6,691	483	6,691
Reclassification to earnings of realized gains on derivatives	(7,818)	(177)	(8,132)	(555)
Defined benefit plan adjustments	53	100	159	300
Other comprehensive income (loss)	(7,765)	6,614	(7,490)	6,436
Total comprehensive income	23,424	169,831	400,018	521,291
Less: Total comprehensive loss (income) attributable to non-controlling interests	281	(321)	262	(541)
Total comprehensive income attributable to CFC	$23,705	$169,510	$400,280	$520,750

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 29, 2024	May 31, 2023
Assets:
Cash and cash equivalents	$144,848	$198,936
Restricted cash	8,209	8,301
Total cash, cash equivalents and restricted cash	153,057	207,237
Investment securities:
Debt securities trading, at fair value	335,032	474,875
Equity securities, at fair value	36,645	35,494
Total investment securities, at fair value	371,677	510,369
Loans to members	34,412,334	32,532,086
Less: Allowance for credit losses	(48,995)	(53,094)
Loans to members, net	34,363,339	32,478,992
Accrued interest receivable	189,448	172,723
Other receivables	30,748	31,243
Fixed assets, net of accumulated depreciation of $82,060 and $77,508 as of February 29, 2024 and May 31, 2023, respectively	85,000	86,011
Derivative assets	616,640	460,762
Other assets	81,844	64,723
Total assets	$35,891,753	$34,012,060

Liabilities:
Accrued interest payable	$296,897	$212,340
Debt outstanding:
Short-term borrowings	4,604,626	4,546,275
Long-term debt	25,451,631	23,946,548
Subordinated deferrable debt	1,286,872	1,283,436
Members’ subordinated certificates:
Membership subordinated certificates	628,620	628,614
Loan and guarantee subordinated certificates	323,332	348,349
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,198,115	1,223,126
Total debt outstanding	32,541,244	30,999,385
Deferred income	34,445	38,601
Derivative liabilities	87,809	115,074
Other liabilities	63,497	57,411
Total liabilities	33,023,892	31,422,811

Equity:
CFC equity:
Retained equity	2,847,527	2,553,716
Accumulated other comprehensive income	853	8,343
Total CFC equity	2,848,380	2,562,059
Noncontrolling interests	19,481	27,190
Total equity	2,867,861	2,589,249
Total liabilities and equity	$35,891,753	$34,012,060

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q3 FY2024
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2023	$2,886	$934,135	$1,202,152	$718,215	$2,857,388	$8,618	$2,866,006	$30,134	$2,896,140
Net income (loss)	—	—	—	31,470	31,470	—	31,470	(281)	31,189
Other comprehensive loss	—	—	—	—	—	(7,765)	(7,765)	—	(7,765)
Patronage capital retirement	—	(66,502)	25,353	—	(41,149)	—	(41,149)	—	(41,149)
Other	(182)	—	—	—	(182)	—	(182)	(10,372)	(10,554)
Balance as of February 29, 2024	$2,704	$867,633	$1,227,505	$749,685	$2,847,527	$853	$2,848,380	$19,481	$2,867,861

	YTD FY2024

Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income (loss)	—	—	—	407,770	407,770	—	407,770	(262)	407,508
Other comprehensive loss	—	—	—	—	—	(7,490)	(7,490)	—	(7,490)
Patronage capital retirement	—	(138,482)	25,353	—	(113,129)	—	(113,129)	—	(113,129)
Other	(830)	—	—	—	(830)	—	(830)	(7,447)	(8,277)
Balance as of February 29, 2024	$2,704	$867,633	$1,227,505	$749,685	$2,847,527	$853	$2,848,380	$19,481	$2,867,861

	Q3 FY2023
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2022	$2,859	$896,096	$1,062,286	$443,072	$2,404,313	$2,080	$2,406,393	$27,319	$2,433,712
Net income	—	—	—	162,896	162,896	—	162,896	321	163,217
Other comprehensive income	—	—	—	—	—	6,614	6,614	—	6,614
Patronage capital retirement	—	—	—	—	—	—	—	—	—
Other	(110)	—	—	—	(110)	—	(110)	—	(110)
Balance as of February 28, 2023	$2,749	$896,096	$1,062,286	$605,968	$2,567,099	$8,694	$2,575,793	$27,633	$2,603,426

	YTD FY2023

Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	—	—	—	514,314	514,314	—	514,314	541	514,855
Other comprehensive income	—	—	—	—	—	6,436	6,436	—	6,436
Patronage capital retirement	—	(58,892)	—	—	(58,892)	—	(58,892)	(2,704)	(61,596)
Other	(638)	—	—	—	(638)	—	(638)	2,400	1,762
Balance as of February 28, 2023	$2,749	$896,096	$1,062,286	$605,968	$2,567,099	$8,694	$2,575,793	$27,633	$2,603,426
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	YTD FY2024	YTD FY2023
Cash flows from operating activities:
Net income	$407,508	$514,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(4,914)	(5,720)
Amortization of debt issuance costs and discounts	21,975	21,692
Amortization of guarantee fee	15,480	14,144
Depreciation and amortization	7,910	3,815
Provision (benefit) for credit losses	(5,131)	3,806
Loss on early extinguishment of debt	998	—
Unrealized (gains) losses on equity and debt securities	(13,736)	2,638
Derivative forward value gains	(183,372)	(330,035)
Advances on loans held for sale	(222,500)	(148,142)
Proceeds from sales of loans held for sale	207,500	191,942
Changes in operating assets and liabilities:
Accrued interest receivable	(16,725)	(50,438)
Accrued interest payable	84,557	101,740
Deferred income	758	1,929
Other	(33,115)	(25,648)
Net cash provided by operating activities	267,193	296,578
Cash flows from investing activities:
Advances on loans held for investment, net	(1,863,331)	(2,384,524)
Investments in fixed assets, net	(4,199)	(14,586)
Purchase of trading securities	—	(118,065)
Proceeds from sales and maturities of trading securities	147,608	125,268
Cash impact of VIE deconsolidation	(10,341)	—
Net cash used in investing activities	(1,730,263)	(2,391,907)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	(360,558)	49,287
Proceeds from short-term borrowings with original maturity > 90 days	2,486,862	2,141,018
Repayments of short-term borrowings with original maturity > 90 days	(2,067,953)	(2,271,841)
Payments for issuance costs for revolving bank lines of credit	(2,612)	(2,108)
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,634,422	4,069,959
Payments for retirement of long-term debt	(2,148,018)	(1,801,904)
Proceeds from issuance of subordinated debt	103,500	—
Payments for issuance costs for subordinated deferrable debt	(1,109)	—
Payments for retirement of subordinated deferrable debt	(100,000)	—
Proceeds from issuance of members’ subordinated certificates	98	6,127
Payments for retirement of members’ subordinated certificates	(25,109)	(16,873)
Payments for retirement of patronage capital	(110,202)	(59,189)
Repayments for membership fees, net	(431)	(1)
Net cash provided by financing activities	1,408,890	2,114,475
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,180)	19,146
Beginning cash, cash equivalents and restricted cash	207,237	161,114
Ending cash, cash equivalents and restricted cash	$153,057	$180,260

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	YTD FY2024	YTD FY2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$881,859	$619,052
Cash paid for income taxes	395	201

Non-cash financing and investing activities:
Equity investment, at cost, obtained in exchange for loan held for investment	$—	$7,778
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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of CFC and variable interest entities (“VIEs”) where CFC is the primary beneficiary. National Cooperative Services Corporation (“NCSC”) is a VIE that is required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” its rural telecommunications members and their affiliates, and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. Previously, Rural Telephone Finance Cooperative (“RTFC”) qualified as a VIE that was required to be consolidated by CFC. RTFC was a taxable Subchapter T cooperative association that provided financing for its rural telecommunications members and their affiliates. Subsequent to December 1, 2023, in connection with the sale of RTFC’s business to NCSC, CFC is no longer a primary beneficiary of RTFC and therefore does not consolidate RTFC in its consolidated financial statements. See additional discussion under “RTFC Sale Transaction” below.

All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entity.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”).

Our fiscal year begins on June 1 and ends on May 31. Reference to “Q3 FY2024” and “YTD FY2024” refer to three and nine months ended February 29, 2024, respectively. Reference to “Q3 FY2023” and “YTD FY2023” refer to three and nine months ended February 28, 2023, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
RTFC Sale Transaction

On December 1, 2023, RTFC sold and transferred all of its loans and certain other assets and liabilities to NCSC, which was accounted for pursuant to ASC 805-50 “Transactions between Entities under Common Control” as a sale of RTFC’s business to NCSC (hereon referred to as the “RTFC sale transaction”). The transfer was recorded at RTFC’s historical carrying amounts and therefore did not have an impact on the consolidated financial statements. In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023 and the remaining $25 million was allocated to CFC members’ capital reserve as of February 29, 2024. Following the closing of the RTFC sale transaction on December 1, 2023, CFC concluded that it is no longer the primary beneficiary of RTFC and accordingly, deconsolidated RTFC from its consolidated financial statements, resulting in a $10 million reduction in noncontrolling interest primarily attributable to cash held by RTFC. We did not record a gain or loss in association with CFC’s deconsolidation of RTFC.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Disclosure Improvements-Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification (“ASC”) in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendment on our consolidated financial statements and related disclosures.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Interest income:
Loans(1)	$401,691	$347,112	$1,159,269	$968,629
Cash, time deposits and investment securities	10,144	6,180	22,509	15,835
Total interest income	411,835	353,292	1,181,778	984,464

Interest expense:(2)(3)
Short-term borrowings	71,485	50,639	192,909	116,034
Long-term debt	241,817	204,876	693,269	541,678
Subordinated debt	33,717	26,194	100,967	78,909
Total interest expense	347,019	281,709	987,145	736,621

Net interest income	$64,816	$71,583	$194,633	$247,843
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

Deferred income reported on our consolidated balance sheets of $34 million and $39 million as of February 29, 2024 and May 31, 2023, respectively, consists primarily of deferred loan conversion fees that totaled $26 million and $30 million as of each respective date.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of February 29, 2024 and May 31, 2023.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	February 29, 2024	May 31, 2023
Debt securities, at fair value:
Corporate debt securities	$291,308	$401,367
Commercial agency mortgage-backed securities (“MBS”)(1)	6,760	7,237
U.S. state and municipality debt securities	10,921	27,300
Foreign government debt securities	500	974
Other asset-backed securities(2)	25,543	37,997
Total debt securities trading, at fair value	$335,032	$474,875
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $5 million and $13 million for Q3 FY2024 and YTD FY2024, respectively. We recognized net unrealized gains of $2 million and net unrealized losses of $7 million on our debt securities for Q3 FY2023 and YTD FY2023, respectively.

We did not sell any debt securities during the YTD FY2024 and YTD FY2023; therefore, no realized gains or losses were recorded during these periods for sale of securities.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of February 29, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	February 29, 2024	May 31, 2023
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$25,110	$25,750
Farmer Mac—Class A common stock	11,535	9,744
Total equity securities, at fair value	$36,645	$35,494

We recognized net unrealized gains on our equity securities of $1 million for both Q3 FY2024 and YTD FY2024. We recognized net unrealized losses on our equity securities of $2 million and net unrealized gains of $4 million for Q3 FY2023 and YTD FY2023, respectively.

NOTE 4—LOANS

Our loan portfolio is segregated into segments by borrower member class, which is based on the utility sector of the borrowers because the key operational, infrastructure, regulatory, environmental, customer and financial risks of each sector are similar in nature. Total loan portfolio member class consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecommunications (“telecom”). Prior to the RTFC sale transaction on December 1, 2023, NCSC electric and NCSC telecom were referred to as NCSC and RTFC, respectively. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate.

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of February 29, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	February 29, 2024		May 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$26,876,308	78%	$25,437,077	78%
Power supply	5,731,520	16	5,437,242	17
Statewide and associate	258,181	1	200,368	1
Total CFC	32,866,009	95	31,074,687	96
NCSC:
Electric	984,182	3	956,874	3
Telecom	548,521	2	487,788	1
Total NCSC	1,532,703	5%	$1,444,662	4%
Total loans outstanding(1)	34,398,712	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,622	—	12,737	—
Loans to members	$34,412,334	100%	$32,532,086	100%

Loan type:
Long-term loans:
Fixed rate	$30,059,233	88%	$28,371,358	87%
Variable rate	809,585	2	1,024,653	3
Total long-term loans	30,868,818	90	29,396,011	90
Lines of credit	3,529,894	10	3,123,338	10
Total loans outstanding(1)	34,398,712	100	32,519,349	100
Deferred loan origination costs—CFC(2)	13,622	—	12,737	—
Loans to members	$34,412,334	100%	$32,532,086	100%

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

We sold CFC and NCSC loans, at par for cash, totaling $208 million and $192 million during YTD FY2024 and YTD FY2023, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $15 million as of February 29, 2024, which were sold subsequent to the quarter end. We had no loans held for sale as of May 31, 2023.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $149 million and $133 million as of February 29, 2024 and May 31, 2023, respectively. Accrued interest receivable amounts generally represent

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $33,850 million and $32,032 million as of February 29, 2024 and May 31, 2023, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $116 million and $123 million as of February 29, 2024 and May 31, 2023, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,747 million and $6,588 million as of February 29, 2024 and May 31, 2023, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of February 29, 2024 compared to 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both February 29, 2024 and May 31, 2023.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $398 million and $436 million as of February 29, 2024 and May 31, 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $235 million and $267 million as of February 29, 2024 and May 31, 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of February 29, 2024. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 893 and 884 as of February 29, 2024 and May 31, 2023, respectively, located in 49 states and the District of Columbia. Of the 893 and 884 borrowers with loans outstanding, 50 and 52 were electric power supply borrowers

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
as of February 29, 2024 and May 31, 2023, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both February 29, 2024 and May 31, 2023, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of February 29, 2024 and May 31, 2023.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	February 29, 2024			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,446,098	13%	57	$4,319,937	13%
Power supply	6	1,140,297	3	8	1,128,941	4
Statewide and associate	1	82,571	—	1	51,504	—
Total CFC	64	5,668,966	16	66	5,500,382	17
NCSC:
Electric	1	8,667	—	1	16,667	—
Telecom	2	10,764	—	2	11,755	—
Total NCSC	3	19,431	—	3	28,422	—
Total loan exposure to Texas-based borrowers	67	5,688,397	16	69	5,528,804	17
Less: Loans covered under Farmer Mac standby purchase commitment		(132,866)	—		(155,409)	—
Net loan exposure to Texas-based borrowers		$5,555,531	16%		$5,373,395	17%

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of February 29, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.3: Payment Status of Loans Outstanding

	February 29, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$26,876,308	$—	$—	$—	$26,876,308	$—
Power supply	5,731,520	—	—	—	5,731,520	84,987
Statewide and associate	258,181	—	—	—	258,181	—
Total CFC	32,866,009	—	—	—	32,866,009	84,987
NCSC:
Electric	984,182	—	—	—	984,182	—
Telecom	548,521	—	—	—	548,521	—
Total NCSC	1,532,703	—	—	—	1,532,703	—
Total loans outstanding	$34,398,712	$—	$—	$—	$34,398,712	$84,987

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.25%

	May 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,437,077	$—	$—	$—	$25,437,077	$—
Power supply	5,432,895	—	4,347	4,347	5,437,242	112,209
Statewide and associate	200,368	—	—	—	200,368	—
Total CFC	31,070,340	—	4,347	4,347	31,074,687	112,209
NCSC:
Electric	920,159	36,715	—	36,715	956,874	—
Telecom	487,788	—	—	—	487,788	—
Total NCSC	1,407,947	36,715	—	36,715	1,444,662	—
Total loans outstanding	$32,478,287	$36,715	$4,347	$41,062	$32,519,349	$112,209

Percentage of total loans	99.87%	0.11%	0.02%	0.13%	100.00%	0.35%

We had no delinquent loans as of February 29, 2024. In comparison, we had one CFC electric power supply borrower, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with a delinquent loan totaling $4 million and one NCSC electric borrower with a delinquent loan of $37 million as of May 31, 2023. The decrease in loans on nonaccrual status of $27 million to $85 million as of February 29, 2024, from $112 million as of May 31, 2023 was due to the receipt of loan principal payments from Brazos Electric Power Cooperative, Inc. (“Brazos”) and Brazos Sandy Creek during the three months ended August 31, 2023 (“Q1 FY2024”). We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during Q1 FY2024. The additional payments received of $1 million were recorded as loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts.

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

We had no loan modifications to borrowers experiencing financial difficulty during Q3 FY2024. We had one loan modification to a NCSC telecom borrower experiencing financial difficulty during YTD FY2024. This loan received a term extension and had an amortized cost of $3 million as of February 29, 2024, representing 1% of the NCSC telecom loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of February 29, 2024, consisting of one NCSC telecom loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

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

Table 4.4: Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02

	May 31, 2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
TDR loans:
Member class:
CFC—Distribution	1	$4,638	0.02%
CFC—Power Supply	1	22,875	0.07
NCSC—Telecom	1	3,592	0.01
Total TDR loans	3	$31,105	0.10%

Performance status of TDR loans:
Performing TDR loans	2	$8,230	0.03%
Nonperforming TDR loans	1	22,875	0.07
Total TDR loans	3	$31,105	0.10%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
There were no unadvanced commitments related to these loans as of May 31, 2023. We had loans outstanding to two borrowers totaling $8 million which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans during Q3 FY2023, which were on non-accrual status as of May 31, 2023. During Q1 FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we have not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

Nonperforming Loans

The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of February 29, 2024 and May 31, 2023. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.5: Nonperforming Loans

	February 29, 2024			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	1	$84,987	0.25%	2	$89,334	0.27%
Total nonperforming loans	1	$84,987	0.25%	2	$89,334	0.27%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

Nonperforming loans totaled $85 million as of February 29, 2024, a decrease of $4 million from May 31, 2023, due to the receipt of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding during Q1 FY2024, as discussed above. In March 2024, we received a $36 million payment on the outstanding nonperforming loan, which reduced its balance to $49 million as of the date of this Report.

Net Charge-Offs

We had no charge-offs or recoveries during Q3 FY2024 and Q3 FY2023. As mentioned above, during YTD FY2024, we recorded $1 million in net loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts. In comparison, we experienced net charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during YTD FY2023, which resulted in an annualized net charge-off rate of 0.06% for YTD FY2023. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.6 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of February 29, 2024 and May 31, 2023. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of February 29, 2024, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2020, and in the aggregate for periods prior to fiscal year 2020. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately due to the nature of revolving loans. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2020 totaled $17,832 million, representing 52% of our total loans outstanding of $34,399 million as of February 29, 2024. The average remaining maturity of our long-term loans, which accounted for 90% of total loans outstanding as of February 29, 2024, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	February 29, 2024
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q3 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	May 31, 2023
Pass
CFC:
Distribution	$1,946,451	$2,383,589	$2,346,575	$1,606,185	$1,780,464	$14,331,583	$2,314,132	$26,708,979	$25,242,708
Power supply	505,264	456,871	329,193	539,450	171,567	2,914,894	729,294	5,646,533	5,325,033
Statewide and associate	36,880	59,941	23,391	1,748	12,035	17,183	94,814	245,992	187,310
Total CFC	2,488,595	2,900,401	2,699,159	2,147,383	1,964,066	17,263,660	3,138,240	32,601,504	30,755,051
NCSC:
Electric	55,823	259,449	17,785	5,107	185,970	259,995	200,053	984,182	956,874
Telecom	89,204	47,966	76,837	66,373	24,102	191,143	49,716	545,341	484,196
Total NCSC	145,027	307,415	94,622	71,480	210,072	451,138	249,769	1,529,523	1,441,070
Total pass	$2,633,622	$3,207,816	$2,793,781	$2,218,863	$2,174,138	$17,714,798	$3,388,009	$34,131,027	$32,196,121

Special mention
CFC:
Distribution	$—	$4,185	$—	$4,687	$—	$16,572	$141,885	$167,329	$194,369
Statewide and associate	—	—	—	—	—	12,189	—	12,189	13,058
Total CFC	—	4,185	—	4,687	—	28,761	141,885	179,518	207,427
NCSC telecom	—	—	—	—	—	3,180	—	3,180	3,592
Total special mention	$—	$4,185	$—	$4,687	$—	$31,941	$141,885	$182,698	$211,019

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209
Total doubtful	$—	$—	$—	$—	$—	$84,987	$—	$84,987	$112,209

Total criticized loans	$—	$4,185	$—	$4,687	$—	$116,928	$141,885	$267,685	$323,228
Total loans outstanding	$2,633,622	$3,212,001	$2,793,781	$2,223,550	$2,174,138	$17,831,726	$3,529,894	$34,398,712	$32,519,349

Criticized loans totaled $268 million and $323 million as of February 29, 2024 and May 31, 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $55 million in criticized loans was primarily due to loan payments received from Brazos and Brazos Sandy Creek in the doubtful category and a decrease in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2024. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of February 29, 2024. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Special Mention

One CFC electric distribution borrower with loans outstanding of $167 million and $194 million as of February 29, 2024 and May 31, 2023, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $183 million and $211 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of February 29, 2024 or May 31, 2023.

Doubtful

We had one loan outstanding classified as doubtful totaling $85 million as of February 29, 2024 to a CFC electric power supply borrower. We had loans outstanding classified as doubtful totaling $112 million as of May 31, 2023, consisting of an $85 million loan outstanding to a CFC electric power supply borrower and $27 million of loans outstanding to Brazos and Brazos Sandy Creek. See “Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02” and “Nonperforming Loans” above for additional information on these loans.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of February 29, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.7: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	February 29, 2024	May 31, 2023
Member class:
CFC:
Distribution	$10,159,853	$9,673,712
Power supply	4,361,646	3,995,128
Statewide and associate	237,250	175,150
Total CFC	14,758,749	13,843,990
NCSC:
Electric	622,080	604,436
Telecom	381,988	340,135
Total NCSC	1,004,068	944,571
Total unadvanced commitments	$15,762,817	$14,788,561

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	6,072,610	5,669,634
Total long-term loans	6,072,610	5,669,634
Lines of credit	9,690,207	9,118,927
Total unadvanced commitments	$15,762,817	$14,788,561
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of February 29, 2024, and the related maturities in each fiscal year during the five-year period ended May 31, 2028, and thereafter.

Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Line of credit loans	$9,690,207	$236,468	$4,559,285	$1,228,664	$1,514,794	$823,429	$1,327,567
Long-term loans	6,072,610	195,323	692,126	617,431	1,148,164	1,510,517	1,909,049
Total	$15,762,817	$431,791	$5,251,411	$1,846,095	$2,662,958	$2,333,946	$3,236,616

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of February 29, 2024, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $6,073 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $15,763 million as of February 29, 2024 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $12,363 million and $11,617 million as of February 29, 2024 and May 31, 2023, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,400 million and $3,172 million as of February 29, 2024 and May 31, 2023, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of February 29, 2024, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2028, and thereafter.

Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2024	2025	2026	2027	2028	Thereafter
Committed lines of credit	$3,399,772	$4,641	$405,062	$374,300	$1,023,660	$722,639	$869,470

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of February 29, 2024 and May 31, 2023. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.10: Pledged Loans

(Dollars in thousands)	February 29, 2024	May 31, 2023
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$6,922,711	$7,772,711
Pledged collateral:
Distribution system mortgage notes pledged	8,905,624	8,719,287
RUS-guaranteed loans qualifying as permitted investments pledged	116,139	122,874
Total pledged collateral	9,021,763	8,842,161

1994 indenture:
Collateral trust bonds outstanding	$15,000	$20,000
Pledged collateral:
Distribution system mortgage notes pledged	19,800	22,900

Guaranteed Underwriter Program:
Notes payable outstanding	$6,843,623	$6,720,643
Pledged collateral:
Distribution and power supply system mortgage notes pledged	8,103,472	7,877,558

Farmer Mac:
Notes payable outstanding	$3,882,761	$3,149,898
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,498,567	4,294,282

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$—	$1,098
Pledged collateral:
Distribution and power supply system mortgage notes pledged	—	1,029
Cash	—	391
Total pledged collateral	—	1,420

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio.

Table 5.1: Changes in Allowance for Credit Losses

	Q3 FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of November 30, 2023	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$4,934	$55,554
Provision (benefit) for credit losses	(32)	(7,021)	(43)	(7,096)	562	(25)	537	(6,559)
Balance as of February 29, 2024	$16,005	$26,291	$1,228	$43,524	$3,503	$1,968	$5,471	$48,995

	Q3 FY2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of November 30, 2022	$17,021	$45,289	$1,289	$63,599	$2,511	$1,505	$4,016	$67,615
Provision (benefit) for credit losses	(367)	(10,934)	(32)	(11,333)	116	(101)	15	(11,318)
Balance as of February 28, 2023	$16,654	$34,355	$1,257	$52,266	$2,627	$1,404	$4,031	$56,297

	YTD FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	1,081	(8,047)	34	(6,932)	1,039	762	1,801	(5,131)
Recoveries	—	1,032	—	1,032	—	—	—	1,032
Balance as of February 29, 2024	$16,005	$26,291	$1,228	$43,524	$3,503	$1,968	$5,471	$48,995

	YTD FY2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$2,735	$67,560
Provision for credit losses	873	1,631	6	2,510	1,178	118	1,296	3,806
Charge-offs	—	(15,069)	—	(15,069)	—	—	—	(15,069)
Balance as of February 28, 2023	$16,654	$34,355	$1,257	$52,266	$2,627	$1,404	$4,031	$56,297

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by legal entity and member class, the components of our allowance for credit losses as of February 29, 2024 and May 31, 2023.

Table 5.2: Allowance for Credit Losses Components

	February 29, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$16,005	$8,932	$1,228	$26,165	$3,503	$1,691	$5,194	$31,359
Asset-specific allowance	—	17,359	—	17,359	—	277	277	17,636
Total allowance for credit losses	$16,005	$26,291	$1,228	$43,524	$3,503	$1,968	$5,471	$48,995

Loans outstanding:(1)
Collectively evaluated loans	$26,872,099	$5,646,533	$258,181	$32,776,813	$984,182	$545,341	$1,529,523	$34,306,336
Individually evaluated loans	4,209	84,987	—	89,196	—	3,180	3,180	92,376
Total loans outstanding	$26,876,308	$5,731,520	$258,181	$32,866,009	$984,182	$548,521	$1,532,703	$34,398,712

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.48%	0.08%	0.36%	0.31%	0.34%	0.09%
Asset-specific allowance coverage ratio(3)	—	20.43	—	19.46	—	8.71	8.71	19.09
Total allowance coverage ratio(4)	0.06	0.46	0.48	0.13	0.36	0.36	0.36	0.14

	May 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$14,924	$7,837	$1,194	$23,955	$2,464	$916	$3,380	$27,335
Asset-specific allowance	—	25,469	—	25,469	—	290	290	25,759
Total allowance for credit losses	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094

Loans outstanding:(1)
Collectively evaluated loans	$25,432,439	$5,325,033	$200,368	$30,957,840	$956,874	$484,196	$1,441,070	$32,398,910
Individually evaluated loans	4,638	112,209	—	116,847	—	3,592	3,592	120,439
Total loans outstanding	$25,437,077	$5,437,242	$200,368	$31,074,687	$956,874	$487,788	$1,444,662	$32,519,349

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.15%	0.60%	0.08%	0.26%	0.19%	0.23%	0.08%
Asset-specific allowance coverage ratio(3)	—	22.70	—	21.80	—	8.07	8.07	21.39
Total allowance coverage ratio(4)	0.06	0.61	0.60	0.16	0.26	0.25	0.25	0.16
____________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of February 29, 2024 and May 31, 2023, respectively.
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

Our allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of February 29, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in the collective allowance of $4 million. The decrease in the asset-specific allowance was primarily attributable to an increase in the expected payments on a nonperforming CFC power supply loan. The increase in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both February 29, 2024 and May 31, 2023.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,605 million and accounted for 14% of total debt outstanding as of February 29, 2024, compared with $4,546 million and 15% of total debt outstanding as of May 31, 2023. The following table provides information on our short-term borrowings as of February 29, 2024 and May 31, 2023.

Table 6.1: Short-Term Borrowings Sources

	February 29, 2024		May 31, 2023
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper dealers, net of discounts	$898,956	3%	$1,293,167	4%
Commercial paper members, at par	1,158,861	3	1,017,431	4
Total commercial paper	2,057,817	6	2,310,598	8
Select notes to members	1,285,682	4	1,630,799	5
Daily liquidity fund notes to members	279,548	1	238,329	1
Medium-term notes to members	481,579	1	366,549	1
Farmer Mac notes payable (1)	500,000	2	—	—
Total short-term borrowings	$4,604,626	14%	$4,546,275	15%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of February 29, 2024.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	February 29, 2024
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

On November 20, 2023, we amended the three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2026 and November 28, 2027, respectively, and to include a $100 million swingline facility under each agreement. In connection with the amendments to the revolving line of credit agreements, commitments from the existing banks increased by $100 million under each of the three-year and four-year revolving credit agreements. Commitments of $150 million under each agreement will expire at the prior maturity dates of November 28, 2025 and November 28, 2026. The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of February 29, 2024.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of February 29, 2024 and May 31, 2023. Long-term debt outstanding totaled $25,452 million and accounted for 78% of total debt outstanding as of February 29, 2024, compared with $23,947 million and 77% of total debt outstanding as of May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	February 29, 2024	May 31, 2023
Secured long-term debt:
Collateral trust bonds	$6,937,711	$7,792,711
Unamortized discount, net	(169,639)	(178,832)
Debt issuance costs	(32,372)	(35,906)
Total collateral trust bonds	6,735,700	7,577,973
Guaranteed Underwriter Program notes payable	6,843,623	6,720,643
Farmer Mac notes payable	3,382,761	3,149,898
Other secured notes payable	—	1,098
Debt issuance costs	—	(2)
Total other secured notes payable	—	1,096
Total secured notes payable	10,226,384	9,871,637
Total secured long-term debt	16,962,084	17,449,610
Unsecured long-term debt:
Medium-term notes sold through dealers	8,182,741	6,152,726
Medium-term notes sold to members	337,827	365,260
Medium term notes sold through dealers and to members	8,520,568	6,517,986
Unamortized premium, net	(1,318)	4
Debt issuance costs	(29,703)	(21,122)
Total unsecured medium-term notes	8,489,547	6,496,868
Unsecured notes payable	—	71
Unamortized discount	—	(1)
Total unsecured notes payable	—	70
Total unsecured long-term debt	8,489,547	6,496,938
Total long-term debt	$25,451,631	$23,946,548

Secured Debt

Long-term secured debt of $16,962 million and $17,450 million as of February 29, 2024 and May 31, 2023, respectively, represented 67% and 73% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our debt indentures as of February 29, 2024 and May 31, 2023. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $855 million of collateral trust bonds that matured during YTD FY2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We borrowed $275 million and repaid $152 million of notes payable outstanding under the Guaranteed Underwriter Program during YTD FY2024. We had up to $1,200 million available for access under the Guaranteed Underwriter Program as of February 29, 2024.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We borrowed a total of $300 million in principal amount of long-term notes payable under the Farmer Mac note purchase agreement during YTD FY2024. The amount outstanding under this agreement included $500 million of short-term borrowings and $3,383 million of long-term debt as of February 29, 2024. The amount available for borrowing totaled $2,117 million as of February 29, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $8,490 million and $6,497 million as of February 29, 2024 and May 31, 2023, respectively, represented 33% and 27% of long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During YTD FY2024, we issued an aggregate principal amount of dealer medium-term notes totaling $2,350 million with an average fixed interest rate of 5.03% and an average term of five years, and an aggregate principal amount of dealer medium-term notes totaling $600 million with floating interest rates and an average term of two years. We repaid $900 million in principal amount of dealer medium-term notes that matured during YTD FY2024.

See “Note 7—Long-Term Debt” in our 2023 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,287 million and $1,283 million as of February 29, 2024 and May 31, 2023, respectively. On June 26, 2023, we redeemed $100 million in principal amount of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for YTD FY2024.

On February 8, 2024, we issued $100 million of 7.125% subordinated deferrable debt due 2053, which pays interest semi-annually, may be called at par every five years, resets to a new fixed rate every five years based on the five-year U.S. Treasury rate plus a spread of 3.533% and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 20 consecutive semi-annual periods. To date, we have not exercised our right to defer interest payments. See “Note 8—Subordinated Deferrable Debt” in our 2023 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

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

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of February 29, 2024 and May 31, 2023. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	February 29, 2024			May 31, 2023
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,920,374	2.77%	5.56%	$5,920,269	2.75%	5.26%
Receive-fixed swaps	1,424,563	6.09	3.23	1,700,000	6.05	2.97
Total interest rate swaps	7,344,937	3.42	5.11	7,620,269	3.49	4.75
Forward pay-fixed swaps	—			195,845
Total interest rate swaps	$7,344,937			$7,816,114

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash Flow Hedges

On November 3, 2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The Treasury locks were designated and qualified as cash flow hedges. On November 7, 2023, we terminated the Treasury locks upon the pricing of the $300 million of notes payable under our Farmer Mac revolving note purchase agreement and recorded a net settlement gain of less than $1 million in accumulated other comprehensive income (“AOCI”), which is reclassified into interest expense over the term of the related Farmer Mac borrowings. We did not have any derivatives designated as accounting hedges as of February 29, 2024 and May 31, 2023.

In January 2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. The agreements, which were scheduled to mature on December 2023, were designated as a cash flow hedge of a forecasted transaction. In February 2023, we terminated the Treasury locks and recorded a settlement gain of $8 million in AOCI. As the hedged forecasted transaction did not occur in the time period specified in the hedge documentation, we reclassified the $8 million gain from AOCI to earnings as a component of derivative gains (losses) on our consolidated statements of operations during Q3 FY2024.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of February 29, 2024 and May 31, 2023.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	February 29, 2024		May 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount (1)
Derivative assets:
Interest rate swaps	$616,640	$5,717,705	$460,762	$5,405,274
Total derivative assets	$616,640	$5,717,705	$460,762	$5,405,274

Derivative liabilities:
Interest rate swaps	$87,809	$1,627,232	$115,074	$2,410,840
Total derivative liabilities	$87,809	$1,627,232	$115,074	$2,410,840
____________________________
(1) The notional amount as of May 31, 2023 includes $196 million notional amount of forward starting swaps, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date in YTD FY2024. The fair value of these swaps as of May 31, 2023 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of February 29, 2024 and May 31, 2023, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.3: Derivative Gross and Net Amounts

	February 29, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$616,640	$—	$616,640	$86,356	$—	$530,284

Derivative liabilities:
Interest rate swaps	87,809	—	87,809	86,356	—	1,453

	May 31, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$460,762	$—	$460,762	$112,047	$—	$348,715

Derivative liabilities:
Interest rate swaps	115,074	—	115,074	112,047	—	3,027

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q3 FY2024	Q3 FY2023	YTD FY2024	YTD FY2023
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$38,342	$18,634	$94,978	$12,650
Derivative forward value gains (losses)	(56,817)	83,674	183,372	330,035
Derivative gains (losses)	$(18,475)	$102,308	$278,350	$342,685

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

During YTD FY2024, Fitch, S&P and Moody’s affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of February 29, 2024. Moody’s, S&P and Fitch had our ratings on stable outlook as of February 29, 2024. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of February 29, 2024, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$25,530	$(782)	$—	$(782)
Falls below Baa1/BBB+	4,972,355	(679)	355,604	354,925
Falls to or below Baa2/BBB (2)	311,338	—	23,890	23,890
Total	$5,309,223	$(1,461)	$379,494	$378,033
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $220 million as of February 29, 2024. These swaps were in an unrealized gain position of $35 million as of February 29, 2024.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $1 million as of February 29, 2024.

Derivative Counterparty Credit Exposure

Our interest-rate swap contracts are subject to credit risk associated with counterparties to these derivative contracts. As mentioned above, we generally engage in OTC derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. To manage this risk, we diversify our derivative positions among counterparties with investment-grade credit ratings, perform an internal credit risk

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
analysis and maintain enforceable master netting arrangements, allowing us to net derivative assets and liabilities with the same counterparty. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk.

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both February 29, 2024 and May 31, 2023, and from AA- to BBB+ and AA- to A- by S&P as of February 29, 2024 and May 31, 2023, respectively. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of our derivatives as of February 29, 2024 and May 31, 2023, respectively. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $530 million and $349 million as of February 29, 2024 and May 31, 2023, respectively, as presented in Table 9.3 above.

NOTE 10—EQUITY

Total equity increased $279 million to $2,868 million as of February 29, 2024 compared to May 31, 2023. The increase was attributable primarily to our reported net income of $408 million for YTD FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements during the period, as discussed below.

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

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023 and the remaining $25 million was allocated to CFC members’ capital reserve as of February 29, 2024.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q3 FY2024			Q3 FY2023
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$11,271	$(2,653)	$8,618	$4,745	$(2,665)	$2,080
Changes in unrealized gains	—	—	—	6,691	—	6,691
Realized (gains) losses reclassified to earnings	(7,818)	53	(7,765)	(177)	100	(77)
Ending balance	$3,453	$(2,600)	$853	$11,259	$(2,565)	$8,694

	YTD FY2024			YTD FY2023
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$11,102	$(2,759)	$8,343	$5,123	$(2,865)	$2,258
Changes in unrealized gains	483	—	483	6,691	—	6,691
Realized (gains) losses reclassified to earnings	(8,132)	159	(7,973)	(555)	300	(255)
Ending balance	$3,453	$(2,600)	$853	$11,259	$(2,565)	$8,694
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of February 29, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	February 29, 2024	May 31, 2023
Guarantee type:
Long-term tax-exempt bonds(1)	$75,005	$98,405
Letters of credit(2)(3)	718,662	538,393
Other guarantees	185,402	160,023
Total	$979,069	$796,821

Member class:
CFC:
Distribution	$465,158	$383,644
Power supply	438,408	380,382
Statewide and associate(4)	26,714	17,532
CFC total	930,280	781,558
NCSC	48,789	15,263
Total	$979,069	$796,821
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Under a hybrid letter of credit facility, we had $30 million of commitments that may be used for the issuance of letters of credit as of February 29, 2024.
(4)Includes CFC guarantees to NCSC telecom members totaling $25 million and $16 million as of February 29, 2024 and May 31, 2023, respectively.

We had guarantees outstanding totaling $979 million and $797 million as of February 29, 2024 and May 31, 2023, respectively. Guarantees under which our right of recovery from our members was not secured totaled $679 million and $535 million and represented 69% and 67% of total guarantees as of February 29, 2024 and May 31, 2023, respectively.

Long-term tax-exempt bonds of $75 million and $98 million as of February 29, 2024 and May 31, 2023, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $719 million and $538 million as of February 29, 2024 and May 31, 2023, respectively, $200 million and $138 million were secured at each respective date. The maturities for the outstanding letters of credit as of February 29, 2024 extend through calendar year 2044.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 29, 2024, we may be required to issue up to an additional $129 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 29, 2024. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $185 million and $160 million as of February 29, 2024 and May 31, 2023, respectively, of which $25 million was secured as of both February 29, 2024 and May 31, 2023. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $75 million of variable-rate tax-exempt bonds as of February 29, 2024, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during YTD FY2024 or YTD FY2023.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $15 million and $13 million as of February 29, 2024 and May 31, 2023, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $15 million and $12 million as of February 29, 2024 and May 31, 2023, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of February 29, 2024 and May 31, 2023. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	February 29, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$144,848	$144,848	$144,848	$—	$—
Restricted cash	8,209	8,209	8,209	—	—
Equity securities, at fair value	36,645	36,645	36,645	—	—
Debt securities trading, at fair value	335,032	335,032	—	335,032	—
Deferred compensation investments	7,605	7,605	7,605	—	—
Loans to members, net	34,363,339	30,700,815	—	—	30,700,815
Accrued interest receivable	189,448	189,448	—	189,448	—
Derivative assets	616,640	616,640	—	616,640	—
Total financial assets	$35,701,766	$32,039,242	$197,307	$1,141,120	$30,700,815

Liabilities:
Short-term borrowings	$4,604,626	$4,606,330	$—	$4,106,330	$500,000
Long-term debt	25,451,631	24,118,137	—	14,744,106	9,374,031
Accrued interest payable	296,897	296,897	—	296,897	—
Guarantee liability	15,313	15,841	—	—	15,841
Derivative liabilities	87,809	87,809	—	87,809	—
Subordinated deferrable debt	1,286,872	1,303,314	252,590	1,050,724	—
Members’ subordinated certificates	1,198,115	1,198,115	—	—	1,198,115
Total financial liabilities	$32,941,263	$31,626,443	$252,590	$20,285,866	$11,087,987

	May 31, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198,936	$198,936	$198,936	$—	$—
Restricted cash	8,301	8,301	8,301	—	—
Equity securities, at fair value	35,494	35,494	35,494	—	—
Debt securities trading, at fair value	474,875	474,875	—	474,875	—
Deferred compensation investments	6,660	6,660	6,660	—	—
Loans to members, net	32,478,992	29,308,647	—	—	29,308,647
Accrued interest receivable	172,723	172,723	—	172,723	—
Derivative assets	460,762	460,762	—	460,762	—
Total financial assets	$33,836,743	$30,666,398	$249,391	$1,108,360	$29,308,647

Liabilities:
Short-term borrowings	$4,546,275	$4,547,333	$—	$4,547,333	$—
Long-term debt	23,946,548	22,665,551	—	13,527,393	9,138,158
Accrued interest payable	212,340	212,340	—	212,340	—
Guarantee liability	12,973	12,475	—	—	12,475
Derivative liabilities	115,074	115,074	—	115,074	—
Subordinated deferrable debt	1,283,436	1,261,141	240,831	1,020,310	—
Members’ subordinated certificates	1,223,126	1,223,126	—	—	1,223,126
Total financial liabilities	$31,339,772	$30,037,040	$240,831	$19,422,450	$10,373,759

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2023 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during YTD FY2024 or YTD FY2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of February 29, 2024 and May 31, 2023, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during YTD FY2024 or YTD FY2023.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	February 29, 2024			May 31, 2023
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$36,645	$—	$36,645	$35,494	$—	$35,494
Debt securities trading, at fair value	—	335,032	335,032	—	474,875	474,875
Deferred compensation investments	7,605	—	7,605	6,660	—	6,660
Derivative assets	—	616,640	616,640	—	460,762	460,762

Liabilities:
Derivative liabilities	$—	$87,809	$87,809	$—	$115,074	$115,074

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

NOTE 13—VARIABLE INTEREST ENTITIES

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without financial support. CFC is the primary source of funding for NCSC. Under the terms of management agreements with NCSC, CFC manages the business operations of NCSC. CFC also unconditionally guarantees full indemnification for any loan losses of NCSC pursuant to guarantee agreements with NCSC. CFC earns management and guarantee fees from its agreements with NCSC. Previously, RTFC was a VIE that was required to be consolidated by CFC. Subsequent to December 1, 2023, in connection with the RTFC sale transaction, CFC is no longer a primary beneficiary of RTFC, and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
accordingly, deconsolidated RTFC from its consolidated financial statements. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC and does not elect directors to the NCSC board. If CFC becomes a member of NCSC, it would control the nomination process for one NCSC director. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a Class C member of CFC.

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of February 29, 2024 and NCSC’s and RTFC’s assets and liabilities as of May 31, 2023.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	February 29, 2024	May 31, 2023
Assets:
Loans outstanding	$1,532,703	$1,444,662
Other assets	15,293	12,612
Total assets	$1,547,996	$1,457,274

Liabilities:
Total liabilities	$12,825	$19,704

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of February 29, 2024, and to NCSC and RTFC as of May 31, 2023

Table 13.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

	February 29, 2024	May 31, 2023
(Dollars in thousands)	NCSC	NCSC and RTFC
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,521,826	1,428,886
Credit enhancements:
CFC third-party guarantees	48,789	15,263
Other credit enhancements	1,138	2,038
Total credit enhancements(2)	49,927	17,301
Total outstanding commitments	1,571,753	1,446,187
CFC credit commitments available(3)	$3,428,247	$4,053,813
____________________________
(1) Intercompany borrowings payable by NCSC to CFC as of February 29, 2024 and intercompany borrowing payable by NCSC and RTFC to CFC as of May 31, 2023 are eliminated in consolidation.
(2) Excludes interest due on these instruments.
(3) Represents total CFC credit commitments less outstanding commitments as of each period end.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under a loan and security agreement with CFC, NCSC had access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC as of May 31, 2023, maturing in 2067. Under a loan and security agreement with CFC, RTFC had access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC as of May 31, 2023, maturing in 2067.

In connection with the RTFC sale transaction on December 1, 2023, the NCSC loan and security agreement with CFC was amended to assume the RTFC loan and security agreement with CFC and revise the amount available thereunder. As a result, as of February 29, 2024, NCSC had access to $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067.

CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $50 million as of February 29, 2024. The maturities for obligations guaranteed by CFC extend through 2043.

NOTE 14—BUSINESS SEGMENTS

Our activities were previously conducted through three operating segments, which were based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We reported segment information for CFC separately; however, we aggregated segment information for NCSC and RTFC into one reportable segment because neither entity met the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting. As discussed above under “Note 1—Summary of Significant Accounting Policies,” on December 1, 2023, RTFC completed the sale of its business to NCSC. After the RTFC sale transaction, our operating segments currently consist of CFC and NCSC, which are based on each of the legal entities included in our consolidated financial statements. As we aggregated segment information for NCSC and RTFC into one reportable segment in prior periods, the RTFC sale transaction did not cause a change in the composition of our reportable segments. We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions.

Segment Results and Reconciliation

The following tables display segment results of operations for Q3 FY2024 and YTD FY2024, and Q3 FY2023 and YTD FY2023, assets attributable to each segment as of February 29, 2024 and February 28, 2023 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q3 FY2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$409,514	$21,417	$430,931	$—	$(19,096)	$411,835
Interest expense	(346,993)	(19,122)	(366,115)	—	19,096	(347,019)
Derivative cash settlements interest income	38,304	38	38,342	(38,342)	—	—
Interest expense	(308,689)	(19,084)	(327,773)	(38,342)	19,096	(347,019)
Net interest income	100,825	2,333	103,158	(38,342)	—	64,816
Benefit (provision) for credit losses	6,559	(537)	6,022	—	537	6,559
Net interest income after benefit (provision) for credit losses	107,384	1,796	109,180	(38,342)	537	71,375
Non-interest income:
Fee and other income	6,217	1,773	7,990	—	(2,965)	5,025
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	38,342	—	38,342
Derivative forward value losses	—	—	—	(56,817)	—	(56,817)
Derivative losses	—	—	—	(18,475)	—	(18,475)
Investment securities gains	4,140	—	4,140	—	—	4,140
Total non-interest income (loss)	10,357	1,773	12,130	(18,475)	(2,965)	(9,310)
Non-interest expense:
General and administrative expenses	(29,153)	(2,706)	(31,859)	—	1,870	(29,989)
Losses on early extinguishment of debt	(33)	—	(33)	—	—	(33)
Other non-interest expense	(250)	(595)	(845)	—	558	(287)
Total non-interest expense	(29,436)	(3,301)	(32,737)	—	2,428	(30,309)
Income before income taxes	88,305	268	88,573	(56,817)	—	31,756
Income tax provision	—	(567)	(567)	—	—	(567)
Net income (loss)	$88,305	$(299)	$88,006	$(56,817)	$—	$31,189

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q3 FY2023
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$350,914	$17,915	$368,829	$—	$(15,537)	$353,292
Interest expense	(281,706)	(15,540)	(297,246)	—	15,537	(281,709)
Derivative cash settlements interest income (expense)	18,680	(46)	18,634	(18,634)	—	—
Interest expense	(263,026)	(15,586)	(278,612)	(18,634)	15,537	(281,709)
Net interest income	87,888	2,329	90,217	(18,634)	—	71,583
Benefit (provision) for credit losses	11,318	(15)	11,303	—	15	11,318
Net interest income after benefit (provision) for credit losses	99,206	2,314	101,520	(18,634)	15	82,901
Non-interest income:
Fee and other income	7,004	828	7,832	—	(2,506)	5,326
Derivative gains:
Derivative cash settlements interest income	—	—	—	18,634	—	18,634
Derivative forward value gains	—	—	—	83,674	—	83,674
Derivative gains	—	—	—	102,308	—	102,308
Investment securities losses	(1,402)	—	(1,402)	—	—	(1,402)
Total non-interest income	5,602	828	6,430	102,308	(2,506)	106,232
Non-interest expense:
General and administrative expenses	(24,570)	(2,766)	(27,336)	—	2,021	(25,315)
Other non-interest expense	(297)	(471)	(768)	—	470	(298)
Total non-interest expense	(24,867)	(3,237)	(28,104)	—	2,491	(25,613)
Income (loss) before income taxes	79,941	(95)	79,846	83,674	—	163,520
Income tax provision	—	(303)	(303)	—	—	(303)
Net income (loss)	$79,941	$(398)	$79,543	$83,674	$—	$163,217

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,174,803	$60,465	$1,235,268	$—	$(53,490)	$1,181,778
Interest expense	(987,094)	(53,541)	(1,040,635)	—	53,490	(987,145)
Derivative cash settlements interest income	94,869	109	94,978	(94,978)	—	—
Interest expense	(892,225)	(53,432)	(945,657)	(94,978)	53,490	(987,145)
Net interest income	282,578	7,033	289,611	(94,978)	—	194,633
Benefit (provision) for credit losses	5,131	(1,801)	3,330	—	1,801	5,131
Net interest income after benefit (provision) for credit losses	287,709	5,232	292,941	(94,978)	1,801	199,764
Non-interest income:
Fee and other income	20,902	4,735	25,637	—	(9,464)	16,173
Derivative gains:
Derivative cash settlements interest income	—	—	—	94,978	—	94,978
Derivative forward value gains	—	—	—	183,372	—	183,372
Derivative gains	—	—	—	278,350	—	278,350
Investment securities gains	8,916	—	8,916	—	—	8,916
Total non-interest income	29,818	4,735	34,553	278,350	(9,464)	303,439
Non-interest expense:
General and administrative expenses	(90,556)	(8,753)	(99,309)	—	6,305	(93,004)
Losses on early extinguishment of debt	(998)	—	(998)	—	—	(998)
Other non-interest expense	(675)	(1,398)	(2,073)	—	1,358	(715)
Total non-interest expense	(92,229)	(10,151)	(102,380)	—	7,663	(94,717)
Income (loss) before income taxes	225,298	(184)	225,114	183,372	—	408,486
Income tax provision	—	(978)	(978)	—	—	(978)
Net income (loss)	$225,298	$(1,162)	$224,136	$183,372	$—	$407,508

	February 29, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$34,387,835	$1,532,703	$35,920,538	$—	$(1,521,826)	$34,398,712
Deferred loan origination costs	13,622	—	13,622	—	—	13,622
Loans to members	34,401,457	1,532,703	35,934,160	—	(1,521,826)	34,412,334
Less: Allowance for credit losses	(48,995)	(5,471)	(54,466)	—	5,471	(48,995)
Loans to members, net	34,352,462	1,527,232	35,879,694	—	(1,516,355)	34,363,339
Other assets	1,513,120	27,575	1,540,695	—	(12,281)	1,528,414
Total assets	$35,865,582	$1,554,807	$37,420,389	$—	$(1,528,636)	$35,891,753

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2023
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$978,150	$42,914	$1,021,064	$—	$(36,600)	$984,464
Interest expense	(736,618)	(36,603)	(773,221)	—	36,600	(736,621)
Derivative cash settlements interest income (expense)	13,090	(440)	12,650	(12,650)	—	—
Interest expense	(723,528)	(37,043)	(760,571)	(12,650)	36,600	(736,621)
Net interest income	254,622	5,871	260,493	(12,650)	—	247,843
Provision for credit losses	(3,806)	(1,296)	(5,102)	—	1,296	(3,806)
Net interest income after provision for credit losses	250,816	4,575	255,391	(12,650)	1,296	244,037
Non-interest income:
Fee and other income	18,696	3,442	22,138	—	(8,590)	13,548
Derivative gains:
Derivative cash settlements interest income	—	—	—	12,650	—	12,650
Derivative forward value gains	—	—	—	330,035	—	330,035
Derivative gains	—	—	—	342,685	—	342,685
Investment securities losses	(5,574)	—	(5,574)	—	—	(5,574)
Total non-interest income	13,122	3,442	16,564	342,685	(8,590)	350,659
Non-interest expense:
General and administrative expenses	(76,183)	(7,976)	(84,159)	—	6,078	(78,081)
Other non-interest expense	(973)	(1,218)	(2,191)	—	1,216	(975)
Total non-interest expense	(77,156)	(9,194)	(86,350)	—	7,294	(79,056)
Income (loss) before income taxes	186,782	(1,177)	185,605	330,035	—	515,640
Income tax provision	—	(785)	(785)	—	—	(785)
Net income (loss)	$186,782	$(1,962)	$184,820	$330,035	$—	$514,855

	February 28, 2023
	CFC	NCSC	Segment Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$32,355,116	$1,470,160	$33,825,276	$—	$(1,456,045)	$32,369,231
Deferred loan origination costs	12,598	—	12,598	—	—	12,598
Loans to members	32,367,714	1,470,160	33,837,874	—	(1,456,045)	32,381,829
Less: Allowance for credit losses	(56,297)	(4,031)	(60,328)	—	4,031	(56,297)
Loans to members, net	32,311,417	1,466,129	33,777,546	—	(1,452,014)	32,325,532
Other assets	1,661,392	98,919	1,760,311	—	(84,331)	1,675,980
Total assets	$33,972,809	$1,565,048	$35,537,857	$—	$(1,536,345)	$34,001,512
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
(2)Consists of intercompany borrowings payable by NCSC to CFC and the interest related to those borrowings, management fees paid by NCSC to CFC and other intercompany amounts, all of which are eliminated in consolidation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 12, 2024

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)