Form 10-K
period 2024-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2024-08-01
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2024
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

i

ii

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income and TIER	25
2	Adjusted Net Income and Adjusted TIER	26
3	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	31
4	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	33
5	Non-Interest Income	35
6	Derivative Gains (Losses)	36
7	Comparative Swap Curves	37
8	Non-Interest Expense	37
9	Loans—Outstanding Amount by Member Class and Loan Type	39
10	Debt—Debt Product Types	40
11	Debt—Total Debt Outstanding and Weighted-Average Interest Rates	42
12	Debt—Member Investments	43
13	Equity	44
14	Loans—Loan Portfolio Security Profile	48
15	Loans—Loan Exposure to 20 Largest Borrowers	49
16	Loans—Loan Geographic Concentration	51
17	Loans—Nonperforming Loans	52
18	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	54
19	Available Liquidity	57
20	Liquidity Coverage Ratios	58
21	Committed Bank Revolving Line of Credit Agreements	60
22	Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates	61
23	Short-Term Borrowings—Funding Sources	62
24	Long-Term and Subordinated Debt— Issuances and Repayments	63
25	Collateral Pledged	64
26	Loans—Unencumbered Loans	64
27	Loans—Scheduled Principal Payments	65
28	Contractual Obligations	66
29	Liquidity—Projected Long-Term Sources and Uses of Funds	67
30	Credit Ratings	67
31	Interest Rate Sensitivity Analysis	69
32	Adjusted Net Income	75
33	TIER and Adjusted TIER	75
34	Adjusted Liabilities and Equity	77
35	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	77
36	Members’ Equity	78

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“this Report” or “2024 Form 10-K”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

PART I

Item 1.    Business

OVERVIEW

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). Our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements and are discussed below. On December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”), which was consolidated into our financial statements in prior periods, completed the sale of its business to NCSC (hereon referred to as the “RTFC sale transaction”) and was subsequently dissolved.

The business affairs of CFC and NCSC are governed by separate boards of directors for each entity. We provide information on CFC’s corporate governance in “Item 10. Directors, Executive Officers and Corporate Governance.” We provide information on the members of each of these entities below in “Item 1. Business—Members” and describe the financing products offered to members by each entity under “Item 1. Business—Loan and Guarantee Programs.” Information on the financial performance of our business segments is disclosed in “Note 16—Business Segments.” Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

CFC

CFC is a member-owned, nonprofit finance cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members and associates with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems providing reliable, affordable power to the customers they serve. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain noncash accounting entries, to (i) a cooperative educational fund; (ii) a general reserve, if necessary; (iii) members based on each member’s patronage of CFC’s loan programs during the year; and (iv) a members’ capital reserve. CFC funds its activities primarily through a combination of public and private issuances of debt securities, member investments and retained equity. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC cannot issue equity securities.

NCSC

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members and associates, which consist of two classes: NCSC electric and NCSC telecommunications. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to, Class A, B and C members of CFC. NCSC telecommunications members and associates consist of rural telecommunications members and their affiliates. See “Members” below for a description of our member classes. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

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

Focus on Electric Lending

As a member-owned, nonprofit finance cooperative, our primary objective is to provide our members with the credit products they need to fund their operations. As such, we primarily focus on lending to electric systems and securing access to capital through diverse funding sources at rates that allow us to offer cost-based credit products to our members. Rural electric cooperatives, most of which are not-for-profit entities, were established to provide electricity in rural areas historically deemed too costly to be served by investor-owned utilities. As such, our electric cooperative members experience limited competition because they generally operate in exclusive territories, the majority of which are not rate regulated. Loans to electric utility organizations accounted for approximately 98% and 99% of our total loans outstanding as of May 31, 2024 and 2023, respectively. Substantially all of our electric cooperative borrowers continued to demonstrate stable operating performance and strong financial ratios as of May 31, 2024.

Maintain Diversified Funding Sources

We strive to maintain diversified funding sources beyond capital market offerings of debt securities. We offer various short- and long-term unsecured investment products to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We continue to issue debt securities, such as secured collateral trust bonds, unsecured medium-term notes and dealer commercial paper, in the capital markets. We also have access to funds through bank revolving line of credit arrangements, government-guaranteed programs such as funding from the Federal Financing Bank that is guaranteed by RUS through the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”), as well as a note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). We provide additional information on our funding sources in “Item 7. MD&A—Liquidity Risk.”

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating overlapping members between CFC and NCSC, totaled 1,167 members and 512 associates as of May 31, 2024, compared with 1,426 members and 270 associates as of May 31, 2023. The changes in the number of consolidated members and associates were primarily due to the withdrawal of RTFC members following the RTFC sale transaction and the transfer of certain RTFC entities to associate status.

CFC

CFC lends to its members and associates and also provides credit enhancements in the form of letters of credit and guarantees of debt obligations. Membership in CFC is limited to cooperative or not-for-profit rural electric systems that are eligible to borrow from RUS under its Electric Loan Program and affiliates of those entities. CFC categorizes its members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities, into classes based on member type because the demands and needs of each member class differ. Affiliates represent holding companies, subsidiaries and other entities that are owned, controlled or operated by members. Members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC membership consists of members in 50 states and three U.S. territories. In addition to members, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. Associates are not eligible to vote on matters put to a vote of the membership. CFC’s members, by member class, and associates were as follows as of May 31, 2024.

	CFC Member
Member Type	Class	May 31, 2024
Distribution systems	A	842
Power supply systems	B	68
Statewide and regional associations, including NCSC	C	62
National association of cooperatives(1)	D	1
Total CFC members		973
Associates		43
Total CFC members and associates		1,016
____________________________
(1) National Rural Electric Cooperative Association is our sole class D member.

NCSC

Membership in NCSC consists of two classes: Class E (Electric) and Class T (Telecommunications). Class E membership includes organizations that are Class A, B and C members of CFC, or eligible for such membership, and are approved for membership by the NCSC Board of Directors. Class E associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities owned, controlled or operated by, or provide significant benefit to, Class A, B and C members of CFC. Class T membership includes cooperative corporations, not-for-profit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the NCSC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Class T associates include organizations that provide non-telephone or non-telecommunications companies and holding companies, subsidiaries and other organizations that are owned, controlled or operated by Class T members. NCSC’s members and associates were as follows as of May 31, 2024.

	CFC Member
Member Type	Class	May 31, 2024
Class E
Distribution systems	A	453
Power supply systems	B	3
Statewide associations	C	6
Class T		195
Associates		469
Total NCSC members and associates		1,126

LOAN AND GUARANTEE PROGRAMS

CFC lends to its members and associates and also provides credit enhancements in the form of letters of credit and guarantees of debt obligations. NCSC also lends and provides credit enhancements to its members and associates. For information on the membership of CFC and NCSC, see “Item 1. Business—Members.”

CFC and NCSC loan commitments generally contain provisions that restrict borrower advances or trigger an event of default if there is any material adverse change in the business or condition, financial or otherwise, of the borrower. Below is additional information on the loan and guarantee programs offered by CFC and NCSC.

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

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. CFC may make long-term loans to distribution systems, on a case-by-case basis, that do not meet this general criterion. Power supply systems generally are required (i) to maintain an average debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater; (ii) to establish and collect rates and other revenue in an amount to yield margins for interest, as defined in an indenture, in each fiscal year sufficient to equal at least 1.00; or (iii) both. CFC may make long-term loans to power supply systems, on a case-by-case basis, that may include other requirements, such as maintenance of a minimum equity level.

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

Syndicated Line of Credit and Term Loans

Syndicated line of credit and term loans are typically large financings offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, variable-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financings are arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and/or administrative agent for the syndicated loans. CFC will syndicate these loans on a best effort basis.

NCSC Electric Loan Programs

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

Long-Term Loans

NCSC’s electric long-term loans have characteristics similar to CFC’s long-term loans as described herein, with the exception that senior secured long-term loans have terms up to 30 years.

Line of Credit Loans

NCSC also provides revolving line of credit loans to assist electric borrowers with liquidity and cash management on terms similar to those provided by CFC as described herein.

Leases

NCSC offers both its electric and telecommunications members and associates equipment financing for leased assets, such as vehicles, with flexible payment terms and the option to purchase the equipment for a Terminal Rental Adjustment Clause (“TRAC”) value at the end of the lease term. CFC unconditionally guarantees full indemnification for any losses of NCSC in financing leased assets to its members pursuant to a guarantee agreement with NCSC.

Private Placements

NCSC’s wholly owned subsidiary, Cooperative Securities LLC (“Cooperative Securities”), is a broker-dealer registered with the U.S. Securities Exchange Commission (“SEC ”). Cooperative Securities is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities offers institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, to rural electric cooperatives, including NCSC’s electric members and associates.

NCSC Telecommunications (“Telecom”) Loan Programs

NCSC’s telecom portfolio consists primarily of long-term loans to rural local exchange carriers or holding companies of rural local exchange carriers for debt refinancing, construction or upgrades of infrastructure, acquisitions and other corporate purposes. Most of these rural telecommunications companies have diversified their operations and also provide broadband services.

Long-Term Loans

NCSC’s telecom long-term loans have characteristics similar to CFC’s long-term loans as described herein, with the exception that senior secured long-term loans have terms up to 10 years.

Line of Credit Loans

NCSC also provides revolving line of credit loans to assist telecom borrowers with liquidity and cash management on terms similar to those provided by CFC as described herein.

Loan Features and Options

Interest Rates

As a member-owned cooperative finance organization, CFC is a cost-based lender. As such, our interest rates are set based on a yield that we believe will generate a reasonable level of earnings and cover our cost of funding, general and administrative expenses and provision for credit losses. Long-term fixed rates are set daily for new loan advances and loans that reprice. The fixed rate on each loan is generally determined on the day the loan is advanced or repriced based on the term selected. The variable rate is established monthly. Various standardized discounts may reduce the stated interest rates for borrowers meeting certain criteria such as performance, collateral and equity requirements.

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

Guarantees of Long-Term Tax-Exempt Bonds

We guarantee debt issued for our members’ construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities through government-issued, tax-exempt bonds. Governmental authorities issue such debt on a nonrecourse basis and the interest thereon is exempt from federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt.

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

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2024 and 2023 in “Note 13—Guarantees.”

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

INDUSTRY

Overview

Our rural electric cooperative members operate primarily in the energy sector, which is one of 16 critical infrastructure sectors identified by the U.S. government because the services provided by each sector, all of which have an impact on other sectors, are deemed essential in supporting and maintaining the overall functioning of the U.S. economy. Rural electric cooperatives are an integral part of the U.S. electric utility industry, a sub-sector of the energy sector. According to a report published in April 2024 by the National Rural Electric Cooperative Association (“NRECA”), electric cooperatives serve as power providers for approximately 42 million people, including over 22 million businesses, homes, schools and farms across 48 states. Electric cooperatives provide power to approximately 56% of the nation’s land mass. Based on the latest annual data reported by the U.S. Energy Information Administration, a statistical and analytical agency within the U.S. Department of Energy, the electric utility industry had revenue of approximately $485 billion in 2022.

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

On April 25, 2024, the EPA announced the final carbon pollution standards for coal and gas-fired power plants. The final rules set carbon dioxide limits for new gas-fired combustion turbines and carbon dioxide emission guidelines for existing coal, oil and gas-fired steam generating units. On June 28, 2024, the U.S. Supreme Court issued a ruling in Loper Bright Enterprises v. Raimondo that ended the use of the Chevron doctrine when courts analyze federal regulation. The Chevron doctrine required courts to defer to the reasonable interpretation of agencies when deciding if a regulation reflected the intent of Congress. The end of Chevron is likely to make the EPA rule on carbon pollution standards, and other agency rules, more susceptible to legal challenges. Certain states and electric and other industry groups are challenging the standards in federal litigation.

Facilitation of Rural Broadband Expansion by Electric Cooperatives

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others. Over 30 electric cooperatives were awarded approximately $250 million in federal funding through the Connect America Fund Phase II auction (“CAF II”) process by the Federal Communications Commission (“FCC”) that was held in 2018. The awarded funds are being distributed over a 10-year period. More than 190 electric cooperatives, many of which are already offering or building out projects, were awarded approximately $1.6 billion though the FCC’s Rural Development Opportunity Fund (“RDOF”) in 2021. Those funds also will be distributed over a 10-year period. As federal and state governments increase funding opportunities for electric cooperatives in order to offer broadband services, we will continue to increase our credit support, which may include loans and/or letters of credit, to borrowers who participate in CAF II, RDOF and other programs designed to increase broadband services in rural areas. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to approximately $3,103 million as of May 31, 2024, from approximately $2,355 million as of May 31, 2023.

LENDING COMPETITION

Overview

RUS is the largest lender to electric cooperatives, providing them with long-term secured loans. CFC provides financial products and services to its members, primarily in the form of long-term secured and short-term unsecured loans, to supplement RUS financing, to provide loans to members that have elected not to borrow from RUS and to bridge long-term financing provided by RUS. We also offer other financing options, such as credit support in the form of letters of credit and guarantees, loan syndications and loan participations. Our credit products are tailored to meet the specific needs of each borrower, and we often offer specific transaction structures that our competitors do not provide. CFC also offers certain risk-mitigation products and interest rate discounts on secured, long-term loans for its members that meet certain criteria, such as performance, collateral and equity requirements.

Primary Lending Competitors

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 55 years. In addition to leveraging these working relationships, we differentiate ourselves from other financial institutions by focusing on customer service and product flexibility. We also allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, rate studies, publications and various conferences, meetings, facilitation services and training workshops.

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

Based on financial data submitted to us by our electric utility members, we present the long-term debt outstanding to CFC by member class, RUS and other lenders in the electric cooperative industry as of December 31, 2023 and 2022 in the table below. The data presented as of December 31, 2023, were based on information reported by 807 distribution systems and 52 power supply systems. The data presented as of December 31, 2022, were based on information reported by 809 distribution systems and 53 power supply systems.

	December 31,
	2023		2022
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$64,946,249		$60,438,522
Power supply	52,533,144		52,088,762
Less: Long-term debt funded by RUS	(50,834,010)		(44,352,405)
Members’ non-RUS long-term debt	$66,645,383		$68,174,879

Funding sources of members’ long-term debt:
Long-term debt funded by CFC by member class:
Distribution	$24,145,067	36%	$22,819,506	34%
Power supply	5,259,127	8	4,892,268	7
Long-term debt funded by CFC	29,404,194	44	27,711,774	41
Long-term debt funded by other lenders	37,241,189	56	40,463,105	59
Members’ non-RUS long-term debt	$66,645,383	100%	$68,174,879	100%
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

REGULATION

General

CFC and NCSC are not subject to direct federal regulatory oversight or supervision with regard to lending. CFC and NCSC are subject to state and local jurisdiction commercial lending and tax laws that pertain to business conducted in each state, including but not limited to lending laws, usury laws and laws governing mortgages. These state and local laws regulate the manner in which we make loans and conduct other types of transactions. The statutes, regulations and policies to which the companies are subject may change at any time. In addition, the interpretation and application by regulators of the laws and regulations to which we are subject may change from time to time. Certain of our contractual arrangements, such as those pertaining to funding obtained through the Guaranteed Underwriter Program, provide for the Federal Financing Bank and RUS to periodically review and assess CFC’s compliance with program terms and conditions.

As a member of the Financial Industry Regulatory Authority (“FINRA”), Cooperative Securities is subject to FINRA rules and regulations pertaining to broker-dealers and their customer-related activities.

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

We use a variety of methods to attract highly talented and engaged professionals, including outreach to local universities, recruitment job boards, including sites focusing on diversity, a referral bonus program and targeted industry-related job posting sites. When appropriate, we engage with recruiting firms to ensure that we have surveyed a broad scope of active and passive candidates for certain critical positions. We strive to ensure that our employment value proposition presented to candidates accurately reflects the features of working for a mission-driven cooperative like CFC so that we can attract individuals who are highly engaged with our vision to be our members’ most trusted financial resource. One of our talent and culture strategic initiatives in fiscal year 2024 focused on assessing and updating our employment branding to ensure it remains relevant and engaging to potential candidates for employment.

Because many of our business operations involve significant member-facing interaction with a relatively stable base of long-standing member-borrowers, we place a priority on the retention of high-performing employees who have extensive, in-depth experience serving the needs of our members. Our turnover rate for fiscal year 2024 was 11.1%. Our average employee tenure was 7.6 years with more than a quarter of our workforce having 10 or more years of service with CFC. Given the ongoing challenges of the professional talent market, we feel that CFC’s employee pool represents a balanced mix of long-term and new staff to serve our members. We welcomed 44 new hires this fiscal year and employed 289 staff members as of May 31, 2024, all of which are located in the U.S. The majority of our workforce is headquartered in Dulles, Virginia.

Employee Engagement and Development

CFC launched several talent and culture initiatives in our fiscal year 2024-2026 strategic plan with a focus on instilling a positive organizational culture characterized by high levels of employee satisfaction and engagement. We conducted an employee engagement survey requesting feedback on drivers of employee satisfaction and contribution; 97% of our staff participated in the survey. Results were analyzed at all levels of the company with corporate, group and team meetings to collaborate on ways to promote employee engagement throughout CFC. Action items have been identified and we are moving forward with making updates and changes in response to input from staff. As part of our efforts to promote an engaged, inclusive and collaborative workplace culture, we encourage employees to expand their capabilities and enhance their career potential through employer-funded onsite training, external training, tuition assistance and professional events. In fiscal year 2024, CFC employees completed more than 3,500 training hours through our internal corporate development programs and over 700 hours of external professional training opportunities, such as professional certifications, industry seminars and workshops. We seek to create and tailor our training programs to meet our required skill sets and employee interests, while also addressing key risks and compliance matters. In fiscal year 2024, CFC launched a new Leadership Development Program designed to serve managers at all levels by providing training opportunities aligned to CFC’s core leadership competencies. The program’s aim was to incorporate leadership competencies, such as business acumen, strategic agility, critical thinking skills and more, across a variety of programs, courses and levels to support and grow our leadership bench strength.

Additionally, CFC offered a variety of training opportunities to all staff to enhance their professional and technical skills such as presentation skills, performance management, project management, collaboration skills and more. This is incorporated in custom-made programs like CFC Learning Bites, which allows staff to engage in knowledge-transfer sessions on various technical skills from CFC’s subject matter experts.

CFC recently completed a corporate-wide training program called CFC E3: Products & Services, which is a continuation of the initial launch of the E3 program in our 2023 fiscal year. E3 is an employee engagement and training program aligned with CFC’s Fiscal Year 2024 Corporate Scorecard goal to “Educate existing and/or new employees on CFC’s/NCSC’s full suite of products and services.” CFC also supports employee development through a company-sponsored Toastmasters chapter, guest speakers from cooperative partners and staff visits to local electric cooperatives to allow employees to learn first-hand how their efforts contribute to our members’ success.

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

The employee benefits components of our Total Rewards package include the following: vacation and leave programs; health, dental, vision, life and disability insurance coverage; and flexible spending and health savings plans, most of which are funded in whole or in part by CFC. We make investments in the future financial security of our employees by offering retirement plans that consist of a 401(k) plan with a company match component and an employer-funded defined benefit retirement plan in which CFC makes an annual contribution in an amount that approximates 20% of each employee’s base salary, which we believe helps in our efforts to engage employees, retain high-performing employees and reduce turnover. We also offer programs and resources intended to promote work-life balance, assist in navigating life events and improve employee well-being, such as flexible work schedules, remote work options, parental leave, an employee assistance program, legal insurance and identity theft coverage services.

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

CFC had project financing loans outstanding to developers of renewable energy projects of approximately $299 million and $268 million as of May 31, 2024 and 2023, respectively.

In 2020, CFC developed a Sustainability Bond Framework that aligned with the Sustainability Bond Guidelines (“SBG”), as administered by the International Capital Markets Association (“ICMA”). Under this framework, we issued sustainability bonds and used the proceeds to finance or refinance projects to enhance access to broadband services and renewable energy projects that provide positive environmental and social impact in rural America. CFC issued its first sustainability bond with an aggregate principal amount of $400 million in October 2020, the first sustainability bond issued for the electric cooperative industry, and its second sustainability bond with an aggregate principal amount of $400 million in August 2022. Today, CFC is proud to support electric cooperatives by providing approximately $3,103 million in outstanding loans to support broadband expansion. These efforts have opened new opportunities in many rural communities by providing first-ever access to affordable high-speed internet services.

True to our core values of service, integrity and excellence, CFC continues to help electric cooperatives support the communities that created them, whether it’s through contributions from the CFC Educational Fund or helping them access capital from the USDA’s Rural Economic Development Loan and Grant (“REDL&G”) program, which fosters economic development. Over the past 20 years, CFC has contributed an estimated $243 million to the REDL&G program.

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
As a lender, our primary credit risk arises from the extension of credit to borrowers. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. Loans outstanding to electric utility organizations represented approximately 98% of our total loans outstanding as of May 31, 2024. We had 885 borrowers with loans outstanding as of May 31, 2024, and our 20 largest borrowers accounted for 20% of total loans outstanding as of May 31, 2024. The largest total exposure to a single borrower or controlled group represented 1% of total loans outstanding as of May 31, 2024. Texas historically has had the largest number of borrowers with loans outstanding and the largest loan concentration in any one state. Loans outstanding to Texas borrowers represented 17% of total loans outstanding as of May 31, 2024.

We face the risk that the principal of, or interest on, a loan will not be paid on a timely basis or at all or that the value of any underlying collateral securing a loan will be insufficient to cover our outstanding exposure. A deterioration in the financial condition of a borrower or underlying collateral could impair the ability of a borrower to repay a loan or our ability to recover unpaid amounts from the underlying collateral. We maintain an internal borrower risk rating system in which we assign a rating to each borrower and credit facility that is intended to reflect the ability of a borrower to repay its obligations and assess the probability of default and loss given default. The borrower risk rating system comprises both quantitative metrics and qualitative considerations. Each component is risk weighted in accordance with its importance. Unforeseen events and developments that affect specific borrowers or that occur in a region where we have a high concentration of credit risk may result in risk rating downgrades. Such an event may result in an increase in any or all of the following: in the allowance for credit losses; delinquent, nonperforming and criticized loans; net charge-offs; and our credit risk.

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
Our focus as a member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 98% of our total loans outstanding as of May 31, 2024. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that may have a negative impact on the operations of our member rural electric cooperatives include but are not limited to, the price and availability of distributed energy resources; whether these resources will be sufficient to serve electric demand at its peak; the operational reliability and resilience of their power grids; cyber-related attacks or other breaches of their operating systems and network infrastructure; regulatory or compliance factors related to managing greenhouse gas emissions (including the potential for stranded assets); and extreme weather conditions leading to events such as hurricanes, tornadoes and wildfires, including weather conditions related to climate change. The factors listed above, individually or in combination, could result in declining sales or increased power supply and operating costs and could potentially cause a deterioration in the financial performance of our members and the value of the collateral securing their loans. This could impair their ability to repay us in accordance with the terms of their loans. In such case, it may lead to risk rating downgrades, which may result in an increase in our allowance for credit losses and a decrease in our net income.

The threat of weather-related events or shifts in climate patterns resulting from climate change, including, but not limited to, increases in storm intensity, number of intense storms and temperature extremes in areas in which our member rural electric cooperatives operate, could result in increased power supply and operating costs, adversely impacting our members’ results of operations, liquidity and ability to make payments to us. While we believe our members would largely be reimbursed by Federal Emergency Management Agency (“FEMA”) relief programs for eligible storm-related damages, such programs may not be implemented in their current forms or payments may not be received on a timely basis. Further, FEMA does not provide relief for events caused by human error and, as a result, the majority of wildfires may not be covered events. For increased power costs, although we believe our members have the ability to pass through increased costs to their members, in some cases it may be difficult to pass through the entire costs on a timely basis if they are significant. To the extent CFC makes bridge loans to members as they wait for FEMA payments, changes to FEMA programs or delays in payments from FEMA could adversely impact the quality of our loan portfolio and our financial condition. Additionally, our member rural electric cooperatives are subject to evolving local, state and federal laws, regulations and expectations regarding the environment. These requirements and expectations may increase the time and costs of efforts to monitor and comply with such obligations and expose them to liability. The impacts of climate change present notable risks, including damage to the assets of our members, which could adversely impact the quality of our loan portfolio and our financial condition.

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
We use interest rate swaps to manage interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on a derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. After taking into consideration master netting agreements for our interest rate swaps, we were in a net receivable position of $611 million and a net payable position of $1 million as of May 31, 2024.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if our senior unsecured ratings fell to or below Baa2 by Moody’s or below BBB by S&P, and the agreements were consequently terminated as of May 31, 2024, all agreements for which we owe amounts when netted for each counterparty pursuant to a master netting agreement were in a net payable position of approximately $1 million as of that date.

Liquidity Risks

If we are unable to access the capital markets or other external sources for funding, our liquidity position may be negatively affected and we may not have sufficient funds to meet all of our financial obligations as they become due.
We depend on access to the capital markets and other sources of financing, such as repurchase agreements, bank revolving credit agreements, investments from our members, private debt issuances through Farmer Mac and the Guaranteed Underwriter Program, to fund new loan advances, refinance our long- and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. Prolonged market disruptions, downgrades to our long-term and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program. Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt in the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our short-term ratings at the current level from Moody’s, S&P and Fitch Ratings (“Fitch”). Changes in rating agencies’ rating methodology, actions by governmental entities or others, deterioration in the credit quality of our loan portfolios, increased leverage and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could impact our competitive position within the industry.

Our ability to maintain compliance with the covenants related to our revolving credit agreements, collateral trust bond and medium-term note indentures and debt agreements could affect our ability to retire patronage capital, result in the acceleration of the repayment of certain debt obligations, adversely impact our credit ratings and hinder our ability to obtain financing.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures. We are required to maintain a minimum average adjusted times interest earned ratio (“TIER”) for the six most recent fiscal quarters of 1.025 and an adjusted leverage ratio of no more than 10-to-1. In addition, we must maintain loans pledged as collateral for various debt issuances at or below 150% of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. If we were unable to borrow under the revolving credit agreements, our short-term debt ratings would likely decline, and our ability to issue commercial paper could become significantly impaired. Our revolving credit agreements also require that we earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” for additional information on our non-GAAP financial measures and a reconciliation to the most comparable U.S. GAAP financial measures.

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
Our ability to attract business from our members and investors as well as our ability to attract highly skilled employees is impacted by our reputation. Harm to our reputation can be attributed to various sources including, but not limited to, actual or perceived activities such as fraud, misconduct or unethical behavior of our officers, directors, employees, contractors and other representatives. Further, reputation damage may result from human error or systems failures viewed as having harmed our members without involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect member data. Negative publicity concerning actual or alleged conduct in activities such as lending practices, data security, corporate governance and failure to deliver minimum or required standards of service or quality may result in negative public opinion and may damage our reputation, which could result in the loss of business.

Cybersecurity incidents affecting our information technology systems, or those managed by third parties, may damage relationships with our members or subject us to reputational, financial, legal or operational consequences.

We use our IT networks and related systems to access, store, transmit, and manage or support a variety of our business processes and information, as well as that of our members. We face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems. Cybersecurity incidents pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which include strategic and proprietary information. This risk continues to increase and attack methods continue to evolve in sophistication, velocity and frequency. Cybersecurity incidents may occur from a variety of sources, such as foreign governments, hacktivists or other well-financed entities, and may originate from less regulated and remote areas of the world. Employee errors, malfeasance, technology failures and other irregularities may also contribute to these events. Any such cybersecurity incident can result in a loss of our own business information or information we process on behalf of our members or others, a loss of integrity of such information, a delay or inability to provide service of affected products to our members, material harm to our financial condition or cash flows, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure, including regulatory scrutiny or enforcement, litigation, and damage to our stakeholder relationships. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, cyber-related attacks may remain undetected for an extended period and may be costly to remediate.

Our business depends on the reliable and secure operation of computer systems, network infrastructure and other information technology managed by third parties including, but not limited to, our service providers for external storage and processing of our information on cloud-based systems; our consulting and advisory firms and contractors that have access to our confidential and proprietary data; and administrators for our employee payroll and benefits management. We have limited control and visibility over third-party systems that we rely on for our business. The occurrence of a cybersecurity incident could result in damage to our third parties’ operations. The failure of third parties to provide services agreed upon through service-level agreements, whether as a result of the occurrence of a cybersecurity incident or other event, could result in the loss of access to our data, the loss of integrity of our data, disruptions to our corporate functions, loss of business opportunities or reputational damage, or otherwise adversely impact our financial results and cause significant costs and liabilities. While we may be entitled to damages if our third-party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While CFC maintains insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, including business interruptions caused by cybersecurity incidents on information technology systems managed by third parties, such insurance coverage may be insufficient to cover all losses. Our failure to comply with applicable laws, regulations, or standards regarding data security and privacy could result in fines, sanctions and litigation. Additionally, new or increased laws, regulations, enforcement activity and regulatory guidance in the areas of data security and privacy may increase our costs and our members’ costs, limit our ability to grow our business, or otherwise harm our business.

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

Natural or man-made disasters, including widespread health emergencies, or other external events beyond our control such as acts of terrorism or war, could disrupt our business and adversely affect our results of operations and financial condition.

Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, public health emergencies, such as a reemergence of the COVID-19 pandemic, or other unexpected or disastrous conditions, events or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event, or climate change.

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
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members that have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB has the benefit of an implied government guarantee with respect to its funding. Competition may limit our ability to raise rates to adequately cover increases in costs, which could have an adverse impact on our results of operations.

The failure to attract, retain or motivate highly skilled and qualified employees could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.

We rely on our employees’ depth of knowledge of CFC and its related industries to run our business operations successfully. Because many of our business operations involve significant member-facing interaction with a relatively stable base of long-standing member-borrowers, we place a priority on the retention of high-performing employees with extensive experience in the rural utility industry. Our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified employees. The failure to attract or retain, including due to retirement, or replace a sufficient number of appropriately skilled and key employees could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy. Further, the marketplace for skilled employees is becoming more competitive, which means the cost of hiring, incentivizing and retaining skilled employees may continue to increase. The failure to attract, retain or motivate skilled employees, along with the increased costs, could impair our ability to achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported carrying amount of our assets or liabilities and our results of operations. We consider the accounting policies that require management to make difficult, subjective and complex judgments about matters that are inherently uncertain as our most critical accounting estimates. The use of reasonably different estimates and assumptions could have a material impact on our financial statements or if the assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. In addition, from time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how CFC records and reports its financial condition and results of operations. We could be required to apply a new or revised standard retroactively or apply an existing standard differently, on a retroactive basis, in each case potentially resulting in restating prior-period financial statements. For information on what we consider to be our most critical accounting estimates and recent accounting changes, see “Item 7. MD&A—Critical Accounting Estimates” and “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Overview

Cybersecurity risk management is a core component of our enterprise risk-management framework. Cybersecurity incidents and threats pose a risk to the disruption of our business operations, including the confidentiality, integrity and availability of data and information. CFC’s cybersecurity program is designed to manage operational risks associated with the ever-evolving nature of cybersecurity threats. Because these risks could have a material adverse impact on our operations and reputation, both management and the CFC Board of Directors are actively engaged in the oversight of the cybersecurity program and our continuous efforts in monitoring, measuring and managing the risks.

Risk Management and Strategy

The primary goal of CFC’s cybersecurity operations is to prevent, identify, mitigate and respond on a timely basis to cybersecurity threats in order to reduce operational risk and business impact. Our strategy encompasses technology, process and people. The technology components are designed to provide multiple layers of system security, controls and monitors for our infrastructure, data and applications. Our security infrastructure and resources are focused on the monitoring of threats and the defense of our external and internal networks, endpoints, data resources and identity management.

We use risk-based processes to prioritize the resources that manage vulnerabilities, threats, incident responses and operational changes. The risk-based approach ensures we are taking action on the threats, events and incidents that have the highest likelihood of impacting our business and members. We maintain cybersecurity incident procedures that identify the activities, responses and escalation procedures to be executed upon detection of a potential cybersecurity incident. These procedures are a critical component of CFC’s Crisis Management Plan and business continuity efforts.

We continue to invest in our cybersecurity program to help ensure that we have the necessary resources to execute our business operations and that our workforce is prepared to work in an active cyber-threat environment. These resources also include external service providers with experience in third-party risk monitoring and cybersecurity threat intelligence, detection and response. Mandatory training is required on a quarterly basis for all CFC employees to promote leading practices in protecting information, data and operations in a continually changing environment.

The effectiveness of our cybersecurity operations is regularly examined and tested by third-party vendors who specialize in cybersecurity risk management. We regularly employ such vendors to test the effectiveness of our security controls, including penetration testing. External vendors are engaged at least on an annual basis to facilitate incident response exercises and training. We use external risk management services to assess and monitor cybersecurity risk associated with third-party service providers. Finally, we review the maturity of our program's design and control environment's effectiveness through regular internal assessments and examinations.

Governance

Our Board of Directors oversees the company’s cybersecurity risk-management program. Management reports at least quarterly to the Board on matters related to CFC’s security operations, potential threats, industry-wide trends and any other related information requested by the Board. The reports include information on material cybersecurity incidents, if any, and management actions to protect CFC. Upon the occurrence of a material cybersecurity incident, the Board of Directors will be promptly notified so it may properly evaluate such cybersecurity incident, including management’s remediation plan.

In addition to the regular cybersecurity program reports, the Board monitors cybersecurity risk and program effectiveness through internal audit and our enterprise risk management reporting framework. On an annual basis, our Chief Information Officer (“CIO”) and Director, Information Security, provide the Board an overview of the company’s technology strategy and planned activities to continually improve the cybersecurity program, as well as threats and cybersecurity incidents. Further, on at least an annual basis, the Board of Directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity incidents.

Role of Management

Management is directly involved in steering the company’s cybersecurity program employing a multi-disciplinary approach that operates through a three lines of defense model. Management’s approach helps ensure the organization works collaboratively to monitor, assess and respond to cybersecurity incidents at all levels and functions consistent with our incident response procedures and corporate practices.

Our first line of defense includes our CIO and Director, Information Security, who work to ensure that the day-to-day execution of the company’s technology and security operations are in alignment with corporate policies and procedures. Our CIO, who reports to our Chief Operating Officer (“COO”), has over two decades of experience managing technology risk. Our Director, Information Security, who dually reports to the COO and CIO, has over a decade of information security management experience and as a Certified Information Systems Security Professional. Collectively, they are also responsible for information security policies, organizational readiness and the escalation of certain cybersecurity incidents from our cybersecurity personnel to senior management based on our incident response procedures.

Our second line of defense includes our Cybersecurity Committee and the enterprise risk-management framework under the direction of the Chief Risk Officer to monitor cybersecurity functions and risk management. In addition to the COO, CIO and Director, Information Security, our Cybersecurity Committee is composed of members of management including, but not limited to, the Chief Risk Officer, General Counsel and Vice President, Internal Audit. The Cybersecurity Committee helps ensure corporate policy compliance and reports directly to the Board of Directors regarding material cybersecurity incidents and emerging threats.

Our third line of defense is the internal audit function led by our Vice President, Internal Audit, which plays a crucial role by providing independent and objective assurances on the design and operating effectiveness of our cybersecurity risk management and internal controls through the performance of audits and reviews. Internal audit engages external consultants and subject matter experts as appropriate to assist in the assessment of management’s cybersecurity program and reports the results directly to the Board.

We have not experienced any material cybersecurity incidents that have impacted our business, results of operations or financial condition to date. See “Item 1A. Risk Factors” for a discussion of our risks related to cybersecurity.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

INTRODUCTION

As of May 31, 2024, our financial statements included the consolidated accounts of CFC and NCSC. Our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC and NCSC. We provide information on the business structure, mission, principal purpose and core business activities of each of these entities under “Item 1. Business.” Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2024 included in this Report and additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

Our fiscal year begins on June 1 and ends on May 31. References to “FY2024,” “FY2023” and “FY2022” refer to the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

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

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted TIER, adjusted debt-to-equity ratio and members’ equity. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income, total liabilities and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total liabilities to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and amounts of changes in the fair value included in accumulated other comprehensive income (“AOCI”) related to derivatives; and (v) adjusting CFC equity to exclude derivative forward value gains and losses and AOCI.

We believe our non-GAAP financial measures, which should not be considered in isolation or as a substitute for measures determined in conformity with U.S. GAAP, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing short- and long-term performance goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; and (iv) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP financial measures, as the forward fair value gains and losses related to our interest rate swaps that are excluded from our non-GAAP financial measures do not affect our cash flows, liquidity or ability to service our debt. Our non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way these measures are calculated. We provide a reconciliation of our non-GAAP adjusted measures to the most directly comparable U.S. GAAP measures in the section “Non-GAAP Financial Measures and Reconciliations.”

EXECUTIVE SUMMARY

Reported Results

Net Income and TIER

The table below shows our net income and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.” See “Item 7. MD&A—Consolidated Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“2023 Form 10-K”) for a comparative discussion of our consolidated results of operations between FY2023 and FY2022.

Table 1: Net Income and TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2024	2023	2022	2024 versus 2023	2023 versus 2022
Net income	$554,316	$501,587	$798,537	$52,729	$(296,950)
TIER (1)	1.41	1.48	2.13	(0.07)	(0.65)
____________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

FY2024 versus FY2023

The increase in net income was primarily driven by:
•An increase in derivative gains of $106 million, primarily from an increase in the net interest rate received on our pay-fixed swaps, which drove the higher derivative cash settlements income for FY2024;
•A favorable shift from losses to gains recorded on our investment securities of $16 million, primarily due to period-to-period market fluctuations in fair value;
•A favorable shift from provision to benefit for credit losses of $6 million. We recorded a benefit for credit losses of $5 million for FY2024, resulting primarily from a decrease in the asset-specific allowance, partially offset by an increase in the collective allowance due to loan portfolio growth. In comparison, we recorded a provision for credit losses of $1 million for FY2023, driven primarily by an increase in the asset-specific allowance; and
•An increase in fee and other income of $5 million;
These were partially offset by:
•A decrease in net interest income of $61 million, attributable to a decrease in the net interest yield of 24 basis points, or 24%, to 0.74%, partially offset by an increase in average interest-earning assets of $2,138 million, or 7%; and
•An increase in operating and other expenses of $19 million.

The decrease in TIER for FY2024 compared with FY2023 were primarily driven by increased interest expense during FY2024.

Debt-to-Equity Ratio

Our debt-to-equity ratio decreased to 11.01 as of May 31, 2024, from 12.14 as of May 31, 2023, primarily due to an increase in equity resulting from our reported net income of $554 million for FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from the CFC Board of Directors’ authorized patronage capital retirements, of which $72 million was paid to members in September 2023 and $41 million was paid from CFC to RTFC in December 2023 in connection with the RTFC sale transaction, which is discussed further under “Note 1—Summary of Significant Accounting Policies.”

Non-GAAP Adjusted Results

Adjusted Net Income and Adjusted TIER

The table below shows our adjusted net income and adjusted TIER for the periods presented and the variance between these periods. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10. We provide a more detailed discussion of our non-GAAP adjusted results under the section “Consolidated Results of Operations.” See “Item 7. MD&A—Consolidated Results of Operations” in our 2023 Form 10-K for a comparative discussion of our consolidated results of operations between FY2023 and FY2022.

Table 2: Adjusted Net Income and Adjusted TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2024	2023	2022	2024 versus 2023	2023 versus 2022
Adjusted Net income	$289,445	$249,320	$240,670	$40,125	$8,650
Adjusted TIER	1.24	1.25	1.30	(0.01)	(0.05)

FY2024 versus FY2023

The increase in adjusted net income was primarily driven by:
•An increase in adjusted net interest income of $32 million, driven by the combined impact of an increase in average interest-earning assets of $2,138 million, or 7%, and an increase in the adjusted net interest yield of 3 basis points, or 3%, to 1.11%;
•A favorable shift from losses to gains recorded on our investment securities of $16 million;
•A favorable shift from provision to benefit for credit losses of $6 million; and
•An increase in fee and other income of $5 million;
These were partially offset by:
•An increase in operating and other expenses of $19 million.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 6-to-1 or below. The adjusted debt-to-equity ratio increased to 6.24 as of May 31, 2024 from 6.04 as of May 31, 2023, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $289 million for FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements, as discussed above.

Lending and Credit Quality

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. Prior to the RTFC sale transaction on December 1, 2023, NCSC electric and NCSC telecom were referred to as NCSC and RTFC, respectively.

Loans to members totaled $34,542 million as of May 31, 2024, an increase of $2,010 million, or 6%, from May 31, 2023, reflecting net increases in long-term and line of credit loans of $1,710 million and $299 million, respectively. Our loan portfolio composition remained largely unchanged from May 31, 2023 with 78% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, 2% to NCSC telecom borrowers, and 1% to CFC statewide and associate borrowers as of May 31, 2024.

We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2024. We had no loan charge-offs during FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during FY2024. In comparison, we experienced net charge-offs totaling $15 million during FY2023, which resulted in an annualized net charge-off rate of 0.05% for FY2023.

We had one loan totaling $49 million classified as nonperforming as of May 31, 2024. In comparison, we had two loans totaling $89 million classified as nonperforming as of May 31, 2023. The reduction was due to the receipts of $40 million in payments on nonperforming loans.

Our allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of May 31, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in the collective allowance of $4 million.

Financing and Liquidity

Total debt outstanding increased by $1,719 million, or 6%, to $32,718 million as of May 31, 2024, primarily due to borrowings to fund the increase in loans to our members. We issued an aggregate principal amount of long-term dealer medium-term notes totaling $3,750 million during FY2024, of which $3,150 million was at an average fixed interest rate of 5.05% with an average term of four years and $600 million was at floating interest rates with an average term of two years. We also issued $100 million of 7.125% subordinated deferrable debt due in 2053 during FY2024. Outstanding dealer commercial paper was $505 million as of May 31, 2024.

During FY2024, Fitch Ratings (“Fitch”), S&P Global Inc.(“S&P”) and Moody’s Investors Service (“Moody’s”) affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, investments in debt securities and availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program and a revolving note purchase agreement with Farmer Mac. As of May 31, 2024, our available liquidity totaled $6,695 million and was $314 million below our total scheduled debt obligations over the next 12 months of $7,009 million. In addition to our existing available liquidity, we expect to receive $1,552 million from scheduled long-term loan principal payments over the next 12 months.

We believe we can continue to roll over our member short-term investments of $3,328 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,530 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of May 31, 2024 was $3,014 million in excess of, or 1.8 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,681 million.

Electric Cooperative Industry Trends and Developments

Emerging developments and trends in the electric cooperative sector continue to present opportunities as well as challenges for our electric cooperative members. These trends include (i) increased federal government programs and policies for electric utilities; (ii) increased electricity demand; (iii) grid reliability risk; (iv) increased focus on enhancing electric system resiliency and reliability; (v) evolving cooperative focus on clean energy supply investments; and (vi) expanded investments by many electric cooperatives to deploy broadband services.

Increased Federal Government Programs and Policies

The federal government has created various funding opportunities that electric cooperatives may take advantage of when deploying renewable energy and other clean energy technologies. The 2022 Inflation Reduction Act (“IRA”) included programs such as the USDA Empowering Rural American (“New ERA”) program, the Powering Affordable Clean Energy (“PACE”) program and a direct-pay tax credits for electric cooperatives. The New ERA program currently provides $9.7 billion specifically for electric cooperatives to build new clean energy systems.

The federal government has also finalized rules on the EPA greenhouse gas emission requirements for new and existing coal and natural gas power plants. CFC and electric cooperative partners are monitoring the potential impact to cooperatives. It is highly likely that the rule will be litigated similar to the Obama Administration’s Clean Power Plan.

Increased Electricity Demand

According to S&P, electricity demand is forecasted to grow substantially in all U.S. regions through 2040. Demand growth is driven primarily by new data centers and new manufacturing facilities in the coming decade followed by strong electric vehicle growth and beneficial electrification trends.

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

Certain areas of the country will experience more growth than others, but we can expect significant investments in new power supply, transmission, and other related infrastructure in order to meet this expected demand.

Grid Reliability Risk

The 2023 Long-Term Reliability Assessment by the North American Electric Reliability Corporation (“NERC”) highlights the key risks to grid reliability. The report emphasizes challenges such as extreme weather events, including hurricanes, winter storms, and heatwaves, which can strain grid infrastructure and cause widespread outages. Additionally, the transition to cleaner energy sources presents reliability concerns due to the intermittent nature of renewable generation and its impact on grid stability. Cybersecurity threats also loom large, with increasing sophistication in attacks targeting critical infrastructure.

Increased Focus on Enhancing Electric System Resiliency and Reliability

We have observed an increase in capital investments by electric cooperatives to proactively strengthen existing electric systems as well as replace systems in the aftermath of damages from weather-related incidents, including hurricanes, winter storms and wildfires. The adverse impact on electric systems from weather-related incidents has resulted in a heightened awareness by electric cooperatives of the need to focus attention on making infrastructure upgrades to improve both the resiliency and reliability of electric systems.

Evolving Cooperative Focus on Clean Energy Supply Investments

Many electric power supply and electric distribution cooperatives are increasingly focused on efforts to identify potential opportunities to increase investments in renewable power supply, transmission and storage. This includes both on-balance sheet construction of renewable generation and off-balance sheet acquisition of renewable power through power purchase agreements. According to a report published in April 2024 by NRECA, electric cooperatives have nearly doubled their renewable capacity from 8.2 gigawatts to 15.8 gigawatts since 2016, including adding over 1.3 gigawatts of renewable capacity in 2023 alone.

Expanded Investments to Deploy Broadband Services

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability, efficiency and cost savings, as fiber operations offer enhanced communication to monitor electric systems, identify outages and speed restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services to the communities they serve, either directly or by partnering with local telecommunication companies and others. We are currently aware of 212 broadband projects by different CFC member cooperatives, and we financed or are financing 125 of these 212 broadband projects. Capital expenditures for the completion of these 212 broadband projects are expected to total approximately $12,834 million. We believe that the capital expenditures for the completion of the broadband projects that we financed or are financing will total approximately $5,197 million. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to approximately $3,103 million as of May 31, 2024, from approximately $2,355 million as of May 31, 2023. The three states with the largest CFC loans outstanding for broadband projects were Arkansas, Missouri and Indiana, and broadband loans outstanding for these states totaled $396 million, $337 million and $334 million, respectively, as of May 31, 2024. Many of these broadband projects are also financially supported by various states and the federal government through grant programs, which reduces the investment risk for our electric cooperative members. We expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities.

We believe the above trends and current investment priorities of our electric cooperative members will require funding and may result in an increased demand for capital from CFC.

Outlook

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,628 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period.

Macroeconomic Outlook

In June 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve signaled the expectation of no additional increases in the federal funds rate. The FOMC expects the U.S. economy to remain strong in 2024, with the median projected gross domestic product (“GDP”) growth rate at 2.1%, unchanged from its March 2024 projection. In addition, the Federal Reserve revised higher its inflation expectations again, with the Personal Consumption Expenditures (“PCE”) inflation for December 2024 now expected at +2.6% (up from +2.4% in March). The FOMC projection for U.S. unemployment in 2024 remains unchanged at 4%. Despite a fairly positive economic outlook and inflation remaining above the 2% long-term target, the FOMC projects 25 basis points of federal funds rate cuts in 2024, bringing the target rate to 5.00% - 5.25% by December 31, 2024, down from 75 basis points in federal funds rate cuts in 2024 that the committee projected in March. Further, the FOMC projects additional federal funds rate cuts in 2025, bringing the target rate to 4.00% - 4.25% by December 2025. Consensus market outlook for interest rates indicates declining interest rates across the yield curve in 2024 and 2025. Although the yield curve is expected to remain inverted throughout calendar year 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024 and end in 2025.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended May 31, 2024. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•Decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended May 31, 2024, primarily due to the current yield curve assumptions and our balance sheet position. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.
•Decreases in our adjusted net income and adjusted TIER over the next 12 months, primarily attributable to increased operating expenses and a projected decrease in adjusted net interest income.
•Our adjusted debt-to-equity ratio will remain above our target of 6-to-1, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of May 31, 2024, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between FY2024 and FY2023. Following this section, we provide a discussion and analysis of material changes in amounts reported on our consolidated balance sheet as of May 31, 2024 and 2023. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations” in our 2023 Form 10-K for a comparative discussion of our consolidated results of operations between FY2023 and FY2022.

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

Table 3 presents average balances for FY2024, FY2023 and FY2022, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 3 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under “Non-GAAP Financial Measures and Reconciliations.”

Table 3: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2024			2023			2022
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$29,430,001	$1,269,716	4.31%	$27,743,512	$1,139,604	4.11%	$26,125,791	$1,062,958	4.07%
Long-term variable-rate loans	900,005	64,050	7.12	868,087	46,045	5.30	749,131	16,895	2.26
Line of credit loans	3,346,109	234,387	7.00	2,842,700	146,031	5.14	2,234,453	46,887	2.10
Other, net(2)	—	(1,704)	—	—	(1,536)	—	—	(1,448)	—
Total loans	33,676,115	1,566,449	4.65	31,454,299	1,330,144	4.23	29,109,375	1,125,292	3.87
Cash, time deposits and investment securities	699,185	26,902	3.85	783,340	21,585	2.76	762,489	15,951	2.09
Total interest-earning assets	$34,375,300	$1,593,351	4.64%	$32,237,639	$1,351,729	4.19%	$29,871,864	$1,141,243	3.82%
Other assets, less allowance for credit losses(3)	1,103,602			942,621			466,329
Total assets(3)	$35,478,902			$33,180,260			$30,338,193

Liabilities:
Commercial paper	$2,412,511	$132,746	5.50%	$2,718,934	$98,751	3.63%	$2,565,629	$11,086	0.43%
Other short-term borrowings	1,763,308	92,147	5.23	2,102,341	67,210	3.20	2,006,020	7,179	0.36
Short-term borrowings(4)	4,175,819	224,893	5.39	4,821,275	165,961	3.44	4,571,649	18,265	0.40
Medium-term notes	7,829,126	327,014	4.18	6,206,717	198,711	3.20	4,854,421	108,769	2.24
Collateral trust bonds	7,223,988	275,956	3.82	7,366,266	271,247	3.68	7,050,468	248,413	3.52
Guaranteed Underwriter Program notes payable	6,766,949	216,379	3.20	6,364,870	185,097	2.91	6,165,206	169,166	2.74
Farmer Mac notes payable	3,694,975	158,627	4.29	3,166,098	108,557	3.43	3,059,946	55,245	1.81
Other notes payable	2,219	106	4.78	3,424	88	2.57	6,774	155	2.29
Subordinated deferrable debt	1,222,951	82,611	6.76	991,488	53,119	5.36	986,407	51,541	5.23
Subordinated certificates	1,209,490	53,502	4.42	1,230,625	53,728	4.37	1,245,120	53,980	4.34
Total interest-bearing liabilities	$32,125,517	$1,339,088	4.17%	$30,150,763	$1,036,508	3.44%	$27,939,991	$705,534	2.53%
Other liabilities(3)	533,544			618,422			897,751
Total liabilities(3)	32,659,061			30,769,185			28,837,742
Total equity(3)	2,819,841			2,411,075			1,500,451
Total liabilities and equity(3)	$35,478,902			$33,180,260			$30,338,193

Net interest spread(5)			0.47%			0.75%			1.29%
Impact of non-interest-bearing funding(6)			0.27			0.23			0.17
Net interest income/net interest yield(7)		$254,263	0.74%		$315,221	0.98%		$435,709	1.46%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,593,351	4.64%		$1,351,729	4.19%		$1,141,243	3.82%
Interest expense		1,339,088	4.17		1,036,508	3.44		705,534	2.53
Add: Net periodic derivative cash settlements interest (income) expense(8)		(127,166)	(1.67)		(33,577)	(0.44)		101,385	1.21
Adjusted interest expense/adjusted average cost(9)		$1,211,922	3.77%		$1,002,931	3.33%		$806,919	2.89%
Adjusted net interest spread(7)			0.87%			0.86%			0.93%
Impact of non-interest-bearing funding(6)			0.24			0.22			0.19
Adjusted net interest income/adjusted net interest yield(10)		$381,429	1.11%		$348,798	1.08%		$334,324	1.12%
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
(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 3 consist of commercial paper, select notes, daily liquidity fund notes and secured borrowings under repurchase agreements. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 3. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 3, totaled $1,021 million, $367 million and $417 million as of May 31, 2024, 2023 and 2022, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,597 million, $7,668 million and $8,406 million for FY2024, FY2023 and FY2022, respectively.
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

Table 4: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2024 versus 2023			2023 versus 2022
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$130,112	$69,275	$60,837	$76,646	$65,819	$10,827
Long-term variable-rate loans	18,005	1,693	16,312	29,150	2,683	26,467
Line of credit loans	88,356	25,860	62,496	99,144	12,763	86,381
Other, net	(168)	—	(168)	(88)	—	(88)
Total loans	236,305	96,828	139,477	204,852	81,265	123,587
Cash, time deposits and investment securities	5,317	(2,319)	7,636	5,634	436	5,198
Total interest income	$241,622	$94,509	$147,113	$210,486	$81,701	$128,785

Interest expense:
Commercial paper	$33,995	$(11,129)	$45,124	$87,665	$662	$87,003
Other short-term borrowings	24,937	(10,839)	35,776	60,031	345	59,686
Short-term borrowings	58,932	(21,968)	80,900	147,696	1,007	146,689
Medium-term notes	128,303	51,942	76,361	89,942	30,300	59,642
Collateral trust bonds	4,709	(5,239)	9,948	22,834	11,127	11,707
Guaranteed Underwriter Program notes payable	31,282	11,693	19,589	15,931	5,479	10,452
Farmer Mac notes payable	50,070	18,134	31,936	53,312	1,916	51,396
Other notes payable	18	(31)	49	(67)	(77)	10
Subordinated deferrable debt	29,492	12,401	17,091	1,578	265	1,313
Subordinated certificates	(226)	(923)	697	(252)	(628)	376
Total interest expense	302,580	66,009	236,571	330,974	49,389	281,585

Net interest income	$(60,958)	$28,500	$(89,458)	$(120,488)	$32,312	$(152,800)

Adjusted net interest income:
Interest income	$241,622	$94,509	$147,113	$210,486	$81,701	$128,785
Interest expense	302,580	66,009	236,571	330,974	49,389	281,585
Net periodic derivative cash settlements interest (income) expense(2)	(93,589)	309	(93,898)	(134,962)	(8,905)	(126,057)
Adjusted interest expense(3)	208,991	66,318	142,673	196,012	40,484	155,528
Adjusted net interest income	$32,631	$28,191	$4,440	$14,474	$41,217	$(26,743)
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
(3) See “Non-GAAP Financial Measures and Reconciliations” for additional information on our adjusted non-GAAP financial measures.

Reported Net Interest Income

Reported net interest income of $254 million for FY2024 decreased $61 million, or 19%, from FY2023, driven by a decrease in the net interest yield of 24 basis points, or 24%, to 0.74%, partially offset by an increase in average interest-earning assets of $2,138 million, or 7%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during FY2024 was primarily attributable to growth in average total loans of $2,222 million, or 7%, from FY2023, driven primarily by an increase in average long-term fixed-rate loans of $1,686 million and an increase in average line of credit loans of $503 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

•Net Interest Yield: The decrease in the net interest yield of 24 basis points, or 24%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 73 basis points to 4.17%, which was partially offset by an increase in the average yield on interest-earning assets of 45 basis points to 4.64% and an increase in the benefit from non-interest-bearing funding of 4 basis point to 0.27%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the sustained increase in the federal funds rate, which increased 25 basis points since May 31, 2023. The increase in average yields on line of credit and variable-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to higher interest rates on our short-term and variable-rate borrowings.

Adjusted Net Interest Income

Adjusted net interest income of $381 million for FY2024 increased $32 million, or 9%, from FY2023, driven by the combined impact of an increase in average interest-earning assets of $2,138 million, or 7%, and an increase in the adjusted net interest yield of 3 basis points, or 3%, to 1.11%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 7% during FY2024 was driven by the growth in average total loans of $2,222 million, or 7%, from FY2023, primarily attributable to an increase in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The increase in the adjusted net interest yield of 3 basis points, or 3%, reflected the combined impact of an increase in the average yield on interest-earning assets of 45 basis points to 4.64% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.24%, partially offset by an increase in our adjusted average cost of borrowings of 44 basis points to 3.77%. The increase in both average yield on interest-earning assets and adjusted average cost of borrowings was attributable to the continued high interest-rate environment during FY2024, as discussed above.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $127 million and $34 million for FY2024 and FY2023, respectively, compared with derivative cash settlements expense of $101 million for FY2022. The increase in derivative cash settlements interest income between FY2024 and FY2023 was due to the higher floating rates in FY2024, compared with FY2023, respectively.

See “Non-GAAP Financial Measures and Reconciliations” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $49 million and 0.14%, respectively, as of May 31, 2024. In comparison, our allowance for credit losses and allowance coverage ratio was $53 million and 0.16%, respectively, as of May 31, 2023.

We recorded a benefit for credit losses of $5 million for FY2024, resulting from a decrease of $8 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received from Brazos Electric Power Cooperative, Inc. (“Brazos”) and its wholly-owned subsidiary Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), partially offset by an increase in the collective allowance of $4 million. The increase in the collective allowance was due to the growth in our loan portfolio, a slight decline in the overall credit quality of our loan portfolio and slightly higher expected default rates derived from a third-party utility sector default data used in estimating the allowance for credit losses. In contrast, we recorded a provision for credit losses of $1 million for FY2023. The provision for credit losses for FY2023 was driven primarily from an increase in the asset-specific allowance for loans to Brazos, Brazos Sandy Creek and for a nonperforming CFC power supply loan, attributable to a reduction and timing change in the expected payments on this loan.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio.” We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships, and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 5 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 5: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Non-interest income components:
Fee and other income	$22,792	$18,134	$17,193
Derivative gains	392,037	285,844	456,482
Investment securities gains (losses)	10,772	(4,974)	(30,179)
Total non-interest income	$425,601	$299,004	$443,496

The significant variance in non-interest income between fiscal years was primarily attributable to changes in the derivative gains recognized in our consolidated statements of operations. In addition, we experienced a favorable shift from losses to gains recorded on our debt and equity investment securities of $16 million for FY2024 compared with FY2023. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities on our consolidated statements of operations.

Derivative Gains (Losses)

As of May 31, 2024 and 2023, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”) as of May 31, 2024. Additionally, Treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges.

The total notional amount for our interest rate swaps was $7,366 million and $7,816 million as of May 31, 2024 and 2023, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 79% and 78% of the outstanding notional amount as of May 31, 2024 and 2023, respectively. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of both May 31, 2024 and May 31, 2023, the average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and two years, respectively.

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

Table 6: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Derivative gains attributable to:
Derivative cash settlements interest income (expense)	$127,166	$33,577	$(101,385)
Derivative forward value gains	264,871	252,267	557,867
Derivative gains	$392,037	$285,844	$456,482

We recorded derivative gains of $392 million for FY2024, primarily attributable to increases in the medium- and longer-term swap interest rates during FY2024. In comparison, we recorded derivative gains of $286 million for FY2023, attributable to increases in interest rates across the entire swap curve during the period.

During FY2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. The Treasury locks were designated as a cash flow hedge of a forecasted transaction. We recorded a settlement gain of $8 million in AOCI upon the termination of the Treasury locks during FY2023. As the hedged forecasted transaction did not occur in the time period specified in the hedge documentation, we reclassified the $8 million gain from AOCI to earnings as a component of derivative gains (losses) in our consolidated statements of operations during FY2024. We did not have any derivatives designated as accounting hedges as of May 31, 2024 or May 31, 2023.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 7 below.

Comparative Swap Curves

Table 7 provides comparative swap curves as of May 31, 2024, 2023, 2022 and 2021.

Table 7: Comparative Swap Curves

Comparative Swap Curves
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
5.52%
5.33%
4.67%
4.59%
4.19%
3.81%
3.95%
3.65%
3.71%
3.44%
2.89%
2.86%
2.93%
2.85%
1.61%
2.00%
1.56%
0.88%
0.23%
0.13%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
May 31, 2024
May 31, 2023
May 31, 2022
May 31, 2021

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

Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 8: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Non-interest expense components:
Salaries and employee benefits	$(67,401)	$(59,011)	$(51,863)
Other general and administrative expenses	(58,970)	(50,620)	(43,323)
Operating expenses	(126,371)	(109,631)	(95,186)
Losses on early extinguishment of debt	(1,025)	(117)	(754)
Other non-interest expense	(2,164)	(1,487)	(1,552)
Total non-interest expense	$(129,560)	$(111,235)	$(97,492)

Non-interest expense of $130 million for FY2024, increased $18 million, or 16%, from FY2023, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and benefits, information technology, and depreciation and amortization expenses. During FY2024, we redeemed $100 million of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to the unamortized debt issuance costs.

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

We recorded a net income attributable to noncontrolling interests of $1 million and $3 million for FY2024 and FY2022, respectively. Our net income attributable to noncontrolling interests was less than $1 million for FY2023.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $2,166 million, or 6%, in FY2024 to $36,178 million as of May 31, 2024, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $1,743 million, or 6%, to $33,166 million as of May 31, 2024, largely due to issuances of debt to fund the growth in our loan portfolio. Total equity increased $423 million to $3,012 million as of May 31, 2024, primarily attributable to our reported net income of $554 million for FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from the CFC Board of Directors’ authorized patronage capital retirements during FY2024.

Below is a discussion of changes in the major components of our assets and liabilities during FY2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

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

Loans Outstanding

Table 9 presents loans outstanding by legal entity, member class and loan product type as of May 31, 2024 and 2023.

Table 9: Loans—Outstanding Amount by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2024		2023
Member class:	Amount	% of Total	Amount	% of Total	Change
CFC:
Distribution	$27,104,463	78%	$25,437,077	78%	$1,667,386
Power supply	5,641,898	16	5,437,242	17	204,656
Statewide and associate	237,346	1	200,368	1	36,978
Total CFC	32,983,707	95	31,074,687	96	1,909,020
NCSC:
Electric	945,880	3	956,874	3	(10,994)
Telecom	598,597	2	487,788	1	110,809
Total NCSC	1,544,477	5	$1,444,662	4	99,815
Total loans outstanding(1)	34,528,184	100	32,519,349	100	2,008,835
Deferred loan origination costs—CFC(2)	14,101	—	12,737	—	1,364
Loans to members	$34,542,285	100%	$32,532,086	100%	$2,010,199

Loan type:
Long-term loans:
Fixed rate	$30,266,043	88%	$28,371,358	87%	$1,894,685
Variable rate	839,458	2	1,024,653	3	(185,195)
Total long-term loans	31,105,501	90	29,396,011	90	1,709,490
Line of credit loans	3,422,683	10	3,123,338	10	299,345
Total loans outstanding(1)	34,528,184	100	32,519,349	100	2,008,835
Deferred loan origination costs—CFC(2)	14,101	—	12,737	—	1,364
Loans to members	$34,542,285	100%	$32,532,086	100%	$2,010,199
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded on the books of CFC.

Loans to members totaled $34,542 million and $32,532 million as of May 31, 2024 and 2023, respectively. Loans to CFC distribution, power supply, and statewide and associate borrowers accounted for 95% and 96% of total loans to members as of May 31, 2024 and 2023, respectively. The increase in loans to members of $2,010 million, or 6%, from May 31, 2023, was primarily attributable to net increases in long-term and line of credit loans of $1,710 million and $299 million, respectively. The increase in line of credit loans was primarily attributable to funding provided for higher working capital requirements from our members and bridge loan financing. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans and NCSC telecom loans of $1,667 million, $205 million, $37 million and $111 million, respectively, partially offset by a decrease in NCSC electric loans of $11 million.

Long-term loan advances totaled $3,371 million during FY2024, of which approximately 93% was provided to members for capital expenditures, 1% was provided for the refinancing of loans made by other lenders, and 6% was provided for other purposes, primarily business acquisitions. In comparison, long-term loan advances totaled $3,297 million during FY2023, of which approximately 95% was provided to members for capital expenditures and 2% was provided for the refinancing of loans made by other lenders. Of the $3,371 million total long-term loans advanced during FY2024, $3,155 million were fixed-rate loan advances with a weighted average fixed-rate term of 11 years. In comparison, of the $3,297 million total long-term loans advanced during FY2023, $2,849 million were fixed-rate loan advances with a weighted average fixed-rate term of 18 years. The weighted average term selected by our members on the long-term fixed-rate loans has continued to decline due to the elevated interest rate environment.

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

Debt Product Types

We offer various short- and long-term unsecured debt securities to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We also issue commercial paper, medium-term notes and collateral trust bonds in the capital markets. Additionally, we have access to funds under borrowing arrangements with banks, other noncapital markets and U.S. government agencies. Table 10 displays our primary funding sources and their selected key attributes.

Table 10: Debt—Debt Product Types

Debt Product Type	Maturity Range	Market	Secured/Unsecured
Short-term funding programs:
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Securities sold under repurchase agreements	1 to 90 days	Capital markets	Secured
Other funding programs:
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Collateral trust bonds(1)	Up to 30 years	Capital markets	Secured
Guaranteed Underwriter Program notes payable(2)	Up to 30 years	U.S. government	Secured
Farmer Mac notes payable(3)	Up to 30 years	Other noncapital markets	Secured
Other notes payable(4)	Up to 3 years	Other noncapital markets	Both
Subordinated deferrable debt(5)	Up to 45 years	Capital markets	Unsecured
Members’ subordinated certificates(6)	Up to 100 years	Members	Unsecured
Revolving credit agreements	Up to 5 years	Bank institutions	Unsecured
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
(4)Other notes payable consisted of unsecured and secured Clean Renewable Energy Bonds as of May 31, 2023. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement, which matured and was paid off in full during FY2024.
(5)Subordinated deferrable debt is subordinate and junior to senior debt and debt obligations we guarantee, but senior to subordinated certificates. We have the right at any time, and from time to time, during the term of the subordinated deferrable debt to suspend interest payments for a certain number of consecutive interest payment periods, as defined in the respective prospectus supplements. To date, we have not exercised our option to suspend interest payments. We also have the right to call the subordinated deferrable debt, in whole or in part, at par, either at certain intervals or any time five or 10 years after the issuance. The specific terms are detailed in each respective subordinated deferrable debt’s prospectus supplement.

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

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2024 and 2023. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Debt—Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2024		2023
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Change
Debt product type:
Commercial Paper:
Members, at par	$1,158,020	5.08%	$1,017,431	4.76%	$140,589
Dealer, net of discounts	504,631	5.41	1,293,167	5.32	(788,536)
Total commercial paper	1,662,651	5.18	2,310,598	5.07	(647,947)
Select notes to members	1,274,066	5.36	1,630,799	4.96	(356,733)
Daily liquidity fund notes to members	375,191	4.60	238,329	4.35	136,862
Medium-term notes:
Members, at par	879,626	5.39	731,809	4.31	147,817
Dealer, net of discounts	8,947,076	4.38	6,131,608	3.52	2,815,468
Total medium-term notes	9,826,702	4.47	6,863,417	3.60	2,963,285
Collateral trust bonds	6,739,921	3.49	7,577,973	3.46	(838,052)
Guaranteed Underwriter Program notes payable	6,491,814	3.27	6,720,643	3.09	(228,829)
Farmer Mac notes payable	3,863,510	4.34	3,149,898	3.92	713,612
Other notes payable	—	—	1,166	2.91	(1,166)
Subordinated deferrable debt	1,286,861	6.63	1,283,436	6.64	3,425
Members’ subordinated certificates:
Membership subordinated certificates	628,625	4.96	628,614	4.94	11
Loan and guarantee subordinated certificates	322,863	3.02	348,349	2.91	(25,486)
Member capital securities	246,163	5.01	246,163	5.01	—
Total members’ subordinated certificates	1,197,651	4.44	1,223,126	4.38	(25,475)
Total debt outstanding	$32,718,367	4.17%	$30,999,385	3.83%	$1,718,982

Security type:
Secured debt	52%		56%
Unsecured debt	48		44
Total	100%		100%

Funding source:
Members	15%		16%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	20		22
Farmer Mac notes payable	12		10
Total other non-capital markets	32		32
Capital markets	53		52
Total	100%		100%

Interest rate type:
Fixed-rate debt	82%		80%
Variable-rate debt	18		20
Total	100%		100%

Interest rate type including swaps impact:
Fixed-rate debt(1)	95%		94%
Variable-rate debt(2)	5		6
Total	100%		100%

Maturity classification:(3)
Short-term borrowings	13%		15%
Long-term and subordinated debt(4)	87		85
Total	100%		100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Debt outstanding totaled $32,718 million as of May 31, 2024, increased by $1,719 million, or 6%, from May 31, 2023, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper was $505 million as of May 31, 2024. We provide additional information on our financing activities for FY2024 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays member debt outstanding, by product type, as of May 31, 2024 and 2023.

Table 12: Debt—Member Investments

	May 31,				Change
	2024		2023
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,158,020	70%	$1,017,431	44%	$140,589
Select notes	1,274,066	100	1,630,799	100	(356,733)
Daily liquidity fund notes	375,191	100	238,329	100	136,862
Medium-term notes	879,626	9	731,809	11	147,817
Members’ subordinated certificates	1,197,651	100	1,223,126	100	(25,475)
Total member investments	$4,884,554		$4,841,494		$43,060

Percentage of total debt outstanding	15%		16%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 15% and 16% of total debt outstanding as of May 31, 2024 and 2023, respectively. Over the last three fiscal years, our member investments have averaged $5,046 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings decreased to $4,333 million as of May 31, 2024, from $4,546 million as of May 31, 2023, primarily driven by a decrease in outstanding dealer commercial paper, partially offset by an increase in short-term notes payable advanced under the Farmer Mac revolving purchase agreement and a slight increase in short-term member investments. Short-term borrowings accounted for 13% and 15% of total debt outstanding as of May 31, 2024 and 2023, respectively. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt increased to $28,386 million as of May 31, 2024, from $26,453 million as of May 31, 2023, primarily due to net increases of $2,828 million in dealer medium-term notes and $214 million in notes payable under the Farmer Mac revolving purchase agreement, partially offset by decreases of $229 million in notes payable under the Guaranteed Underwriter Program and repayments of $855 million of collateral trust bonds during FY2024. Long-term and subordinated debt accounted for 87% and 85% of total debt outstanding as of May 31, 2024 and 2023, respectively. We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note—Subordinated Deferrable Debt” in this Report.

Equity

Table 13 presents the components of total CFC equity and total equity as of May 31, 2024 and 2023.

Table 13: Equity

	May 31,		Change
(Dollars in thousands)	2024	2023
Equity components:
Membership fees and educational fund:
Membership fees	$968	$969	$(1)
Educational fund	2,608	2,565	43
Total membership fees and educational fund	3,576	3,534	42
Patronage capital allocated	928,232	1,006,115	(77,883)
Members’ capital reserve	1,455,564	1,202,152	253,412
Total allocated equity	2,387,372	2,211,801	175,571
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains(1)	342,624	92,363	250,261
Current fiscal year derivative forward value gains(1)	263,591	250,261	13,330
Current fiscal year-end cumulative derivative forward value gains(1)	606,215	342,624	263,591
Other unallocated net loss	(709)	(709)	—
Unallocated net income	605,506	341,915	263,591
CFC retained equity	2,992,878	2,553,716	439,162
Accumulated other comprehensive income (loss)	(1,416)	8,343	(9,759)
Total CFC equity	2,991,462	2,562,059	429,403
Noncontrolling interests	20,707	27,190	(6,483)
Total equity	$3,012,169	$2,589,249	$422,920
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 34 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 16—Business Segments” for the statements of operations for CFC.

The increase in total equity of $423 million to $3,012 million as of May 31, 2024 was attributable to our reported net income of $554 million for FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from the CFC Board of Directors’ authorized patronage capital retirements, as discussed above under “Executive Summary.”

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-up capital and to a cooperative educational fund. In addition, the District of Columbia cooperative law permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital. Pursuant to these provisions, the CFC Board of Directors is required to make annual allocations of net earnings, if any. CFC’s net earnings for determining allocations are based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures and Reconciliations.”

In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2024 to the cooperative educational fund. In July 2024, the CFC Board of Directors authorized the allocation of FY2024 adjusted net income as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve. In July 2024, the CFC Board of Directors also authorized the retirement of patronage capital totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for FY2024 and $17 million represented the portion of the allocation from fiscal year 1999 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $47 million to members in cash in the second quarter of fiscal year 2025. The remaining portion of the patronage capital allocation for FY2024 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023, and the remaining $25 million was allocated to the CFC members’ capital reserve during FY2024. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

In May 2023, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2023 to the cooperative educational fund. In July 2023 the CFC Board of Directors authorized the allocation of FY2023 adjusted net income as follows: $110 million to members in the form of patronage capital and $140 million to the members’ capital reserve. In July 2023, the CFC Board of Directors also authorized the retirement of patronage capital totaling $72 million, of which $55 million represented 50% of the patronage capital allocation for FY2023 and $17 million represented the portion of the allocation from fiscal year 1998 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2023. The remaining portion of the patronage capital allocation for FY2023 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 44 of the last 45 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. During FY2024, the CFC Board of Directors approved a change in the allocation of net earnings that would allow us to retain additional earnings and help in effectively managing our adjusted debt-to-equity ratio. As a result of this change, we retained 79% of adjusted net income for FY2024 in members’ capital reserve, compared with 56% for FY2023.

ENTERPRISE RISK MANAGEMENT

Overview

CFC has an Enterprise Risk Management (“ERM”) framework that is designed to identify, assess, monitor and manage the risks we assume in conducting our activities to serve the financial needs of our members. We face a variety of potential internal and external risks that can significantly affect our financial condition, liquidity position, reputation and ability to meet the expectations of our members, investors and other stakeholders. As a financial services company, the major categories of risk exposures inherent in our business activities include credit risk, liquidity risk, market risk and operational risk. These risk categories are summarized below.

•Credit risk is the risk that a borrower or other counterparty will be unable to meet its obligations in accordance with agreed-upon terms.

•Liquidity risk is the risk that we will be unable to fund our operations and meet our contractual financial obligations or that we will be unable to fund new loans to borrowers at a reasonable cost and tenor in a timely manner.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required to retain our investment-grade credit ratings on our rated debt instruments. In line with this, we have established a risk-management framework designed to oversee the key risks encountered in our operations and the maximum level of risk we are prepared to undertake, known as risk tolerance. This also includes risk limits and guidelines that are in alignment with CFC’s mission and strategic objectives.

Risk-Management Framework

Our ERM framework consists of a defined policy and process for managing key risks in alignment with CFC’s mission and the CFC Board of Director’s strategic objectives. The board of directors has responsibility for the oversight and strategic direction of the ERM framework and has adopted a comprehensive risk-management policy that describes the roles and responsibilities of the board and management within this framework for identifying and managing risks. In fulfilling its risk-management oversight duties, the board of directors receives periodic reports on business activities and risk-management activities from management, and periodically reviews important trends and emerging developments across key risks determined by management at its meetings. The CFC board also establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than six directors that reviews the performance of the loan portfolio in accordance with those policies. For additional information about the role of the CFC Board of Directors in risk governance and oversight, see “Item 10. Directors, Executive Officers and Corporate Governance.”

The Enterprise Risk Group reports to the Chief Risk Officer and collectively provides independent oversight and support in the establishment of CFC’s ERM framework, and is responsible for establishing and maintaining internal controls to mitigate key risks. In addition, we have a number of management-level risk oversight committees across the organization and groups within the organization that have a defined set of authorities and responsibilities specific to one or more risk types, including the Corporate Credit Committee, Asset Liability Committee, Cybersecurity Committee, Investment Management Committee, Information Technology Steering Committee and Disclosure Committee. The Chief Risk Officer provides reports to the CFC Board of Directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing key risks at CFC given the ERM framework; management’s responses and mitigation plan for any critical business risk trending negatively or exceeding prevailing risk limits and guidelines as identified during the risk assessment process; the status of any gaps or deficiencies in the ERM process; CFC’s overall risk universe profile and important trends; and emerging risks and opportunities previously not identified or reported.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain nonlending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and investment in debt and equity securities.

Credit Risk Management

We manage credit risk related to our loan portfolio consistent with credit policies established by the CFC Board of Directors and through credit underwriting, approval and monitoring processes and practices adopted by management. Our board-established credit policies include guidelines regarding the types of credit products we offer, limits on credit we extend to individual borrowers, approval authorities delegated to management, and use of syndications and loan sales. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility. We review and update the risk ratings at least annually. Assigned risk ratings inform our credit approval, borrower monitoring and portfolio review processes. Our Corporate Credit Committee approves individual credit actions within its own authority and, together with our Enterprise Risk Group, establishes standards for credit underwriting, oversees credits deemed to be higher risk, reviews assigned risk ratings for accuracy, and monitors the overall credit quality and performance statistics of our loan portfolio.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 88% and 87% of total loans outstanding as of May 31, 2024 and 2023, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, distribution and power supply borrowers also are required to set rates charged to customers to achieve certain specified financial ratios. Table 14 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of May 31, 2024 and 2023. Of our total loans outstanding, 92% were secured as of both May 31, 2024 and 2023.

Table 14: Loans—Loan Portfolio Security Profile

	May 31, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,114,323	93%	$1,990,140	7%	$27,104,463
Power supply	4,836,612	86	805,286	14	5,641,898
Statewide and associate	215,229	91	22,117	9	237,346
Total CFC	30,166,164	91	2,817,543	9	32,983,707
NCSC:
Electric	921,321	97	24,559	3	945,880
Telecom	554,797	93	43,800	7	598,597
Total NCSC	1,476,118	96	68,359	4	1,544,477
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184

Loan type:
Long-term loans:
Fixed rate	$30,118,544	100%	$147,499	—%	$30,266,043
Variable rate	838,045	100	1,413	—	839,458
Total long-term loans	30,956,589	100	148,912	—	31,105,501
Line of credit loans	685,693	20	2,736,990	80	3,422,683
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184

	May 31, 2023
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$23,736,624	93%	$1,700,453	7%	$25,437,077
Power supply	4,633,558	85	803,684	15	5,437,242
Statewide and associate	157,342	79	43,026	21	200,368
Total CFC	28,527,524	92	2,547,163	8	31,074,687
NCSC:
Electric	925,925	97	30,949	3	956,874
Telecom	462,209	95	25,579	5	487,788
Total NCSC	1,388,134	96	56,528	4	1,444,662
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349

Loan type:
Long-term loans:
Fixed rate	$28,203,752	99%	$167,606	1%	$28,371,358
Variable rate	1,022,841	100	1,812	—	1,024,653
Total long-term loans	29,226,593	99	169,418	1	29,396,011
Line of credit loans	689,065	22	2,434,273	78	3,123,338
Total loans outstanding(1)	$29,915,658	92	$2,603,691	8	$32,519,349

____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of May 31, 2024 and 2023, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $33,930 million and $32,032 million as of May 31, 2024 and 2023, respectively, and represented approximately 98% and 99% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $114 million and $123 million as of May 31, 2024 and 2023, respectively.

Single-Obligor Concentration

Table 15 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of May 31, 2024 and 2023. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of May 31, 2024, compared with 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2024 and 2023.

Table 15: Loans—Loan Exposure to 20 Largest Borrowers

	May 31,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,583,422	13%	$3,600,193	11%
Power supply	2,090,648	6	2,782,098	9
Total CFC	6,674,070	19	6,382,291	20
NCSC Electric	177,238	1	205,321	—
Total loan exposure to 20 largest borrowers	6,851,308	20	6,587,612	20
Less: Loans covered under Farmer Mac standby purchase commitment	(226,171)	(1)	(266,754)	(1)
Net loan exposure to 20 largest borrowers	$6,625,137	19%	$6,320,858	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $370 million and $436 million as of May 31, 2024 and 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $226 million and $267 million as of May 31, 2024 and 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 885 and 884 as of May 31, 2024 and 2023, respectively, located in 49 states and the District of Columbia. Of the 885 and 884 borrowers with loans outstanding as of May 31, 2024 and 2023, respectively, 50 and 52 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 and 69 borrowers with loans outstanding as of May 31, 2024 and 2023, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,768 million and $5,529 million as of May 31, 2024 and 2023, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $126 million and $155 million as of May 31, 2024 and 2023, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,642 million and $5,373 million as of each respective date. See “Note 4—Loans” for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Table 16 provides a breakdown, by state or U.S. territory, of the total number of borrowers with loans outstanding as of May 31, 2024 and 2023 and the outstanding loan exposure to borrowers in each jurisdiction as a percentage of total loans outstanding of $34,528 million and $32,519 million as of May 31, 2024 and 2023, respectively.

Table 16: Loans—Loan Geographic Concentration

	May 31,
	2024		2023
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Alabama	23	2.62%	21	2.50%
Alaska	16	3.19	16	3.40
Arizona	10	1.29	10	1.15
Arkansas	23	3.77	22	3.39
California	4	0.11	4	0.13
Colorado	27	5.37	27	5.22
Delaware	3	0.18	3	0.22
District of Columbia	1	0.03	1	0.06
Florida	21	3.97	19	3.96
Georgia	41	5.59	45	5.39
Hawaii	2	0.24	2	0.27
Idaho	10	0.34	10	0.34
Illinois	29	3.12	31	3.02
Indiana	41	3.87	40	3.84
Iowa	37	2.38	36	2.37
Kansas	27	3.28	28	3.43
Kentucky	22	2.56	23	2.84
Louisiana	9	1.68	8	1.96
Maine	3	0.06	3	0.07
Maryland	2	1.50	2	1.39
Massachusetts	1	0.17	1	0.19
Michigan	10	1.90	11	1.73
Minnesota	44	1.87	44	2.06
Mississippi	22	2.04	22	2.13
Missouri	43	5.71	43	5.58
Montana	22	0.86	21	0.76
Nebraska	10	0.12	9	0.08
Nevada	7	0.59	7	0.70
New Hampshire	2	0.52	2	0.38
New Jersey	2	0.07	2	0.07
New Mexico	10	0.16	11	0.16
New York	16	0.38	19	0.44
North Carolina	26	2.72	26	2.76
North Dakota	16	2.49	15	2.66
Ohio	26	2.00	27	2.00
Oklahoma	27	3.32	24	3.31
Oregon	20	1.22	18	1.52
Pennsylvania	15	1.75	15	1.74
Rhode Island	1	0.03	1	0.03
South Carolina	22	2.80	23	2.54
South Dakota	28	0.74	29	0.60
Tennessee	22	0.95	19	0.79
Texas	67	16.71	69	17.00
Utah	4	0.65	4	0.80
Vermont	4	0.15	4	0.15
Virginia	18	1.18	18	1.17
Washington	10	0.87	9	0.92
West Virginia	2	0.03	2	0.03
Wisconsin	27	1.90	26	1.84
Wyoming	10	0.95	12	0.91
Total	885	100.00%	884	100.00%

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had one loan modification to an NCSC telecom borrower experiencing financial difficulty during FY2024. This loan received a term extension and had an amortized cost of $3 million as of May 31, 2024, representing 1% of the NCSC telecom loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of May 31, 2024, consisting of one NCSC telecom loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

Prior to the Adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, and as of May 31, 2023, we had loans outstanding to two borrowers totaling $8 million classified as performing TDR loans and on accrual status, and loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans which were on non-accrual status. During FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we had not had any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

See “Note 4—Loans” for additional information on loan modifications to borrowers experiencing financial difficulty and TDR loans prior to the adoption of ASU 2022-02. Also refer to “Note 1—Summary of Significant Accounting Policies” for information on the adoption of ASU 2022-02.

Nonperforming Loans

We classify loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan are past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. Table 17 presents the outstanding balance of nonperforming loans, by member class, as of May 31, 2024 and 2023.

Table 17: Loans—Nonperforming Loans

	May 31,
	2024			2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
CFC—Power supply	1	$48,669	0.14%	2	$89,334	0.27%
Total nonperforming loans	1	$48,669	0.14%	2	$89,334	0.27%
____________________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

Nonperforming loans totaled $49 million as of May 31, 2024, a decrease of $40 million from May 31, 2023, due to the receipts of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding and a $36 million payment on the outstanding nonperforming loan during FY2024.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally, the amount of a charge-off is the recorded investment in excess of the discounted expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged-off loans.

We had no charge-offs during FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during FY2024. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during FY2024. The additional payments received totaling $1 million were recorded as net loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts during FY2024. In comparison, we experienced net charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek nonperforming loans during FY2023, which resulted in an annualized net charge-off rate of 0.05% for FY2023. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

In our 55-year history, we have experienced only 18 defaults in our electric utility loan portfolio. Of the 18 defaults, one remains unresolved with an expected ultimate resolution date in calendar year 2025; nine resulted in no loss; and eight resulted in cumulative net charge-offs of $100 million. Of this amount, $81 million was attributable to seven electric power supply cooperatives and $19 million was attributable to one electric distribution cooperative. We historically have experienced high recovery rates for our electric loan portfolio. This can be attributed to several factors: (i) the unique organizational structure and operating environment of rural electric utility cooperatives, (ii) our lending policy that typically mandates a senior security position on borrowers’ assets and revenue for long-term loans, (iii) the significant investment our member-borrowers have in CFC and (iv) our collaborative approach when working with members in the event of a default. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

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

Criticized loans totaled $249 million and $323 million as of May 31, 2024 and 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $74 million in criticized loans was due primarily to loan payments received from Brazos, Brazos Sandy Creek and one CFC electric power supply borrower in the doubtful category, and a decrease in loans outstanding for one CFC electric distribution borrower in the special mention category during FY2024. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2024. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

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

Table 18 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of May 31, 2024 and 2023 and the allowance components as of each date.

Table 18: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	May 31,
	2024			2023
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)
Member class:
CFC:
Distribution	$27,104,463	$15,954	0.06%	$25,437,077	$14,924	0.06%
Power supply	5,641,898	25,583	0.45	5,437,242	33,306	0.61
Statewide and associate	237,346	1,189	0.50	200,368	1,194	0.60
Total CFC	32,983,707	42,726	0.13	31,074,687	49,424	0.16
NCSC:
Electric	945,880	3,937	0.42	956,874	2,464	0.26
Telecom	598,597	2,063	0.34	487,788	1,206	0.25
Total NCSC	1,544,477	6,000	0.39	1,444,662	3,670	0.25
Total	$34,528,184	$48,726	0.14	$32,519,349	$53,094	0.16

Allowance components:
Collective allowance	$34,472,276	$31,556	0.09%	$32,398,910	$27,335	0.08%
Asset-specific allowance	55,908	17,170	30.71	120,439	25,759	21.39
Total	$34,528,184	$48,726	0.14	$32,519,349	$53,094	0.16

Allowance coverage ratios:
Nonaccrual loans (3)	$48,669		100.12%	$112,209		47.32%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period-end. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of May 31, 2024 and 2023, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period-end divided by the related loans outstanding at period-end.
(3)Calculated based on the total allowance for credit losses at period-end divided by loans outstanding on nonaccrual status at period-end. Nonaccrual loans represented 0.14% and 0.35% of total loans outstanding as of May 31, 2024 and 2023, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of May 31, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in collective allowance of $4 million. The decrease in the asset-specific allowance was primarily attributable to an increase in the actual and expected payments on a nonperforming CFC power supply loan. The increase in the collective allowance was primarily due to loan portfolio growth, a slight decline in the overall credit quality of our loan portfolio, and slightly higher expected default rates derived from a third-party utility sector default data used in estimating the allowance for credit losses.

We discuss our methodology for estimating the allowance for credit losses under the current expected credit loss (“CECL”) model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in the below section “Critical Accounting Estimates” of this Report. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

Counterparty Credit Risk

In addition to credit exposure from our borrowers, we enter into other types of financial transactions in the ordinary course of business that expose us to counterparty credit risk, primarily related to transactions involving our cash and cash equivalents, securities held in our investment securities portfolio and derivatives. We mitigate our risk by only entering into these transactions with counterparties with investment-grade ratings, establishing operational guidelines and counterparty exposure limits and monitoring our counterparty credit risk position. We evaluate our counterparties based on certain quantitative and qualitative factors, and periodically assign internal risk rating grades to our counterparties.

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $280 million and $318 million, respectively, as of May 31, 2024. The primary credit exposure associated with investments held in our investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of May 31, 2024, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2023.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2024 and 2023, and from AA- to BBB+ and AA- to A- by S&P as of May 31, 2024 and 2023, respectively. The total outstanding notional amount of derivatives with these counterparties was $7,366 million and $7,816 million as of May 31, 2024 and 2023, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of our derivatives as of May 31, 2024 and 2023, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 10—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $611 million and $349 million as of May 31, 2024 and 2023, respectively.

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

In addition to cash on hand and investment securities, our primary sources of funds include member loan principal repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, a revolving note purchase agreement with Farmer Mac and proceeds from debt issuances to members and in the public capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Liquidity Risk Management

Our liquidity risk management framework is designed to meet our liquidity objectives of providing a reliable source of funding to members, meet maturing debt and other financial obligations, issue new debt and fund our operations on a cost-effective basis under normal operating conditions as well as under CFC-specific and/or market stress conditions. Our Asset Liability Committee establishes guidelines that are intended to ensure we maintain sufficient, diversified sources of liquidity to cover potential funding requirements as well as unanticipated contingencies. Our Treasury and Finance Group develops strategies to manage our targeted liquidity position, projects our funding needs under various scenarios, including adverse circumstances, and monitors our liquidity position on an ongoing basis.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 19 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities as of May 31, 2024 and 2023.

Table 19: Available Liquidity

	May 31,
	2024			2023
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$280	$—	$280	$199	$—	$199
Debt securities investment portfolio(1)	281	—	281	475	—	475
Total cash and investment debt securities	561	—	561	674	—	674
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,800	2	$2,798	2,600	2	2,598
Guaranteed Underwriter Program committed facilities—secured(3)	9,923	8,723	1,200	9,473	8,448	1,025
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,864	2,136	6,000	3,150	2,850
Total committed credit facilities	18,723	12,589	6,134	18,073	11,600	6,473
Total available liquidity	$19,284	$12,589	$6,695	$18,747	$11,600	$7,147
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period-end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both May 31, 2024 and 2023, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 20 presents our primary liquidity coverage ratios as of May 31, 2024 and 2023 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 20: Liquidity Coverage Ratios

	May 31,
(Dollars in millions)	2024	2023
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,695	$7,147
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,333	4,546
Long-term and subordinated debt scheduled to mature over next 12 months	2,676	2,383
Total debt scheduled to mature over next 12 months	7,009	6,929
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(314)	$218

Liquidity coverage ratio	0.96	1.03

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,695	$7,147
Total debt scheduled to mature over next 12 months	7,009	6,929
Exclude: Member short-term investments (4)	(3,328)	(3,253)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	3,681	3,676
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$3,014	$3,471

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.82	1.94
___________________________
(1)Calculated based on available liquidity at period-end divided by total debt scheduled to mature over the next 12 months at period-end.
(2)Total available liquidity is presented above in Table 19.
(3)Calculated based on available liquidity at period-end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(4)Member short-term investments include commercial paper sold directly to members, selected notes, daily liquidity fund note and short-term medium-term notes sold to members. See Table 22: Short-Term Borrowings — Outstanding Amount and Weighted-Average Interest Rates below for additional information.

As presented in Table 20 above, our available liquidity of $6,695 million as of May 31, 2024 was $314 million below our total scheduled debt obligations over the next 12 months of $7,009 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $3,328 million, dealer commercial paper of $505 million and Farmer Mac notes payable of $500 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $2,676 million consist of debt maturities and scheduled debt payment amounts, of which, $140 million was from member investments.

We believe we can continue to roll over our member short-term investments of $3,328 million as of May 31, 2024, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,530 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of May 31, 2024 was $3,014 million in excess of, or 1.8 times over, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $3,681 million. In addition, we expect to receive $1,552 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. Our debt securities investment portfolio is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both May 31, 2024 and 2023; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $37 million and $35 million as of May 31, 2024 and 2023, respectively, consisting primarily of preferred stock securities that are not as readily redeemable; therefore, we excluded the equity securities from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,723 million and $18,073 million as of May 31, 2024 and 2023, respectively, and the aggregate amount available for access totaled $6,134 million and $6,473 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 21 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of May 31, 2024.

Table 21: Committed Bank Revolving Line of Credit Agreements

	May 31, 2024
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) and use the proceeds to extend new loans to our members and refinance existing member debt. As part of the program, we pay fees based on our outstanding borrowings that are intended to help fund the USDA Rural Economic Development Loan and Grant program, and thereby support additional investment in rural economic development projects. The borrowings under this program are guaranteed by RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

On December 19, 2023, we closed on a $450 million Series U committed loan facility from the FFB under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2028. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. The closing of this facility increased our total committed borrowing amount under the Guaranteed Underwriter Program to $9,923 million as of May 31, 2024, from $9,473 million as of May 31, 2023.

As displayed in Table 19, we had accessed $8,723 million under the Guaranteed Underwriter Program and up to $1,200 million was available for borrowing as of May 31, 2024. Of the $1,200 million available borrowing amount, $750 million is available for advance through July 15, 2027 and $450 million is available for advance through July 15, 2028. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,492 million as of May 31, 2024.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac, under which we can borrow up to $6,000 million from Farmer Mac, at any time, subject to market conditions through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of nonrenewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement.

Under this agreement, we had outstanding secured notes payable totaling $3,864 million and $3,150 million as of May 31, 2024 and 2023, respectively. We borrowed $500 million in short-term notes payable and $300 million in long-term notes payable under this note purchase agreement with Farmer Mac during FY2024. As displayed in Table 19, the amount available for borrowing under this agreement was $2,136 million as of May 31, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding, under this agreement. Subsequent to the fiscal year ended May 31, 2024, we borrowed $200 million in long-term notes payable under the Farmer Mac note purchase agreement.

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

Table 22: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates

	May 31,
	2024		2023
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$504,631	5.41%	$1,293,167	5.32%
Commercial paper sold directly to members, at par	1,158,020	5.08	1,017,431	4.76
Total commercial paper	1,662,651	5.18	2,310,598	5.07
Select notes to members	1,274,066	5.36	1,630,799	4.96
Daily liquidity fund notes to members	375,191	4.60	238,329	4.35
Medium-term notes sold to members	520,782	5.79	366,549	4.64
Farmer Mac notes payable (1)	500,000	5.87	—	—
Total short-term borrowings outstanding	$4,332,690	5.34	$4,546,275	4.96
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

Short-term borrowings decreased by $213 million to $4,333 million as of May 31, 2024, from $4,546 million as of May 31, 2023, and accounted for 13% and 15% of total debt outstanding as of each respective date. The weighted-average cost of our outstanding short-term borrowings increased to 5.34% as of May 31, 2024, from 4.96% as of May 31, 2023. The weighted-average maturity of our short-term borrowings increased to 49 days as of May 31, 2024, from 44 days as of May 31, 2023.

Member investments have historically been our primary source of short-term borrowings. Table 23 displays the composition, by funding source, of our short-term borrowings as of May 31, 2024 and 2023. As indicated in Table 23, members’ investments represented 77% and 72% of our outstanding short-term borrowings as of May 31, 2024 and 2023, respectively.

Table 23: Short-Term Borrowings—Funding Sources

	May 31,
	2024		2023
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$3,328,059	77%	$3,253,108	72%
Farmer Mac notes payable	500,000	11	—	—
Capital markets	504,631	12	1,293,167	28
Total	$4,332,690	100%	$4,546,275	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-period amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding was $505 million and $1,293 million as of May 31, 2024 and 2023, respectively.

See “Note 6—Short-Term Borrowing” for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $28,386 million and $26,453 million as of May 31, 2024 and 2023, respectively, and accounted for 87% and 85% of total debt outstanding as of each respective date. See Table 24 below for a summary of our long-term and subordinated debt issuances and repayments during FY2024.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 24 summarizes long-term and subordinated debt issuances and repayments during FY2024.

Table 24: Long-Term and Subordinated Debt—Issuances and Repayments

	Year Ended May 31, 2024
(Dollars in thousands)	Issuances	Repayments (1)
Debt product type:
Collateral trust bonds	$—	$855,000
Guaranteed Underwriter Program notes payable	275,000	503,829
Farmer Mac notes payable	300,000	86,387
Medium-term notes sold to members	179,825	186,241
Medium-term notes sold to dealers	3,786,655	958,868
Other notes payable	—	1,169
Subordinated deferrable debt	100,000	100,000
Members’ subordinated certificates	103	25,579
Total	$4,641,583	$2,717,073
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

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $32,718 million as of May 31, 2024, $17,095 million, or 52%, was secured by pledged loans totaling $21,403 million. In comparison, of our total debt outstanding of $30,999 million as of May 31, 2023, $17,450 million, or 56%, was secured by pledged loans totaling $21,038 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 25 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of May 31, 2024 and 2023.

Table 25: Collateral Pledged

	Requirement Coverage Ratios		Actual Coverage Ratios(1)
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	May 31,
			2024	2023
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	128%	115%
Collateral trust bonds 2007 indenture	100	150	129	114
Guaranteed Underwriter Program notes payable	100	150	124	117
Farmer Mac notes payable	100	150	115	136
Clean Renewable Energy Bonds Series 2009A(2)	100	150	—	129
____________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2)Collateral includes cash pledged. Clean renewable energy bonds series 2009A matured and was paid off in full as of May 31, 2024.

Table 26 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2024 and 2023.

Table 26: Loans—Unencumbered Loans

	May 31,
(Dollars in thousands)	2024	2023
Total loans outstanding(1)	$34,528,184	$32,519,349
Less: Loans required to be pledged under secured debt agreements(2)	(17,293,035)	(17,664,350)
Loans pledged in excess of required amount(2)(3)	(4,110,051)	(3,373,580)
Total pledged loans	(21,403,086)	(21,037,930)
Unencumbered loans	$13,125,098	$11,481,419
Unencumbered loans as a percentage of total loans outstanding	38%	35%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of May 31, 2024 and 2023, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 26, we had excess loans pledged as collateral totaling $4,110 million and $3,374 million as of May 31, 2024 and 2023, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Member Loan Repayments

Table 27 displays future scheduled loan principal payment amounts, by member class and by loan type, on loans outstanding as of May 31, 2024, disaggregated by amounts due (i) in one year or less; (ii) after one year up to five years; (iii) after five years up to 15 years; and (iv) after 15 years.

Table 27: Loans—Scheduled Principal Payments

	May 31, 2024
(Dollars in thousands)	Due ≤ 1 Year	Due > 1 Year Up to 5 Years	Due > 5 Years Up to 15 Years	Due After 15 Years	Total
Member class:
CFC:
Distribution	$2,942,824	$5,240,190	$10,645,585	$8,275,864	$27,104,463
Power supply	295,174	1,813,131	2,091,203	1,442,390	5,641,898
Statewide and associate	23,330	108,059	40,313	65,644	237,346
Total CFC	3,261,328	7,161,380	12,777,101	9,783,898	32,983,707
NCSC:
Electric	139,302	391,094	342,586	72,898	945,880
Telecom	79,196	302,232	217,169	—	598,597
Total NCSC	218,498	693,326	559,755	72,898	1,544,477
Total loans outstanding	$3,479,826	$7,854,706	$13,336,856	$9,856,796	$34,528,184

Loan type:
Fixed rate	$1,500,502	$6,048,514	$13,150,004	$9,567,023	$30,266,043
Variable rate	1,979,324	1,806,192	186,852	289,773	4,262,141
Total loans outstanding	$3,479,826	$7,854,706	$13,336,856	$9,856,796	$34,528,184

Contractual Obligations

Our contractual obligations affect both our short- and long-term liquidity needs. Our most significant contractual obligations include scheduled payments on our debt obligations. Table 28 displays scheduled amounts due on our debt obligations as of May 31, 2024 and the expected timing of these payments. The amounts presented reflect undiscounted future cash payment amounts due pursuant to these obligations, aggregated by the type of contractual obligation. The table excludes certain obligations that are short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 28: Contractual Obligations(1)

	Payments Due by Period
(Dollars in thousands)	In 1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years	Total
Short-term borrowings	$4,332,690	$—	$—	$—	$4,332,690
Long-term debt	2,670,143	6,735,020	4,915,276	11,811,953	26,132,392
Subordinated deferrable debt	—	—	—	1,300,000	1,300,000
Members’ subordinated certificates(2)	5,376	67,099	11,510	1,113,658	1,197,643
Total long-term and subordinated debt	2,675,519	6,802,119	4,926,786	14,225,611	28,630,035
Finance leases	524	1,072	1,210	628	3,434
Contractual interest on long-term debt(3)	1,075,675	1,873,126	1,428,104	5,963,387	10,340,292
Total	$8,084,408	$8,676,317	$6,356,100	$20,189,626	$43,306,451
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2 Member loan subordinated certificates totaling $135 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $8 million in FY2024 and represented 6% of amortizing loan subordinated certificates outstanding.
(3) Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2024, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2024 until maturity, and redeemable debt continues to accrue interest until its contractual maturity.

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

Projected Near-Term Sources and Uses of Funds

Table 29 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of May 31, 2024 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments, are intended to serve as a backup source of liquidity.

Table 29: Liquidity—Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

1Q FY 2025	$600	$396	$996	$385	$742	$1,127
2Q FY 2025	1,063	376	1,439	995	665	1,660
3Q FY 2025	2,022	388	2,410	1,453	982	2,435
4Q FY 2025	465	392	857	512	791	1,303
1Q FY 2026	534	402	936	479	752	1,231
2Q FY 2026	1,321	402	1,723	1,148	752	1,900
Total	$6,005	$2,356	$8,361	$4,972	$4,684	$9,656
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended November 30, 2025.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 29, we currently project long-term advances of $3,180 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,552 million, resulting in net long-term loan growth of approximately $1,628 million over the next 12 months.

The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. During FY2024, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Table 30 displays our credit ratings as of May 31, 2024, which remain unchanged as of the date of this Report.

Table 30: Credit Ratings

May 31, 2024
CFC credit ratings and outlook:	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Ratings and outlook confirmation date	February 21, 2024	December 7, 2023	September 22, 2023
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 11.01 as of May 31, 2024, from 12.14 as of May 31, 2023, primarily due to an increase in equity from our reported net income of $554 million for FY2024, which was partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from the CFC Board of Directors’ authorized patronage capital retirements during FY2024.

While our goal is to maintain an adjusted debt-to-equity ratio of approximately 6-to-1, the adjusted debt-to-equity ratio increased to 6.24 as of May 31, 2024, from 6.04 as of May 31, 2023, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $289 million for FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from the CFC Board of Directors’ authorized patronage capital retirements during FY2024. During FY2024, CFC Board of Directors approved a change in the allocation of net earnings that would allow us to retain additional earnings and help in effectively managing our adjusted debt-to-equity ratio. As a result of this change, we retained 79% of adjusted net income for FY2024 in members’ capital reserve, compared with 56% for FY2023.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2024.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,628 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period. Although the yield curve is expected to remain inverted throughout calendar year 2024, given the expected drop in short-term interest rates, the yield curve inversion is expected to narrow in 2024 and end in 2025.

Based on our current forecast assumptions, which includes three federal funds rate cuts of 25 basis point each during the fiscal year ended May 31, 2025, we project increases in our reported net interest income and reported net interest yield over the next 12 months compared to the 12-month period ended May 31, 2024. We also project decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended May 31, 2024, primarily due to the current yield curve assumptions and our balance sheet position.

Table 31 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of May 31, 2024 and 2023. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 31: Interest Rate Sensitivity Analysis

	May 31, 2024			May 31, 2023
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(3.10)%	3.22%	(5.12)%	(4.41)%	4.70%	(5.88)%
Derivative cash settlements	11.25%	(11.25)%	9.31%	11.50%	(11.58)%	9.38%
Adjusted net interest income(2)	8.15%	(8.04)%	4.20%	7.09%	(6.88)%	3.50%
____________________________
(1)The actual impact on our reported and adjusted net interest income may differ significantly from the sensitivity analysis presented.
(2)We include net periodic derivative cash settlement interest amounts as a component of interest expense in deriving adjusted net interest income. See the section “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of the non-GAAP financial measures presented in this Report to the most comparable U.S. GAAP financial measures.

The changes in the sensitivity measures between May 31, 2024 and 2023 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 31 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of May 31, 2024, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of May 31, 2024, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap narrowed slightly to negative 1.13 months as of May 31, 2024, from negative 1.34 months as of May 31, 2023 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The narrowing of the duration gap is primarily due to slightly shorter duration liabilities funding interest earning assets.

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

OPERATIONAL RISK

Operational risk represents the risk of loss resulting from certain risk classifications, including, but not limited to, the execution of unauthorized transactions by employees; reputation risk; talent management (e.g., the inability to retain or attract sufficiently qualified employees); errors relating to loan documentation, transaction processing and technology; the inability to perfect liens on collateral; breaches of internal control and information systems; and the risk of fraud by employees or persons outside the company. Potential legal actions that could arise as a result of operational deficiencies, noncompliance with covenants in our revolving credit agreements and indentures, employee misconduct or adverse business decisions are also considered part of operational risk. In the event of a breakdown in internal controls, improper access to or operation of systems or improper employee actions, we could incur financial loss. Operational risk also includes breaches of technology and information systems resulting from unauthorized access to confidential or sensitive information or from internal or external threats, such as cyberattacks, whether on our technology infrastructure or in relation to third-party vendors that store confidential or sensitive internal data. Furthermore, third-party risk is another important component of our operational risk focus requiring identification, assessment and mitigation of critical risks arising from relationships with third-party vendors, suppliers, partners, service providers and contractors. Not having a set of practices to increase the visibility of third-party risk, including performing due diligence on current and new vendors through standardized questionnaires and forms, creating a risk register for recorded risks and implementing risk prioritization, would potentially expose CFC to externally generated operational risks that could disrupt our standard operating environment.

Operational risk is inherent in all business activities. The measurement, assessment and effective management of such risk is important to the achievement of our objectives. Operational risk is a core component of CFC’s Enterprise Risk Management framework and is governed by the CFC Board of Directors while management oversight of the risk is the responsibility of the Chief Risk Officer. We maintain related risk guidelines and limits, business policies and procedures, employee training, an internal control framework, a comprehensive business continuity and disaster recovery plan, as well as a detailed third-party risk management program that are collectively intended to provide a sound operational environment. Our business policies and controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, and the nature of our businesses, while also considering factors such as competition and regulation. Corporate Compliance monitors compliance with established procedures and applicable laws that are designed to ensure adherence to generally accepted conduct, ethics and business practices defined in our corporate policies. We provide employee compliance training programs, including information protection, Regulation FD (“Fair Disclosure”) compliance and operational risk. Internal Audit examines the design and operating effectiveness of our operational, compliance and financial reporting internal controls on an ongoing basis.

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

Our cybersecurity risk-management efforts are a core component of our overall enterprise risk management framework and CFC’s operational risk oversight. We provide more information on our cybersecurity risk management and strategy as well as cybersecurity governance in “Item 1C. Cybersecurity.”

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

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well controlled and applied consistently from period to period. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio.”

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

Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. We perform an annual comprehensive review of each of our borrowers, following the receipt of the borrower’s annual audited financial statements, to reassess the borrower’s risk rating. In addition, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our Enterprise Risk Group and Corporate Credit Committee review and provide rigorous oversight and governance around our internally assigned risk ratings to ensure the ratings process is consistent. In addition, we engage third-party credit risk management experts to conduct an independent annual review of our risk rating system to validate its overall integrity. This review involves an evaluation of the accuracy and timeliness of individual risk ratings and the overall effectiveness of our risk-rating framework relative to the risk profile of our credit exposures. While we have a robust risk-rating process, changes in our borrower risk ratings may not always directly coincide with changes in the risk profile of an individual borrower due to the timing of the rating process and a potential lag in the receipt of information necessary to evaluate the impact of emerging developments and current conditions on the risk ratings of our borrower. Although our allowance for credit losses is sensitive to each key input, shifts in the credit risk ratings of our borrowers generally have the most notable impact on our allowance for credit losses.

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

As discussed in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 18 defaults in its 55-year history, and prior to Brazos and Brazos Sandy Creek we had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss experience serves as a more reliable estimate of loss severity than third-party data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

We generally consider nonperforming loans as well as loans that have been modified with borrowers experiencing financial difficulty for individual evaluation given the risk characteristics of such loans and establish an asset-specific allowance for these loans. The key assumptions in determining our asset-specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include measuring the amount and timing of future cash flows for individually evaluated loans that are not collateral-dependent and estimating the value of the underlying collateral for individually evaluated loans that are collateral-dependent.

The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during FY2024.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for credit losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for credit losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance for credit losses as of May 31, 2024.

•A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $3 million.
•A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $9 million.
•A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $34 million, while a one-notch upgrade would result in a decrease of approximately $19 million.

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

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as a critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in this Report. We provide additional information on the allowance for credit losses under the sections “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

Statements of Operations Non-GAAP Financial Measures

One of our primary performance measures is TIER, which is a measure indicating our ability to cover the interest expense requirements on our debt. TIER is calculated by adding the interest expense to net income and dividing that total by the interest expense. We adjust the TIER calculation to add the derivative cash settlements income (expense) to the interest expense and to remove the derivative forward value gains (losses) and foreign currency adjustments from total net income. Adding the cash settlements income (expense) back to interest expense also has a corresponding effect on our adjusted net interest income.

We use derivatives to manage interest rate risk on our funding of the loan portfolio. The derivative cash settlements income (expense) represents the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported interest expense to include the derivative cash settlements income (expense). We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements income (expense) represents our total cost of funding for the period. TIER, calculated by adding the derivative cash settlements income (expense) to the interest expense, reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present-value estimate of the future cash inflows or outflows that will be recognized as net cash settlements income (expense) for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2024 and 2023, there were no foreign currency derivative instruments outstanding. For operational management and decision-making purposes, we subtract derivative forward value gains (losses) and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. In addition, since the derivative forward value gains (losses) and foreign currency adjustments do not represent current-period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value gains (losses) and foreign currency adjustments from net income in calculating the amount of net income to be allocated to our members. TIER, calculated by excluding the derivative forward value gains (losses) and foreign currency adjustments from net income, reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

Net Income and Adjusted Net Income

Table 32 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER for the periods presented.

Table 32: Adjusted Net Income

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Adjusted net interest income:
Interest income	$1,593,351	$1,351,729	$1,141,243
Interest expense	(1,339,088)	(1,036,508)	(705,534)
Include: Derivative cash settlements interest income (expense)(1)	127,166	33,577	(101,385)
Adjusted interest expense	(1,211,922)	(1,002,931)	(806,919)
Adjusted net interest income	$381,429	$348,798	$334,324

Adjusted net income:
Net income	$554,316	$501,587	$798,537
Exclude: Derivative forward value gains(2)	264,871	252,267	557,867
Adjusted net income	$289,445	$249,320	$240,670
____________________________
(1)Represents the net periodic contractual interest income (expense) amount on our interest rate swaps during the reporting period.
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

TIER and Adjusted TIER

Table 33 displays the calculation of our TIER and adjusted TIER for the periods presented.

Table 33: TIER and Adjusted TIER

	Year Ended May 31,
	2024	2023	2022
TIER (1)	1.41	1.48	2.13
Adjusted TIER (2)	1.24	1.25	1.30
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Management relies on the adjusted debt-to-equity ratio as a key measure in managing our business. We therefore believe that this adjusted financial measure, in combination with the comparable U.S. GAAP financial measure, is useful to investors in evaluating our financial condition. We adjust the comparable U.S. GAAP financial measure to:

•exclude debt used to fund loans that are guaranteed by RUS from total liabilities;
•exclude from total liabilities, and add to total equity, debt with equity characteristics issued to our members and in the capital markets; and
•exclude the noncash impact of derivative financial instruments and foreign currency adjustments from total liabilities and total equity.

We are an eligible lender under an RUS loan guarantee program. Loans issued under this program carry the U.S. government’s guarantee of all interest and principal payments. We have little or no risk associated with the collection of principal and interest payments on these loans. Therefore, we believe there is little or no risk related to the repayment of the liabilities used to fund RUS-guaranteed loans, and we subtract such liabilities from total liabilities to calculate our adjusted debt-to-equity ratio.

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

Our total equity includes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income. It also includes a component of AOCI the impact of changes in the fair value of derivatives designated as cash flow hedges as well as the remaining transition adjustment recorded when we adopted the accounting guidance that required all derivatives be recorded on the balance sheet at fair value. In evaluating our debt-to-equity ratio, we make adjustments to equity similar to the adjustments made in calculating TIER. We exclude from total equity the cumulative impact of changes in derivative forward value gains (losses) and foreign currency adjustments and amounts of changes in the fair value included in AOCI related to derivatives designated for cash flow hedge accounting and the remaining derivative transition adjustment to derive non-GAAP adjusted equity.

We record derivative instruments at fair value on our consolidated balance sheets. For computing our adjusted debt-to-equity ratio, we exclude the noncash impact of our derivative accounting from liabilities and equity. Also, for computing our adjusted debt-to-equity ratio, we exclude the impact of foreign currency valuation adjustments from liabilities and equity. The debt-to-equity ratio adjusted to exclude the noncash impact of our derivative accounting and the effect of foreign currency translation reflects management’s perspective on our operations and, therefore, we believe is a useful financial measure for investors.

Table 34 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of May 31, 2024 and 2023. As indicated in Table 34, subordinated debt is treated in the same manner as equity in calculating our adjusted debt-to-equity ratio.

Table 34: Adjusted Liabilities and Equity

	May 31,
(Dollars in thousands)	2024	2023
Adjusted total liabilities:
Total liabilities	$33,165,645	$31,422,811
Exclude:
Derivative liabilities	80,988	115,074
Debt used to fund loans guaranteed by RUS	113,890	122,873
Subordinated deferrable debt	1,286,861	1,283,436
Subordinated certificates	1,197,651	1,223,126
Adjusted total liabilities	$30,486,255	$28,678,302

Adjusted total equity:
Total equity	$3,012,169	$2,589,249
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(1)	343,098	90,831
Current fiscal year derivative forward value gains(1)	264,871	252,267
Current fiscal year-end cumulative derivative forward value gains(1)	607,969	343,098
AOCI attributable to derivatives(2)	703	1,001
Subtotal	608,672	344,099
Include:
Subordinated deferrable debt	1,286,861	1,283,436
Subordinated certificates	1,197,651	1,223,126
Subtotal	2,484,512	2,506,562
Adjusted total equity	$4,888,009	$4,751,712
____________________________
(1) Represents consolidated total derivative forward value gains.
(2) Represents the AOCI amount related to derivatives. See “Note 11—Equity” for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 35 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of May 31, 2024 and 2023.

Table 35: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

	May 31,
(Dollars in thousands)	2024	2023
Debt-to-equity ratio:
Total liabilities	$33,165,645	$31,422,811
Total equity	3,012,169	2,589,249
Debt-to-equity ratio (1)	11.01	12.14

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$30,486,255	$28,678,302
Adjusted total equity(2)	4,888,009	4,751,712
Adjusted debt-to-equity ratio (3)	6.24	6.04
____________________________
(1) Calculated based on total liabilities at period-end divided by total equity at period-end.

(2) See Table 34 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3) Calculated based on adjusted total liabilities at period-end divided by adjusted total equity at period-end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 36 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2024 and 2023. We present the components of AOCI in “Note 11—Equity.”

Table 36: Members’ Equity

	May 31,
(Dollars in thousands)	2024	2023
Members’ equity:
Total CFC equity	$2,991,462	$2,562,059
Exclude:
Accumulated other comprehensive income	(1,416)	8,343
Period-end cumulative derivative forward value gains attributable to CFC(1)	606,215	342,624
Subtotal	604,799	350,967
Members’ equity	$2,386,663	$2,211,092
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We report the separate results of operations for CFC in “Note 16—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of May 31, 2024 and 2023 are presented above in Table 34.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the allowance for credit losses of loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company's allowance for credit losses for loans evaluated on a collective basis (the collective ACL) was $31.6 million as of May 31, 2024. The collective ACL includes the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The Company estimates the collective ACL using a probability of default (PD) and loss given default (LGD) methodology. The Company segments its loan portfolio into pools based on member-borrower type, which is based on the utility sector of the borrower, and further by internal borrower risk ratings. The Company then applies loss factors, consisting of the PD and LGD, to the scheduled loan-level amortization amounts over the life of the loans. Due to a limited history of defaults in the portfolio, the Company utilizes third-party default data tables for the utility sector as a proxy to estimate default rates for each of the pools. Based on the mapping of internal borrower risk rating to equivalent credit rating provided in the third- party utility default tables, the Company applies corresponding cumulative default rates to the scheduled loan amortization amounts over the remaining life of loan in each of the pools. For estimation of an LGD the Company utilizes its lifetime historical loss experience for each of the portfolio segments. The Company estimates that, based on historical experience, expected credit losses will not be affected by changes in economic factors and therefore, the Company has not made adjustments to the historical rates for any economic forecasts. The Company considers the need to adjust the historical loss information for differences in the specific characteristics of its existing loan portfolio based on an evaluation of relevant qualitative factors, such as differences in the composition of the loan portfolio, underwriting standards, problem loan trends, the quality of the Company's credit review functions, the regulatory environment and other pertinent external factors.

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
McLean, Virginia
August 1, 2024

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$1,593,351	$1,351,729	$1,141,243
Interest expense	(1,339,088)	(1,036,508)	(705,534)
Net interest income	254,263	315,221	435,709
Benefit (provision) for credit losses	5,516	(603)	17,972
Net interest income after benefit (provision) for credit losses	259,779	314,618	453,681
Non-interest income:
Fee and other income	22,792	18,134	17,193
Derivative gains	392,037	285,844	456,482
Investment securities gains (losses)	10,772	(4,974)	(30,179)
Total non-interest income	425,601	299,004	443,496
Non-interest expense:
Salaries and employee benefits	(67,401)	(59,011)	(51,863)
Other general and administrative expenses	(58,970)	(50,620)	(43,323)
Losses on early extinguishment of debt	(1,025)	(117)	(754)
Other non-interest expense	(2,164)	(1,487)	(1,552)
Total non-interest expense	(129,560)	(111,235)	(97,492)
Income before income taxes	555,820	502,387	799,685
Income tax provision	(1,504)	(800)	(1,148)
Net income	554,316	501,587	798,537
Less: Net income attributable to noncontrolling interests	(967)	(97)	(2,692)
Net income attributable to CFC	$553,349	$501,490	$795,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Net income	$554,316	$501,587	$798,537
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	483	6,691	4,028
Reclassification to earnings of realized gains on derivatives	(8,298)	(712)	(623)
Defined benefit plan adjustments	(1,944)	106	(1,122)
Other comprehensive income (loss)	(9,759)	6,085	2,283
Total comprehensive income	544,557	507,672	800,820
Less: Total comprehensive income attributable to noncontrolling interests	(967)	(97)	(2,692)
Total comprehensive income attributable to CFC	$543,590	$507,575	$798,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$280,124	$198,936
Restricted cash	8,217	8,301
Total cash, cash equivalents and restricted cash	288,341	207,237
Investment securities:
Debt securities trading, at fair value	281,351	474,875
Equity securities, at fair value	36,886	35,494
Total investment securities, at fair value	318,237	510,369
Loans to members	34,542,285	32,532,086
Less: Allowance for credit losses	(48,726)	(53,094)
Loans to members, net	34,493,559	32,478,992
Accrued interest receivable	190,247	172,723
Other receivables	29,240	31,243
Fixed assets, net	85,119	86,011
Derivative assets	691,249	460,762
Other assets	81,822	64,723
Total assets	$36,177,814	$34,012,060

Liabilities:
Accrued interest payable	$263,372	$212,340
Debt outstanding:
Short-term borrowings	4,332,690	4,546,275
Long-term debt	25,901,165	23,946,548
Subordinated deferrable debt	1,286,861	1,283,436
Members’ subordinated certificates:
Membership subordinated certificates	628,625	628,614
Loan and guarantee subordinated certificates	322,863	348,349
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,197,651	1,223,126
Total debt outstanding	32,718,367	30,999,385
Deferred income	33,356	38,601
Derivative liabilities	80,988	115,074
Other liabilities	69,562	57,411
Total liabilities	33,165,645	31,422,811

Equity:
CFC equity:
Retained equity	2,992,878	2,553,716
Accumulated other comprehensive income (loss)	(1,416)	8,343
Total CFC equity	2,991,462	2,562,059
Noncontrolling interests	20,707	27,190
Total equity	3,012,169	2,589,249
Total liabilities and equity	$36,177,814	$34,012,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2021	$3,125	$923,970	$909,749	$(461,871)	$1,374,973	$(25)	$1,374,948	$24,931	$1,399,879
Net income	1,200	88,583	152,537	553,525	795,845	—	795,845	2,692	798,537
Other comprehensive income	—	—	—	—	—	2,283	2,283	—	2,283
Patronage capital retirement	—	(57,565)	—	—	(57,565)	—	(57,565)	(2,414)	(59,979)
Other	(938)	—	—	—	(938)	—	(938)	2,187	1,249
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	1,100	110,273	139,856	250,261	501,490	—	501,490	97	501,587
Other comprehensive income	—	—	—	—	—	6,085	6,085	—	6,085
Patronage capital retirement	—	(59,136)	—	—	(59,136)	—	(59,136)	(2,704)	(61,840)
Other	(953)	(10)	10	—	(953)	—	(953)	2,401	1,448
Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	1,100	60,599	228,059	263,591	553,349	—	553,349	967	554,316
Other comprehensive loss	—	—	—	—	—	(9,759)	(9,759)	—	(9,759)
Patronage capital retirement	—	(138,482)	25,353	—	(113,129)	—	(113,129)	—	(113,129)
Other	(1,058)	—	—	—	(1,058)	—	(1,058)	(7,450)	(8,508)
Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$554,316	$501,587	$798,537
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(6,463)	(7,500)	(8,211)
Amortization of debt issuance costs and discount	29,827	28,744	27,417
Amortization of guarantee fee	20,679	19,300	18,763
Depreciation and amortization	10,469	5,717	7,553
Provision (benefit) for credit losses	(5,516)	603	(17,972)
Loss on early extinguishment of debt	1,025	117	754
Unrealized (gains) losses on equity and debt securities	(16,461)	1,090	28,742
Derivative forward value gains	(264,871)	(252,267)	(557,867)
Advances on loans held for sale	(326,500)	(213,142)	(214,486)
Proceeds from sales of loans held for sale	324,000	256,942	170,686
Changes in operating assets and liabilities:
Accrued interest receivable	(17,524)	(61,305)	(3,562)
Accrued interest payable	51,032	80,390	8,278
Deferred income	1,218	1,769	1,345
Other	(34,608)	(24,272)	(9,184)
Net cash provided by operating activities	320,623	337,773	250,793
Cash flows from investing activities:
Advances on loans held for investment, net	(2,005,187)	(2,534,642)	(1,592,447)
Investments in fixed assets, net	(6,154)	(7,721)	(17,727)
Purchases of trading securities	—	(117,288)	(181,545)
Proceeds from sales and maturities of trading securities	202,903	201,849	162,739
Cash impact of VIE deconsolidation	(10,341)	—	—
Net cash used in investing activities	(1,818,779)	(2,457,802)	(1,628,980)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	(536,592)	(417,487)	270,405
Proceeds from short-term borrowings with original maturity > 90 days	3,062,591	2,864,699	2,693,256
Repayments of short-term borrowings with original maturity > 90 days	(2,739,584)	(2,882,104)	(2,564,590)
Payments for issuance costs for revolving bank lines of credit	(2,612)	(2,108)	(3,563)
Proceeds from issuance of long-term debt, net of discount and issuance costs	4,520,730	4,293,185	3,973,810
Payments for retirement of long-term debt	(2,591,494)	(1,916,514)	(3,055,120)
Payments for issuance costs for subordinated deferrable debt	(1,165)	(3,295)	—
Proceeds from issuance of subordinated deferrable debt	103,500	300,000	—
Payments for retirement of subordinated deferrable debt	(100,000)	—	—
Proceeds from issuance of members’ subordinated certificates	103	6,133	1,364
Payments for retirement of members’ subordinated certificates	(25,579)	(17,168)	(21,863)
Payments for retirement of patronage capital	(110,202)	(59,189)	(57,761)
Additions (repayments) for membership fees, net	(436)	—	2
Net cash provided by financing activities	1,579,260	2,166,152	1,235,940
Net increase (decrease) in cash, cash equivalents and restricted cash	81,104	46,123	(142,247)
Beginning cash, cash equivalents and restricted cash	207,237	161,114	303,361
Ending cash, cash equivalents and restricted cash	$288,341	$207,237	$161,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,261,683	$934,602	$668,276
Cash paid for income taxes	578	335	3

Noncash financing and investing activities:
Equity investment, at cost, obtained in exchange for loan held for investment	$—	$7,778	$—

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

National Cooperative Services Corporation (“NCSC”) is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to its members and associates, which consists of two classes: NCSC electric and NCSC telecommunications. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to, certain members of CFC. NCSC telecommunication (“telecom”) members and associates consist of rural telecommunications members and their affiliates. CFC is the primary source of funding for NCSC and manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company organized and incorporated in 2021 in Delaware and a wholly-owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to certain rural utility providers.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. Our fiscal year begins on June 1 and ends on May 31. References to “FY2024,” “FY2023” and “FY2022” refer to the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

Principles of Consolidation

These consolidated financial statements include the accounts of CFC and variable interest entities (“VIEs”) where CFC is the primary beneficiary, which are discussed below. All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we, “our” or “us” relate to CFC and its consolidated entities.

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

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without additional financial support. We consolidate the results of NCSC with CFC because CFC is the primary beneficiary holder. Prior to December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”) qualified as a VIE that was required to be consolidated by CFC. RTFC was a taxable Subchapter T cooperative association that provided financing for its rural telecommunications members and their affiliates. Subsequent to December 1, 2023, in connection with the sale of RTFC’s business to NCSC, as discussed below, CFC is no longer a primary beneficiary of RTFC and therefore did not consolidate RTFC after this date in its consolidated financial statements.

RTFC Sale Transaction

On December 1, 2023, RTFC sold and transferred all of its loans and certain other assets and liabilities to NCSC, which was accounted for pursuant to ASC 805-50 “Transactions Between Entities Under Common Control” as a sale of RTFC’s business to NCSC (hereon referred to as the “RTFC sale transaction”). The transfer was recorded at RTFC’s historical carrying amounts and therefore did not have an impact on CFC's consolidated financial statements. In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023, and the remaining $25 million was allocated to the CFC members’ capital reserve. Following the closing of the RTFC sale transaction on December 1, 2023, CFC concluded that it is no longer the primary beneficiary of RTFC and accordingly deconsolidated RTFC from its consolidated financial statements, resulting in a $10 million reduction in noncontrolling interest primarily attributable to cash held by RTFC. We did not record a gain or loss in association with CFC’s deconsolidation of RTFC. Following the sale transaction, the RTFC entity was dissolved in April 2024.

Cash and Cash Equivalents

Cash, certificates of deposit due from banks and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million as of both May 31, 2024 and 2023.

Investment Securities

Our investment securities portfolio consists of equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification. Equity securities are reported at fair value on our consolidated balance sheets with unrealized

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains and losses recorded as a component of other non-interest income. All of our debt securities were classified as trading as of May 31, 2024 and 2023. Accordingly, we also report our debt securities at fair value on our consolidated balance sheets and record unrealized gains and losses as a component of non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

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

Accrued Interest Receivable

Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding, investments and derivative instruments. As permitted by the Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, the current expected credit loss (“CECL”) model, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $147 million and $133 million as of May 31, 2024 and 2023, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Placement Agent Fees

Cooperative Securities is compensated through a placement agent fee for private placement of securities, which is recognized as an income at a point in time when the performance obligation is satisfied, typically the closing of the sale of securities of the nonpublic companies. We recognized an immaterial amount of private placement fee income during FY2024, which was included in fee and other income on our consolidated statements of operations. Cooperative Securities had not served as a placement agent for any transactions and accordingly had no placement agent fee income recognized during FY2023 and FY2022.

Loan Modifications to Borrowers Experiencing Financial Difficulty

On June 1, 2023, we adopted Accounting Standards Update ( “ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures, using the prospective adoption method. The ASU eliminated the accounting guidance for Troubled Debt Restructurings (“TDR”) and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty, which are to be applied prospectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for exercising remedies. Loan modifications to a borrower experiencing financial difficulty include principal forgiveness, an interest rate reduction, payment deferrals or a term extension. As modifications offered to borrowers experiencing financial difficulty are typically not at market terms, such modifications are generally accounted for as a continuation of the existing loan.

As discussed below under “Allowance for Credit Losses—Loan Portfolio—Asset-Specific Allowance,” loans modified to troubled borrowers are evaluated on an individual basis in estimating expected credit losses. Similarly, credit losses for anticipated modification to troubled borrowers are identified when there is a reasonable expectation that a modification will be executed and when we expect the modification to affect the timing or amount of payments and/or the payment term.

We generally classify loans modified with borrowers experiencing financial difficulty as nonperforming and place the loan on nonaccrual status, although in many cases such loans were already classified as nonperforming prior to modification. These loans may be returned to performing status, and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which such loan is current at the modification date, the loan may remain on accrual status at the time of modification.

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

We estimate our allowance for lifetime expected credit losses for our loan portfolio using a probability of default/loss given default methodology. Our allowance for credit losses consists of a collective allowance and an asset-specific allowance. The collective allowance is established for loans in our portfolio that share similar risk characteristics and are therefore evaluated on a collective, or pool, basis in measuring expected credit losses. The asset-specific allowance is established for loans in

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our portfolio that do not share similar risk characteristics with other loans in our portfolio and are therefore evaluated on an individual basis in measuring expected credit losses. Expected credit losses are estimated based on historical experience, current conditions and forecasts, if applicable, that affect the collectability of the reported amount.

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

Collective Allowance

We employ a quantitative methodology and a qualitative framework to measure the collective component of our allowance for expected credit losses. The first element in our quantitative methodology involves the segmentation of our loan portfolio into loan pools that share similar risk characteristics. We disaggregate our loan portfolio into segments that reflect the member borrower type, which is based on the utility sector of the borrower because the key operational, infrastructure, regulatory, environmental, customer and financial risks of each sector are similar in nature. Our primary member borrower types consist of CFC electric distribution, CFC electric power supply, CFC statewide and associate, NCSC electric and NCSC telecom. Our portfolio segments align with the sectors generally seen in the utilities industry. We further stratify each portfolio into loan pools based on our internal borrower risk ratings, as our borrower risk ratings provide important information on the collectability of each of our loan portfolio segments. We then apply loss factors, consisting of the probability of default and loss given default, to the scheduled loan-level amortization amounts over the life of the loans for each of our loan pools. Below we discuss the source and basis for the key inputs, which include borrower risk ratings and the loss factors, in measuring expected credit losses for our loan portfolio.

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

•Loss Given Default: The loss given default, or loss severity, represents the estimated loss, net of recoveries, on a loan that would be realized in the event of a borrower default. While we utilize third-party default data, we utilize our lifetime historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss severity rates provide a more reliable estimate than third-party loss severity data due to

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the investment our member-borrowers have in CFC and therefore the collaborative approach we generally take in working with members in the event that a default occurs.

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of May 31, 2024 and 2023.

Asset-Specific Allowance

We generally consider nonperforming loans as well as loans that have been modified to borrowers experiencing financial difficulty for individual evaluation given the risk characteristics of such loans. Factors we consider in measuring the extent of expected credit loss include the payment status, the collateral value, the borrower’s financial condition, guarantor support, the probability of collecting scheduled principal and interest payments when due, anticipated modifications of payment structure or term for troubled borrowers, and recoveries if they can be reasonably estimated. We generally measure the expected credit loss as the difference between the amortized cost basis in the loan and the present value of the expected future cash flows from the borrower, which is generally discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent.

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

Unadvanced loan commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to fund construction work plans and other capital expenditures for periods of up to five years and draw down on the facility over that time. These factors contribute to our expectation that the majority of the unadvanced line of credit loan commitments will expire without being fully drawn upon and that the total unadvanced amount does not represent future cash funding requirements.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases at lease inception for all lease transactions with an initial term greater than one year. During FY2023, NCSC began entering into lease agreements (“head lease agreements”) with a third party to lease vehicles. At the inception date of the head lease agreements, NCSC also entered into sublease agreements (“sublease agreements”) to sublease these vehicles to its members. Both the head lease and sublease agreements provide customers the option to terminate the lease by buying the vehicle for a terminal rental adjustment clause (“TRAC”) value at the end of the lease term. In addition, these agreements include a residual value deficiency provision in the event the customer does not purchase the vehicle at the end of the lease. The head lease and sublease have the same lease term ranging from three to eight years. We classified the head leases as finance leases and subleases as sales-type leases.

Lessee Arrangements

For the finance leases in which we are the lessee, right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term is estimated based on the economic life of the vehicles. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. The lease liabilities are included in other liabilities line item on the consolidated balance sheets. Interest expense for finance lease liabilities is included in the interest expense on the consolidated statements of operations. Variable lease costs for head leases, including property and sales taxes, are recognized as lease expenses when incurred, and are included in the other non-interest expense line item on the consolidated statements of operations. Total finance lease liability was $3 million as of May 31, 2024 and less than $1 million as of May 31, 2023. Interest expenses and variable lease cost from the finance leases were not material for FY2024 and FY2023.

Sublessor Arrangements

For the sales-type lease in which we are the sublessor, we derecognize the ROU asset of the head lease and record net investment in leases at the commencement date of the sublease, which is included in the other assets on the consolidated balance sheets. Interest income from the net investment in leases is included in interest income on the consolidated statements of operations. Variable lease payments including property and sales tax payments reimbursed by the subleasee are included in fee and other income on the consolidated statements of operations. Total net investment in leases was $3 million as of May 31, 2024 and less than $1 million as of May 31, 2023. Interest income and variable lease payment income from the sales-type leases were not material for FY2024 and FY2023.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $7 million, $5 million and $8 million in FY2024, FY2023 and FY2022, respectively. We perform a fixed assets impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Based on our annual impairment assessment for FY2024 and FY2023, management determined that there were no indicators of impairment of our fixed assets as of May 31, 2024 and 2023.

The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 1.1: Fixed Assets

	May 31,
(Dollars in thousands)	2024	2023
Building and building equipment	$50,491	$50,316
Furniture and fixtures	7,175	6,332
Computer software and hardware	81,225	80,201
Other	1,213	1,126
Depreciable fixed assets	140,104	137,975
Less: Accumulated depreciation	(83,706)	(77,508)
Net depreciable fixed assets	56,398	60,467
Land	23,796	23,796
Software development in progress	4,925	1,748
Fixed assets, net	$85,119	$86,011

Cloud Computing Arrangements—Implementation Costs

Eligible implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. These costs are recorded at cost less accumulated amortization and are included in other assets on the consolidated balance sheets. We recognize amortization expense for these capitalized implementation costs on a straight-line basis over the term of the hosting arrangements related to the cloud computing service contracts when ready for the intended use, and we include it in other general and administrative expenses in the consolidated statements of operations. We perform an impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount for the capitalized implementation costs for cloud computing service contracts may not be recoverable. Based on our annual impairment assessment for FY2024 and FY2023, management determined that there were no indicators of impairment of our capitalized implementation costs for cloud computing service contracts as of May 31, 2024 and 2023.

We had $41 million of unamortized capitalized implementation costs for cloud computing service contracts as of May 31, 2024, which netted to accumulated amortization related to these costs of $4 million and we recognized amortization expense of $3 million in FY2024 for these costs. In comparison, we had $29 million of unamortized capitalized implementation costs for cloud computing service contracts as of May 31, 2023, which netted to accumulated amortization related to these costs of $1 million and we recognized amortization expense of $1 million in FY2023 for these costs.

Securities Sold Under Repurchase Agreements

We enter into repurchase agreements to sell investment securities. These transactions are accounted for as collateralized financing transactions and are recorded on our consolidated balance sheets as part of short-term borrowings at the amounts at which the securities were sold. We had no securities sold under repurchase agreements outstanding as of May 31, 2024 and 2023.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements income or expense and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) to earnings using the effective interest method over the term of the forecasted transaction.

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

We record a noncontingent guarantee liability for all new or modified guarantees. Our noncontingent guarantee liability represents our obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified. Our noncontingent obligation is estimated based on guarantee and liquidity fees charged for guarantees issued and represents management’s estimate of the fair value of our obligation to stand ready to perform. The fees are deferred and amortized using the straight-line method into fee and other income over the term of the guarantee.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Valuation Processes

We present certain financial instruments at fair value, including equity and debt securities, and derivatives. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early-termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity, excluding common stock and preferred stock investments that have no stated maturity and our trading debt securities.

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

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our member-borrowers. These financial instruments include committed lines of credit, standby letters of credit and guarantees of members’ obligations.

Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss).

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on unrelated business taxable income. NCSC is a taxable cooperative that pays income tax on the full amount of its reportable taxable income and allowable deductions.

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting from a statutory tax rate. The federal statutory tax rate for FY2024, FY2023 and FY2022 was 21%. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. Deferred tax liability was not material as of May 31, 2024. We recorded deferred tax assets of $1 million from NCSC as of May 31, 2023, primarily from the differences in the accounting and tax treatment for derivatives.

New Accounting Standards Adopted in Fiscal Year 2024

Financial Instruments—Credit Losses, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the CECL model. The amendments eliminate the accounting guidance for TDR by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities, such as CFC, that have adopted the CECL accounting standard. We adopted the guidance on June 1, 2023 using the prospective adoption method. Accordingly, we will continue to account for existing TDR loans pursuant to the prior TDR accounting guidance until the loans are subsequently modified or settled, and to provide the disclosure required for TDR loans for the comparative periods prior to the adoption. While the guidance resulted in expanded disclosures, the adoption of this accounting standard did not have an impact on our consolidated results of operation, financial condition or liquidity.

New Accounting Standards Issued But Not Yet Adopted

Segment Reporting—Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We expect to adopt the guidance in fiscal year 2025, and the interim disclosure requirements in the first quarter of fiscal year 2026. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendment on our consolidated financial statements and related disclosures.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented on our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Interest income:
Loans(1)	$1,566,449	$1,330,144	$1,125,292
Cash, time deposits and investment securities	26,902	21,585	15,951
Total interest income	1,593,351	1,351,729	1,141,243

Interest expense:(2)(3)
Short-term borrowings	250,316	165,961	18,265
Long-term debt	952,659	763,700	581,748
Subordinated debt	136,113	106,847	105,521
Total interest expense	1,339,088	1,036,508	705,534

Net interest income	$254,263	$315,221	$435,709
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method, late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
(2)Includes amortization of debt discounts and premiums, and debt issuance costs, which are generally deferred and recognized as interest expense over the period to maturity using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized in interest expense immediately as incurred.
(3)Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Based on the nature of the fees, the amount is either recognized immediately as incurred or deferred and recognized in interest expense ratably over the term of the arrangement.

Deferred income reported on our consolidated balance sheets of $33 million and $39 million as of May 31, 2024 and 2023, respectively, consists primarily of deferred loan conversion fees that totaled $24 million and $30 million as of each respective date.

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

Debt Securities

Our debt securities portfolio consists of certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial mortgage-backed securities (“MBS”), foreign government debt securities and other asset-backed securities (“ABS”). Pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P Global Inc. (“S&P”) or BBB- or higher by Fitch Ratings Inc. (“Fitch”), are generally considered by the rating agencies to be of lower credit risk than non-investment-grade securities.

The following table presents the composition of our investment debt securities portfolio and the fair value as of May 31, 2024 and 2023.

Table 3.1: Investments in Debt Securities, at Fair Value

	May 31,
(Dollars in thousands)	2024	2023
Debt securities, at fair value:
Corporate debt securities	$246,041	$401,367
Commercial agency MBS(1)	6,663	7,237
U.S. state and municipality debt securities	8,179	27,300
Foreign government debt securities	—	974
Other ABS(2)	20,468	37,997
Total debt securities trading, at fair value	$281,351	$474,875
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains of $15 million on our debt securities for FY2024 and net unrealized losses of $3 million and $27 million for FY2023 and FY2022, respectively.

We did not sell any debt securities during FY2024; therefore, no realized gains or losses were recorded during the period for sale of securities. We sold $36 million of debt securities at fair value and recorded realized gains on the sale of these securities of less than $1 million during FY2023. We sold $5 million of debt securities at fair value and recorded realized gains on the sale of these securities of less than $1 million during FY2022.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of May 31, 2024 and 2023.

Table 3.2: Investments in Equity Securities, at Fair Value

	May 31,
(Dollars in thousands)	2024	2023
Equity securities, at fair value:
Farmer Mac—Series C noncumulative preferred stock	$25,130	$25,750
Farmer Mac—Class A common stock	11,756	9,744
Total equity securities, at fair value	$36,886	$35,494

We recognized net unrealized gains on our equity securities of $1 million and $2 million for FY2024 and FY2023 respectively, and net unrealized losses of $1 million for FY2022. These unrealized amounts are reported as a component of non-interest income on our consolidated statements of operations.

On July 18, 2024, Farmer Mac redeemed its Series C noncumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. We recorded an immaterial loss as part of this transaction.

NOTE 4—LOANS

Our loan portfolio is segregated into segments by borrower member class, which is based on the utility sector of the borrowers because the key operational, infrastructure, regulatory, environmental, customer and financial risks of each sector are similar in nature. Total loan portfolio member class consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. Prior to the RTFC sale transaction on December 1, 2023, NCSC electric and NCSC telecom were referred to as NCSC and RTFC, respectively. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are generally revolving loan facilities and have a variable interest rate.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.1: Loans to Members by Member Class and Loan Type

	May 31,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$27,104,463	78%	$25,437,077	78%
Power supply	5,641,898	16	5,437,242	17
Statewide and associate	237,346	1	200,368	1
Total CFC	32,983,707	95	31,074,687	96
NCSC:
Electric	945,880	3	956,874	3
Telecom	598,597	2	487,788	1
Total NCSC	1,544,477	5	1,444,662	4
Total loans outstanding(1)	34,528,184	100	32,519,349	100
Deferred loan origination costs—CFC(2)	14,101	—	12,737	—
Loans to members	$34,542,285	100%	$32,532,086	100%

Loan type:
Long-term loans:
Fixed rate	$30,266,043	88%	$28,371,358	87%
Variable rate	839,458	2	1,024,653	3
Total long-term loans	31,105,501	90	29,396,011	90
Lines of credit	3,422,683	10	3,123,338	10
Total loans outstanding(1)	34,528,184	100	32,519,349	100
Deferred loan origination costs—CFC(2)	14,101	—	12,737	—
Loans to members	$34,542,285	100%	$32,532,086	100%
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

We sold CFC and NCSC loans, at par for cash, totaling $324 million, $257 million and $171 million in FY2024, FY2023 and FY2022, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $3 million as of May 31, 2024. We had no loans held for sale as of May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities, or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $33,930 million and $32,032 million as of May 31, 2024 and 2023, respectively, accounted for 98% and 99% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $114 million and $123 million as of May 31, 2024 and 2023, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,851 million and $6,588 million as of May 31, 2024 and 2023, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of May 31, 2024, compared with 10 distribution systems and 10 power supply systems as of May 31, 2023. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2024 and 2023.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $370 million and $436 million as of May 31, 2024 and 2023, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $226 million and $267 million as of May 31, 2024 and 2023, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of May 31, 2024.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 885 and 884 as of May 31, 2024 and 2023, respectively, located in 49 states and the District of Columbia. Of the 885 and 884 borrowers with loans outstanding as of May 31, 2024 and 2023, respectively, 50 and 52 were electric power supply borrowers as of May 31, 2024 and 2023, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both May 31, 2024 and 2023, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.2: Loan Exposure to Texas-Based Borrowers

	May 31, 2024			May 31, 2023
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,518,859	13%	57	$4,319,937	13%
Power supply	6	1,148,100	4	8	1,128,941	4
Statewide and associate	1	75,089	—	1	51,504	—
Total CFC	64	5,742,048	17	66	5,500,382	17
NCSC:
Electric	1	15,067	—	1	16,667	—
Telecom	2	11,426	—	2	11,755	—
Total NCSC	3	26,493	—	3	28,422	—
Total loan exposure to Texas-based borrowers	67	5,768,541	17	69	5,528,804	17
Less: Loans covered under Farmer Mac standby purchase commitment		(126,185)	—		(155,409)	—
Net loan exposure to Texas-based borrowers		$5,642,356	17%		$5,373,395	17%

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.3: Payment Status of Loans Outstanding

	May 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$27,104,463	$—	$—	$—	$27,104,463	$—
Power supply	5,641,898	—	—	—	5,641,898	48,669
Statewide and associate	237,346	—	—	—	237,346	—
Total CFC	32,983,707	—	—	—	32,983,707	48,669
NCSC:
Electric	945,880	—	—	—	945,880	—
Telecom	598,597	—	—	—	598,597	—
Total NCSC	1,544,477	—	—	—	1,544,477	—
Total loans outstanding	$34,528,184	$—	$—	$—	$34,528,184	$48,669

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.14%

	May 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$25,437,077	$—	$—	$—	$25,437,077	$—
Power supply	5,432,895	—	4,347	4,347	5,437,242	112,209
Statewide and associate	200,368	—	—	—	200,368	—
Total CFC	31,070,340	—	4,347	4,347	31,074,687	112,209
NCSC:
Electric	920,159	36,715	—	36,715	956,874	—
Telecom	487,788	—	—	—	487,788	—
Total NCSC	1,407,947	36,715	—	36,715	1,444,662	—
Total loans outstanding	$32,478,287	$36,715	$4,347	$41,062	$32,519,349	$112,209

Percentage of total loans	99.87%	0.11%	0.02%	0.13%	100.00%	0.35%

We had no delinquent loans as of May 31, 2024. In comparison, we had one CFC electric power supply borrower, Brazos Sandy Creek Electric Cooperative Inc. (“Brazos Sandy Creek”), with a delinquent loan totaling $4 million and one NCSC borrower with a delinquent loan of $37 million as of May 31, 2023. The decrease in loans on nonaccrual status of $63 million to $49 million as of May 31, 2024, from $112 million as of May 31, 2023, was due to the receipt of loan principal payments from Brazos Electric Power Cooperative, Inc. (“Brazos”), Brazos Sandy Creek and one CFC electric power supply borrower during FY2024. We received a total of $28 million in loan payments from Brazos and Brazos Sandy Creek to repay their $27 million of total loans outstanding in full during FY2024. The additional payments received of $1 million were recorded as loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Modifications to Borrowers Experiencing Financial Difficulty

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Therefore, as part of our loss-mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for exercising remedies. We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing the allowance for credit losses.

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

We had one loan modification to an NCSC telecom borrower experiencing financial difficulty during FY2024. This loan received a term extension and had an amortized cost of $3 million as of May 31, 2024, representing 1% of the NCSC telecom loan portfolio. Loans modified to borrowers experiencing financial difficulty totaled $3 million as of May 31, 2024, consisting of one NCSC telecom loan as discussed above, which was performing in accordance with the terms of the loan agreement. There were no unadvanced loan commitments related to this loan.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unadvanced commitments related to these loans as of May 31, 2023. We had loans outstanding to two borrowers totaling $8 million, which have been performing in accordance with the terms of their respective restructured loan agreement for an extended period of time and were classified as performing TDR loans and on accrual status as of May 31, 2023. The CFC distribution borrower with the performing TDR loan also had one line of credit as of May 31, 2023. The line of credit facility of $6 million as of May 31, 2023 is restricted for fuel purchases only. Outstanding loans under this facility totaled $2 million as of May 31, 2023. We had loans outstanding to Brazos totaling $23 million classified as nonperforming TDR loans, which were on non-accrual status as of May 31, 2023. During FY2024, we received the remaining payment of Brazos’ loans outstanding of $23 million in accordance with the provisions of Brazos’ plan of reorganization to repay its loans in full. Prior to the Brazos loan restructuring, we did not have any loan modifications that were required to be accounted for as TDRs since fiscal year 2016.

Nonperforming Loans

The following table presents the outstanding balance of nonperforming loans, by legal entity and member class, as of May 31, 2024 and 2023. Loans classified as nonperforming are placed on nonaccrual status.

Table 4.5: Nonperforming Loans

	May 31,
	2024			2023
(Dollars in thousands)	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding	Number of Borrowers	Outstanding Amount (1)	% of Total Loans Outstanding
Nonperforming loans:
Member class:
CFC—Power supply	1	$48,669	0.14%	2	$89,334	0.27%
Total nonperforming loans	1	$48,669	0.14%	2	$89,334	0.27%

_______________________
(1) Represents the unpaid principal balance net of charge-offs and recoveries as of the end of each period.

Nonperforming loans totaled $49 million as of May 31, 2024, a decrease of $40 million from May 31, 2023, due to the receipts of of $4 million in loan payments from Brazos Sandy Creek to pay off its nonperforming loan outstanding and a $36 million payment on the outstanding nonperforming loan during FY2024.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the discounted expected cash flows from the loan or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged-off loans.

We had no charge-offs during FY2024. We recorded $1 million in net loan recoveries on the Brazos and Brazos Sandy Creek previously charged-off loan amounts during FY2024. In comparison, we experienced charge-offs totaling $15 million for the CFC electric power supply loan portfolio related to Brazos and Brazos Sandy Creek loans during FY2023, which resulted in a net charge-off rate of 0.05% for FY2023. We had no loan charge-offs or recoveries during FY2022. Prior to Brazos’ and Brazos Sandy Creek’s bankruptcy filings, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.6 displays total loans outstanding, by borrower risk-rating category and by legal entity and member class, as of May 31, 2024 and 2023. The borrower risk-rating categories presented below correspond to the borrower risk-rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk-rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of May 31, 2024, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2020, and in the aggregate for periods prior to fiscal year 2020. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.6 below, term loan advances made to borrowers prior to fiscal year 2020 totaled $17,519 million, representing 51% of our total loans outstanding as of May 31, 2024. The average remaining maturity of our long-term loans, which accounted for 90% of total loans outstanding as of May 31, 2024, was 19 years.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.6: Loans Outstanding by Borrower Risk Ratings and Origination Year

	May 31, 2024
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	May 31, 2023
Pass
CFC:
Distribution	$2,523,296	$2,370,847	$2,328,295	$1,589,581	$1,766,002	$14,117,758	$2,223,311	$26,919,090	$25,242,708
Power supply	509,948	454,010	321,289	536,052	170,017	2,866,848	735,065	5,593,229	5,325,033
Statewide and associate	36,794	59,348	13,174	1,684	11,123	16,534	86,796	225,453	187,310
Total CFC	3,070,038	2,884,205	2,662,758	2,127,317	1,947,142	17,001,140	3,045,172	32,737,772	30,755,051
NCSC:
Electric	76,061	256,974	17,606	4,914	183,510	249,338	157,477	945,880	956,874
Telecom	139,732	46,632	74,222	63,580	22,730	188,462	60,209	595,567	484,196
Total NCSC	215,793	303,606	91,828	68,494	206,240	437,800	217,686	1,541,447	1,441,070
Total pass	$3,285,831	$3,187,811	$2,754,586	$2,195,811	$2,153,382	$17,438,940	$3,262,858	$34,279,219	$32,196,121

Special mention
CFC:
Distribution	$364	$4,170	$—	$4,658	$—	$16,356	$159,825	$185,373	$194,369
Statewide and associate	—	—	—	—	—	11,893	—	11,893	13,058
Total CFC	364	4,170	—	4,658	—	28,249	159,825	197,266	207,427
NCSC telecom	—	—	—	—	—	3,030	—	3,030	3,592
Total special mention	$364	$4,170	$—	$4,658	$—	$31,279	$159,825	$200,296	$211,019

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC Power supply	$—	$—	$—	$—	$—	$48,669	$—	$48,669	$112,209
Total doubtful	$—	$—	$—	$—	$—	$48,669	$—	$48,669	$112,209
Total criticized loans	$364	$4,170	$—	$4,658	$—	$79,948	$159,825	$248,965	$323,228
Total loans outstanding	$3,286,195	$3,191,981	$2,754,586	$2,200,469	$2,153,382	$17,518,888	$3,422,683	$34,528,184	$32,519,349

Criticized loans totaled $249 million and $323 million as of May 31, 2024 and 2023, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $74 million in criticized loans was driven primarily by decreases of loans outstanding in the special mention and doubtful categories, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2024. In contrast, each of the borrowers with loans outstanding in the criticized category, with the exception of Brazos Sandy Creek, was current with regard to all principal and interest amounts due to us as of May 31, 2023.

Special Mention

One CFC electric distribution borrower with loans outstanding of $185 million and $194 million as of May 31, 2024 and 2023, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $200 million and $211 million as of each respective date. This borrower experienced an adverse financial impact from

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of May 31, 2024 and 2023.

Doubtful

We had one loan outstanding classified as doubtful totaling $49 million to a CFC electric power supply borrower as of May 31, 2024. We had loans outstanding classified as doubtful totaling $112 million as of May 31, 2023, consisting of an $85 million loan outstanding to a CFC electric power supply borrower and $27 million of loans outstanding to Brazos and Brazos Sandy Creek. The decrease in doubtful loans was due to the receipt of loan principal payments from Brazos, Brazos Sandy Creek and the CFC electric power supply borrower during FY2024. See “Troubled Debt Restructurings—Prior to the Adoption of ASU 2022-02” and “Nonperforming Loans” above for additional information on these loans.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of May 31, 2024 and 2023.

Table 4.7: Unadvanced Commitments by Member Class and Loan Type(1)

	May 31,
(Dollars in thousands)	2024	2023
Member class:
CFC:
Distribution	$11,174,041	$9,673,712
Power supply	4,519,150	3,995,128
Statewide and associate	254,250	175,150
Total CFC	15,947,441	13,843,990
NCSC:
Electric	622,125	604,436
Telecom	423,796	340,135
Total NCSC	1,045,921	$944,571
Total unadvanced commitments	$16,993,362	$14,788,561

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	6,880,295	5,669,634
Total long-term loans	6,880,295	5,669,634
Lines of credit	10,113,067	9,118,927
Total unadvanced commitments	$16,993,362	$14,788,561

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of May 31, 2024 and the related maturities in each fiscal year during the five-year period ended May 31, 2029, and thereafter.

Table 4.8: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Line of credit loans	$10,113,067	$4,552,993	$1,276,597	$1,475,277	$1,004,128	$1,745,468	$58,604
Long-term loans	6,880,295	661,671	680,091	1,122,031	1,582,454	2,669,139	164,909
Total	$16,993,362	$5,214,664	$1,956,688	$2,597,308	$2,586,582	$4,414,607	$223,513

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of May 31, 2024. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $16,993 million as of May 31, 2024 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $6,880 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $13,379 million and $11,617 million as of May 31, 2024 and 2023, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,614 million and $3,172 million as of May 31, 2024 and 2023, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of May 31, 2024, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2029.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.9: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2025	2026	2027	2028	2029
Committed lines of credit	$3,614,023	$115,000	$402,300	$999,343	$903,338	$1,194,042

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.10 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of May 31, 2024 and 2023. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our secured borrowings and other borrowings.

Table 4.10: Pledged Loans

	May 31,
(Dollars in thousands)	2024	2023
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$6,922,711	$7,772,711
Pledged collateral:
Distribution system mortgage notes pledged	8,799,864	8,719,287
RUS-guaranteed loans qualifying as permitted investments pledged	113,890	122,874
Total pledged collateral	8,913,754	8,842,161

1994 indenture:
Collateral trust bonds outstanding	$15,000	$20,000
Pledged collateral:
Distribution system mortgage notes pledged	19,174	22,900

Guaranteed Underwriter Program:
Notes payable outstanding	$6,491,814	$6,720,643
Pledged collateral:
Distribution and power supply system mortgage notes pledged	8,020,508	7,877,558

Farmer Mac:
Notes payable outstanding	$3,863,510	$3,149,898
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,449,650	4,294,282

Clean Renewable Energy Bonds Series 2009A:
Notes payable outstanding	$—	$1,098
Pledged collateral:
Distribution and power supply system mortgage notes pledged	—	1,029
Cash	—	391
Total pledged collateral	—	1,420

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

Allowance for Credit Losses—Loan Portfolio

The following tables summarize, by legal entity and member class, changes in the allowance for credit losses for our loan portfolio and present the allowance components for the periods presented.

Table 5.1: Changes in Allowance for Credit Losses

	Year Ended May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	1,030	(8,871)	(5)	(7,846)	1,473	857	2,330	(5,516)
Recoveries	—	1,148	—	1,148	—	—	—	1,148
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

	Year Ended May 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$2,735	$67,560
Provision (benefit) for credit losses	(857)	582	(57)	(332)	1,015	(80)	935	603
Charge-offs	—	(15,069)	—	(15,069)	—	—	—	(15,069)
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094

	Year Ended May 31, 2022
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2021	$13,426	$64,646	$1,391	$79,463	$1,374	$4,695	$6,069	$85,532
Provision (benefit) for credit losses	2,355	(16,853)	(140)	(14,638)	75	(3,409)	(3,334)	(17,972)
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$2,735	$67,560

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Allowance for Credit Losses Components

	May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$15,954	$8,676	$1,189	$25,819	$3,937	$1,800	$5,737	$31,556
Asset-specific allowance	—	16,907	—	16,907	—	263	263	17,170
Total allowance for credit losses	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

Loans outstanding:(1)
Collectively evaluated loans	$27,100,254	$5,593,229	$237,346	$32,930,829	$945,880	$595,567	$1,541,447	$34,472,276
Individually evaluated loans	4,209	48,669	—	52,878	—	3,030	3,030	55,908
Total loans outstanding	$27,104,463	$5,641,898	$237,346	$32,983,707	$945,880	$598,597	$1,544,477	$34,528,184

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.50%	0.08%	0.42%	0.30%	0.37%	0.09%
Asset-specific allowance coverage ratio(3)	—	34.74	—	31.97	—	8.68	8.68	30.71
Total allowance coverage ratio(4)	0.06	0.45	0.50	0.13	0.42	0.34	0.39	0.14

	May 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$14,924	$7,837	$1,194	$23,955	$2,464	$916	$3,380	$27,335
Asset-specific allowance	—	25,469	—	25,469	—	290	290	25,759
Total allowance for credit losses	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094

Loans outstanding:(1)
Collectively evaluated loans	$25,432,439	$5,325,033	$200,368	$30,957,840	$956,874	$484,196	$1,441,070	$32,398,910
Individually evaluated loans	4,638	112,209	—	116,847	—	3,592	3,592	120,439
Total loans outstanding	$25,437,077	$5,437,242	$200,368	$31,074,687	$956,874	$487,788	$1,444,662	$32,519,349

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.15%	0.60%	0.08%	0.26%	0.19%	0.23%	0.08%
Asset-specific allowance coverage ratio(3)	—	22.70	—	21.80	—	8.07	8.07	21.39
Total allowance coverage ratio(4)	0.06	0.61	0.60	0.16	0.26	0.25	0.25	0.16
___________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $14 million and $13 million as of May 31, 2024 and 2023, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our allowance for credit losses and allowance coverage ratio decreased to $49 million and 0.14%, respectively, as of May 31, 2024, from $53 million and 0.16%, respectively, as of May 31, 2023. The $4 million decrease in the allowance for credit losses reflected a reduction in the asset-specific allowance of $8 million, partially offset by an increase in the collective allowance of $4 million. The decrease in the asset-specific allowance was primarily attributable to an increase in the actual and expected payments on a nonperforming CFC power supply loan. The increase in the collective allowance was primarily due to loan portfolio growth, a slight decline in the overall credit quality of our loan portfolio, and slightly higher expected default rates derived from a third-party utility sector default data used in estimating the allowance for credit losses.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our “reserve for credit losses” because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both May 31, 2024 and 2023.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,333 million and accounted for 13% of total debt outstanding as of May 31, 2024, compared with $4,546 million, or 15% of total debt outstanding, as of May 31, 2023. The following table provides information on our short-term borrowings and weighted-average interest rates as of May 31, 2024 and 2023.

Table 6.1: Short-Term Borrowings Sources and Weighted-Average Interest Rates

	May 31,
	2024		2023
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$504,631	5.41%	$1,293,167	5.32%
Commercial paper sold directly to members, at par	1,158,020	5.08	1,017,431	4.76
Total commercial paper	1,662,651	5.18	2,310,598	5.07
Select notes to members	1,274,066	5.36	1,630,799	4.96
Daily liquidity fund notes to members	375,191	4.60	238,329	4.35
Medium-term notes sold to members	520,782	5.79	366,549	4.64
Farmer Mac notes payable (1)	500,000	5.87	—	—
Total short-term borrowings	$4,332,690	5.34	$4,546,275	4.96
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” for additional information on this revolving note purchase agreement with Farmer Mac.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issue commercial paper for periods of one to 270 days. We also issue select notes for periods ranging from 30 to 270 days. Select notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. These notes require a larger minimum investment than our commercial paper sold to members and, as a result, offer a higher interest rate than our commercial paper to members. Daily liquidity fund notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of May 31, 2024.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	May 31, 2024
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date. We were in compliance with all covenants and conditions under the agreements as of May 31, 2024.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding, and the weighted-average interest rates and the maturity date as of May 31, 2024 and 2023. Long-term debt outstanding totaled $25,901 million and accounted for 79% of total debt outstanding as of May 31, 2024, compared with $23,947 million and 77% of total debt outstanding as of May 31, 2023. Long-term debt with fixed- and variable-interest rates accounted for 93% and 7%, respectively, of our total long-term debt outstanding as of both May 31, 2024 and May 31, 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 7.1: Long-Term Debt—Debt Product Types and Weighted-Average Interest Rates

	May 31,
	2024			2023
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity (1)	Amount	Weighted- Average Interest Rate	Maturity (1)
Secured long-term debt:
Collateral trust bonds	$6,937,711	3.49%	2025-2049	$7,792,711	3.46%	2023-2049
Unamortized discount, net	(166,458)			(178,832)
Debt issuance costs	(31,332)			(35,906)
Total collateral trust bonds	6,739,921			7,577,973
Guaranteed Underwriter Program notes payable	6,491,814	3.27	2025-2053	6,720,643	3.09	2025-2053
Farmer Mac notes payable	3,363,510	4.11	2025-2049	3,149,898	3.92	2023-2049
Other secured notes payable	—	—		1,098	3.06	2023
Debt issuance costs	—			(2)
Total other secured notes payable	—			1,096
Total secured notes payable	9,855,324			9,871,637
Total secured long-term debt	16,595,245	3.53		17,449,610	3.40
Unsecured long-term debt:
Medium-term notes sold through dealers	8,980,513	4.38	2024-2037	6,152,726	3.52	2023-2037
Medium-term notes sold to members	358,844	4.80	2024-2037	365,260	3.98	2023-2037
Medium-term notes sold through dealers and to members	9,339,357	4.39		6,517,986	3.55
Unamortized premium (discount), net	(2,209)			4
Debt issuance costs	(31,228)			(21,122)
Total unsecured medium-term notes	9,305,920			6,496,868
Unsecured notes payable	—	—		71	—	2023
Unamortized discount	—			(1)
Total unsecured notes payable	—			70
Total unsecured long-term debt	9,305,920	4.39		6,496,938	3.55
Total long-term debt	$25,901,165	3.84		$23,946,548	3.44
___________________________
(1) Maturity is presented based on calendar year.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2024 and thereafter.

Table 7.2: Long-Term Debt—Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Maturity Amount	Weighted-Average Interest Rate
2025	$2,670,143	3.31%
2026	3,316,357	3.93
2027	3,418,663	3.78
2028	2,166,030	3.75
2029	2,749,246	4.07
Thereafter	11,811,953	3.92
Total	$26,132,392	3.84

Secured Debt

Long-term secured debt of $16,595 million and $17,450 million as of May 31, 2024 and 2023, respectively, represented 64% and 73% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of May 31, 2024 and 2023. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $855 million of collateral trust bonds that matured during FY2024.

Guaranteed Underwriter Program Notes Payable

We borrowed $275 million and repaid $504 million of notes payable outstanding under the Guaranteed Underwriter Program during FY2024. We had up to $1,200 million available for access under the Guaranteed Underwriter Program as of May 31, 2024.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, under which we can borrow up to $6,000 million from Farmer Mac, at any time, subject to market conditions through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of nonrenewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We borrowed a total of $300 million in principal amount of long-term notes payable under the Farmer Mac note purchase agreement during FY2024. The amount outstanding under this agreement included $500 million of short-term borrowings and $3,364 million of long-term debt as of May 31, 2024. The amount available for borrowing totaled $2,136 million as of May 31, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement. Subsequent to the fiscal year ended May 31, 2024, we borrowed $200 million in long-term notes payable under the Farmer Mac note purchase agreement.

Unsecured Debt

Long-term unsecured debt of $9,306 million and $6,497 million as of May 31, 2024 and 2023, respectively, represented 36% and 27% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During FY2024, we issued an aggregate principal amount of dealer medium-term notes totaling $3,150 million with an average fixed interest rate of 5.05% and an average term of four years, and an aggregate principal amount of dealer medium-term notes totaling $600 million with floating interest rates and an average term of two years. We repaid $959 million in principal amount of dealer medium-term notes that matured during FY2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. The following table presents, by issuance, subordinated deferrable debt outstanding and the weighted-average interest rates as of May 31, 2024 and 2023.

Table 8.1: Subordinated Deferrable Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2024		2023		Maturity and Call Dates
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate	Term in Years	Maturity(2)	Call Date
Issuances of subordinated notes:
Variable rate issuance 2013	$300,000	8.50%	$400,000	8.21%	30	2043	April 30, 2023 (1)
5.25% issuance 2016	350,000	5.25	350,000	5.25	30	2046	April 20, 2026 (1)
5.50% issuance 2019	250,000	5.50	250,000	5.50	45	2064	May 15, 2024 (1)
7.125% issuance 2023	300,000	7.13	300,000	7.13	30	2053	June 15, 2028
7.125% issuance 2024	100,000	7.13	—	—	29	2053	June 15, 2028
Total aggregate principal amount	1,300,000		1,300,000
Unamortized premium	3,488		—
Debt issuance costs	(16,627)		(16,564)
Total subordinated deferrable debt	$1,286,861	6.63	$1,283,436	6.64
___________________________
(1) At any time on or after the call date, the subordinated deferrable debt is redeemable, in whole or in part, at par.
(2) Maturity is presented based on calendar year.

Our subordinated deferrable debt due 2043 is based on 3-month Term Secured Overnight Financing Rate (“SOFR”) plus the Alternative Reference Rates Committee (“ARRC”) recommended credit spread adjustment of 26.161 basis points plus 2.91% as of May 31, 2024. The interest on the debt is paid quarterly, and the payment of interest can be deferred for one or more consecutive interest periods not exceeding five consecutive years. On June 26, 2023, we redeemed $100 million in principal amount of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest. As a result, we recognized $1 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for FY2024.

Our 5.25% subordinated deferrable debt due 2046 pays interest semi-annually, may be called at par 10 years after the issuance, will convert to a variable rate in April 2026 based on 3-month Term SOFR plus the ARRC recommended credit spread adjustment of 26.161 basis points plus 3.63%, and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years.

Our 5.50% subordinated deferrable debt due 2064 pays interest quarterly, may be called at par five years after the issuance and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 40 consecutive quarterly periods.

Our 7.125% subordinated deferrable debt due 2053 pays interest semi-annually, may be called at par every five years after the issuance, resets to a new fixed rate every five years based on the five-year U.S. Treasury rate plus a spread of 3.533% and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 20 consecutive semiannual periods.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2024, we issued $100 million of 7.125% subordinated deferrable debt due 2053, which pays interest semi-annually, may be called at par every five years after the issuance, resets to a new fixed rate every five years based on the five-year U.S. Treasury rate plus a spread of 3.533% and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 20 consecutive semi-annual periods.

To date, we have not exercised our right to defer interest payments on any of our subordinated deferrable debt.

NOTE 9—MEMBERS’ SUBORDINATED CERTIFICATES

Membership Subordinated Certificates

Prior to June 2009, CFC members were required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Membership certificates typically have an original maturity of 100 years and pay interest at 5% semiannually. No requirement to purchase membership certificates has existed for NCSC.

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

Under our current policy, most borrowers requesting standard loans are not required to buy subordinated certificates or guarantee subordinated certificates as a condition of a loan or guarantee. Borrowers meeting certain criteria, including but not limited to, high leverage ratios, or borrowers requesting large facilities, may be required to purchase loan or guarantee subordinated certificates or member capital securities (described below) as a condition of the loan. Loan subordinated certificates have the same maturity as the related long-term loan. Some certificates may amortize annually based on the outstanding loan balance.

The interest rates payable on guarantee subordinated certificates purchased in conjunction with our guarantee program vary in accordance with applicable CFC policy. Guarantee subordinated certificates have the same maturity as the related guarantee.

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing, unsecured obligations of CFC, which are subordinate to all existing and future senior and subordinated indebtedness of CFC held by nonmembers of CFC, but rank proportionally to our member subordinated certificates. Member capital securities mature 30 years from the date of issuance and are callable at par at our option five years from the date of issuance and anytime thereafter. The interest rate for new member capital securities issuance is set at the time of issuance. These securities represent voluntary investments in CFC by the members. Member capital securities issued prior to FY2023 have a call option of 10 years from the date of issuance and anytime thereafter. The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.1: Members’ Subordinated Certificates Outstanding and Weighted-Average Interest Rates

	May 31,
	2024		2023
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2025 through 2119	$628,617		$628,595
Subscribed and unissued (1)	8		19
Total membership subordinated certificates	628,625	4.96%	628,614	4.94%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	201,017		208,192
Non-interest-bearing loan subordinated certificates maturing through 2047	94,911		112,978
Subscribed and unissued (1)	—		41
Total loan subordinated certificates	295,928	2.76	321,211	2.65
Interest-bearing guarantee subordinated certificates maturing through 2044	26,935	5.92	27,138	5.91
Total loan and guarantee subordinated certificates	322,863	3.02	348,349	2.91
Member capital securities:
Securities maturing through 2052	246,163	5.01	246,163	5.01
Total members’ subordinated certificates	$1,197,651	4.44	$1,223,126	4.38
___________________________
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 53 and 54 years as of May 31, 2024 and 2023, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years subsequent to May 31, 2024 and thereafter.

Table 9.2: Members’ Subordinated Certificate Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2025	$5,376	2.91%
2026	62,049	3.27
2027	5,050	3.15
2028	4,992	3.29
2029	6,518	2.39
Thereafter	1,113,658	4.54
Total	$1,197,643	4.44
___________________________
(1)Excludes $0.01 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $135 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $8 million in FY2024 and represented 6% of amortizing loan subordinated certificates outstanding.

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

Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of May 31, 2024 and 2023. For the substantial majority of interest rate swap agreements, SOFR is used as the basis for determining variable interest payment amounts each period.

Table 10.1: Derivative Notional Amount and Weighted-Average Rates

	May 31,
	2024			2023
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,842,540	2.77%	5.57%	$5,920,269	2.75%	5.26%
Receive-fixed swaps	1,523,396	6.08	3.33	1,700,000	6.05	2.97
Subtotal	7,365,936	3.46	5.10	7,620,269	3.49	4.75
Forward pay-fixed swaps	—			195,845
Total interest rate swaps	$7,365,936			$7,816,114

The following table presents the notional amount of our interest rate swaps maturing in each of the five fiscal years subsequent to May 31, 2024 and thereafter.

Table 10.2: Derivative Notional Amount Maturities

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Interest rate swaps	$7,365,936	$421,124	$1,068,771	$605,004	$601,466	$695,211	$3,974,360

Cash Flow Hedges

During FY2024, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk by locking in the underlying U.S. Treasury interest rate component of interest rate payments on anticipated debt issuances. The Treasury locks were designated as cash flow hedges. We terminated the Treasury locks upon the pricing of the $300 million of notes payable under our Farmer Mac revolving note purchase agreement and recorded a net

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement gain of less than $1 million in AOCI, which is reclassified into interest expense over the term of the related Farmer Mac borrowings.

During FY2023, we executed two Treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. The Treasury locks were designated as a cash flow hedge of a forecasted transaction. We recorded a settlement gain of $8 million in AOCI upon the termination of the Treasury locks during FY2023. As the hedged forecasted transaction did not occur in the time period specified in the hedge documentation, we reclassified the $8 million gain from AOCI to earnings as a component of derivative gains (losses) in our consolidated statements of operations in FY2024.

We did not have any derivatives designated as accounting hedges as of May 31, 2024 or May 31, 2023.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of May 31, 2024 and 2023.

Table 10.3: Derivative Assets and Liabilities at Fair Value

	May 31,
	2024		2023
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount(1)
Derivative assets:
Interest rate swaps	$691,249	$5,770,691	$460,762	$5,405,274
Total derivative assets	$691,249	$5,770,691	$460,762	$5,405,274

Derivative liabilities:
Interest rate swaps	$80,988	$1,595,245	$115,074	$2,410,840
Total derivative liabilities	$80,988	$1,595,245	$115,074	$2,410,840
____________________________
(1) The notional amount as of May 31, 2023 included $196 million notional amount of forward starting swaps, as shown above in Table 10.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date in FY2024. The fair value of these swaps as of May 31, 2023 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2024 and 2023, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.4: Derivative Gross and Net Amounts

	May 31, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$691,249	$—	$691,249	$80,026	$—	$611,223
Derivative liabilities:
Interest rate swaps	80,988	—	80,988	80,026	—	962

	May 31, 2023
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$460,762	$—	$460,762	$112,047	$—	$348,715
Derivative liabilities:
Interest rate swaps	115,074	—	115,074	112,047	—	3,027

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

Table 10.5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2024	2023	2022
Derivative gains attributable to:
Derivative cash settlements interest income (expense)	$127,166	$33,577	$(101,385)
Derivative forward value gains	264,871	252,267	557,867
Derivative gains	$392,037	$285,844	$456,482

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

During FY2024, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2024. Moody’s, S&P and Fitch had our ratings on stable outlook as of May 31, 2024. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2024, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 10.6: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$25,530	$(557)	$—	$(557)
Falls below Baa1/BBB+	4,922,641	(396)	410,278	409,882
Falls to or below Baa2/BBB (2)	356,088	—	26,951	26,951
Total	$5,304,259	$(953)	$437,229	$436,276
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $269 million as of May 31, 2024. These swaps were in an unrealized gain position of $39 million as of May 31, 2024.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $1 million as of May 31, 2024.

Derivative Counterparty Credit Exposure

Our interest rate swap contracts are subject to credit risk associated with counterparties to these derivative contracts. As mentioned above, we generally engage in OTC derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. To manage this risk, we diversify our derivative positions among counterparties with investment-grade credit ratings, perform an internal credit risk

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analysis and maintain enforceable master netting arrangements, allowing us to net derivative assets and liabilities with the same counterparty. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk.

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2024 and 2023, and from AA- to BBB+ and AA- to A- by S&P as of May 31, 2024 and 2023, respectively. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% and 23% of the total outstanding notional amount of our derivatives as of May 31, 2024 and 2023, respectively. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $611 million and $349 million as of May 31, 2024 and 2023, respectively, as presented in Table 10.4 above.

NOTE 11—EQUITY

Total equity increased $423 million to $3,012 million as of May 31, 2024 compared with May 31, 2023. The increase was attributable primarily to our reported net income of $554 million for FY2024, partially offset by a decrease in equity of $10 million from CFC’s deconsolidation of RTFC and $113 million from CFC Board of Directors’ authorized patronage capital retirements during the period, as discussed below.

Table 11.1: Equity

	May 31,
(Dollars in thousands)	2024	2023
Membership fees and educational fund:
Membership fees	$968	$969
Educational fund	2,608	2,565
Total membership fees and educational fund	3,576	3,534
Patronage capital allocated	928,232	1,006,115
Members’ capital reserve	1,455,564	1,202,152
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains	342,624	92,363
Current fiscal year derivative forward value gains(1)	263,591	250,261
Current fiscal year-end cumulative derivative forward value gains	606,215	342,624
Other unallocated net loss	(709)	(709)
Unallocated net income	605,506	341,915
CFC retained equity	2,992,878	2,553,716
Accumulated other comprehensive income (loss)	(1,416)	8,343
Total CFC equity	2,991,462	2,562,059
Noncontrolling interests	20,707	27,190
Total equity	$3,012,169	$2,589,249
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities. See “Note 16—Business Segments” for the statements of operations for CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of Net Earnings and Retirement of Patronage Capital—CFC

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-in capital and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage, and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

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

In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2024 to the cooperative educational fund. In July 2024, the CFC Board of Directors authorized the allocation of net earnings for FY2024 as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve. See “Item 7. MD&A—Non-GAAP Financial Measures” for information on adjusted net income.

In July 2024, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for FY2024 and $17 million represented the portion of the allocation from net earnings for fiscal year 1999 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $47 million to members in cash in the second quarter of fiscal year 2025. The remaining portion of the patronage capital allocation for FY2024 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023 and the remaining $25 million was allocated to the CFC members’ capital reserve during FY2024. Following the closing of the RTFC sale transaction on December 1, 2023, CFC concluded that it is no longer a primary

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beneficiary of RTFC, and accordingly, deconsolidated RTFC from its consolidated financial statements. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

In May 2023, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2023 to the cooperative educational fund. In July 2023 the CFC Board of Directors authorized the allocation of net earnings for FY2023 as follows: $110 million to members in the form of patronage capital and $140 million to the members’ capital reserve. In July 2023, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $72 million, of which $55 million represented 50% of the patronage capital allocation for FY2023 and $17 million represented the portion of the allocation from net earnings for fiscal year 1998 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $72 million was returned to members in cash in September 2023. The remaining portion of the amount allocated for FY2023 will be retained by CFC for 25 years under current guidelines adopted by the CFC Board of Directors in June 2009.

Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations. During FY2024, the CFC Board of Directors approved a change in the allocation of net earnings that would allow us to retain additional earnings and help in effectively managing our debt-to-equity ratio. As a result of this change, we retained a higher percentage of net earnings for FY2024 in members’ capital reserve, compared with FY2023.

CFC’s total equity includes noncontrolling interests, which consists of 100% of the equity of NCSC, as the members of NCSC own or control 100% of the interests in NCSC. NCSC also allocates annual net earnings, subject to approval by its board of directors. The allocation of net earnings by NCSC to board-approved reserves does not affect noncontrolling interests; however, the cash disbursements from board-approved reserves results in a reduction to noncontrolling interests.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the years ended May 31, 2024 and 2023 and the balance of each component as of the end of each respective period.

Table 11.2: Changes in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31,
	2024			2023
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans (2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans (2)	Total
Beginning balance	$11,102	$(2,759)	$8,343	$5,123	$(2,865)	$2,258
Changes in unrealized gains (losses)	483	(2,156)	(1,673)	6,691	(213)	6,478
Realized (gains) losses reclassified to earnings	(8,298)	212	(8,086)	(712)	319	(393)
Ending balance	$3,287	$(4,703)	$(1,416)	$11,102	$(2,759)	$8,343

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). Based on the PPA target and PPA actuarial value of the plan assets, it was more than 90% funded as of January 1, 2024, and more than 80% funded as of both 2023 and 2022. We made contributions to the Retirement Security Plan of $6 million, $5 million and $5 million in FY2024, FY2023 and FY2022, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Executive Benefit Restoration Plan

We adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds Internal Revenue Service limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. This plan included seven participants as of both May 31, 2024 and 2023.

We recognized net periodic pension expense for this plan of approximately $1 million in each of FY2024, FY2023 and FY2022. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component of other liabilities, was $7 million and $5 million as of May 31, 2024 and 2023, respectively. CFC made contributions to the plan of $1 million, $1 million and $2 million in FY2024, FY2023 and FY2022 respectively, for lump-sum settlement payments to fully vested participants of $1 million, $1 million and $2 million in each respective year. Unrecognized pension costs recorded in accumulated other comprehensive income were $5 million and $3 million as of May 31, 2024 and 2023, respectively. We expect to amortize less than $1 million of the unrecognized pension costs as a component of our net periodic pension benefit expense in the fiscal year ended May 31, 2025.

As a result of the settlement payments in FY2024, FY2023 and FY2022, we recognized a settlement loss of less than $1 million in each of FY2024, FY2023 and FY2022. The settlement losses are recorded as a component of non-interest expense on our consolidated statements of operations.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximately $1 million to the plan in each of FY2024, FY2023 and FY2022.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of May 31, 2024 and 2023.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Guarantees Outstanding by Type and Member Class

	May 31,
(Dollars in thousands)	2024	2023
Guarantee type:
Long-term tax-exempt bonds(1)	$73,755	$98,405
Letters of credit(2)(3)	752,019	538,393
Other guarantees	184,142	160,023
Total	$1,009,916	$796,821

Member class:
CFC:
Distribution	$472,210	$383,644
Power supply	451,828	380,382
Statewide and associate(4)	42,257	17,532
CFC total	966,295	781,558
NCSC	43,621	15,263
Total	$1,009,916	$796,821
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.
(3)Under a hybrid letter of credit facility we had $30 million of commitments that may be used for the issuance of letters of credit as of May 31, 2024.
(4)Includes CFC guarantees to NCSC telecom members totaling $41 million and $16 million as of May 31, 2024 and 2023, respectively.

We had guarantees outstanding totaling $1,010 million and $797 million as of May 31, 2024 and 2023, respectively. Guarantees under which our right of recovery from our members was not secured totaled $718 million and $535 million and represented 71% and 67% of total guarantees as of May 31, 2024 and 2023, respectively. We were not required to perform pursuant to any of our guarantee obligations during FY2024 or FY2023.

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

Long-term tax-exempt bonds of $74 million and $98 million as of May 31, 2024 and 2023, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $752 million and $538 million as of May 31, 2024 and 2023, respectively, $194 million and $138 million were secured as of each respective date. The maturities for the outstanding letters of credit as of May 31, 2024 extend through calendar year 2044.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2024, we may be required to issue up to an additional $159 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2024. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $184 million and $160 million as of May 31, 2024 and 2023, respectively, of which $25 million was secured as of both May 31, 2024 and 2023. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $74 million of variable-rate tax-exempt bonds as of May 31, 2024, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during FY2024, FY2023 or FY2022.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $16 million and $13 million as of May 31, 2024 and 2023, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified and accounts for the substantial majority of our guarantee liability, totaled $15 million and $12 million as of May 31, 2024 and 2023, respectively. The remaining amount pertains to our contingent guarantee exposures.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2024 and thereafter:

Table 13.2: Guarantees Outstanding Maturities

(Dollars in thousands)	Amount Maturing
2025	$320,520
2026	261,380
2027	92,894
2028	138,639
2029	23,830
Thereafter	172,653
Total	$1,009,916

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of May 31, 2024 and 2023. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 14.1: Fair Value of Financial Instruments

	May 31, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$280,124	$280,124	$280,124	$—	$—
Restricted cash	8,217	8,217	8,217	—	—
Equity securities, at fair value	36,886	36,886	36,886	—	—
Debt securities trading, at fair value	281,351	281,351	—	281,351	—
Deferred compensation investments	7,763	7,763	7,763	—	—
Loans to members, net	34,493,559	30,884,906	—	—	30,884,906
Accrued interest receivable	190,247	190,247	—	190,247	—
Derivative assets	691,249	691,249	—	691,249	—
Total financial assets	$35,989,396	$32,380,743	$332,990	$1,162,847	$30,884,906

Liabilities:
Short-term borrowings	$4,332,690	$4,333,635	$—	$3,833,635	$500,000
Long-term debt	25,901,165	24,470,693	—	15,529,041	8,941,652
Accrued interest payable	263,372	263,372	—	263,372	—
Guarantee liability	15,896	16,477	—	—	16,477
Derivative liabilities	80,988	80,988	—	80,988	—
Subordinated deferrable debt	1,286,861	1,295,729	244,636	1,051,093	—
Members’ subordinated certificates	1,197,651	1,197,651	—	—	1,197,651
Total financial liabilities	$33,078,623	$31,658,545	$244,636	$20,758,129	$10,655,780

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2023		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198,936	$198,936	$198,936	$—	$—
Restricted cash	8,301	8,301	8,301	—	—
Equity securities, at fair value	35,494	35,494	35,494	—	—
Debt securities trading, at fair value	474,875	474,875	—	474,875	—
Deferred compensation investments	6,660	6,660	6,660	—	—
Loans to members, net	32,478,992	29,308,647	—	—	29,308,647
Accrued interest receivable	172,723	172,723	—	172,723	—
Derivative assets	460,762	460,762	—	460,762	—
Total financial assets	$33,836,743	$30,666,398	$249,391	$1,108,360	$29,308,647

Liabilities:
Short-term borrowings	$4,546,275	$4,547,333	$—	$4,547,333	$—
Long-term debt	23,946,548	22,665,551	—	13,527,393	9,138,158
Accrued interest payable	212,340	212,340	—	212,340	—
Guarantee liability	12,973	12,475	—	—	12,475
Derivative liabilities	115,074	115,074	—	115,074	—
Subordinated deferrable debt	1,283,436	1,261,141	240,831	1,020,310	—
Members’ subordinated certificates	1,223,126	1,223,126	—	—	1,223,126
Total financial liabilities	$31,339,772	$30,037,040	$240,831	$19,422,450	$10,373,759

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

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data include but

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during fiscal years ended May 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2024 and 2023, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the years ended May 31, 2024 and 2023.

Table 14.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,
	2024			2023
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$36,886	$—	$36,886	$35,494	$—	$35,494
Debt securities trading, at fair value	—	281,351	281,351	—	474,875	474,875
Deferred compensation investments	7,763	—	7,763	6,660	—	6,660
Derivative assets	—	691,249	691,249	—	460,762	460,762

Liabilities:
Derivative liabilities	—	80,988	80,988	—	115,074	115,074

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

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, municipality debt securities, commercial MBS, foreign government debt securities and other ABS and were classified as trading as of May 31, 2024. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses using

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant observable market inputs where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

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

Derivative Instruments

Our derivatives primarily consist of OTC interest rate swaps executed under master netting swap agreements that do not have readily available quoted market prices. We derive the fair value of our derivatives using a vendor-provided derivative system, which is based on industry-standard discounted cash flow models. We rely primarily on market-observable inputs for these models, including market interest rates and forward swap yield curves, as well as the contractual terms of the derivative instrument, as of the valuation date. We include a credit risk valuation adjustment in our valuation of derivatives, which takes into consideration the effect of nonperformance credit risk of the counterparty or our own nonperformance risk and depends on whether the derivative instrument is in a gain, or asset, financial position or in a loss, or liability, financial position. We corroborate our derivative valuations by comparing the amounts to counterparty valuations and third-party pricing sources. We analyze and validate pricing variances, if material, among different external pricing sources. Because observable market data serve as the key inputs in valuing our interest rate swaps, the valuation methodology is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of May 31, 2024 or May 31, 2023.

NOTE 15—VARIABLE INTEREST ENTITIES

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without financial support. CFC is the primary source of funding for NCSC. Under the terms of the management agreement with NCSC, CFC manages the business operations of NCSC. CFC also unconditionally guarantees full indemnification for any loan losses of NCSC pursuant to a guarantee agreement with NCSC. CFC earns management and guarantee fees from its agreements with NCSC. Previously, RTFC was a VIE that was required to be consolidated by CFC. Subsequent to December 1, 2023, in connection with the RTFC sale transaction, CFC is no longer a primary beneficiary of RTFC, and accordingly, deconsolidated RTFC from its consolidated financial statements. We provide additional information on the RTFC sale transaction under “Note 1—Summary of Significant Accounting Policies.”

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of May 31, 2024 and NCSC’s and RTFC’s assets and liabilities as of May 31, 2023.

Table 15.1: Consolidated Assets and Liabilities of Variable Interest Entities

	May 31,
(Dollars in thousands)	2024	2023
Assets:
Loans outstanding	$1,544,477	$1,444,662
Other assets	12,700	12,612
Total assets	$1,557,177	$1,457,274

Liabilities:
Total liabilities	$9,824	$19,704

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of May 31, 2024 and to NCSC and RTFC as of May 31, 2023.

Table 15.2: CFC Exposure Under Credit Commitments to NCSC and RTFC

	May 31,
	2024	2023
(Dollars in thousands)	NCSC	NCSC and RTFC
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,500,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,532,781	1,428,886
Credit enhancements:
CFC third-party guarantees	43,621	15,263
Other credit enhancements	757	2,038
Total credit enhancements(2)	44,378	17,301
Total outstanding commitments	1,577,159	1,446,187
CFC credit commitments available	$3,422,841	$4,053,813
____________________________
(1) Intercompany borrowings payable by NCSC to CFC as of May 31, 2024 and intercompany borrowings payable by NCSC and RTFC to CFC as of May 31, 2023 are eliminated in consolidation.
(2) Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC had access to a $1,500 million revolving line of credit and a $1,500 million revolving term loan from CFC as of May 31, 2023, maturing in 2067. Under a loan and security agreement with CFC, RTFC had access to a $1,000 million revolving line of credit and a $1,500 million revolving term loan from CFC, as of May 31, 2023, maturing in 2067.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the RTFC sale transaction on December 1, 2023, the NCSC loan and security agreement with CFC was amended to assume the RTFC loan and security agreement with CFC and revise the amount available thereunder. As a result, as of May 31, 2024, NCSC had access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC, which will mature in 2067.

CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $44 million as of May 31, 2024. The maturities for obligations guaranteed by CFC extend through 2043.

NOTE 16—BUSINESS SEGMENTS

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

Business Segment Reporting Methodology

The results of our business segments are intended to present the separate results for each of the legal entities included in our consolidated financial statements. As discussed in “Note 15—Variable Interest Entities,” all of NCSC’s funding is either provided by CFC or guaranteed by CFC, the terms and conditions of which are stipulated in a loan and security agreement and a guarantee agreement between CFC and NCSC. Pursuant to the guarantee agreement, CFC unconditionally guarantees full indemnification to NCSC for any credit losses. In addition, CFC manages the business operations of NCSC under a management agreement that automatically renews on an annual basis unless the agreement is terminated by either party.

We report loans and interest and fees earned on loans based on the legal entity that holds the loans. CFC borrows from various sources to fund the operations of CFC and NCSC, the cost of which is reflected in CFC’s interest expense. NCSC borrows from CFC to fund loans to its members, the cost of which is reported as interest expense by NCSC. CFC charges NCSC a management fee, which CFC reports as a component of fee and other income. NCSC reports the management fee charged by CFC as a component of non-interest expense. CFC and NCSC use derivatives, primarily interest rate swaps, to manage interest rate risk. Because we generally do not elect to apply hedge accounting to our interest rate swaps, changes in the fair value of our interest rate swaps are recorded in earnings in our consolidated total results of operations. However, management excludes the impact of derivative forward value gains and losses and includes the net periodic derivative cash settlement interest income or expense amounts as a component of interest expense in reporting our segment results of operations, which represents the only difference between the accounting and reporting for our business segment results of operations and our consolidated total results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Results and Reconciliation

The following tables display segment results of operations for the years ended May 31, 2024, 2023 and 2022, assets attributable to each segment as of May 31, 2024 and 2023 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.1: Business Segment Information

	Year Ended May 31, 2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated
Results of operations:
Interest income	$1,584,071	$82,104	$1,666,175	$—	$(72,824)	$1,593,351
Interest expense	(1,339,003)	(72,909)	(1,411,912)	—	72,824	(1,339,088)
Derivative cash settlements interest income	127,017	149	127,166	(127,166)	—	—
Interest expense	(1,211,986)	(72,760)	(1,284,746)	(127,166)	72,824	(1,339,088)
Net interest income	372,085	9,344	381,429	(127,166)	—	254,263
Benefit (provision) for credit losses	5,516	(2,330)	3,186	—	2,330	5,516
Net interest income after benefit (provision) for credit losses	377,601	7,014	384,615	(127,166)	2,330	259,779
Non-interest income:
Fee and other income	27,857	7,448	35,305	—	(12,513)	22,792
Derivative gains:
Derivative cash settlements interest income	—	—	—	127,166	—	127,166
Derivative forward value gains	—	—	—	264,871	—	264,871
Derivative gains	—	—	—	392,037	—	392,037
Investment securities gains	10,772	—	10,772	—	—	10,772
Total non-interest income	38,629	7,448	46,077	392,037	(12,513)	425,601
Non-interest expense:
General and administrative expenses	(123,336)	(11,286)	(134,622)	—	8,251	(126,371)
Losses on early extinguishment of debt	(1,025)	—	(1,025)	—	—	(1,025)
Other non-interest expense	(2,112)	(1,984)	(4,096)	—	1,932	(2,164)
Total non-interest expense	(126,473)	(13,270)	(139,743)	—	10,183	(129,560)
Income before income taxes	289,757	1,192	290,949	264,871	—	555,820
Income tax provision	—	(1,504)	(1,504)	—	—	(1,504)
Net income (loss)	$289,757	$(312)	$289,445	$264,871	$—	$554,316

	May 31, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$34,516,488	$1,544,477	$36,060,965	$—	$(1,532,781)	$34,528,184
Deferred loan origination costs	14,101	—	14,101	—	—	14,101
Loans to members	34,530,589	1,544,477	36,075,066	—	(1,532,781)	34,542,285
Less: Allowance for credit losses	(48,726)	(6,000)	(54,726)	—	6,000	(48,726)
Loans to members, net	34,481,863	1,538,477	36,020,340	—	(1,526,781)	34,493,559
Other assets	1,671,555	28,389	1,699,944	—	(15,689)	1,684,255
Total assets	$36,153,418	$1,566,866	$37,720,284	$—	$(1,542,470)	$36,177,814

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2023
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,343,215	$61,716	$1,404,931	$—	$(53,202)	$1,351,729
Interest expense	(1,036,499)	(53,211)	(1,089,710)	—	53,202	(1,036,508)
Derivative cash settlements interest income (expense)	34,021	(444)	33,577	(33,577)	—	—
Interest expense	(1,002,478)	(53,655)	(1,056,133)	(33,577)	53,202	(1,036,508)
Net interest income	340,737	8,061	348,798	(33,577)	—	315,221
Provision for credit losses	(603)	(935)	(1,538)	—	935	(603)
Net interest income after provision for credit losses	340,134	7,126	347,260	(33,577)	935	314,618
Non-interest income:
Fee and other income	24,880	3,922	28,802	—	(10,668)	18,134
Derivative gains:
Derivative cash settlements interest income	—	—	—	33,577	—	33,577
Derivative forward value gains	—	—	—	252,267	—	252,267
Derivative gains	—	—	—	285,844	—	285,844
Investment securities losses	(4,974)	—	(4,974)	—	—	(4,974)
Total non-interest income	19,906	3,922	23,828	285,844	(10,668)	299,004
Non-interest expense:
General and administrative expenses	(107,209)	(10,522)	(117,731)	—	8,100	(109,631)
Losses on early extinguishment of debt	(117)	—	(117)	—	—	(117)
Other non-interest expense	(1,484)	(1,636)	(3,120)	—	1,633	(1,487)
Total non-interest expense	(108,810)	(12,158)	(120,968)	—	9,733	(111,235)
Income (loss) before income taxes	251,230	(1,110)	250,120	252,267	—	502,387
Income tax provision	—	(800)	(800)	—	—	(800)
Net income (loss)	$251,230	$(1,910)	$249,320	$252,267	$—	$501,587

	May 31, 2023
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$32,503,574	$1,444,662	$33,948,236	$—	$(1,428,887)	$32,519,349
Deferred loan origination costs	12,737	—	12,737	—	—	12,737
Loans to members	32,516,311	1,444,662	33,960,973	—	(1,428,887)	32,532,086
Less: Allowance for credit losses	(53,094)	(3,670)	(56,764)	—	3,670	(53,094)
Loans to members, net	32,463,217	1,440,992	33,904,209	—	(1,425,217)	32,478,992
Other assets	1,520,456	77,628	1,598,084	—	(65,016)	1,533,068
Total assets	$33,983,673	$1,518,620	$35,502,293	$—	$(1,490,233)	$34,012,060

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2022
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,133,173	$43,295	$1,176,468	$—	$(35,225)	$1,141,243
Interest expense	(705,534)	(35,225)	(740,759)	—	35,225	(705,534)
Derivative cash settlements interest expense	(99,768)	(1,617)	(101,385)	101,385	—	—
Interest expense	(805,302)	(36,842)	(842,144)	101,385	35,225	(705,534)
Net interest income	327,871	6,453	334,324	101,385	—	435,709
Benefit for credit losses	17,972	3,334	21,306	—	(3,334)	17,972
Net interest income after benefit for credit losses	345,843	9,787	355,630	101,385	(3,334)	453,681
Non-interest income:
Fee and other income	22,426	70	22,496	—	(5,303)	17,193
Derivative gains:
Derivative cash settlements interest expense	—	—	—	(101,385)	—	(101,385)
Derivative forward value gains	—	—	—	557,867	—	557,867
Derivative gains	—	—	—	456,482	—	456,482
Investment securities losses	(30,179)	—	(30,179)	—	—	(30,179)
Total non-interest income (expense)	(7,753)	70	(7,683)	456,482	(5,303)	443,496
Non-interest expense:
General and administrative expenses	(93,465)	(8,102)	(101,567)	—	6,381	(95,186)
Losses on early extinguishment of debt	(754)	—	(754)	—	—	(754)
Other non-interest expense	(1,552)	(2,256)	(3,808)	—	2,256	(1,552)
Total non-interest expense	(95,771)	(10,358)	(106,129)	—	8,637	(97,492)
Income (loss) before income taxes	242,319	(501)	241,818	557,867	—	799,685
Income tax provision	—	(1,148)	(1,148)	—	—	(1,148)
Net income (loss)	$242,319	$(1,649)	$240,670	$557,867	$—	$798,537
____________________________
(1)Consists of (i) the reclassification of net periodic derivative settlement interest income (expense) amounts, which we report as a component of interest expense for business segment reporting purposes but is included in derivatives gains (losses) in our consolidated total results and (ii) derivative forward value gains and losses, which we exclude from our business segment results but is included in derivatives gains (losses) in our consolidated total results.
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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2024.

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

By:	/s/ J. ANDREW DON	By:	/s/ YU LING WANG
	J. Andrew Don		Yu Ling Wang
	Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 1, 2024		August 1, 2024

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)
August 1, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
G. Anthony Norton (President of CFC)	72	2019	2025
Mark A. Suggs (Vice President of CFC)	67	2020	2026
Brent McRae (Secretary-Treasurer of CFC)	64	2021	2027
Charles A. Abel II	55	2022	2025
Anthony A. Anderson (1)	62	2021	2025
Thomas A. Bailey	81	2019	2025
John Bartley (2)	48	2024	2027
Donnie Bidegain	46	2023	2026
Jared Echternach	52	2021	2027
Darick Eisenbraun	32	2023	2026
Timothy Eldridge	66	2021	2027
Bruce Anthony Everhart	68	2022	2026
Dennis Fulk	72	2019	2025
Barbara E. Hampton	62	2019	2025
William Keith Hayward	59	2020	2026
Michael Heinen	61	2021	2027
Bradley P. Janorschke	59	2019	2025
Anthony Larson	50	2020	2026
Shane Larson	61	2022	2025
John Metcalf	59	2021	2027
Kendall Montgomery	60	2020	2025
Michael Partin (1)	57	2024	2027
Jeffrey Allen Rehder	57	2020	2027
David E. Felkel (3)	63	2018	2024
Joseph D. Martin (1)(4)	74	2023	2024
____________________________
(1)Pursuant to CFC’s bylaws, NRECA determines the method of director election and length of term for the seat occupied by this director.
(2) Director seated on June 16, 2024.
(3) Director’s term ended on June 16, 2024.
(4) Director resigned from NRECA and CFC Board effective March 5, 2024.

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

The 20 district-level directors are each elected by a vote of the members within the district for which the director serves. The at-large director who satisfies the requirements of an audit committee financial expert, is elected by the vote of all members. All CFC directors, other than the two directors designated by NRECA, are elected for a three-year term and can serve a maximum of two consecutive terms. Each CFC member (other than associates) is entitled to one vote with respect to elections of directors in their districts.

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	G. Anthony Norton	72	2025(2)
Vice President and Director	Mark A. Suggs	67	2025(2)
Secretary-Treasurer and Director	Brent McRae	64	2025(2)
Chief Executive Officer	J. Andrew Don	64	2021
Senior Vice President and Chief Financial Officer	Yu Ling Wang	49	2021
Senior Vice President and Chief Banking Officer	Joel Allen	58	2014
Senior Vice President and General Counsel	Nathan Howard	48	2022
Senior Vice President and Chief Corporate Affairs Officer	Brad L. Captain	54	2014
Senior Vice President and Chief Risk Officer	Gholam M. Saleh	52	2022
Senior Vice President and Chief Operating Officer	Gary Bradbury	53	2022
Senior Vice President, Relationship Management	Jill Maison	59	2023
___________________________
(1) Refers to fiscal year.
(2) Elected on June 19, 2024.

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

Directors

Mr. Norton has served as a Director of Snapping Shoals Electric Membership Corporation in Covington, Georgia, since 1993. Mr. Norton has also served as a Director at Georgia System Operations Corporation in Tucker, Georgia, since 2012. Additionally, Mr. Norton served as a Director of Georgia Electric Membership Corporation in Tucker, Georgia, from 2009 to 2021. Mr. Norton owned and operated Conyers Pharmacy in Conyers, Georgia, from 1982 to 2018. As a Director of Snapping Shoals Electric Membership Corporation, Mr. Norton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Norton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Abel has served as a Director of Sangre de Cristo Electric Association in Buena Vista, Colorado, since June 2015, has served in several officer positions since November 2015 and currently serves as Vice Chair of the board. He has served as a Director of Tri-State Generation and Transmission Association in Westminster, Colorado, since April 2019 and currently serves on the Executive Committee, the Finance & Audit Committee, the Board Policy Review Committee. Additionally, Mr. Abel served as Director of Western United Electric Supply from April 2017 through April 2019. In addition to being a self-employed Certified Public Accountant, Mr. Abel was employed by High Country Bank as a commercial loan officer from May 2019 through October 2020. Prior to May 2019, he was a majority equity owner and managing principal for Abel & Eggleston, CPAs, LLC since 2008. As a Director of Sangre de Cristo Electric Association, Mr. Abel has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Abel has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Anderson served as the General Manager of Cherryland Electric Cooperative in Grawn, Michigan, from March 2003 to April 2024. Additionally, Mr. Anderson has served as a Director of NRECA in Arlington, Virginia, since 2008 and has been its president since March 8, 2023. He also served as Director of the Michigan Electric Cooperative Association in Lansing, Michigan, from 2003 to 2023. As the general manager of Cherryland Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bailey has served as a Director of Vermont Electric Cooperative in Johnson, Vermont, since 2004. From 2006 to 2015, Mr. Bailey served as board president of Vermont Electric Cooperative. He has operated a real estate investment business since 2009. As a Director of Vermont Electric Cooperative, Mr. Bailey has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bailey has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bartley has been the CEO of Gulf Coast Electric Cooperative, Inc. in Wewahitchka, Florida, since 2013. He has been a Certified Public Accountant since 2001 and a Certified Fraud Examiner since 2011. As the CEO of Gulf Coast Electric Cooperative, Inc., Mr. Bartley has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bartley has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bidegain has served as a Director of Farmers’ Electric Cooperative, Inc. of New Mexico in Clovis, New Mexico, since January 2009. Mr. Bidegain has served as a Director of Western Farmers Electric Cooperative since 2013 and as its board president since 2021. He has been a partner of T4 Cattle Company, LLC since 1996. Mr. Bidegain has owned and managed Bidegain Farms, LLC since 2003 and managed Sunny State Products, Inc. since 2022. As a Director of Farmers’ Electric Cooperative, Inc. of New Mexico, Mr. Bidegain has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bidegain has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Eldridge has served as a Director of Fleming-Mason Energy Cooperative, Inc. in Flemingsburg, Kentucky, since 2000, and as a Director of East Kentucky Power Cooperative, Inc. in Winchester, Kentucky, since 2014 in addition to serving as Treasurer for East Kentucky Power Cooperative, Inc. since 2024. Mr. Eldridge has also been Audit Committee Chairman of Fleming-Mason Energy since 2014. He has served as a Director of Citizens Bank located in Morehead, Kentucky, since 2013 and served as its Audit Committee Chairman throughout that time. Since 2015, Mr. Eldridge has been a member-owner and Certified Public Accountant at Baldwin CPAs, PLLC in Flemingsburg, Kentucky. He has held his Kentucky CPA license since 1986. As a Director of Fleming-Mason Energy Cooperative, Inc., Mr. Eldridge has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Eldridge has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Hayward has served as the General Manager and CEO of North East Mississippi Electric Power Association in Oxford, Mississippi, since February 2014. From July 2004 to January 2014, he served as its manager of Engineering and Operations. Mr. Hayward has also served as a Director of Meridian Cooperative, formerly known as SEDC, a software cooperative in Atlanta, Georgia, since 2014. As the General Manager and CEO of North East Mississippi Electric Power Association, Mr. Hayward has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayward has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Janorschke has been the General Manager at Homer Electric Association, Inc. in Homer, Alaska, since 2004. He has also been the General M of Alaska Electric and Energy Cooperative in Homer, Alaska, since 2004. Mr. Janorschke has also served on the Board of Trustees of the Northwest Public Power Association in Vancouver, Washington, since 2014. As the General Manager of Homer Electric Association, Inc., Mr. Janorschke has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Janorschke has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Shane Larson has served as the CEO of Rock Energy Cooperative in Janesville, Wisconsin, since August 2000. From 2013 to 2022, Mr. Larson served as a Director of Federated Rural Electric Insurance Exchange in Shawnee, Kansas including as its chairman. He has also served as a Director of Charge EV, LLC in Wisconsin since 2021 and as its Vice Chairman since 2021. Mr. Larson served as a Director of Wisconsin’s Managers’ Association from 2006 to 2008 and as its president in 2008. He was also a board member of Empower Energy from 2003 until 2004. As the CEO of Rock Energy Cooperative, Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Montgomery has been General Manager and CEO of Fort Belknap Electric Cooperative, Inc. in Olney, Texas, since August 2003. Additionally, Mr. Montgomery has been CEO of Fort Belknap Services Corporation since August 2003, and CEO of Link Field Services, Inc. since August 2003, both subsidiaries of Fort Belknap Electric Cooperative, Inc. Mr. Montgomery has been an alternate director of Brazos Electric Power Cooperative, Inc. in Waco, Texas, since August 2003.

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

Mr. Partin has been the CEO of Sequachee Valley Electric Cooperative in South Pittsburg, Tennessee, since 1998. Mr. Partin has also served as a Director of the NRECA Board of Directors, since 2019, and has served as NRECA Vice President since March 5, 2024. As the CEO of Sequachee Valley Electric Cooperative, Mr. Partin has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Partin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Rehder has served as a Director of North West Rural Electric Cooperative in Orange City, Iowa, since 2005, and has served as its board president since 2012. He has served as a Director of Rivers Edge Bank, in Marion, South Dakota, since 2007. Since 2007, he has also served as a Director of First State Associates, a bank holding company in Hawarden, Iowa, and served as its chairman from 2020 until 2022. Since 2010, he has served as President of Rehder Farms Inc. and Director of 3R Feedlots Inc. in Hawarden, Iowa. As a Director of North West Rural Electric Cooperative, Mr. Rehder has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rehder has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Martin has served as a Director of Mountain View Electric Association in Limon, Colorado, since 1988. Mr. Martin has also served as a Director of the NRECA Board of Directors from 2014 to 2024. As a Director of Mountain View Electric Association and NRECA, Mr. Martin has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Martin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Ms. Wang joined CFC in 1999. During her tenure, Ms. Wang has held various positions within CFC’s finance department. Ms. Wang was named Vice President, Capital Markets in June 2017 after having served as Vice President, Capital Markets Relations since June 2012. Effective May 3, 2021, Ms. Wang became Senior Vice President and Chief Financial Officer.

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

(f) Involvement in Certain Legal Proceedings

None to our knowledge.

(g) Promoters and Control Persons

Not applicable.

(h) Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”). We anticipate that any waivers of, or amendments to, the Code of Ethics will be posted on our website.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mrs. Hampton (Chairperson), Mr. Montgomery (Vice Chairperson), Mr. Norton (Ex Officio), Mr. Abel, Mr. Anderson, Mr. Bartley, Mr. Eldridge, Mr. Fulk, Mr. Hayward, Mr. Heinen, Mr. McRae and Mr. Suggs. Mrs. Hampton was designated by the board as an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written policy for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

Audit Committee Report

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2024. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2024 for filing with the U.S. Securities and Exchange Commission (the “SEC”).

Submitted by the Audit Committee:
Barbara E. Hampton
Kendall Montgomery
G. Anthony Norton
Charles A. Abel II
Anthony A. Anderson
John Bartley
Timothy Eldridge
Dennis Fulk
William Keith Hayward
Michael Heinen
Brent McRae
Mark A. Suggs

The information in the Audit Committee Report above does not constitute “soliciting material” and will not be deemed “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate SEC filings by references, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mrs. Hampton, Mr. Hayward, Mr. Shane Larson, Mr. McRae, Mr. Norton, Mr. Rehder and Mr. Suggs. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2024, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Discussion and Analysis—Compensation Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long-term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. During fiscal year 2024, Mercer US provided CFC services with respect to general compensation data and benefit administration. The decision to engage Mercer US was made by management and approved by the Compensation Committee. The aggregate fees paid to Mercer US for executive compensation services to the Compensation Committee during fiscal year 2024 were $108,512.

In fiscal year 2024, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock

Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest. CFC does not believe that such additional services impair Mercer’s ability to provide independent advice to the Compensation Committee or otherwise present a conflict of interest.

Role of Executive Officers

As described above, the Compensation Committee has delegated the authority for making base pay decisions for the other named executive officers to the CEO. The CEO exercises his judgment to set base pay rates, based on general market data, overall corporate performance and leadership accomplishments. For additional information about the CEO’s role in compensation decisions, see “Compensation Discussion and Analysis—Base Pay” section below.

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

The ERM framework is intended to provide a holistic view of key risks that may impact CFC’s strategic objectives. ERM provides CFC with a process that allows CFC to become more anticipatory and effective at evaluating and managing uncertainties, objectively and proactively. The ERM process is focused on categorically measuring and assessing key risks across three broad groupings of risk, namely credit risk, financial risk, and operational risk. The process of assessing key risks is performed quarterly and within the context of CFC’s strategic objectives, mission, values, culture, conservative risk-management philosophy and established risk guidelines. The framework provides a consistent approach for identifying CFC’s key risks and determining appropriate responses in light of the board of directors’ strategic objectives.

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

In fulfilling its risk-management oversight duties, the board of directors receives periodic reports on business activities and risk-management activities from management, including but not limited to detailed risk assessment of (i) credit risk including an analysis of CFC’s loan portfolio, counterparty credit risk exposure (e.g., derivatives counterparties) and the corporate investment portfolio; (ii) financial risk including an analysis of liquidity and funding risk, capital management and leverage, financial performance and interest rate risk; and (iii) operational risk with an analysis of cybersecurity, business operations and information technology, compliance, reputational and talent management. The periodic reports to the board of directors from management also include reports from various operating groups (e.g., Member Relations, Treasury Operations, Internal Audit, Information Technology and Legal Services), and committees across the organization (e.g., Corporate Credit Committee, Asset Liability Committee, Cybersecurity Committee, Investment Management Committee and the Disclosure Committee). Management provides reports to the board of directors at each regularly scheduled board meeting, and more frequently as requested by the board of directors, relating to, among other things, the ongoing progress of managing risk at CFC given the ERM framework, management’s responses for the critical business risks identified during the risk assessment process and the status of any gaps or deficiencies, and CFC’s risk profile and trends, as well as emerging risks and opportunities.

Trading Policy

CFC has adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. The policy and procedures set forth therein are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards (the “Insider Trading Policy”). A copy of the Insider Trading Policy has been filed as Exhibit 19.1 to this Report.

Clawback Policy

In October 2023, our board of directors adopted a clawback policy as required by Rule 10D-1 of the Exchange Act (the “Clawback Policy”). The Clawback Policy applies to our current and former executive officers, which includes our chief executive officer, all senior vice presidents, our vice president and controller or anyone holding equivalent positions within the company. The policy provides for the recoupment of certain incentive-based compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws. This includes any necessary restatement to correct an error in previously issued financial statements that is material to those statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected.

Under the policy, incentive-based compensation is defined as any compensation paid pursuant to CFC’s annual incentive plan and any other compensation that is based in whole or in part on the attainment of a financial reporting measure. The incentive-based compensation eligible for recovery under this policy includes compensation received during the three completed fiscal years immediately preceding the date we are required to prepare an accounting restatement, as outlined above. This applies provided that the individual served as an officer covered under the policy at any time during the performance period relevant to the incentive-based compensation. A copy of the Clawback Policy has been filed as Exhibit 97.1 to this report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Mr. Don, Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury) are consistent with those offered to all employees.

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

Retention—CFC’s success is due in large part to the relationship between our employees and our members. This makes the retention of employees, including the named executive officers, vital to our business and long-term success. The compensation package, particularly the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis

In fiscal year 2024, Mercer US was engaged by the Compensation Committee to conduct a survey to provide compensation data for the CEO position using 13 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit System and 11 regional banks and financial services companies.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s November 30, 2023 total assets of $35.5 billion. The peer group consisted of financial services organizations Nelnet, Inc.; Webster Financial Corporation; Hancock Whitney Corporation; Onemain Holdings, Inc.; BankUnited, Inc.; Synovus Financial Corporation; TFS Financial Corporation; Federal Agricultural Mortgage Corporation; Commerce Bancshares, Inc.; Rocket Companies, Inc.; and SLM Corporation as well as two Farm Credit System peers.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:
•current base salary;
•target and actual annual incentive paid in fiscal year 2023;
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

In determining the base compensation paid to our other named executive officers, the CEO engaged Mercer (US) Inc. to compile benchmark data of financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. CFC has often recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to CFC; he did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation

Base Pay — Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, as well as employee experience, skills and tenure within a salary range. To attract and retain a highly skilled workforce, we must remain competitive with the pay of other employers that compete with us for talent.

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results met or exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the committee increased the CEO’s base pay to $1,277,100 effective June 1, 2024.

As discussed under “Compensation Analysis” above, Mr. Don, in his capacity as the CEO, exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don determined that Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way. Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury received merit increases to their base pay. The increases are included in the total compensation table below.

Annual Incentive — Our annual cash incentive program for fiscal year 2024 is a one-year cash incentive that is tied to the annual performance of the organization as well as individual performance. We believe that by paying an incentive tied to the achievement of annual operating goals as well as individual performance, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets while also exhibiting high levels of performance. Additionally, the annual incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the annual incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The annual incentive program provides maximum annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 26% to 40% of base pay. Named executive officers are eligible to receive annual cash incentive compensation up to 40% of their base pay and are subject to a two-year vesting schedule for 20% of their achievement for the fiscal year 2024 plan. The vesting component has been removed from the fiscal year 2025 plan as we are restructuring the design of the plan so that the impact of the plan is on an annual basis. The individual performance component of the plan is determined by the employee's performance rating, which is weighted between 0%-100%, and the level of their position within our base pay structure, which ranges between 20%-80% of the total annual incentive payout.

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

The four quadrants for fiscal year 2024, which were the basis for the annual incentive payment, were Member Portfolios; Financial Ratios; Internal Process; and Employee Engagement. For fiscal year 2024, the board of directors established six corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in their role and we meet our internal business plan goals.

The goals for fiscal year 2024 were:

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
•Employee Engagement: One goal focused on engaging and educating employees about the organization’s core financial products and value-added services.

The determination of the extent to which the six goals were achieved and, therefore, the amount to be paid out under the annual incentive plan for fiscal year 2024 was confirmed by the board of directors in July 2024. The board determined that all six goals were achieved at 100%. Each goal carries a different weight varying between 10% and 25%, resulting in an aggregate payout of 100% of the total opportunity. CFC has a 10-year average payout of 18.86% of base salaries for all employees across both our legacy short-term incentive plans and the new annual incentive plans. The average payout of base salaries for all employees in the new fiscal year 2024 annual incentive plan is 26.25%.

Long-Term Incentive — The legacy long-term incentive program was designed as a three-year plan aligned with CFC's strategic goals. It aimed to create a balance between short-term objectives and long-term achievements, serving as a retention tool for key employees while ensuring competitive compensation. Participants included all employees as of June 1, 2022, who received performance units based on bond rating targets set by S&P, Fitch, and Moody’s.

Long-term incentive performance units were awarded annually, with payouts distributed quarterly based on continued employment status or other qualifying circumstances. The program concluded on May 31, 2022, with the final payout occurring on May 31, 2024. Despite ending the long-term incentive program, CFC maintained a payout contingency linked to its issuer credit ratings for the fiscal year 2024 annual incentive plan, underscoring the ongoing importance of these ratings in performance evaluation and compensation decisions.

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly annual incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2024 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2024 cap for contributions is $23,000. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Don are limited to an annual automobile allowance and an annual spousal air travel allowance to permit Mr. Don’s spouse to accompany him on business travel. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For fiscal year 2024, the board of directors authorized an aggregate of $52,500 to cover these two allowances.

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

Submitted by the Compensation Committee:
Barbara E. Hampton
William Keith Hayward
Shane Larson
Brent McRae
G. Anthony Norton
Jeffrey Allen Rehder
Mark A. Suggs

The information in the Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate SEC filings by references, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2024, 2023 and 2022 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total

J. Andrew Don	2024	$1,161,000	$—	$421,520	$985,658	$65,650	$2,633,828
Chief Executive	2023	1,080,000	—	371,760	420,554	59,100	1,931,414
Officer	2022	1,000,000	—	274,680	938,523	33,580	2,246,783

Yu Ling Wang	2024	475,000	—	172,000	114,633	8,392	770,025
Senior Vice President	2023	440,000	—	154,200	—	7,933	602,133
and Chief Financial	2022	400,000	—	112,700	122,940	11,263	646,903
Officer

Joel Allen	2024	495,000	—	181,500	246,205	9,375	932,080
Senior Vice President	2023	462,000	23,000	168,840	—	8,600	662,440
and Chief Banking	2022	462,000	—	135,300	262,385	8,983	868,668
Officer

Brad Captain	2024	440,000	—	162,100	137,252	6,717	746,069
Senior Vice President	2023	426,000	25,000	148,044	—	6,100	605,144
and Chief Corporate	2022	426,000	—	124,000	226,343	6,258	782,601
Affairs Officer

Gary Bradbury	2024	420,000	—	150,900	107,447	9,475	687,822
Senior Vice President
and Chief Operating
Officer
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2024 can be found in “Compensation Discussion and Analysis—Elements of Compensation” above.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and annual incentive plans. For a discussion of the long-term and annual incentive plans, see “Compensation Discussion and Analysis—Elements of Compensation"” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA.
(4) For Mr. Don for fiscal year 2024, includes perquisites comprising Mr. Don’s automobile allowance and his spousal air travel allowance. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Miss Nickodem (Mr. Don’s spouse) during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.

The following chart has the amounts paid to each named executive officer under the annual and long-term incentive plans in 2024 and 2023 and short-term and long-term incentive plan for 2022.

Name	Year	Annual Incentive Plan(1)	Annual Incentive Vested Portion(2)	Short-Term Incentive Plan(3)	Long-Term Incentive Plan(4)

J. Andrew Don	2024	$371,520	$92,880	$—	$50,000
	2023	345,600	86,400	—	26,160
	2022			250,000	24,680

Yu Ling Wang	2024	152,000	38,000	—	20,000
	2023	140,800	35,200	—	13,400
	2022			100,000	12,700

Joel Allen	2024	158,400	39,600	—	23,100
	2023	147,800	36,960	—	21,000
	2022			115,500	19,800

Brad Captain	2024	140,800	35,200	—	21,300
	2023	129,504	32,376	—	18,540
	2022			106,500	17,500

Gary Bradbury	2024	134,400	33,600	—	16,500

(1) Includes amounts equal to 80% of the total opportunity achieved and paid within the fiscal year earned.
(2) Includes amounts equal to 20% of the total opportunity achieved and will be paid two years following the end of the fiscal year in which it was earned.
(3) The last short-term incentive plan payout was May 31, 2022.
(4) The last long-term incentive plan payout was May 31, 2024.

Employment Contracts

Pursuant to an employment agreement amendment executed on February 29, 2024, CFC extended the initial employment term of Mr. Don as Chief Executive Officer through May 31, 2027 unless extended as provided by the terms of the contract or unless otherwise terminated in accordance with the terms of the Agreement. The Agreement provides that CFC shall pay Mr. Don a base salary at an annual rate of not less than $1,161,000 per annum plus such incentive payments (if any) as may be awarded to him. In addition, pursuant to the Agreement, Mr. Don is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Don leaving for good reason, disability or termination due to death). See “Termination of Employment and Change-in-Control Arrangements” below for a description of these provisions and for information on these amounts.

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

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. One of the named executive officers has reached the vesting date in accordance with provisions of the EBR plan, and as a result, no longer has a risk of forfeiture of the benefit under the EBR plan. Distributions are made from these plans to those named executive officers annually. The details of theses distributions are shown in the Pension Benefits table below.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2024, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
J. Andrew Don	NRECA Retirement Security Plan	23.66	$2,657,631	$765,680
Yu Ling Wang	NRECA Retirement Security Plan	22.66	995,323	—
Joel Allen	NRECA Retirement Security Plan	32.66	3,120,341	—
Brad Captain	NRECA Retirement Security Plan	24.33	1,570,919	—
Gary Bradbury	NRECA Retirement Security Plan	22.00	1,104,926	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2024, as provided by the plan administrator, NRECA, using interest rates ranging from 1.94% to 3.09% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2024 were as a result of named executive officers no longer being at risk of forfeiture with respect to these amounts provided under the EBR plan for Mr. Don. Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2024 cap for contributions is $23,000. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2024.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
J. Andrew Don	$34,750	$—	$68,474	$—	$333,460
Yu Ling Wang	22,500	—	1,839	—	44,410
Joel Allen	—	—	—	—	—
Brad Captain	22,500	—	323,427	—	1,430,680
Gary Bradbury	—	—	—	—	—
___________________________
(1) Executive contributions are also included in the fiscal year 2024 Salary column in the “Summary Compensation Table” above.

Termination of Employment and Change-in-Control Arrangements

Mr. Don has an executive agreement with CFC under which he may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Don

Under the executive agreement with Mr. Don, if CFC terminates his employment without “cause” or Mr. Don terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him, in substantially equal monthly installments over the 12-month period following the termination of employment, an amount equal to the product of two times the sum of (i) his annual base salary at the rate in effect at the time of termination and (ii) the annual incentive earned if any, for the year prior to the year in which such termination occurs.

Assuming a triggering event on May 31, 2024, the compensation payable to Mr. Don for termination without cause or for good reason would be $3,250,800. The actual payments due on a termination without cause or for good reason on different dates could materially differ from this estimate.

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

Chief Executive Officer Pay Ratio

The fiscal year 2024 compensation ratio of the median annual total compensation of all of our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$165,937
Annual total compensation of J. Andrew Don, Chief Executive Officer	2,633,828
Ratio of the median annual total compensation of all employees to the annual total compensation of J. Andrew Don, Chief Executive Officer	15.87:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2024. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2024 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

Below is a summary of the total compensation earned by each of CFC’s directors during fiscal year ended May 31, 2024.

Name	Total Fees Earned
Anthony A. Anderson	$67,500
Anthony Larson	67,500
Barbara E. Hampton	72,500
Bradley P. Janorschke	67,917
Brent McRae	72,500
Bruce A. Vitosh	5,833
Bruce Anthony Everhart	67,500
Charles A. Abel II	67,500
Darick Eisenbraun	67,500
David E. Felkel	77,500
Dennis Fulk	67,917
Donnie Bidegain	67,500
G. Anthony Norton	77,500
Jared Echternach	67,500
Jeffrey Allen Rehder	67,500
John Metcalf	67,500
Joseph D. Martin	45,000
Kendall Montgomery	67,500
Mark A. Suggs	77,500
Marsha L. Thompson	5,000
Michael Heinen	67,500
Michael Partin	22,500
Shane Larson	67,500
Thomas A. Bailey	67,500
Timothy Eldridge	72,500
William Keith Hayward	72,500

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks or insider participation related to executive compensation during the fiscal year ended May 31, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our board of directors has established a written policy governing related-person transactions. The policy covers transactions between CFC, on the one hand, and its directors, executive officers or key employees and their immediate family members and entities of which any of our directors, executive officers or key employees (i) is an officer, director, trustee, alternative director or trustee or employee, (ii) controls or (iii) has a substantial interest. Under this policy, a related-person transaction is any transaction in excess of $120,000 in which CFC was, is or is proposed to be a direct or indirect participant in which a related person had, has or will have a direct or indirect material interest in the transaction. Related-person transactions do not include compensation or expense reimbursement arrangements with directors, officers or key employees (notwithstanding that officer compensation may be disclosed in this section, elsewhere in the CFC’s periodic reports filed with the SEC or otherwise disclosed publicly as a related-person transaction), transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions deemed to be related credits. Related-person transactions are subject to review by the Executive Committee of the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC and its members.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2024 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Gholam M. Saleh
Senior Vice President and Chief Risk Officer	$631,061

Nathan Howard
Senior Vice President and General Counsel	538,518

Jill Maison
Senior Vice President, Relationship Management	670,266

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2024. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Charles A. Abel II	Thomas A. Bailey	Donnie Bidegain
Jared Echternach	Timothy Eldridge	Bruce Anthony Everhart
David E. Felkel (1)	Dennis Fulk	Barbara E. Hampton
Anthony Larson	Brent McRae	Joseph D. Martin (2)
John Metcalf	Kendall Montgomery	G. Anthony Norton
Michael Partin	Jeffrey Allen Rehder	Mark A. Suggs
____________________________
(1) This director served during fiscal year 2024; until June 16, 2024. (2) This director served during fiscal year 2024; however, he resigned as director as of March 5, 2024.

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2024 and 2023. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to CFC, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the U.S. Securities and Exchange Commission. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2024 and 2023, including fees for the 2024 and 2023 audits. All services for fiscal years 2024 and 2023 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2024	2023
Description of fees:
Audit fees(1)	$2,053	$2,159
Audit-related fees(2)	13	13
Tax fees(3)	20	8
All other fees (4)	65	—
Total	$2,151	$2,180
____________________________
(1) Audit fees for fiscal years 2024 and 2023 consisted of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. Audit fees also included fees for the preparation of the stand-alone financial statements for NCSC for fiscal year 2024, and for NCSC and RTFC for fiscal year 2023. Audit fees for fiscal years 2024 and 2023 also included comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees for fiscal years 2024 and 2023 consisted of fees for certain agreed-upon procedures.
(3) Tax fees consisted of assistance with matters related to tax compliance and consulting.
(4) All other fees for fiscal year 2024 consisted of fees for our sustainability bond agreed-upon procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	80
	Consolidated Statements of Operations for the Years Ended May 31, 2024, 2023 and 2022	83
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 31, 2024, 2023 and 2022	84
	Consolidated Balance Sheets as of May 31, 2024 and 2023	85
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2024, 2023 and 2022	86
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2024, 2023 and 2022	87
	Notes to Consolidated Financial Statements	89

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by CFC’s members on August 14, 2020. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on October 15, 2020.
4.1	—	Description of Securities.
4.2	—	Form of Capital Term Certificate.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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
First Amendment to Employment Agreement, entered into and effective as of February 29, 2024, between the Company and J. Andrew Don. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 5, 2024.

10.6^	—	Supplemental Executive Retirement Plan of the Company, effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2014.
10.7	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2025. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2023.
10.8	—
Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 12, 2024.

10.9	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2023.
10.10	—
Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 12, 2024.

Exhibit No.		Description
10.11	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.12	—
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

10.14	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.15	—
Series C Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.16	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.17	—
Series D Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.18	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.19	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.20	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.21	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.22	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.23	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

10.24	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.25	—
Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 14, 2015.

10.26	—
Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 14, 2015.

10.27	—
Series K Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of March 29, 2016 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 4, 2016.

10.28	—
Series K Future Advance Bond from the Registrant to the Federal Financing Bank dated as of March 29, 2016 for up to $250,000,000 maturing on January 15, 2039. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 4, 2016.

10.29	—
Series L Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2016 for up to $375,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2017.

Exhibit No.		Description
10.30	—
Series L Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2016 for up to $375,000,000 maturing on October 15, 2039. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2017.

10.31	—
Series M Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 9, 2017 for up to $750,000,000. Incorporated by reference to Exhibit 10.03 to our Form 10-Q filed on January 11, 2018.

10.32	—
Series M Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 9, 2017 for up to $750,000,000 maturing on July 15, 2042. Incorporated by reference to Exhibit 10.04 to our Form 10-Q filed on January 11, 2018.

10.33	—
Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.34	—
Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.35	—
Series P Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of February 13, 2020 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 10, 2020.

10.36	—
Series P Future Advance Bond from the Registrant to the Federal Financing Bank dated as of February 13, 2020 for up to $500,000,000 maturing on July 15, 2054. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 10, 2020.

10.37	—
Series R Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 19, 2020 for up to $375,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed January 12, 2021.

10.38	—
Series R Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 19, 2020 for up to $375,000,000 maturing on July 15, 2055. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed January 12, 2021.

10.39	—
Series S Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of November 4, 2021 for up to $550,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed January 14, 2022.

10.40	—
Series S Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 4, 2021 for up to $550,000,000 maturing on July 15, 2056. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed January 14, 2022.

10.41	—
Series T Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Services dated as of December 15, 2022 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed January 13, 2023.

10.42	—
Series T Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 15, 2022 for up to $750,000,000 maturing on July 15, 2057. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed January 13, 2023.

10.43	—
Series U Bond Purchase Agreement between the Registrant, the Federal Financing Bank and the Rural Utilities Service dated as of December 19, 2023 for up to $450,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed January 12, 2024.

10.44	—
Series U Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 19, 2023 for up to $450,000,000 maturing on July 15, 2058. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed January 12, 2024.

10.45	—
Tenth Amended, Restated and Consolidated Pledge Agreement dated as of December 19, 2023 between the Registrant, the Rural Utilities Services and U.S. Bank National Association. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed January 12, 2024.

10.46	—
Tenth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of December 19, 2023 between the Registrant and the Rural Utilities Services. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed January 12, 2024.

10.47	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

Exhibit No.		Description
10.48	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.49	—
Second Amended and Restated First Supplemental Note Purchase Agreement dated February 26, 2018 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.01 to our Form 10-Q filed on April 11, 2018.

10.50	—
Third Amended and Restated First Supplemental Note Purchase Agreement dated May 20, 2021 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.52 to our Form 10-K filed on July 30, 2021.

10.51	—
Fourth Amended and Restated First Supplemental Note Purchase Agreement dated June 15, 2022 for up to $6,000,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.55 to our Form 10-K filed on August 8 2022.

10.52	—
Second Amended, Restated and Consolidated Pledge Agreement dated July 31, 2015, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.48 to our Form 10-K filed on August 26, 2015.

10.53	—
Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 14, 2015.

10.54	—
Amendment No. 1 to Long Term Standby Commitment to Purchase, dated as of May 31, 2016, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.38 to our Form 10-K filed on August 25, 2016.

19.1*	—	CFC Insider Trading and Investment Limitations Policy.
Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	—	CFC Organization Policy 2.15 - Clawback Policy adopted October 5, 2023.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
104.00	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Indicates a document being filed with this Report.
^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 1st day of August 2024.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ J. ANDREW DON
J. Andrew Don
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. ANDREW DON	Chief Executive Officer	August 1, 2024
J. Andrew Don

/s/ YU LING WANG	Senior Vice President and Chief Financial Officer	August 1, 2024
Yu Ling Wang

/s/ PANKAJ SHAH	Vice President and Controller (Principal Accounting Officer)	August 1, 2024
Pankaj Shah

/s/ G. ANTHONY NORTON	President and Director	August 1, 2024
G. Anthony Norton

/s/ MARK A. SUGGS	Vice President and Director	August 1, 2024
Mark A. Suggs

/s/ BRENT MCRAE	Secretary-Treasurer and Director	August 1, 2024
Brent McRae

/s/ CHARLES A. ABEL II	Director	August 1, 2024
Charles A. Abel II

/s/ ANTHONY A. ANDERSON	Director	August 1, 2024
Anthony A. Anderson

/s/ THOMAS A. BAILEY	Director	August 1, 2024
Thomas A. Bailey

/s/ JOHN BARTLEY	Director	August 1, 2024
John Bartley

/s/ DONNIE BIDEGAIN	Director	August 1, 2024
Donnie Bidegain

/s/ JARED ECHTERNACH	Director	August 1, 2024
Jared Echternach

/s/ DARICK EISENBRAUN	Director	August 1, 2024
Darick Eisenbraun

/s/ TIMOTHY ELDRIDGE	Director	August 1, 2024
Timothy Eldridge

/s/ BRUCE ANTHONY EVERHART	Director	August 1, 2024
Bruce Anthony Everhart

/s/ DENNIS FULK	Director	August 1, 2024
Dennis Fulk

/s/ BARBARA E. HAMPTON	Director	August 1, 2024
Barbara E. Hampton

/s/ WILLIAM KEITH HAYWARD	Director	August 1, 2024
William Keith Hayward

/s/ MICHAEL HEINEN	Director	August 1, 2024
Michael Heinen

/s/ BRADLEY P. JANORSCHKE	Director	August 1, 2024
Bradley P. Janorschke

/s/ ANTHONY LARSON	Director	August 1, 2024
Anthony Larson

/s/ SHANE LARSON	Director	August 1, 2024
Shane Larson

/s/ JOHN METCALF	Director	August 1, 2024
John Metcalf

/s/ KENDALL MONTGOMERY	Director	August 1, 2024
Kendall Montgomery

/s/ MICHAEL PARTIN	Director	August 1, 2024
Michael Partin

/s/ JEFFREY ALLEN REHDER	Director	August 1, 2024
Jeffrey Allen Rehder