Form 10-Q
period 2024-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2024-10-11
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income (Loss) and TIER	3
2	Adjusted Net Income and Adjusted TIER	4
3	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
4	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	10
5	Non-Interest Income (Loss)	12
6	Derivative Gains (Losses)	13
7	Comparative Swap Curves	13
8	Non-Interest Expense	14
9	Debt—Total Debt Outstanding	16
10	Debt—Member Investments	17
11	Equity	18
12	Loans—Loan Portfolio Security Profile	21
13	Loans—Loan Exposure to 20 Largest Borrowers	22
14	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	24
15	Available Liquidity	27
16	Liquidity Coverage Ratios	28
17	Committed Bank Revolving Line of Credit Agreements	30
18	Short-Term Borrowings—Funding Sources	31
19	Long-Term and Subordinated Debt—Issuances and Repayments	32
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	32
21	Collateral Pledged	33
22	Loans—Unencumbered Loans	33
23	Projected Long-Term Sources and Uses of Funds	35
24	Credit Ratings	35
25	Interest Rate Sensitivity Analysis	37
26	Adjusted Net Income	39
27	TIER and Adjusted TIER	40
28	Adjusted Liabilities and Equity	41
29	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	41
30	Members’ Equity	42

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“2024 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

As of August 31, 2024, our financial statements included the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). On December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”), which was consolidated into our financial statements in prior periods, completed the sale of its business to NCSC (hereon referred to as the “RTFC sale transaction”) and was subsequently dissolved. See “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on the RTFC sale transaction.

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

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company and a wholly-owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to certain rural utility providers.

See “Item 1. Business” in our 2024 Form 10-K for additional information on the business structure, mission, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2024 (“fiscal year 2024”) included in our 2024 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2024 Form 10-K, as well as additional information contained elsewhere in this Report.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2025” and “Q1 FY2024” refer to three months ended August 31, 2024 and 2023, respectively.

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

EXECUTIVE SUMMARY

Reported Results

Net Income (Loss) and TIER

The table below shows our net income (loss) and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.”

Table 1: Net Income (Loss) and TIER

(Dollars in thousands)	Q1 FY2025	Q1 FY2024	Change
Net income (loss)	$(164,326)	$228,284	$(392,610)
TIER(1)	0.54	1.72	(1.18)
__________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Q1 FY2025 versus Q1 FY2024

The variance between the net loss in Q1 FY2025 and the net income in Q1 FY2024 was primarily driven by:
•A shift to losses from gains recorded on our derivatives portfolio of $388 million, primarily attributable to decreases in interest rates across the entire swap curve during Q1 FY2025. In comparison, the medium- and long-term swap interest rates increased during Q1 FY2024;
•A decrease in net interest income of $3 million, attributable to a decrease in the net interest yield of 8 basis points, or 10%, to 0.69%, partially offset by an increase in average interest-earning assets of $1,816 million, or 5%; and
•An increase in operating and other expenses of approximately $4 million;

Partially offset by:
•An increase in gains recorded on our investment securities of $1 million, primarily due to period-to-period market fluctuations in fair value; and
•An increase in fee and other income of $1 million.

We recorded a provision for credit losses of $1 million for both Q1 FY2025 and Q1 FY2024, primarily attributable to an increase in the collective allowance due to loan portfolio growth, as discussed in greater detail under the section “Consolidated Results of Operations.”

The decrease in TIER for Q1 FY2025, compared to Q1 FY2024, was primarily driven by a net loss attributable to our derivative portfolio forward value change for Q1 FY2025, compared with a net income for Q1 FY2024, as discussed above.

Debt-to-Equity Ratio

Our debt-to-equity ratio increased to 12.03 as of August 31, 2024, from 11.01 as of May 31, 2024, due to the combined impact of an increase in debt to fund loan growth and a decrease in equity resulting from our reported net loss of $164 million for Q1 FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million in July 2024.

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

Table 2: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q1 FY2025	Q1 FY2024	Change
Adjusted Net income	$66,060	$66,266	$(206)
Adjusted TIER	1.20	1.23	(0.03)

Q1 FY2025 versus Q1 FY2024

The slight decrease in adjusted net income was primarily driven by:
•An increase in operating and other expenses of approximately $4 million;
Partially offset by:
•An increase in adjusted net interest income of $1 million, driven by an increase in average interest-earning assets of $1,816 million, or 5%, partially offset by a decrease in the adjusted net interest yield of 5 basis points, or 5%, to 1.05%;
•An increase in gains recorded on our investment securities of $1 million; and
•An increase in fee and other income of $1 million.

As discussed above, we recorded a provision for credit losses of $1 million for both Q1 FY2025 and Q1 FY2024, primarily attributable to an increase in the collective allowance due to loan portfolio growth.

Adjusted Debt-to-Equity Ratio

We are moving away from maintaining the internally established threshold of a 6-to-1 adjusted debt-to-equity ratio and are in the process of making changes to how we calculate and manage our adjusted debt-to-equity ratio that will allow us to continue to execute our business objectives and to sustain our current credit ratings. The adjusted debt-to-equity ratio increased to 6.32 as of August 31, 2024 from 6.24 as of May 31, 2024, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $66 million for Q1 FY2025, partially offset by a decrease in equity of $47 million attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2024, as discussed above.

We provide a reconciliation of our non-GAAP adjusted measures to the most directly comparable U.S. GAAP measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Lending and Credit Quality

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom.

Loans to members totaled $35,111 million as of August 31, 2024, an increase of $569 million, or 2%, from May 31, 2024, reflecting net increases in long-term and line of credit loans of $386 million and $183 million, respectively. Our loan portfolio composition remained unchanged from May 31, 2024 with 78% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, 2% to NCSC telecom borrowers, and 1% to CFC statewide and associate borrowers as of August 31, 2024.

We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2024. We had no loan charge-offs or recoveries during Q1 FY2025. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during Q1 FY2024, which resulted in an annualized net recovery rate of 0.01% for Q1 FY2024.

We had one loan totaling $49 million classified as nonperforming as of both August 31, 2024 and May 31, 2024.

Our allowance for credit losses and allowance coverage ratio was $50 million and 0.14%, respectively, as of August 31, 2024, compared with $49 million and 0.14%, respectively, as of May 31, 2024. The $1 million increase in the allowance for credit losses reflected an increase in the collective allowance of $1 million during Q1 FY2025.

Financing and Liquidity

Total debt outstanding increased $448 million, or 1%, to $33,166 million as of August 31, 2024, primarily due to borrowings to fund the increase in loans to members. We issued long-term debt consisting of collateral trust bonds and notes payable to Farmer Mac, totaling $550 million at an average fixed interest rate of 5.03% with an average term of 14 years during Q1 FY2025. Outstanding dealer commercial paper of $1,089 million as of August 31, 2024 was within our quarter-end target range of $1,000 million to $1,500 million. In September 2024, we issued an aggregate principal amount of dealer medium-term notes totaling $1,000 million, of which $700 million was at an average fixed interest rate of 4.34% with an average term of three years, and $300 million was at a floating interest rate with a term of three years. Our outstanding dealer commercial paper decreased to $155 million as of September 30, 2024 as we used the proceeds from the September 2024 issuance of dealer medium-term notes to pay down outstanding dealer commercial paper.

During Q1 FY2025, Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, investments in debt securities and availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of August 31, 2024, our available liquidity totaled $6,950 million and was $499 million below our total scheduled debt obligations over the next 12 months of $7,449 million. In addition to our existing available liquidity, we expect to receive $1,598 million from scheduled long-term loan principal payments over the next 12 months. Subsequent to August 31, 2024, we executed a commitment letter for the guarantee by RUS of a $450 million loan facility from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the Guaranteed Underwriter Program.

We believe we can continue to roll over our member short-term investments of $3,328 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,503 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of August 31, 2024 was $2,829 million in excess of, or 1.7 times over, our total $4,121 million scheduled debt obligations over the next 12 months, excluding member short-term investments.

Outlook

Macroeconomic Outlook

In September 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the federal funds target rate by 50 basis points to 4.75% - 5.00%. The FOMC expects the U.S. economy to remain strong for the remainder of 2024, with the median projected gross domestic product (“GDP”) annual growth rate at 2.0%, a slight reduction from its June 2024 projection of 2.1%. In addition, the Federal Reserve revised lower its inflation expectations, with the Personal Consumption Expenditures (“PCE”) inflation for December 2024 now expected at +2.3% year-over-year (down from +2.6% in June). The FOMC projection for U.S. unemployment for the remainder of 2024 increased to 4.4% (from 4.0% in June). Despite a fairly positive economic outlook and inflation continuing to trend towards the 2% long-term target, the FOMC is also strongly committed to supporting maximum employment as the unemployment rate, although still low, has moved up. Updated FOMC projections now show 50 basis points of additional federal funds rate cuts for the remainder of 2024, bringing the target rate to 4.25% - 4.50% by December 31, 2024. Further, the FOMC projects additional 100 basis points in federal funds rate cuts in 2025, bringing the target rate to 3.25% - 3.50% by December 2025. Consensus market outlook for interest rates indicates declining interest rates across the yield curve for the remainder of 2024 and in 2025, with shorter-term rates expected to decline faster than longer-term rates. The U.S Treasury curve un-inverted following the September FOMC meeting, and is expected to further steepen throughout the remainder of 2024 and in 2025.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended August 31, 2024. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•Decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2024, primarily due to the current yield curve assumptions and our interest-earning assets repricing faster than our interest-bearing liabilities combined with the impact of lower cost debt maturing in the near term, which will need to be refinanced at a relatively higher interest rate. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.
•Decreases in our adjusted net income and adjusted TIER over the next 12 months, primarily attributable to increased operating expenses and a projected decrease in adjusted net interest income.
•Our adjusted debt-to-equity ratio is expected to stay slightly above our current level of 6.32 as of August 31, 2024, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of August 31, 2024, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,542 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q1 FY2025 and Q1 FY2024. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of August 31, 2024 and May 31, 2024. You should read these sections together with our “Executive Summary—Outlook” in this Report where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 presents average balances for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 3 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Table 3: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q1 FY2025			Q1 FY2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$30,555,116	$337,608	4.38%	$28,610,870	$301,703	4.20%
Long-term variable-rate loans	872,592	15,734	7.15	1,012,846	17,752	6.97
Line of credit loans	3,486,346	61,828	7.04	3,270,350	56,514	6.87
Other, net(2)	—	(470)	—	—	(401)	—
Total loans	34,914,054	414,700	4.71	32,894,066	375,568	4.54
Cash and investment securities	440,122	3,419	3.08	644,358	5,388	3.33
Total interest-earning assets	$35,354,176	$418,119	4.69%	$33,538,424	$380,956	4.52%
Other assets, less allowance for credit losses(3)	1,233,528			971,320
Total assets(3)	$36,587,704			$34,509,744

Liabilities:
Commercial paper	$2,031,649	$28,025	5.47%	$2,328,557	$31,530	5.39%
Other short-term borrowings	1,691,091	21,958	5.15	1,885,279	23,919	5.05
Short-term borrowings(4)	3,722,740	49,983	5.33	4,213,836	55,449	5.23
Medium-term notes	9,829,186	113,409	4.58	7,043,395	68,142	3.85
Collateral trust bonds	6,790,135	65,637	3.84	7,579,428	71,949	3.78
Guaranteed Underwriter Program notes payable	6,399,568	52,358	3.25	6,695,394	52,530	3.12
Farmer Mac notes payable	3,720,634	39,937	4.26	3,345,219	34,283	4.08
Other notes payable	3,126	44	5.58	1,821	18	3.93
Subordinated deferrable debt	1,286,877	21,738	6.70	1,211,112	20,448	6.72
Subordinated certificates	1,196,932	13,354	4.43	1,222,235	13,462	4.38
Total interest-bearing liabilities	$32,949,198	$356,460	4.29%	$31,312,440	$316,281	4.02%
Other liabilities(3)	690,585			557,475
Total liabilities(3)	33,639,783			31,869,915
Total equity(3)	2,947,921			2,639,829
Total liabilities and equity(3)	$36,587,704			$34,509,744
Net interest spread(5)			0.40%			0.50%
Impact of non-interest bearing funding(6)			0.29			0.27
Net interest income/net interest yield(7)		$61,659	0.69%		$64,675	0.77%

Adjusted net interest income/adjusted net interest yield:
Interest income		$418,119	4.69%		$380,956	4.52%
Interest expense		356,460	4.29		316,281	4.02
Add: Net periodic derivative cash settlements interest income(8)		(32,061)	(1.72)		(27,869)	(1.44)
Adjusted interest expense/adjusted average cost(9)		$324,399	3.91%		$288,412	3.66%
Adjusted net interest spread(7)			0.78			0.86
Impact of non-interest bearing funding(6)			0.27			0.24
Adjusted net interest income/adjusted net interest yield(10)		$93,720	1.05%		$92,544	1.10%

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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 3 consist of commercial paper, select notes, and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 3. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 3, totaled $519 million and $910 million as of August 31, 2024 and August 31, 2023, respectively.
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
(7)Net interest yield is calculated based on the annualized net interest income for the period divided by total average interest-earning assets for the period.
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,393 million and $7,714 million for Q1 FY2025 and Q1 FY2024, respectively.
(9)Adjusted interest expense consists of interest expense plus net periodic derivative cash settlements interest income (expense) during the period. Net periodic derivative cash settlements interest income (expense) is reported in our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on the annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
(10)Adjusted net interest yield is calculated based on the annualized adjusted net interest income for the period divided by total average interest-earning assets for the period.

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

Table 4: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q1 FY2025	versus	Q1 FY2024
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$35,905	$21,385	$14,520
Long-term variable-rate loans	(2,018)	(2,416)	398
Line of credit loans	5,314	3,898	1,416
Other, net	(69)	—	(69)
Total loans	39,132	22,867	16,265
Cash and investment securities	(1,969)	(1,698)	(271)
Total interest income	37,163	21,169	15,994

Interest expense:
Commercial paper	(3,505)	(3,945)	440
Other short-term borrowings	(1,961)	(2,405)	444
Short-term borrowings	(5,466)	(6,350)	884
Medium-term notes	45,267	27,212	18,055
Collateral trust bonds	(6,312)	(7,316)	1,004
Guaranteed Underwriter Program notes payable	(172)	(2,183)	2,011
Farmer Mac notes payable	5,654	3,952	1,702
Other notes payable	26	13	13
Subordinated deferrable debt	1,290	1,339	(49)
Subordinated certificates	(108)	(243)	135
Total interest expense	40,179	16,424	23,755
Net interest income (expense)	$(3,016)	$4,745	$(7,761)

Adjusted net interest income:
Interest income	$37,163	$21,169	$15,994
Interest expense	40,179	16,424	23,755
Net periodic derivative cash settlements interest (income) expense (2)	(4,192)	1,088	(5,280)
Adjusted interest expense(3)	35,987	17,512	18,475
Adjusted net interest income(3)	$1,176	$3,657	$(2,481)
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
(3)See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our adjusted non-GAAP financial measures.

Reported Net Interest Income

Reported net interest income of $62 million for Q1 FY2025 decreased $3 million, or 5%, from Q1 FY2024, driven by a decrease in the net interest yield of 8 basis points, or 10%, to 0.69%, partially offset by an increase in average interest-earning assets of $1,816 million, or 5%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% was primarily attributable to the growth in average total loans of $2,020 million, or 6%, driven primarily by an increase in average long-term fixed-rate loans of $1,944 million and an increase in average line of credit loans of $216 million, as members continued to advance loans to fund capital expenditures and for working capital purposes.

•Net Interest Yield: The decrease in the net interest yield of 8 basis points, or 10%, was primarily attributable to an increase in our average cost of borrowings of 27 basis points to 4.29%, which was partially offset by an increase in the average yield on interest-earning assets of 17 basis points to 4.69% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.29%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the continued high interest-rate environment since August 31, 2023.The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to the long-term debt issued at a higher interest rate after Q1 FY2024.

Adjusted Net Interest Income

Adjusted net interest income of $94 million for Q1 FY2025 increased $1 million, or 1%, from Q1 FY2024, driven by an increase in average interest-earning assets of $1,816 million, or 5%, partially offset by a decrease in the adjusted net interest yield of 5 basis points, or 5%, to 1.05%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% during Q1 FY2025 was primarily driven by the growth in average total loans of $2,020 million, or 6%, attributable primarily to the increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 5 basis points to 1.05%, was primarily attributable to an increase in our adjusted average cost of borrowings of 25 basis points to 3.91%, which was partially offset by an increase in the average yield on interest-earning assets of 17 basis points to 4.69% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.27%. The increases in both average yield on interest-earning assets and adjusted average cost of borrowings were attributable to the continued high interest-rate environment since August 31, 2023, as discussed above.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $32 million for Q1 FY2025 compared with $28 million for Q1 FY2024. The increase in derivative cash settlements interest income was due to the higher net interest rates received on our pay-fixed swaps in Q1 FY2025, compared with Q1 FY2024.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $50 million and 0.14%, respectively, as of August 31, 2024. In comparison, our allowance for credit losses and allowance coverage ratio was $49 million and 0.14%, respectively, as of May 31, 2024.

We recorded a provision for credit losses of $1 million for Q1 FY2025, primarily from an increase in the collective allowance due to loan portfolio growth.

We recorded a provision for credit losses of $1 million for Q1 FY2024, driven primarily by an increase of $3 million in the collective allowance, partially offset by a decrease of $1 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received on previously charged-off loans during Q1 FY2024. The increase of $3 million in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Current Methodology” in our 2024 Form 10-K. We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income (Loss)

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consists of both unrealized and realized gains and losses.

Table 5 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 5: Non-Interest Income (Loss)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Non-interest income components:
Fee and other income	$5,668	$4,537
Derivative gains (losses)	(198,325)	189,887
Investment securities gains	4,131	2,933
Total non-interest income (loss)	$(188,526)	$197,357

The variance in non-interest income (loss) was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an increase in gains recorded on our debt and equity investment securities of $1 million for Q1 FY2025, compared with Q1 FY2024. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities in our consolidated statements of operations.

Derivative Gains (Losses)

As of August 31, 2024 and May 31, 2024, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”). Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2024 and May 31, 2024.

The total notional amount for our interest rate swaps was $7,358 million and $7,366 million as of August 31, 2024 and May 31, 2024, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 79% of the outstanding notional amount as of both August 31, 2024 and May 31, 2024. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of August 31, 2024, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and two years, respectively, compared with 18 years and two years, respectively, as of May 31, 2024.

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

Table 6: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Derivative gains attributable to:
Derivative cash settlements interest income	$32,061	$27,869
Derivative forward value gains (losses)	(230,386)	162,018
Derivative gains (losses)	$(198,325)	$189,887

We recorded derivative losses of $198 million for Q1 FY2025, primarily attributable to decreases in interest rates across the entire swap curve during Q1 FY2025. In comparison, we recorded derivative gains of $190 million for Q1 FY2024, attributable to increases in the medium- and longer-term swap interest rates during the period.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 7 below.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of August 31, 2024, May 31, 2024, August 31, 2023, and May 31, 2023.

Table 7: Comparative Swap Curves

5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
5.52%
5.40%
5.33%
4.69%
4.76%
4.67%
4.59%
4.19%
4.01%
3.81%
3.95%
3.81%
3.65%
3.71%
3.52%
3.44%
3.40%
3.21%
3.29%
3.28%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
August 31, 2024
May 31, 2024
August 31, 2023
May 31, 2023

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2024 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on the early extinguishment of debt and other miscellaneous expenses. Table 8 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 8: Non-Interest Expense

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Non-interest expense components:
Salaries and employee benefits	$(17,188)	$(15,874)
Other general and administrative expenses	(19,104)	(15,629)
Operating expenses	(36,292)	(31,503)
Losses on early extinguishment of debt	(22)	(939)
Other non-interest expense	(296)	(178)
Total non-interest expense	$(36,610)	$(32,620)

Non-interest expense of $37 million for Q1 FY2025 increased $4 million, or 12% from Q1 FY2024, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, information technology and member relations, and lower losses recorded on early extinguishment of debt.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of less than $1 million for Q1 FY2025, which represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company during Q1 FY2025. In comparison, we recorded a net income attributable to noncontrolling interests of less than $1 million for Q1 FY2024, which represented 100% of the results of operations of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interest in their respective companies during Q1 FY2024. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings. On December 1, 2023, we completed the RTFC sale transaction to NCSC and RTFC was subsequently dissolved.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $310 million, or 1%, to $36,488 million as of August 31, 2024 compared with May 31, 2024, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $521 million, or 2%, to $33,687 million as of August 31, 2024, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity decreased $211 million to $2,801 million as of August 31, 2024, attributable to our reported net loss of $164 million for Q1 FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million during the period.

Below is a discussion of changes in the major components of our assets and liabilities during Q1 FY2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2024 Form 10-K.

Loans Outstanding

Loans to members totaled $35,111 million and $34,542 million as of August 31, 2024 and May 31, 2024, respectively. Loans to CFC distribution, power supply, and statewide and associate borrowers accounted for 95% of total loans to members as of both August 31, 2024 and May 31, 2024. The increase in loans to members of $569 million, or 2%, from May 31, 2024, was primarily attributable to net increases in long-term and line of credit loans of $386 million and $183 million, respectively. The $183 million increase in line of credit loans was primarily attributable to funding provided for higher working capital and bridge loan financing requirements from our members. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $419 million, $83 million, $27 million, $27 million and $13 million, respectively.

Long-term loan advances totaled $848 million during Q1 FY2025, of which approximately 97% was provided to members for capital expenditures, 2% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. In comparison, long-term loan advances totaled $711 million during Q1 FY2024, of which approximately 87% was provided to members for capital expenditures and approximately 13% was provided for other purposes, primarily asset acquisitions. Of the $848 million total long-term loans advanced during the Q1 FY2025, $774 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years. In comparison, of the $711 million total long-term loans advanced during Q1 FY2024, $659 million were fixed-rate loan advances with a weighted average fixed-rate term of 14 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $3,208 million as of August 31, 2024, from approximately $3,103 million as of May 31, 2024.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk” in this Report. Also refer to “Note 4—Loans” in this Report for addition information on our loans to members.

Debt

We utilize both secured and unsecured short-term borrowings and long-term debt as part of our funding strategy and asset/liability interest rate risk management. We seek to maintain diversified funding sources, including our members, affiliates, the capital markets and other private funding sources. Our funding strategy consists of various products and programs across markets to manage funding concentrations and reduce our liquidity or debt rollover risk.

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of August 31, 2024 and May 31, 2024. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	August 31, 2024	May 31, 2024	Change
Debt product type:
Commercial paper:
Members, at par	$1,143,633	$1,158,020	$(14,387)
Dealer, net of discounts	1,088,656	504,631	584,025
Total commercial paper	2,232,289	1,662,651	569,638
Select notes to members	1,344,799	1,274,066	70,733
Daily liquidity fund notes to members	321,397	375,191	(53,794)
Medium-term notes:
Members, at par	897,813	879,626	18,187
Dealer, net of discounts	8,937,838	8,947,076	(9,238)
Total medium-term notes	9,835,651	9,826,702	8,949
Collateral trust bonds	7,088,963	6,739,921	349,042
Guaranteed Underwriter Program notes payable	6,315,009	6,491,814	(176,805)
Farmer Mac notes payable	3,544,156	3,863,510	(319,354)
Subordinated deferrable debt	1,286,907	1,286,861	46
Members’ subordinated certificates:
Membership subordinated certificates	628,625	628,625	—
Loan and guarantee subordinated certificates	322,013	322,863	(850)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,196,801	1,197,651	(850)
Total debt outstanding	$33,165,972	$32,718,367	$447,605

Security type:
Secured debt	51%	52%
Unsecured debt	49	48
Total	100%	100%

Funding source:
Members	15%	15%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	19	20
Farmer Mac notes payable	11	12
Total other non-capital markets	30	32
Capital markets	55	53
Total	100%	100%

Interest rate type:
Fixed-rate debt	82%	82%
Variable-rate debt	18	18
Total	100%	100%

Interest rate type including swaps impact:
Fixed-rate debt(1)	95%	95%
Variable-rate debt(2)	5	5
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	13%	13%
Long-term and subordinated debt(4)	87	87
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $448 million, or 1%, to $33,166 million as of August 31, 2024, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper was $1,089 million as of August 31, 2024, which was within our quarter-end target range of $1,000 million to $1,500 million. We provide additional information on our financing activities during Q1 FY2025 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of August 31, 2024 and May 31, 2024.

Table 10: Debt—Member Investments

	August 31, 2024		May 31, 2024		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Member investment product type:
Commercial paper	$1,143,633	51%	$1,158,020	70%	$(14,387)
Select notes	1,344,799	100	1,274,066	100	70,733
Daily liquidity fund notes	321,397	100	375,191	100	(53,794)
Medium-term notes	897,813	9	879,626	9	18,187
Members’ subordinated certificates	1,196,801	100	1,197,651	100	(850)
Total member investments	$4,904,443		$4,884,554		$19,889

Percentage of total debt outstanding	15%		15%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 15% of total debt outstanding as of both August 31, 2024 and May 31, 2024. Over the last twelve fiscal quarters, our member investments have averaged $5,029 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $4,417 million as of August 31, 2024, from $4,333 million as of May 31, 2024, primarily driven by an increase in outstanding dealer commercial paper of $584 million, partially offset by a repayment of $500 million in short-term notes payable under the Farmer Mac revolving purchase agreement during Q1 FY2025. Short-term borrowings accounted for 13% of total debt outstanding as of both August 31, 2024 and May 31, 2024.

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

Long-term and subordinated debt increased to $28,749 million as of August 31, 2024, from $28,386 million as of May 31, 2024, primarily due to the issuance of $350 million of collateral trust bonds and advance of $200 million in notes payable under the Farmer Mac revolving purchase agreement, partially offset by repayments of $177 million in notes payable under the Guaranteed Underwriter Program during Q1 FY2025. Long-term and subordinated debt accounted for 87% of total debt outstanding as of both August 31, 2024 and May 31, 2024, respectively.

We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of August 31, 2024 and May 31, 2024.

Table 11: Equity

(Dollars in thousands)	August 31, 2024	May 31, 2024
Equity components:
Membership fees and educational fund:
Membership fees	$966	$968
Educational fund	2,145	2,608
Total membership fees and educational fund	3,111	3,576
Patronage capital allocated	881,386	928,232
Members’ capital reserve	1,455,564	1,455,564
Total allocated equity	2,340,061	2,387,372
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	606,215	342,624
Year-to-date derivative forward value gains (losses) (1)	(229,447)	263,591
Period-end cumulative derivative forward value gains(1)	376,768	606,215
Other unallocated net income (loss)	64,894	(709)
Unallocated net income	441,662	605,506
CFC retained equity	2,781,723	2,992,878
Accumulated other comprehensive loss	(684)	(1,416)
Total CFC equity	2,781,039	2,991,462
Noncontrolling interests	20,225	20,707
Total equity	$2,801,264	$3,012,169
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 28 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 14—Business Segments” in this Report for the statements of operations for CFC.

The decrease in total equity of $211 million to $2,801 million as of August 31, 2024 was attributable to our reported net loss of $164 million for Q1 FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million during the period.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2024 Form 10-K. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures and Reconciliations.”

In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2024 to the cooperative educational fund. In July 2024, the CFC Board of Directors authorized the allocation of fiscal year 2024 adjusted net income as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve.

In July 2024, the CFC Board of Directors also authorized the retirement of patronage capital totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for fiscal year 2024, and $17 million represented the portion of the allocation from fiscal year 1999 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2024. The remaining portion of the patronage capital allocation for fiscal year 2024 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required to retain our investment-grade credit ratings on our rated debt instruments. In line with this, we have established a risk-management framework designed to oversee the key risks encountered in our operations and the maximum level of risk we are prepared to undertake, known as risk tolerance. This also includes risk limits and guidelines that are in alignment with CFC’s mission and strategic objectives. We provide a discussion of our risk management framework in our 2024 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2024 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain nonlending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and investment in debt and equity securities. We provide additional information on our credit risk-management framework under “Item 7. MD&A—Credit Risk—Credit Risk Management” in our 2024 Form 10-K.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 87% and 88% of total loans outstanding as of August 31, 2024 and May 31, 2024, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of August 31, 2024 and May 31, 2024. Of our total loans outstanding, 91% and 92% were secured as of August 31, 2024 and May 31, 2024, respectively.

Table 12: Loans—Loan Portfolio Security Profile

	August 31, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,503,666	93%	$2,020,226	7%	$27,523,892
Power supply	4,846,992	85	877,483	15	5,724,475
Statewide and associate	241,834	92	22,059	8	263,893
Total CFC	30,592,492	91	2,919,768	9	33,512,260
NCSC:
Electric	950,607	98	22,123	2	972,730
Telecom	569,852	93	41,355	7	611,207
Total NCSC	1,520,459	96	63,478	4	1,583,937
Total loans outstanding(1)	$32,112,951	91	$2,983,246	9	$35,096,197

Loan type:
Long-term loans:
Fixed rate	$30,462,691	100%	$147,879	—%	$30,610,570
Variable rate	878,273	100	1,354	—	879,627
Total long-term loans	31,340,964	100	149,233	—	31,490,197
Line of credit loans	771,987	21	2,834,013	79	3,606,000
Total loans outstanding(1)	$32,112,951	91	$2,983,246	9	$35,096,197

	May 31, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,114,323	93%	$1,990,140	7%	$27,104,463
Power supply	4,836,612	86	805,286	14	5,641,898
Statewide and associate	215,229	91	22,117	9	237,346
Total CFC	30,166,164	91	2,817,543	9	32,983,707
NCSC:
Electric	921,321	97	24,559	3	945,880
Telecom	554,797	93	43,800	7	598,597
Total NCSC	1,476,118	96	68,359	4	1,544,477
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184

Loan type:
Long-term loans:
Fixed rate	$30,118,544	100%	$147,499	—%	$30,266,043
Variable rate	838,045	100	1,413	—	839,458
Total long-term loans	30,956,589	100	148,912	—	31,105,501
Line of credit loans	685,693	20	2,736,990	80	3,422,683
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of August 31, 2024 and May 31, 2024, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $34,485 million and $33,930 million as of August 31, 2024 and May 31, 2024, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $112 million and $114 million as of August 31, 2024 and May 31, 2024, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of August 31, 2024 and May 31, 2024. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of both August 31, 2024 and May 31, 2024. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2024 and May 31, 2024.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	August 31, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,639,862	13%	$4,583,422	13%
Power supply	2,141,071	6	2,090,648	6
Total CFC	6,780,933	19	6,674,070	19
NCSC Electric	174,963	1	177,238	1
Total loan exposure to 20 largest borrowers	6,955,896	20	6,851,308	20
Less: Loans covered under Farmer Mac standby purchase commitment	(156,427)	(1)	(226,171)	(1)
Net loan exposure to 20 largest borrowers	$6,799,469	19%	$6,625,137	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $367 million and $370 million as of August 31, 2024 and May 31, 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $156 million and $226 million as of August 31, 2024 and May 31, 2024, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 890 and 885 as of August 31, 2024 and May 31, 2024, respectively, located in 49 states and the District of Columbia. Of the 890 and 885 borrowers with loans outstanding as of August 31, 2024 and May 31, 2024, respectively, 49 and 50 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 borrowers with loans outstanding as of both August 31, 2024 and May 31, 2024, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,979 million and $5,768 million as of August 31, 2024 and May 31, 2024, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $125 million and $126 million as of August 31, 2024 and May 31, 2024, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,854 million and $5,642 million as of each respective date. See “Note 4—Loans” in this Report for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty during Q1 FY2025 and Q1 FY2024. Previous loan modification to borrowers experiencing financial difficulty totaled $3 million consisting of one NCSC telecom loan as of both August 31, 2024 and May 31, 2024, and represented less than 1% of the NCSC telecom loan portfolio as of August 31, 2024 and 1% of the NCSC telecom loan portfolio as of May 31, 2024. The loan received a term extension at the modification and has been performing in accordance with the terms of the loan agreement after the modification. There were no unadvanced loan commitments related to this loan.

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

We had a loan to one CFC electric power supply borrower of $49 million classified as nonperforming, which represented 0.14% of total loans outstanding as of both August 31, 2024 and May 31, 2024.

Net Charge-Offs

We had no charge-offs or recoveries during Q1 FY2025. We recorded $1 million in net loan recoveries on previously charged-off loan amounts related to two CFC electric power supply loans during Q1 FY2024, which resulted in an annualized net recovery rate of 0.01% for Q1 FY2024. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $255 million and $249 million as of August 31, 2024 and May 31, 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $6 million in criticized loans was primarily due to an increase in loans outstanding for one CFC electric distribution borrower in the special mention category during Q1 FY2025. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2024 and May 31, 2024.

We provide additional information on our borrower risk rating framework in our 2024 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

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

Table 14 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of August 31, 2024 and May 31, 2024 and the allowance components as of each date.

Table 14: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2024			May 31, 2024
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio (2)	Loans Outstanding (1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$27,523,892	$16,686	0.06%	$27,104,463	$15,954	0.06%
Power supply	5,724,475	25,094	0.44	5,641,898	25,583	0.45
Statewide and associate	263,893	1,199	0.45	237,346	1,189	0.50
Total CFC	33,512,260	42,979	0.13	32,983,707	42,726	0.13
NCSC:
Electric	972,730	4,330	0.45	945,880	3,937	0.42
Telecom	611,207	2,370	0.39	598,597	2,063	0.34
Total NCSC	1,583,937	6,700	0.42	1,544,477	6,000	0.39
Total	$35,096,197	$49,679	0.14	$34,528,184	$48,726	0.14

Allowance components:
Collective allowance	$35,040,845	$32,856	0.09%	$34,472,276	$31,556	0.09%
Asset-specific allowance	55,352	16,823	30.39	55,908	17,170	30.71
Total allowance for credit losses	$35,096,197	$49,679	0.14	$34,528,184	$48,726	0.14

Allowance coverage ratios:
Nonaccrual loans (3)	$48,669		102.08%	$48,669		100.12%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of August 31, 2024 and May 31, 2024, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.14% of total loans outstanding as of both August 31, 2024 and May 31, 2024. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio was $50 million and 0.14%, respectively, as of August 31, 2024, compared with $49 million and 0.14%, respectively, as of May 31, 2024. The $1 million increase in the allowance for credit losses reflected an increase in collective allowance of $1 million primarily due to loan portfolio growth.

We discuss our methodology for estimating the allowance for credit losses under the current expected credit loss (“CECL”) model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in “MD&A—Critical Accounting Estimates” in our 2024 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $265 million and $243 million, respectively, as of August 31, 2024. The primary credit exposure associated with investments held in our investments portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of August 31, 2024, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2024.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2024 and May 31, 2024, and from AA- to BBB+ by

S&P as of both August 31, 2024 and May 31, 2024. The total outstanding notional amount of derivatives with these counterparties was $7,358 million and $7,366 million as of August 31, 2024 and May 31, 2024, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both August 31, 2024 and May 31, 2024.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $382 million and $611 million as of August 31, 2024 and May 31, 2024, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities” of this Report.

See “Item 1A. Risk Factors” in our 2024 Form 10-K and “Item 1A. Risk Factors” of this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2024 Form 10-K.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 15 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2024 and May 31, 2024.

Table 15: Available Liquidity

	August 31, 2024			May 31, 2024
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$265	$—	$265	$280	$—	$280
Debt securities investment portfolio(1)	231	—	231	281	—	281
Total cash and investment debt securities	496	—	496	561	—	561
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,800	2	2,798	2,800	2	2,798
Guaranteed Underwriter Program committed facilities—secured(3)	9,923	8,723	1,200	9,923	8,723	1,200
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,544	2,456	6,000	3,864	2,136
Total committed credit facilities	18,723	12,269	6,454	18,723	12,589	6,134
Total available liquidity	$19,219	$12,269	$6,950	$19,284	$12,589	$6,695
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both August 31, 2024 and May 31, 2024, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 16 presents our primary liquidity coverage ratios as of August 31, 2024 and May 31, 2024 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 16: Liquidity Coverage Ratios

(Dollars in millions)	August 31, 2024	May 31, 2024
Liquidity coverage ratio:(1)
Total available liquidity(2)	$6,950	$6,695
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,417	4,333
Long-term and subordinated debt scheduled to mature over next 12 months	3,032	2,676
Total debt scheduled to mature over next 12 months	7,449	7,009
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(499)	$(314)

Liquidity coverage ratio	0.93	0.96

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$6,950	$6,695
Total debt scheduled to mature over next 12 months	7,449	7,009
Exclude: Member short-term investments(4)	(3,328)	(3,328)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	4,121	3,681
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,829	$3,014

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.69	1.82
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 15.
(3)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(4)Member short-term investments include commercial paper sold directly to members, selected notes, daily liquidity fund note and short-term medium-term notes sold to members. See Table 18: Short-Term Borrowings — Funding Sources below for additional information.

As presented in Table 16 above, our available liquidity of $6,950 million as of August 31, 2024 was $499 million below our total scheduled debt obligations over the next 12 months of $7,449 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $3,328 million and dealer commercial paper of $1,089 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $3,032 million consist of debt maturities and scheduled debt payment amounts, of which, $163 million was from member investments.

We believe we can continue to roll over our member short-term investments of $3,328 million as of August 31, 2024, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,503 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of August 31, 2024 was $2,829 million in excess of, or 1.7 times over, our total $4,121 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $1,598 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. Our debt securities investment portfolio totaled $231 million and $281 million as of August 31, 2024 and May 31, 2024, respectively, and is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both August 31, 2024 and May 31, 2024; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $12 million and $37 million as of August 31, 2024 and May 31, 2024, respectively, consisting primarily of preferred stock securities that are not as readily redeemable, therefore, we excluded the equity securities from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,723 million as of both August 31, 2024 and May 31, 2024, and the aggregate amount available for access totaled $6,454 million and $6,134 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2024.

Table 17: Committed Bank Revolving Line of Credit Agreements

	August 31, 2024
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the FFB and use the proceeds to extend new loans to our members and refinance existing member debt. As part of the program, we pay fees, based on our outstanding borrowings, that are intended to help fund the USDA Rural Economic Development Loan and Grant program and thereby support additional investment in rural economic development projects. The borrowings under this program are guaranteed by RUS. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

As displayed in Table 15, we had accessed $8,723 million under the Guaranteed Underwriter Program and up to $1,200 million was available for borrowing as of August 31, 2024. Of the $1,200 million available borrowing amount, $750 million is available for advance through July 15, 2027 and $450 million is available for advance through July 15, 2028. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,315 million as of August 31, 2024. In September 2024, we executed a commitment letter for the guarantee by RUS of a $450 million loan facility from the FFB under the Guaranteed Underwriter Program.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,544 million and $3,864 million as of August 31, 2024 and May 31, 2024, respectively. We borrowed $200 million in long-term notes payable and repaid $500 million in short-term notes payable under this note purchase agreement with Farmer Mac during Q1 FY2025. As displayed in Table 15, the amount available for borrowing under this agreement was $2,456 million as of August 31, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $84 million to $4,417 million as of August 31, 2024, from $4,333 million as of May 31, 2024, and accounted for 13% of total debt outstanding as of each respective period.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of August 31, 2024 and May 31, 2024. As indicated in Table 18, members’ investments represented 75% and 77% of our outstanding short-term borrowings as of August 31, 2024 and May 31, 2024, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	August 31, 2024		May 31, 2024
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,328,383	75%	$3,328,059	77%
Farmer Mac notes payable	—	—	500,000	11
Capital markets	1,088,656	25	504,631	12
Total	$4,417,039	100%	$4,332,690	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding was $1,089 million and $505 million as of August 31, 2024 and May 31, 2024, respectively.

See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $28,749 million and $28,386 million as of August 31, 2024 and May 31, 2024, respectively, and accounted for 87% of total debt outstanding as of both dates. See Table 19 below for a summary of our long-term and subordinated debt issuances and repayments during Q1 FY2025. Subsequent to August 31, 2024, we issued an aggregate principal amount of dealer medium-term notes totaling $1,000 million.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during Q1 FY2025.

Table 19: Long-Term and Subordinated Debt— Issuances and Repayments

	Q1 FY2025
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$350,000	$—
Guaranteed Underwriter Program notes payable	—	176,805
Farmer Mac notes payable	200,000	19,354
Medium-term notes sold to members	46,133	25,718
Medium-term notes sold to dealers	4,953	16,831
Members’ subordinated certificates	—	850
Total	$601,086	$239,558
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of August 31, 2024, in each fiscal year during the five-year period ending May 31, 2029, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2025	$2,568,512	9%
2026	3,301,639	11
2027	3,440,079	12
2028	2,182,025	7
2029	2,767,588	10
Thereafter	14,731,719	51
Total	$28,991,562	100%
____________________________
(1) Amounts presented are based on the face amount of debt outstanding as of August 31, 2024, and therefore does not include related debt issuance costs and discounts.
(2) In addition, member loan subordinated certificates totaling $134 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities under the above “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $33,166 million as of August 31, 2024, $16,948 million, or 51%, was secured by pledged loans totaling $20,891 million. In comparison, of our total debt outstanding of $32,718 million as of May 31, 2024, $17,095 million, or 52%, was secured by pledged loans totaling $21,403 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2024 and May 31, 2024.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2024	May 31, 2024
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	150%	125%	128%
Collateral trust bonds 2007 indenture	100	150	117	129
Guaranteed Underwriter Program notes payable	100	150	126	124
Farmer Mac notes payable	100	150	124	115
___________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2024 and May 31, 2024.

Table 22: Loans—Unencumbered Loans

(Dollars in thousands)	August 31, 2024	May 31, 2024
Total loans outstanding(1)	$35,096,197	$34,528,184
Less: Loans required to be pledged under secured debt agreements(2)	(17,146,876)	(17,293,035)
Loans pledged in excess of required amount(2)(3)	(3,744,455)	(4,110,051)
Total pledged loans	(20,891,331)	(21,403,086)
Unencumbered loans	$14,204,866	$13,125,098

Unencumbered loans as a percentage of total loans outstanding	40%	38%
____________________________

(1) Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of August 31, 2024 and May 31, 2024, respectively.
(2) Reflects unpaid principal balance of pledged loans.
(3) If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

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

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk” and additional information on pledged loans in “Note 4—Loans” in this Report. For additional detail on each of our debt product types, refer to “Note 5—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2024 Form 10-K.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2024 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 23: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q2 FY2025	$1,000	$398	$1,398	$995	$580	$1,575
Q3 FY2025	1,925	391	2,316	1,458	1,020	2,478
Q4 FY2025	555	399	954	593	779	1,372
Q1 FY2026	575	410	985	523	761	1,284
Q2 FY2026	1,395	406	1,801	1,150	757	1,907
Q3 FY2026	1,109	441	1,550	655	792	1,447
Total	$6,559	$2,445	$9,004	$5,374	$4,689	$10,063
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ended February 28, 2026.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 23, we currently project long-term advances of $3,140 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,598 million, resulting in net long-term loan growth of approximately $1,542 million over the next 12 months.

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

In August 2024, Fitch affirmed CFC’s credit ratings and stable outlook. Table 24 displays our credit ratings as of August 31, 2024, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

August 31, 2024
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion/report date	February 21, 2024	December 7, 2023	September 19, 2024
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio increased to 12.03 as of August 31, 2024, from 11.01 as of May 31, 2024, due to the combined impact of an increase in debt to fund loan growth and a decrease in equity resulting from our reported net loss of $164 million for Q1 FY2025 and the CFC Board of Directors’ authorized patronage capital retirements of $47 million during the period.

The adjusted debt-to-equity ratio increased to 6.32 as of August 31, 2024 from 6.24 as of May 31, 2024, due to an increase in adjusted liabilities resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted equity. The increase in adjusted equity was primarily due to our adjusted net income of $66 million for Q1 FY2025, partially offset by a decrease in equity of $47 million from CFC Board of Directors’ authorized patronage capital retirements during the period.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2024.

As discussed above in “Introduction—Non-GAAP Financial Measures,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP financial measures disclosed in this Report to the most comparable U.S. GAAP financial measures below in “Non-GAAP Financial Measures and Reconciliations.” See “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” in our 2024 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility can have a significant impact on the earnings and overall financial condition of a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our assets and liabilities. We provide additional information on our management of interest rate risk in our 2024 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,542 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will remain at approximately the current level over the same period. The U.S. Treasury curve gradually normalized (upward sloping) leading up to and following the September 2024 FOMC meeting, and is expected to further steepen throughout the remainder of 2024 and in 2025.

Based on our current baseline forecast assumptions, which includes a total of 225 basis points of federal funds rate cuts through August 31, 2025, we project increases in our reported net interest income and net interest yield over the next 12 months compared to the 12-month period ended August 31, 2024. We also project decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2024, primarily due to the current yield curve assumptions and interest-earning assets repricing faster than our interest-bearing liabilities combined with the impact of lower cost debt maturing in the near term, which will need to be refinanced at a relatively higher interest rate.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of August 31, 2024 and May 31, 2024. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 25: Interest Rate Sensitivity Analysis

	August 31, 2024			May 31, 2024
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(3.56)%	3.67%	(6.64)%	(3.10)%	3.22%	(5.12)%
Derivative cash settlements	11.89%	(11.88)%	9.57%	11.25%	(11.25)%	9.31%
Adjusted net interest income(2)	8.33%	(8.21)%	2.92%	8.15%	(8.04)%	4.20%
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

The changes in the sensitivity measures between August 31, 2024 and May 31, 2024 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 25 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of August 31, 2024, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and a further inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of August 31, 2024, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash flows for assets and liabilities are matched over time. We use derivatives in managing the differences in timing between the maturities or repricing of our interest earning assets and the debt funding those assets. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives, and therefore denotes an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives, and therefore denotes an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent on our consolidated balance sheet as of the reported date, it does not incorporate projected changes on our consolidated balance sheet.

The duration gap widened to positive 1.32 months as of August 31, 2024, from negative 1.13 months as of May 31, 2024 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The shift to a positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio” in our 2024 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses under “Item 7. MD&A—Critical Accounting Estimates” in our 2024 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2024 Form 10-K. We provide additional information on the allowance for credit losses under the section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Introduction—Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. See “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” in our 2024 Form 10-K for a discussion of each of our non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 26 provides a reconciliation of adjusted interest expense, adjusted net interest income, adjusted total revenue and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 26: Adjusted Net Income

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Adjusted net interest income:
Interest income	$418,119	$380,956
Interest expense	(356,460)	(316,281)
Include: Derivative cash settlements interest income(1)	32,061	27,869
Adjusted interest expense	(324,399)	(288,412)
Adjusted net interest income	$93,720	$92,544

Adjusted net income:
Net income (loss)	$(164,326)	$228,284
Exclude: Derivative forward value gains (losses)(2)	(230,386)	162,018
Adjusted net income	$66,060	$66,266
____________________________
(1)Represents the net periodic contractual interest income (expense) amount on our interest-rate swaps during the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest income and expense incurred on our derivatives to be part of our funding cost in addition to the interest expense on our debt. As such, we add net periodic derivative cash settlements interest income and expense amounts to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude unrealized derivative forward value gains and losses from our adjusted net income.

TIER and Adjusted TIER

Table 27 displays the calculation of our TIER and adjusted TIER.

Table 27: TIER and Adjusted TIER

	Q1 FY2025	Q1 FY2024
TIER (1)	0.54	1.72

Adjusted TIER (2)	1.20	1.23
____________________________
(1) TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Liabilities and Equity and Adjusted Liabilities and Equity

Table 28 provides a reconciliation between our total liabilities and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2024 and May 31, 2024. As indicated in Table 28, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 28: Adjusted Liabilities and Equity

(Dollars in thousands)	August 31, 2024	May 31, 2024
Adjusted total liabilities:
Total liabilities	$33,687,077	$33,165,645
Exclude:
Derivative liabilities	74,824	80,988
Debt used to fund loans guaranteed by RUS	111,861	113,890
Subordinated deferrable debt	1,286,907	1,286,861
Subordinated certificates	1,196,801	1,197,651
Adjusted total liabilities	$31,016,684	$30,486,255

Adjusted total equity:
Total equity	$2,801,264	$3,012,169
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(1)	607,969	343,098
Year-to-date derivative forward value gains (losses)(1)	(230,386)	264,871
Period-end cumulative derivative forward value gains(1)	377,583	607,969
AOCI attributable to derivatives(2)	636	703
Subtotal	378,219	608,672
Include:
Subordinated deferrable debt	1,286,907	1,286,861
Subordinated certificates	1,196,801	1,197,651
Subtotal	2,483,708	2,484,512
Adjusted total equity	$4,906,753	$4,888,009
____________________________
(1) Represents consolidated total derivative forward value gains (losses).
(2) Represents the AOCI amount related to derivatives. See “Note 10—Equity” in this Report for the additional components of AOCI.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 29 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2024 and May 31, 2024.

Table 29: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2024	May 31, 2024
Debt-to equity ratio:
Total liabilities	$33,687,077	$33,165,645
Total equity	2,801,264	3,012,169
Debt-to-equity ratio (1)	12.03	11.01

Adjusted debt-to-equity ratio:
Adjusted total liabilities(2)	$31,016,684	$30,486,255
Adjusted total equity(2)	4,906,753	4,888,009
Adjusted debt-to-equity ratio(3)	6.32	6.24
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

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 30 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2024 and May 31, 2024. We present the components of AOCI in “Note 10—Equity.”

Table 30: Members’ Equity

(Dollars in thousands)	August 31, 2024	May 31, 2024
Members’ equity:
Total CFC equity	$2,781,039	$2,991,462
Exclude:
Accumulated other comprehensive loss	(684)	(1,416)
Period-end cumulative derivative forward value gains attributable to CFC(1)	376,768	606,215
Subtotal	376,084	604,799
Members’ equity	$2,404,955	$2,386,663
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of August 31, 2024 and May 31, 2024 are presented above in Table 28.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Interest income	$418,119	$380,956
Interest expense	(356,460)	(316,281)
Net interest income	61,659	64,675
Provision for credit losses	(953)	(800)
Net interest income after provision for credit losses	60,706	63,875
Non-interest income (loss):
Fee and other income	5,668	4,537
Derivative gains (losses)	(198,325)	189,887
Investment securities gains	4,131	2,933
Total non-interest income (loss)	(188,526)	197,357
Non-interest expense:
Salaries and employee benefits	(17,188)	(15,874)
Other general and administrative expenses	(19,104)	(15,629)
Losses on early extinguishment of debt	(22)	(939)
Other non-interest expense	(296)	(178)
Total non-interest expense	(36,610)	(32,620)
Income (loss) before income taxes	(164,430)	228,612
Income tax benefit (provision)	104	(328)
Net income (loss)	(164,326)	228,284
Less: Net (income) loss attributable to noncontrolling interests	482	(427)
Net income (loss) attributable to CFC	$(163,844)	$227,857

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Net income (loss)	$(164,326)	$228,284
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	803	—
Reclassification to earnings of realized gains on derivatives	(167)	(155)
Defined benefit plan adjustments	96	53
Other comprehensive income (loss)	732	(102)
Total comprehensive income (loss)	(163,594)	228,182
Less: Total comprehensive (income) loss attributable to non-controlling interests	482	(427)
Total comprehensive income (loss) attributable to CFC	$(163,112)	$227,755

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2024	May 31, 2024
Assets:
Cash and cash equivalents	$264,655	$280,124
Restricted cash	8,219	8,217
Total cash, cash equivalents and restricted cash	272,874	288,341
Investment securities:
Debt securities trading, at fair value	230,824	281,351
Equity securities, at fair value	12,470	36,886
Total investment securities, at fair value	243,294	318,237
Loans to members	35,110,872	34,542,285
Less: Allowance for credit losses	(49,679)	(48,726)
Loans to members, net	35,061,193	34,493,559
Accrued interest receivable	257,953	190,247
Other receivables	28,057	29,240
Fixed assets, net of accumulated depreciation of $85,487 and $83,706 as of August 31, 2024 and May 31, 2024, respectively	84,240	85,119
Derivative assets	454,633	691,249
Other assets	86,097	81,822
Total assets	$36,488,341	$36,177,814

Liabilities:
Accrued interest payable	$306,340	$263,372
Debt outstanding:
Short-term borrowings	4,417,039	4,332,690
Long-term debt	26,265,225	25,901,165
Subordinated deferrable debt	1,286,907	1,286,861
Members’ subordinated certificates:
Membership subordinated certificates	628,625	628,625
Loan and guarantee subordinated certificates	322,013	322,863
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,196,801	1,197,651
Total debt outstanding	33,165,972	32,718,367
Patronage capital retirement payable	46,846	—
Deferred income	32,672	33,356
Derivative liabilities	74,824	80,988
Other liabilities	60,423	69,562
Total liabilities	33,687,077	33,165,645

Equity:
CFC equity:
Retained equity	2,781,723	2,992,878
Accumulated other comprehensive loss	(684)	(1,416)
Total CFC equity	2,781,039	2,991,462
Noncontrolling interests	20,225	20,707
Total equity	2,801,264	3,012,169
Total liabilities and equity	$36,488,341	$36,177,814

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q1 FY2025
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net loss	—	—	—	(163,844)	(163,844)	—	(163,844)	(482)	(164,326)
Other comprehensive income	—	—	—	—	—	732	732	—	732
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(465)	—	—	—	(465)	—	(465)	—	(465)
Balance as of August 31, 2024	$3,111	$881,386	$1,455,564	$441,662	$2,781,723	$(684)	$2,781,039	$20,225	$2,801,264

	Q1 FY2024
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	—	—	—	227,857	227,857	—	227,857	427	228,284
Other comprehensive loss	—	—	—	—	—	(102)	(102)	—	(102)
Patronage capital retirement	—	(71,980)	—	—	(71,980)	—	(71,980)	—	(71,980)
Other	(449)	—	—	—	(449)	—	(449)	2,925	2,476
Balance as of August 31, 2023	$3,085	$934,135	$1,202,152	$569,772	$2,709,144	$8,241	$2,717,385	$30,542	$2,747,927

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Cash flows from operating activities:
Net income (loss)	$(164,326)	$228,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(901)	(1,698)
Amortization of debt issuance costs and discounts	8,181	7,177
Amortization of guarantee fee	4,996	5,121
Depreciation and amortization	2,993	2,720
Provision for credit losses	953	800
Loss on early extinguishment of debt	22	939
Unrealized gains on equity and debt securities	(4,237)	(4,038)
Derivative forward value (gains) losses	230,386	(162,018)
Advances on loans held for sale	(130,500)	(39,000)
Proceeds from sales of loans held for sale	133,000	39,000
Changes in operating assets and liabilities:
Accrued interest receivable	(67,706)	(4,628)
Accrued interest payable	42,968	62,214
Deferred income	217	196
Other	(19,339)	(18,855)
Net cash provided by operating activities	36,707	116,214
Cash flows from investing activities:
Advances on loans held for investment, net	(570,513)	(563,112)
Investments in fixed assets, net	(1,269)	(1,085)
Proceeds from sales and maturities of trading securities	54,075	51,191
Proceeds from redemption of equity securities	25,000	—
Net cash used in investing activities	(492,707)	(513,006)
Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	585,175	182,251
Proceeds from short-term borrowings with original maturity > 90 days	617,855	1,150,142
Repayments of short-term borrowings with original maturity > 90 days	(1,118,681)	(754,333)
Proceeds from issuance of long-term debt, net of discount and issuance costs	595,744	432,366
Payments for retirement of long-term debt	(238,708)	(510,743)
Payments for issuance costs for subordinated deferrable debt	—	(185)
Payments for retirement of subordinated deferrable debt	—	(100,000)
Payments for retirement of members’ subordinated certificates	(850)	(1,100)
Repayments for membership fees, net	(2)	(1)
Net cash provided by financing activities	440,533	398,397
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,467)	1,605
Beginning cash, cash equivalents and restricted cash	288,341	207,237
Ending cash, cash equivalents and restricted cash	$272,874	$208,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$304,157	$248,345
Cash paid for income taxes	5	260

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of CFC and variable interest entities (“VIEs”) where CFC is the primary beneficiary. NCSC is a VIE that is required to be consolidated by CFC. Prior to December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”) qualified as a VIE that was required to be consolidated by CFC. RTFC was a taxable Subchapter T cooperative association that provided financing for its rural telecommunications members and their affiliates. RTFC was dissolved following the sale of RTFC’s business to NCSC (hereon referred to as the “RTFC sale transaction”), which was completed on December 1, 2023. For additional discussion of the “RTFC Sale Transaction,” see “Note 1—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“2024 Form 10-K”).

All intercompany balances and transactions have been eliminated. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2024 Form 10-K.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2025” and “Q1 FY2024” refer to three months ended August 31, 2024 and 2023, respectively.

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases at lease inception for all lease transactions with an initial term greater than one year. We recorded a total finance lease liability of $4 million and $3 million as of August 31, 2024 and May 31, 2024, respectively, which were included in other liabilities on the consolidated balance sheets. Interest expenses and variable lease cost from the finance leases were not material for Q1 FY2025 and Q1 FY2024. We recorded a total net investment in leases for sales-type leases of $4 million and $3 million as of August 31, 2024 and May 31, 2024, respectively, which were included in other assets on the consolidated balance sheets. Interest income and variable lease payment income from the sales-type leases were not material for Q1 FY2025 and Q1 FY2024.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented in our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Interest income:
Loans(1)	$414,700	$375,568
Cash and investment securities	3,419	5,388
Total interest income	418,119	380,956

Interest expense:(2)(3)
Short-term borrowings	54,400	58,394
Long-term debt	266,968	223,976
Subordinated debt	35,092	33,911
Total interest expense	356,460	316,281

Net interest income	$61,659	$64,675
____________________________
(1) Includes loan conversion fees, which are generally deferred and recognized in interest income over the period to maturity using the effective interest method, late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.
(2) Includes amortization of debt discounts and premiums, and debt issuance costs, which are generally deferred and recognized as interest expense over the period to maturity using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized in interest expense immediately as incurred.
(3) Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Based on the nature of the fees, the amount is either recognized immediately as incurred or deferred and recognized in interest expense ratably over the term of the arrangement.

Deferred income reported on our consolidated balance sheets of $33 million as of both August 31, 2024 and May 31, 2024, consists primarily of deferred loan conversion fees that totaled $23 million and $24 million as of August 31, 2024 and May 31, 2024, respectively.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2024	May 31, 2024
Debt securities, at fair value:
Corporate debt securities	$203,657	$246,041
Commercial agency mortgage-backed securities (“MBS”)(1)	4,578	6,663
U.S. state and municipality debt securities	7,091	8,179
Other asset-backed securities(2)	15,498	20,468
Total debt securities trading, at fair value	$230,824	$281,351
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $4 million and $3 million for Q1 FY2025 and Q1 FY2024, respectively.

We sold $14 million in principal amount of debt securities during Q1 FY2025 and realized gains on the sale of these securities of less than $1 million during the period. We did not sell any debt securities during Q1 FY2024; therefore, no realized gains or losses were recorded during the period for sale of securities.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of August 31, 2024 and May 31, 2024.

Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	August 31, 2024	May 31, 2024
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$—	$25,130
Farmer Mac—Class A common stock	12,470	11,756
Total equity securities, at fair value	$12,470	$36,886

On July 18, 2024, Farmer Mac redeemed its Series C noncumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. We recorded an immaterial loss as part of this transaction.

We recognized net unrealized gains on our equity securities of $1 million for both Q1 FY2025 and Q1 FY2024.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of August 31, 2024 and May 31, 2024.

Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$27,523,892	78%	$27,104,463	78%
Power supply	5,724,475	16	5,641,898	16
Statewide and associate	263,893	1	237,346	1
Total CFC	33,512,260	95	32,983,707	95
NCSC:
Electric	972,730	3	945,880	3
Telecom	611,207	2	598,597	2
Total NCSC	1,583,937	5%	1,544,477	5%
Total loans outstanding(1)	35,096,197	100	34,528,184	100
Deferred loan origination costs—CFC(2)	14,675	—	14,101	—
Loans to members	$35,110,872	100%	$34,542,285	100%
Loan type:
Long-term loans:
Fixed rate	$30,610,570	87%	$30,266,043	88%
Variable rate	879,627	3	839,458	2
Total long-term loans	31,490,197	90	31,105,501	90
Lines of credit	3,606,000	10	3,422,683	10
Total loans outstanding(1)	35,096,197	100	34,528,184	100
Deferred loan origination costs—CFC(2)	14,675	—	14,101	—
Loans to members	$35,110,872	100%	$34,542,285	100%
___________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2) Deferred loan origination costs are recorded at CFC segment.

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

We sold CFC and NCSC loans, at par for cash, totaling $133 million and $39 million during Q1 FY2025 and Q1 FY2024, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had no loans held for sale as of August 31, 2024. We had loans held for sale totaling $3 million as of May 31, 2024, which were sold at par for cash during Q1 FY2025.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $217 million and $147 million as of August 31, 2024 and May 31, 2024, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $34,485 million and $33,930 million as of August 31, 2024 and May 31, 2024, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $112 million and $114 million as of August 31, 2024 and May 31, 2024, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,956 million and $6,851 million as of August 31, 2024 and May 31, 2024, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of both August 31, 2024 and May 31, 2024. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $367 million and $370 million as of August 31, 2024 and May 31, 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $156 million and $226 million as of August 31, 2024 and May 31, 2024, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2024. Our credit exposure is also mitigated by long-term loans guaranteed by RUS.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 890 and 885 as of August 31, 2024 and May 31, 2024, respectively, located in 49 states and the District of Columbia. Of the 890 and 885 borrowers with loans outstanding, 49 and 50 were electric power supply borrowers as of August 31, 2024 and May 31, 2024, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both August 31, 2024 and May 31, 2024, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of August 31, 2024 and May 31, 2024.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	August 31, 2024			May 31, 2024
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,687,644	14%	57	$4,518,859	13%
Power supply	6	1,174,129	3	6	1,148,100	4
Statewide and associate	1	92,055	—	1	75,089	—
Total CFC	64	5,953,828	17	64	5,742,048	17
NCSC:
Electric	1	13,467	—	1	15,067	—
Telecom	2	11,584	—	2	11,426	—
Total NCSC	3	25,051	—	3	26,493	—
Total loan exposure to Texas-based borrowers	67	5,978,879	17	67	5,768,541	17
Less: Loans covered under Farmer Mac standby purchase commitment		(125,164)	—		(126,185)	—
Net loan exposure to Texas-based borrowers		$5,853,715	17%		$5,642,356	17%

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of August 31, 2024 and May 31, 2024.

Table 4.3: Payment Status of Loans Outstanding

	August 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$27,523,892	$—	$—	$—	$27,523,892	$—
Power supply	5,724,475	—	—	—	5,724,475	48,669
Statewide and associate	263,893	—	—	—	263,893	—
Total CFC	33,512,260	—	—	—	33,512,260	48,669
NCSC:
Electric	972,730	—	—	—	972,730	—
Telecom	611,207	—	—	—	611,207	—
Total NCSC	1,583,937	—	—	—	1,583,937	—
Total loans outstanding	$35,096,197	$—	$—	$—	$35,096,197	$48,669

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.14%

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

We had no delinquent loans as of August 31, 2024 and May 31, 2024. We had a power supply loan outstanding of $49 million on nonaccrual status as of both August 31, 2024 and May 31, 2024.

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

We had no loan modifications to borrowers experiencing financial difficulty during Q1 FY2025 and Q1 FY2024. Previous loan modification to borrowers experiencing financial difficulty totaled $3 million consisting of one NCSC telecom loan as of both August 31, 2024 and May 31, 2024, and represented less than 1% of the NCSC telecom loan portfolio as of August 31, 2024 and 1% of the NCSC telecom loan portfolio as of May 31, 2024. The loan received a term extension at the modification and has been performing in accordance with the terms of the loan agreement after the modification. There were no unadvanced loan commitments related to this loan.

Nonperforming Loans

We had a loan to one CFC electric power supply borrower of $49 million classified as nonperforming, which represented 0.14% of total loans outstanding as of both August 31, 2024 and May 31, 2024.

Net Charge-Offs

We had no charge-offs or recoveries during Q1 FY2025. We recorded $1 million in net loan recoveries on previously charged-off loan amounts related to two CFC electric power supply loans during Q1 FY2024, which resulted in an annualized net recovery rate of 0.01% for Q1 FY2024. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Table 4.4 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of August 31, 2024 and May 31, 2024. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of August 31, 2024 and May 31, 2024, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2021 and 2020, and in the aggregate for periods prior to fiscal year 2021 and 2020, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.4 below, term loan advances made to borrowers prior to fiscal year 2021 totaled $19,421 million, representing 56% of our total loans outstanding as of August 31, 2024. In comparison, term loan advances made to borrowers prior to fiscal year 2020 totaled $17,519 million, representing 51% of our total loans outstanding as of May 31, 2024. The average remaining maturity of our long-term loans, which accounted for 90% of total loans outstanding, was 19 years, as of both August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2024
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	Q1 FY2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$555,940	$2,513,459	$2,361,985	$2,313,757	$1,579,662	$15,705,057	$2,302,755	$27,332,615
Power supply	84,254	506,534	451,121	316,270	523,494	2,985,238	808,895	5,675,806
Statewide and associate	—	36,672	58,948	13,124	1,619	26,534	115,103	252,000
Total CFC	640,194	3,056,665	2,872,054	2,643,151	2,104,775	18,716,829	3,226,753	33,260,421
NCSC:
Electric	2,000	124,092	253,783	17,402	4,720	415,907	154,826	972,730
Telecom	25,543	137,489	45,414	71,973	61,098	208,069	58,692	608,278
Total NCSC	27,543	261,581	299,197	89,375	65,818	623,976	213,518	1,581,008
Total pass	$667,737	$3,318,246	$3,171,251	$2,732,526	$2,170,593	$19,340,805	$3,440,271	$34,841,429

Special mention
CFC:
Distribution	$—	$364	$4,170	$—	$4,658	$16,356	$165,729	$191,277
Statewide and associate	—	—	—	—	—	11,893	—	11,893
Total CFC	—	364	4,170	—	4,658	28,249	165,729	203,170
NCSC telecom	—	—	—	—	—	2,929	—	2,929
Total special mention	$—	$364	$4,170	$—	$4,658	$31,178	$165,729	$206,099

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$48,669	$—	$48,669
Total doubtful	$—	$—	$—	$—	$—	$48,669	$—	$48,669

Total criticized loans	$—	$364	$4,170	$—	$4,658	$79,847	$165,729	$254,768
Total loans outstanding	$667,737	$3,318,610	$3,175,421	$2,732,526	$2,175,251	$19,420,652	$3,606,000	$35,096,197

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2024
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$2,523,296	$2,370,847	$2,328,295	$1,589,581	$1,766,002	$14,117,758	$2,223,311	$26,919,090
Power supply	509,948	454,010	321,289	536,052	170,017	2,866,848	735,065	5,593,229
Statewide and associate	36,794	59,348	13,174	1,684	11,123	16,534	86,796	225,453
Total CFC	3,070,038	2,884,205	2,662,758	2,127,317	1,947,142	17,001,140	3,045,172	32,737,772
NCSC:
Electric	76,061	256,974	17,606	4,914	183,510	249,338	157,477	945,880
Telecom	139,732	46,632	74,222	63,580	22,730	188,462	60,209	595,567
Total NCSC	215,793	303,606	91,828	68,494	206,240	437,800	217,686	1,541,447
Total pass	$3,285,831	$3,187,811	$2,754,586	$2,195,811	$2,153,382	$17,438,940	$3,262,858	$34,279,219

Special mention
CFC:
Distribution	$364	$4,170	$—	$4,658	$—	$16,356	$159,825	$185,373
Statewide and associate	—	—	—	—	—	11,893	—	11,893
Total CFC	364	4,170	—	4,658	—	28,249	159,825	197,266
NCSC telecom	—	—	—	—	—	3,030	—	3,030
Total special mention	$364	$4,170	$—	$4,658	$—	$31,279	$159,825	$200,296

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC Power supply	$—	$—	$—	$—	$—	$48,669	$—	$48,669
Total doubtful	$—	$—	$—	$—	$—	$48,669	$—	$48,669

Total criticized loans	$364	$4,170	$—	$4,658	$—	$79,948	$159,825	$248,965
Total loans outstanding	$3,286,195	$3,191,981	$2,754,586	$2,200,469	$2,153,382	$17,518,888	$3,422,683	$34,528,184

Criticized loans totaled $255 million and $249 million as of August 31, 2024 and May 31, 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $6 million in criticized loans was primarily due to an increase in loans outstanding for one CFC electric distribution borrower in the special mention category during Q1 FY2025. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2024 and May 31, 2024.

Special Mention

One CFC electric distribution borrower with loans outstanding of $191 million and $185 million as of August 31, 2024 and May 31, 2024, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $206 million and $200 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of August 31, 2024 or May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Doubtful

We had one loan outstanding classified as doubtful totaling $49 million to a CFC electric power supply borrower as of both August 31, 2024 and May 31, 2024.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2024 and May 31, 2024.

Table 4.5: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	August 31, 2024	May 31, 2024
Member class:
CFC:
Distribution	$11,139,327	$11,174,041
Power supply	4,595,124	4,519,150
Statewide and associate	224,375	254,250
Total CFC	15,958,826	15,947,441
NCSC:
Electric	462,512	622,125
Telecom	437,590	423,796
Total NCSC	900,102	1,045,921
Total unadvanced commitments	$16,858,928	$16,993,362

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	6,830,516	6,880,295
Total long-term loans	6,830,516	6,880,295
Lines of credit	10,028,412	10,113,067
Total unadvanced commitments	$16,858,928	$16,993,362
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2024, and the related maturities in each fiscal year during the five-year period ended May 31, 2029, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Line of credit loans	$10,028,412	$884,394	$4,566,411	$1,468,619	$1,195,257	$1,482,818	$430,913
Long-term loans	6,830,516	509,769	699,694	1,092,297	1,412,355	2,699,456	416,945
Total	$16,858,928	$1,394,163	$5,266,105	$2,560,916	$2,607,612	$4,182,274	$847,858

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of August 31, 2024. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $16,859 million as of August 31, 2024 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $6,831 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $13,424 million and $13,379 million as of August 31, 2024 and May 31, 2024, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,435 million and $3,614 million as of August 31, 2024 and May 31, 2024, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2024, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2029, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.7: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Committed lines of credit	$3,434,804	$115,000	$246,450	$987,692	$900,440	$973,263	$211,959

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.8 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2024 and May 31, 2024. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.8: Pledged Loans

(Dollars in thousands)	August 31, 2024	May 31, 2024
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,272,711	$6,922,711
Pledged collateral:
Distribution system mortgage notes pledged	8,423,379	8,799,864
RUS-guaranteed loans qualifying as permitted investments pledged	111,861	113,890
Total pledged collateral	8,535,240	8,913,754

1994 indenture:
Collateral trust bonds outstanding	$15,000	$15,000
Pledged collateral:
Distribution system mortgage notes pledged	18,737	19,174

Guaranteed Underwriter Program:
Notes payable outstanding	$6,315,009	$6,491,814
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,938,853	8,020,508

Farmer Mac:
Notes payable outstanding	$3,544,156	$3,863,510
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,398,501	4,449,650

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

Table 5.1: Changes in Allowance for Credit Losses

	Q1 FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	732	(489)	10	253	393	307	700	953
Balance as of August 31, 2024	$16,686	$25,094	$1,199	$42,979	$4,330	$2,370	$6,700	$49,679

	Q1 FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	798	(904)	4	(102)	148	754	902	800
Recoveries	—	1,032	—	1,032	—	—	—	1,032
Balance as of August 31, 2023	$15,722	$33,434	$1,198	$50,354	$2,612	$1,960	$4,572	$54,926

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$16,686	$8,518	$1,199	$26,403	$4,330	$2,123	$6,453	$32,856
Asset-specific allowance	—	16,576	—	16,576	—	247	247	16,823
Total allowance for credit losses	$16,686	$25,094	$1,199	$42,979	$4,330	$2,370	$6,700	$49,679

Loans outstanding:(1)
Collectively evaluated loans	$27,520,138	$5,675,806	$263,893	$33,459,837	$972,730	$608,278	$1,581,008	$35,040,845
Individually evaluated loans	3,754	48,669	—	52,423	—	2,929	2,929	55,352
Total loans outstanding	$27,523,892	$5,724,475	$263,893	$33,512,260	$972,730	$611,207	$1,583,937	$35,096,197

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.15%	0.45%	0.08%	0.45%	0.35%	0.41%	0.09%
Asset-specific allowance coverage ratio(3)	—	34.06	—	31.62	—	8.43	8.43	30.39
Total allowance coverage ratio(4)	0.06	0.44	0.45	0.13	0.45	0.39	0.42	0.14

	May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$15,954	$8,676	$1,189	$25,819	$3,937	$1,800	$5,737	$31,556
Asset-specific allowance	—	16,907	—	16,907	—	263	263	17,170
Total allowance for credit losses	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

Loans outstanding:(1)
Collectively evaluated loans	$27,100,254	$5,593,229	$237,346	$32,930,829	$945,880	$595,567	$1,541,447	$34,472,276
Individually evaluated loans	4,209	48,669	—	52,878	—	3,030	3,030	55,908
Total loans outstanding	$27,104,463	$5,641,898	$237,346	$32,983,707	$945,880	$598,597	$1,544,477	$34,528,184

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.50%	0.08%	0.42%	0.30%	0.37%	0.09%
Asset-specific allowance coverage ratio(3)	—	34.74	—	31.97	—	8.68	8.68	30.71
Total allowance coverage ratio(4)	0.06	0.45	0.50	0.13	0.42	0.34	0.39	0.14
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of August 31, 2024 and May 31, 2024, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses increased to $50 million as of August 31, 2024, compared with $49 million as of May 31, 2024. The $1 million increase in the allowance for credit losses reflected an increase in the collective allowance of $1 million, primarily due to loan portfolio growth. Our allowance coverage ratio remained at 0.14% as of both August 31, 2024 and May 31, 2024.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2024 and May 31, 2024.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,417 million as of August 31, 2024, compared with $4,333 million as of May 31, 2024, and accounted for 13% of total debt outstanding as of both August 31, 2024 and May 31, 2024. The following table provides information on our short-term borrowings as of August 31, 2024 and May 31, 2024.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,088,656	3%	$504,631	1%
Commercial paper sold directly to members, at par	1,143,633	3	1,158,020	4
Total commercial paper	2,232,289	6	1,662,651	5
Select notes to members	1,344,799	4	1,274,066	4
Daily liquidity fund notes to members	321,397	1	375,191	1
Medium-term notes sold to members	518,554	2	520,782	2
Farmer Mac notes payable (1)	—	—	500,000	1
Total short-term borrowings	$4,417,039	13%	$4,332,690	13%
____________________________
(1) Advanced under the revolving purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” in the Report for additional information on this revolving note purchase agreement with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2024
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

The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million as of August 31, 2024. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of August 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2024 and May 31, 2024. Long-term debt outstanding totaled $26,265 million as of August 31, 2024, compared with $25,901 million as of May 31, 2024, and accounted for 79% of total debt outstanding as of both August 31, 2024 and May 31, 2024.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2024	May 31, 2024
Secured long-term debt:
Collateral trust bonds	$7,287,711	$6,937,711
Unamortized discount, net	(165,818)	(166,458)
Debt issuance costs	(32,930)	(31,332)
Total collateral trust bonds	7,088,963	6,739,921
Guaranteed Underwriter Program notes payable	6,315,009	6,491,814
Farmer Mac notes payable	3,544,156	3,363,510
Total secured notes payable	9,859,165	9,855,324
Total secured long-term debt	16,948,128	16,595,245
Unsecured long-term debt:
Medium-term notes sold through dealers	8,968,635	8,980,513
Medium-term notes sold to members	379,259	358,844
Medium term notes sold through dealers and to members	9,347,894	9,339,357
Unamortized discount, net	(1,994)	(2,209)
Debt issuance costs	(28,803)	(31,228)
Total unsecured long-term debt	9,317,097	9,305,920
Total long-term debt	$26,265,225	$25,901,165

Secured Debt

Long-term secured debt of $16,948 million and $16,595 million as of August 31, 2024 and May 31, 2024, respectively, represented 65% and 64% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of August 31, 2024 and May 31, 2024. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We issued $350 million of 5.00% fixed-rate collateral trust bonds due August 15, 2034 during Q1 FY2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $177 million of notes payable outstanding under the Guaranteed Underwriter Program during Q1 FY2025. We had up to $1,200 million available for access under the Guaranteed Underwriter Program as of August 31, 2024. In September 2024, we executed a commitment letter for the guarantee by RUS of a $450 million loan facility from the U.S. Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,000 million from Farmer Mac at any time, subject to market conditions, through June 30, 2027. The agreement has successive automatic one-year renewals beginning June 30, 2026, unless Farmer Mac provides 425 days’ written notice of nonrenewal. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We borrowed a total of $200 million in principal amount of long-term notes payable under the Farmer Mac note purchase agreement during Q1 FY2025. The amount outstanding under this agreement totaled $3,544 million of long-term debt as of August 31, 2024. The amount available for borrowing totaled $2,456 million as of August 31, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $9,317 million and $9,306 million as of August 31, 2024 and May 31, 2024, respectively, represented 35% and 36% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. Subsequent to Q1 FY2025, we issued an aggregate principal amount of dealer medium-term notes totaling $700 million at an average fixed interest rate of 4.34% with an average term of three years, and an aggregate principal amount of dealer medium-term notes totaling $300 million at a floating interest rate with a term of three years.

See “Note 7—Long-Term Debt” in our 2024 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,287 million as of both August 31, 2024 and May 31, 2024. See “Note 8—Subordinated Deferrable Debt” in our 2024 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use Treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We typically designate the Treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2024 and May 31, 2024. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2024 and May 31, 2024. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	August 31, 2024			May 31, 2024
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,835,419	2.79%	5.58%	$5,842,540	2.77%	5.57%
Receive-fixed swaps	1,522,250	6.10	3.33	1,523,396	6.08	3.33
Total interest rate swaps	$7,357,669	3.48	5.12	$7,365,936	3.46	5.10

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2024		May 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$454,633	$5,668,710	$691,249	$5,770,691
Total derivative assets	$454,633	$5,668,710	$691,249	$5,770,691

Derivative liabilities:
Interest rate swaps	$74,824	$1,688,959	$80,988	$1,595,245
Total derivative liabilities	$74,824	$1,688,959	$80,988	$1,595,245

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2024 and May 31, 2024, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	August 31, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$454,633	$—	$454,633	$72,547	$—	$382,086

Derivative liabilities:
Interest rate swaps	74,824	—	74,824	72,547	—	2,277

	May 31, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$691,249	$—	$691,249	$80,026	$—	$611,223

Derivative liabilities:
Interest rate swaps	80,988	—	80,988	80,026	—	962

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2025	Q1 FY2024
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$32,061	$27,869
Derivative forward value gains (losses)	(230,386)	162,018
Derivative gains (losses)	$(198,325)	$189,887

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

During Q1 FY2025, Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2024. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2024. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2024, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$25,530	$(945)	$—	$(945)
Falls below Baa1/BBB+	4,941,813	(1,298)	252,206	250,908
Falls to or below Baa2/BBB (2)	350,804	—	18,637	18,637
Total	$5,318,147	$(2,243)	$270,843	$268,600
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $267 million as of August 31, 2024. These swaps were in an unrealized gain position of $29 million as of August 31, 2024.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of August 31, 2024.

Derivative Counterparty Credit Exposure

Our interest-rate swap contracts are subject to credit risk associated with counterparties to these derivative contracts. As mentioned above, we generally engage in OTC derivative transactions, which expose us to individual counterparty credit risk because these transactions are executed and settled directly between us and each counterparty. To manage this risk, we diversify our derivative positions among counterparties with investment-grade credit ratings, perform an internal credit risk analysis and maintain enforceable master netting arrangements, allowing us to net derivative assets and liabilities with the same counterparty. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk.

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2024 and May 31, 2024, and from AA- to BBB+ by S&P as of both August 31, 2024 and May 31, 2024. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both August 31, 2024 and May 31, 2024. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $382 million and $611 million as of August 31, 2024 and May 31, 2024, respectively, as presented in Table 9.3 above.

NOTE 10—EQUITY

Total equity decreased $211 million to $2,801 million as of August 31, 2024 compared to May 31, 2024. The decrease was attributable primarily to the combined impact of our reported net loss of $164 million for Q1 FY2025 and the CFC Board of Directors’ authorized patronage capital retirements of $47 million during the period, as discussed below.

Allocation of Net Earnings and Retirement of Patronage Capital

The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted net income, which excludes the impact of derivative forward value gains (losses). See “MD&A—Non-GAAP Financial Measures and Reconciliations” in this Report for information on adjusted net income. In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2024 to the cooperative educational fund. In July 2024, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2024 as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve.

In July 2024, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for fiscal year 2024 and $17 million represented the portion of the allocation from net earnings for fiscal year 1999 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $47 million was returned to members in cash in September 2024. The remaining portion of the patronage capital allocation for fiscal year 2024 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
See “Note 11—Equity” in our 2024 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the periods presented and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q1 FY2025			Q1 FY2024
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$3,287	$(4,703)	$(1,416)	$11,102	$(2,759)	$8,343
Changes in unrealized gains	803	—	803	—	—	—
Realized (gains) losses reclassified to earnings	(167)	96	(71)	(155)	53	(102)
Ending balance	$3,923	$(4,607)	$(684)	$10,947	$(2,706)	$8,241

____________________________
(1) Of the derivative gains reclassified to earnings, a portion is reclassified as a component of the derivative gains (losses) line item and the remainder is reclassified as a component of the interest expense line item in our consolidated statements of operations.
(2) Reclassified to earnings as a component of the other non-interest expense line item presented in our consolidated statements of operations.

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for discussion on our derivatives designated as accounting hedges. We expect to reclassify realized net gains of $1 million attributable to derivative cash flow hedges from AOCI into earnings over the next 12 months.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2024	May 31, 2024
Guarantee type:
Long-term tax-exempt bonds(1)	$73,755	$73,755
Letters of credit(2)(3)	744,628	752,019
Other guarantees	182,018	184,142
Total	$1,000,401	$1,009,916

Member class:
CFC:
Distribution	$469,235	$472,210
Power supply	445,129	451,828
Statewide and associate(4)	42,153	42,257
CFC total	956,517	966,295
NCSC	43,884	43,621
Total	$1,000,401	$1,009,916
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Under a hybrid letter of credit facility, we had $30 million of commitments that may be used for the issuance of letters of credit as of both August 31, 2024 and May 31, 2024.
(4)Includes CFC guarantees to NCSC telecom members totaling $41 million as of both August 31, 2024 and May 31, 2024.

We had guarantees outstanding totaling $1,000 million and $1,010 million as of August 31, 2024 and May 31, 2024, respectively. Guarantees under which our right of recovery from our members was not secured totaled $701 million and $718 million and represented 70% and 71% of total guarantees as of August 31, 2024 and May 31, 2024, respectively.

Long-term tax-exempt bonds of $74 million as of both August 31, 2024 and May 31, 2024, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $745 million and $752 million as of August 31, 2024 and May 31, 2024, respectively, $201 million and $194 million were secured at each respective date. The maturities for the outstanding letters of credit as of August 31, 2024 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2024, we may be required to issue up to an additional $147 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2024. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $182 million and $184 million as of August 31, 2024 and May 31, 2024, respectively, of which $25 million was secured as of both August 31, 2024 and May 31, 2024. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $74 million of variable-rate tax-exempt bonds as of August 31, 2024, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during Q1 FY2025 or Q1 FY2024.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $15 million and $16 million as of August 31, 2024 and May 31, 2024, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $14 million and $15 million as of August 31, 2024 and May 31, 2024, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2024 and May 31, 2024. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	August 31, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$264,655	$264,655	$264,655	$—	$—
Restricted cash	8,219	8,219	8,219	—	—
Equity securities, at fair value	12,470	12,470	12,470	—	—
Debt securities trading, at fair value	230,824	230,824	—	230,824	—
Deferred compensation investments	8,066	8,066	8,066	—	—
Loans to members, net	35,061,193	32,711,726	—	—	32,711,726
Accrued interest receivable	257,953	257,953	—	257,953	—
Derivative assets	454,633	454,633	—	454,633	—
Total financial assets	$36,298,013	$33,948,546	$293,410	$943,410	$32,711,726

Liabilities:
Short-term borrowings	$4,417,039	$4,419,681	$—	$4,419,681	$—
Long-term debt	26,265,225	25,370,271	—	16,308,249	9,062,022
Accrued interest payable	306,340	306,340	—	306,340	—
Guarantee liability	14,858	15,463	—	—	15,463
Derivative liabilities	74,824	74,824	—	74,824	—
Subordinated deferrable debt	1,286,907	1,313,791	248,140	1,065,651	—
Members’ subordinated certificates	1,196,801	1,196,801	—	—	1,196,801
Total financial liabilities	$33,561,994	$32,697,171	$248,140	$22,174,745	$10,274,286

	May 31, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$280,124	$280,124	$280,124	$—	$—
Restricted cash	8,217	8,217	8,217	—	—
Equity securities, at fair value	36,886	36,886	36,886	—	—
Debt securities trading, at fair value	281,351	281,351	—	281,351	—
Deferred compensation investments	7,763	7,763	7,763	—	—
Loans to members, net	34,493,559	30,884,906	—	—	30,884,906
Accrued interest receivable	190,247	190,247	—	190,247	—
Derivative assets	691,249	691,249	—	691,249	—
Total financial assets	$35,989,396	$32,380,743	$332,990	$1,162,847	$30,884,906

Liabilities:
Short-term borrowings	$4,332,690	$4,333,635	$—	$3,833,635	$500,000
Long-term debt	25,901,165	24,470,693	—	15,529,041	8,941,652
Accrued interest payable	263,372	263,372	—	263,372	—
Guarantee liability	15,896	16,477	—	—	16,477
Derivative liabilities	80,988	80,988	—	80,988	—
Subordinated deferrable debt	1,286,861	1,295,729	244,636	1,051,093	—
Members’ subordinated certificates	1,197,651	1,197,651	—	—	1,197,651
Total financial liabilities	$33,078,623	$31,658,545	$244,636	$20,758,129	$10,655,780

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2024 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during Q1 FY2025 or Q1 FY2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported on our consolidated financial statements at fair value on a recurring basis as of August 31, 2024 and May 31, 2024, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during Q1 FY2025 or Q1 FY2024.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2024			May 31, 2024
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$12,470	$—	$12,470	$36,886	$—	$36,886
Debt securities trading, at fair value	—	230,824	230,824	—	281,351	281,351
Deferred compensation investments	8,066	—	8,066	7,763	—	7,763
Derivative assets	—	454,633	454,633	—	691,249	691,249

Liabilities:
Derivative liabilities	$—	$74,824	$74,824	$—	$80,988	$80,988

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during Q1 FY2025 or Q1 FY2024.

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

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of August 31, 2024 and May 31, 2024.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2024	May 31, 2024
Assets:
Loans outstanding	$1,583,937	$1,544,477
Other assets	12,702	12,700
Total assets	$1,596,639	$1,557,177

Liabilities:
Total liabilities	$11,659	$9,824

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of August 31, 2024 and May 31, 2024.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC

	August 31, 2024	May 31, 2024
(Dollars in thousands)
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,570,890	1,532,781
Credit enhancements:
CFC third-party guarantees	43,884	43,621
Other credit enhancements	1,695	757
Total credit enhancements(2)	45,579	44,378
Total outstanding commitments	1,616,469	1,577,159
CFC credit commitments available	$3,383,531	$3,422,841
____________________________
(1) Intercompany borrowings payable by NCSC to CFC as of August 31, 2024 and May 31, 2024 are eliminated in consolidation.
(2) Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC had access to $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $46 million as of August 31, 2024. The maturities for obligations guaranteed by CFC extend through 2043.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14—BUSINESS SEGMENTS

Our activities were previously conducted through three operating segments, which were based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We reported segment information for CFC separately; however, we aggregated segment information for NCSC and RTFC into one reportable segment because neither entity met the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting. On December 1, 2023, RTFC completed the sale of its business to NCSC. Following the RTFC sale transaction, our operating segments for Q1 FY2025 consist of CFC and NCSC, which are based on each of the legal entities included in our consolidated financial statements. As we aggregated segment information for NCSC and RTFC into one reportable segment in Q1 FY2024, the RTFC sale transaction did not cause a change in the composition of our reportable segments. We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. We describe the business segment reporting methodology in “Note 16—Business Segments” in our 2024 Form 10-K.

Segment Results and Reconciliation

The following tables display segment results of operations for Q1 FY2025 and Q1 FY2024, assets attributable to each segment as of August 31, 2024 and August 31, 2023 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q1 FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$415,719	$21,986	$437,705	$—	$(19,586)	$418,119
Interest expense	(356,416)	(19,630)	(376,046)	—	19,586	(356,460)
Derivative cash settlements interest income	32,016	45	32,061	(32,061)	—	—
Interest expense	(324,400)	(19,585)	(343,985)	(32,061)	19,586	(356,460)
Net interest income	91,319	2,401	93,720	(32,061)	—	61,659
Provision for credit losses	(953)	(700)	(1,653)	—	700	(953)
Net interest income after provision for credit losses	90,366	1,701	92,067	(32,061)	700	60,706
Non-interest income (loss):
Fee and other income	7,074	1,647	8,721	—	(3,053)	5,668
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	32,061	—	32,061
Derivative forward value losses	—	—	—	(230,386)	—	(230,386)
Derivative losses	—	—	—	(198,325)	—	(198,325)
Investment securities gains	4,131	—	4,131	—	—	4,131
Total non-interest income (loss)	11,205	1,647	12,852	(198,325)	(3,053)	(188,526)
Non-interest expense:
General and administrative expenses	(35,659)	(2,474)	(38,133)	—	1,841	(36,292)
Losses on early extinguishment of debt	(22)	—	(22)	—	—	(22)
Other non-interest expense	(287)	(521)	(808)	—	512	(296)
Total non-interest expense	(35,968)	(2,995)	(38,963)	—	2,353	(36,610)
Income (loss) before income taxes	65,603	353	65,956	(230,386)	—	(164,430)
Income tax benefit	—	104	104	—	—	104
Net income (loss)	$65,603	$457	$66,060	$(230,386)	$—	$(164,326)

	August 31, 2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$35,083,150	$1,583,937	$36,667,087	$—	$(1,570,890)	$35,096,197
Deferred loan origination costs	14,675	—	14,675	—	—	14,675
Loans to members	35,097,825	1,583,937	36,681,762	—	(1,570,890)	35,110,872
Less: Allowance for credit losses	(49,679)	(6,700)	(56,379)	—	6,700	(49,679)
Loans to members, net	35,048,146	1,577,237	36,625,383	—	(1,564,190)	35,061,193
Other assets	1,414,447	28,421	1,442,868	—	(15,720)	1,427,148
Total assets	$36,462,593	$1,605,658	$38,068,251	$—	$(1,579,910)	$36,488,341

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q1 FY2024
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the three months ended August 31, 2024, we implemented a new loan accounting system and as part of the implementation made certain changes to our internal controls over accounting and financial reporting for our loans. There have been no other changes in our internal control over financial reporting during the three months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2024 Form 10-K, as filed with the SEC on August 1, 2024. We are not aware of any material changes in the risk factors identified in our 2024 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2024 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management” in our 2024 Form 10-K.

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

Date: October 11, 2024

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)