Form 10-Q
period 2024-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2025-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income (Loss) and TIER	3
2	Adjusted Net Income and Adjusted TIER	4
3	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	9
4	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	12
5	Non-Interest Income (Loss)	15
6	Derivative Gains (Losses)	15
7	Comparative Swap Curves	16
8	Non-Interest Expense	17
9	Debt—Total Debt Outstanding	19
10	Debt—Member Investments	20
11	Equity	21
12	Loans—Loan Portfolio Security Profile	24
13	Loans—Loan Exposure to 20 Largest Borrowers	25
14	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	27
15	Available Liquidity	30
16	Liquidity Coverage Ratios	31
17	Committed Bank Revolving Line of Credit Agreements	33
18	Short-Term Borrowings—Funding Sources	34
19	Long-Term and Subordinated Debt—Issuances and Repayments	36
20	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	36
21	Collateral Pledged	37
22	Loans—Unencumbered Loans	37
23	Projected Long-Term Sources and Uses of Funds	38
24	Credit Ratings	39
25	Interest Rate Sensitivity Analysis	41
26	Adjusted Net Income	43
27	TIER and Adjusted TIER	44
28	Adjusted Total Debt Outstanding and Equity—Prior Versus Revised Methodology	44
29	Adjusted Total Debt Outstanding and Equity	46
30	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	46
31	Members’ Equity	47

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“2024 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

As of November 30, 2024, our financial statements included the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). On December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”), which was consolidated into our financial statements in prior periods, completed the sale of its business to NCSC (hereon referred to as the “RTFC sale transaction”) and was subsequently dissolved. See “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on the RTFC sale transaction.

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

Our fiscal year begins on June 1 and ends on May 31. References to “Q2 FY2025” and “YTD FY2025” refer to three and six months ended November 30, 2024, respectively. References to “Q2 FY2024” and “YTD FY2024” refer to three and six months ended November 30, 2023, respectively.

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

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”), adjusted debt-to-equity ratio and members’ equity. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total debt outstanding to exclude members’ subordinated certificates and 50% of the subordinated deferrable debt; (iv) adjusting total equity to include members’ subordinated certificates and 50% of the subordinated deferrable debt, and exclude cumulative derivative forward value gains and losses and the amounts of accumulated other comprehensive income (loss) (“AOCI”); and (v) adjusting CFC equity to exclude derivative forward value gains and losses and AOCI.

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

Table 1: Net Income (Loss) and TIER

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	Change	YTD FY2025	YTD FY2024	Change
Net income (loss)	$144,803	$148,035	$(3,232)	$(19,523)	$376,319	$(395,842)
TIER(1)	1.41	1.46	(0.05)	0.97	1.59	(0.62)
__________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Q2 FY2025 versus Q2 FY2024

The decrease in net income was primarily driven by:
•An increase in operating and other expenses of approximately $4 million; and
•A decrease in fee and other income of $1 million;

Partially offset by:
•An increase in gains recorded on our derivatives portfolio of $2 million, primarily attributable to more pronounced increases in the medium- and longer-term swap interest rates during Q2 FY2025 compared to increases in the longer-term swap interest rates during Q2 FY2024.

We recorded a provision for credit losses of $1 million for both Q2 FY2025 and Q2 FY2024, primarily attributable to an increase in the collective allowance due to loan portfolio growth for both periods.

The decrease in TIER for Q2 FY2025, compared with Q2 FY2024, was primarily driven by increased interest expense during Q2 FY2025.

YTD FY2025 versus YTD FY2024

The variance between the net loss in YTD FY2025 and the net income in YTD FY2024 was primarily driven by:
•A shift to losses from gains recorded on our derivatives portfolio of $386 million, primarily attributable to decreases in interest rates across the entire swap curve during YTD FY2025. In comparison, the medium- and longer-term swap interest rates increased during YTD FY2024;
•An increase in operating and other expenses of $8 million; and
•A decrease in net interest income of $3 million, attributable to a decrease in the net interest yield of 6 basis points, or 8%, to 0.71%, partially offset by an increase in average interest-earning assets of $1,777 million, or 5%;

Partially offset by:
•An increase in gains recorded on our investment securities of $1 million, primarily due to period-to-period market fluctuations in fair value.

We recorded a provision for credit losses of $2 million for YTD FY2025 primarily attributable to an increase in the collective allowance due to loan portfolio growth. We recorded a provision for credit losses of $1 million for YTD FY2024 primarily attributable to an increase in the collective allowance due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

The decrease in TIER for YTD FY2025, compared with YTD FY2024, was driven by the combined impact of the net loss primarily attributable to our derivative portfolio forward value change and the increased interest expense during YTD FY2025.

Debt-to-Equity Ratio

Beginning in Q2 FY2025, we have refined our methodology for calculating the debt-to-equity ratio to revise from total liabilities divided by total equity to total debt outstanding divided by total equity. This change was driven by a change in our methodology for calculating the adjusted debt-to-equity ratio which is discussed in more detail under the section “Non-GAAP Financial Measures and Reconciliations” in this Report. The debt-to-equity ratio under the revised methodology was 11.44 and 10.86 as of November 30, 2024 and May 31, 2024, respectively. The increase in the debt-to-equity ratio during YTD FY2025 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity resulting from our reported net loss of $20 million for YTD FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million in July 2024.

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

Table 2: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	Change	YTD FY2025	YTD FY2024	Change
Adjusted Net income	$62,171	$69,864	$(7,693)	$128,231	$136,130	$(7,899)
Adjusted TIER	1.19	1.24	(0.05)	1.20	1.23	(0.03)

Q2 FY2025 versus Q2 FY2024

The decrease in adjusted net income was primarily driven by:
•An increase in operating and other expenses of approximately $4 million;
•A decrease in adjusted net interest income of $2 million, driven by a decrease in the adjusted net interest yield of 9 basis points, or 8%, to 1.03%, partially offset by an increase in average interest-earning assets of $1,737 million, or 5%; and
•A decrease in fee and other income of $1 million.

YTD FY2025 versus YTD FY2024

The decrease in adjusted net income was primarily driven by:
•An increase in operating and other expenses of $8 million; and
•A decrease in adjusted net interest income of approximately $1 million, driven by a decrease in the adjusted net interest yield of 7 basis points, or 6%, to 1.04%, partially offset by an increase in average interest-earning assets of $1,777 million, or 5%;

Partially offset by:
•An increase in gains recorded on our investment securities of $1 million.
The decrease in adjusted TIER for Q2 FY2025 and YTD FY2025, compared with Q2 FY2024 and YTD FY2024, was primarily driven by increased adjusted interest expense during Q2 FY2025 and YTD FY2025.

Adjusted Debt-to-Equity Ratio

Beginning in Q2 FY2025, we have refined our methodology for calculating the adjusted debt-to-equity ratio in response to the continued growth in our loan portfolio. Consequently, we have revised our internally established adjusted debt-to-equity threshold from 6-to-1 to 8.5-to-1. The adjusted debt-to-equity ratio under the revised methodology was 7.37 and 7.27 as of November 30, 2024 and May 31, 2024, respectively. The increase in the adjusted debt-to-equity ratio during YTD FY2025 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to our adjusted net income of $128 million for YTD FY2025, partially offset by a decrease in equity of $47 million attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2024, as discussed above.

We provide a more detailed discussion of the revised methodology for calculating the adjusted debt-to-equity ratio and a reconciliation of our non-GAAP adjusted measures to the most directly comparable U.S. GAAP measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Lending and Credit Quality

We segregate our loan portfolio into segments based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom.

Loans to members totaled $35,614 million as of November 30, 2024, an increase of $1,072 million, or 3%, from May 31, 2024, reflecting net increases in long-term and line of credit loans of $559 million and $513 million, respectively. Of the increase in line of credit loans, 43% was attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs and the remaining 57% was primarily attributable to funding provided for higher member working capital and capital expenditures requirements. Subsequent to November 30, 2024, our line of credit loans increased by an additional $776 million in December 2024, of which 30% was attributable to emergency lines of credit loans. Our loan portfolio composition remained largely unchanged from May 31, 2024 with 79% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, 2% to NCSC telecom borrowers as of November 30, 2024.

The overall credit quality of our loan portfolio remained strong as of November 30, 2024. We had no loan charge-offs during YTD FY2025 and YTD FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during YTD FY2024, which resulted in an annualized net recovery rate of 0.01% for YTD FY2024.

We had one loan totaling $49 million classified as nonperforming as of both November 30, 2024 and May 31, 2024. In December 2024, we received a $6 million payment on this nonperforming loan which reduced its outstanding balance to $43 million.

Our allowance for credit losses and allowance coverage ratio was $51 million and 0.14%, respectively, as of November 30, 2024, compared with $49 million and 0.14%, respectively, as of May 31, 2024. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million during YTD FY2025.

Financing and Liquidity

Total debt outstanding increased $976 million, or 3%, to $33,694 million as of November 30, 2024, primarily due to borrowings to fund the increase in loans to members. During YTD FY2025, we issued long-term debt consisting primarily of dealer medium-term notes, collateral trust bonds and notes payable to Farmer Mac totaling $1,850 million, of which $1,250 million was at an average fixed interest rate of 4.64% with an average term of eight years and $600 million was at floating interest rates with an average term of two years. Outstanding dealer commercial paper of $1,308 million as of November 30, 2024 was within our quarter-end target range of $1,000 million to $1,500 million.

In October 2024, we priced $300 million collateral trust bonds at a fixed rate of 5.23% with weighted average term of 13.3 years in a private placement transaction which will settle on January 23, 2025.

On November 1, 2024, we filed a prospectus supplement for a new CFC subordinated deferrable interest notes (“subordinated notes”) program with the SEC, that would allow us to issue subordinated notes under our existing shelf registration. Subsequent to Q2 FY2025, we issued a total of $34 million of 30-year subordinated notes under this new program as of the date of this Report.

During YTD FY2025, Fitch Ratings (“Fitch”) and S&P Global Inc.(“S&P”) affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, investments in debt securities, availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of November 30, 2024, our available liquidity totaled $7,006 million and was $787 million below our total scheduled debt obligations over the next 12 months of $7,793 million. In addition to our existing available liquidity, we expect to receive $1,627 million from scheduled long-term loan principal payments over the next 12 months.

We believe we can continue to roll over our member short-term investments of $3,184 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,481 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2024 was $2,397 million in excess of, or 1.5 times over, our total $4,609 million scheduled debt obligations over the next 12 months, excluding member short-term investments.

On December 5, 2024, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates of each facility by one year and increase the total commitments by $500 million resulting in a total commitment amount under the two facilities of $3,300 million, of which $3,298 million was available as of the date of this Report. On December 18, 2024, we closed on a $450 million Series V committed loan facility from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the Guaranteed Underwriter Program, resulting in an increase of the total availability under the Guaranteed Underwriter Program from $1,200 million as of November 30, 2024 to $1,650 million as of the date of this Report. As a result, subsequent to Q2 FY2025, our available liquidity increased by $950 million to $7,956 million as of the date of this Report.

Outlook

Macroeconomic Outlook

In December 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the target range for federal funds rate by 25 basis points to 4.25% - 4.50%. The FOMC stated that (i) the U.S. economy has continued to expand at a solid pace, (ii) the unemployment, though having increased, remains low, and (iii) inflation, while elevated, has made progress toward the FOMC’s 2% objective. The median projected gross domestic product (“GDP”) annual growth rate for 2025 is 2.1%, a slight increase from its September 2024 projection of 2.0%. In addition, the Federal Reserve revised its inflation expectations, with the median expected Personal Consumption Expenditures (“PCE”) inflation for 2025 now at 2.5% (up from 2.1% in September 2024). The median FOMC projection for U.S. unemployment for 2025 dropped to 4.3% (from 4.4% in September 2024). Though warning that it will be cautious about further cuts, the FOMC remains strongly committed to supporting maximum employment and returning inflation to its 2% objective. The Federal Reserve anticipates inflation being stickier than previously expected, and mostly indicated two rate cuts in 2025, down from four at their September 2024 meeting. FOMC projections show 50 basis points of additional federal funds rate cuts in 2025, bringing the target rate range to 3.75% - 4.00% by December 31, 2025. Consensus market outlook for interest rates indicates declining interest rates across the yield curve in 2025, with shorter-term rates expected to decline faster than longer-term rates. The U.S Treasury curve un-inverted following the September 2024 FOMC meeting, and is expected to further steepen throughout 2025.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended November 30, 2024. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•Decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended November 30, 2024, primarily due to the current yield curve assumptions and our interest-earning assets repricing faster than our interest-bearing liabilities combined with the impact of lower cost debt maturing in the near term, which will need to be refinanced at a relatively higher interest rate. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.
•Decreases in our adjusted net income and adjusted TIER over the next 12 months, primarily attributable to increased operating expenses and a projected decrease in adjusted net interest income.
•Our adjusted debt-to-equity ratio is expected to stay slightly above our current level of 7.37 as of November 30, 2024, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of November 30, 2024, the unrealized periodic derivative forward value gains and losses are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

As further described below in the “Liquidity Risk—Projected Near-Term Sources and Uses of Funds” section, we currently anticipate net long-term loan growth of $1,680 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will increase over the same period.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q2 FY2025 and Q2 FY2024, and between YTD FY2025 and YTD FY2024. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of November 30, 2024 and May 31, 2024. You should read these sections together with our “Executive Summary—Outlook” in this Report where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q2 FY2025			Q2 FY2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$30,663,486	$341,595	4.47%	$29,073,023	$311,085	4.30%
Long-term variable-rate loans	890,552	14,999	6.76	900,860	16,069	7.17
Line of credit loans	3,594,857	59,918	6.69	3,159,822	55,277	7.04
Other, net(2)	—	(488)	—	—	(421)	—
Total loans	35,148,895	416,024	4.75	33,133,705	382,010	4.64
Cash, time deposits and investment securities	459,876	3,853	3.36	737,768	6,977	3.80
Total interest-earning assets	$35,608,771	$419,877	4.73%	$33,871,473	$388,987	4.62%
Other assets, less allowance for credit losses(3)	1,048,600			1,183,985
Total assets(3)	$36,657,371			$35,055,458

Liabilities:
Commercial paper	$1,737,639	$21,687	5.01%	$2,195,063	$30,045	5.51%
Other short-term borrowings	1,702,857	20,560	4.84	1,938,120	25,455	5.28
Short-term borrowings(4)	3,440,496	42,247	4.93	4,133,183	55,500	5.40
Medium-term notes	10,365,137	120,679	4.67	7,107,642	69,729	3.95
Collateral trust bonds	7,088,811	69,905	3.96	7,511,666	71,401	3.82
Guaranteed Underwriter Program notes payable	6,288,254	50,515	3.22	6,841,030	54,370	3.20
Farmer Mac notes payable	3,536,128	36,266	4.11	3,667,605	39,479	4.33
Other notes payable	3,904	58	5.96	2,460	26	4.25
Subordinated deferrable debt	1,286,923	21,518	6.71	1,184,215	19,972	6.78
Subordinated certificates	1,196,168	13,255	4.44	1,216,459	13,368	4.42
Total interest-bearing liabilities	$33,205,821	$354,443	4.28%	$31,664,260	$323,845	4.11%
Other liabilities(3)	580,434			569,541
Total liabilities(3)	33,786,255			32,233,801
Total equity(3)	2,871,116			2,821,657
Total liabilities and equity(3)	$36,657,371			$35,055,458
Net interest spread(5)			0.45%			0.51%
Impact of non-interest bearing funding(6)			0.29			0.26
Net interest income/net interest yield(7)		$65,434	0.74%		$65,142	0.77%

Adjusted net interest income/adjusted net interest yield:
Interest income		$419,877	4.73%		$388,987	4.62%
Interest expense		354,443	4.28		323,845	4.11
Add: Net periodic derivative cash settlements interest income(8)		(26,406)	(1.46)		(28,767)	(1.49)
Adjusted interest expense/adjusted average cost(9)		$328,037	3.96%		$295,078	3.75%
Adjusted net interest spread(7)			0.77			0.87
Impact of non-interest bearing funding(6)			0.26			0.25
Adjusted net interest income/adjusted net interest yield(10)		$91,840	1.03%		$93,909	1.12%

	YTD FY2025			YTD FY2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$30,609,005	$679,203	4.43%	$28,840,684	$612,788	4.25%
Long-term variable-rate loans	881,523	30,733	6.95	957,159	33,821	7.07
Line of credit loans	3,540,305	121,746	6.86	3,215,388	111,791	6.95
Other, net(2)	—	(958)	—	—	(822)	—
Total loans	35,030,833	830,724	4.73	33,013,231	757,578	4.59
Cash, time deposits and investment securities	449,945	7,272	3.22	690,808	12,365	3.58
Total interest-earning assets	$35,480,778	$837,996	4.71%	$33,704,039	$769,943	4.57%
Other assets, less allowance for credit losses(3)	1,141,569			1,077,071
Total assets(3)	$36,622,347			$34,781,110

Liabilities:
Commercial paper	$1,885,447	$49,712	5.26%	$2,262,175	$61,575	5.44%
Other short-term borrowings	1,696,942	42,518	5.00	1,911,555	49,374	5.17
Short-term borrowings(4)	3,582,389	92,230	5.14	4,173,730	$110,949	5.32
Medium-term notes	10,095,697	234,088	4.62	7,075,343	137,871	3.90
Collateral trust bonds	6,938,657	135,542	3.90	7,545,732	143,350	3.80
Guaranteed Underwriter Program notes payable	6,344,215	102,873	3.23	6,767,814	106,900	3.16
Farmer Mac notes payable	3,628,885	76,203	4.19	3,505,531	73,762	4.21
Other notes payable	3,513	102	5.79	2,139	44	4.11
Subordinated deferrable debt	1,286,900	43,256	6.70	1,197,737	40,420	6.75
Subordinated certificates	1,196,552	26,609	4.44	1,219,363	26,830	4.40
Total interest-bearing liabilities	$33,076,808	$710,903	4.29%	$31,487,389	$640,126	4.07%
Other liabilities(3)	635,811			563,475
Total liabilities(3)	33,712,619			32,050,864
Total equity(3)	2,909,728			2,730,246
Total liabilities and equity(3)	$36,622,347			$34,781,110
Net interest spread(5)			0.42%			0.50%
Impact of non-interest bearing funding(6)			0.29			0.27
Net interest income/net interest yield(7)		$127,093	0.71%		$129,817	0.77%

Adjusted net interest income/adjusted net interest yield:
Interest income		$837,996	4.71%		$769,943	4.57%
Interest expense		710,903	4.29		640,126	4.07
Add: Net periodic derivative cash settlements interest (income) expense(8)		(58,467)	(1.59)		(56,636)	(1.47)
Adjusted interest expense/adjusted average cost(9)		$652,436	3.93%		$583,490	3.71%
Adjusted net interest spread(7)			0.78			0.86
Impact of non-interest bearing funding(6)			0.26			0.25
Adjusted net interest income/adjusted net interest yield(10)		$185,560	1.04%		$186,453	1.11%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 3 consist of commercial paper, select notes, and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 3. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 3, totaled $486 million and $907 million as of November 30, 2024 and November 30, 2023, respectively.
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
(8)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,270 million and $7,743 million for Q2 FY2025 and Q2 FY2024, respectively. The average outstanding notional amount of interest rate swaps was $7,332 million and $7,729 million for YTD FY2025 and YTD FY2024, respectively.
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

Table 4: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q2 FY2025	versus	Q2 FY2024	YTD FY2025	versus	YTD FY2024
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$30,510	$17,917	$12,593	$66,415	$39,354	$27,061
Long-term variable-rate loans	(1,070)	(140)	(930)	(3,088)	(2,587)	(501)
Line of credit loans	4,641	7,783	(3,142)	9,955	11,634	(1,679)
Other, net	(67)	—	(67)	(136)	—	(136)
Total loans	34,014	25,560	8,454	73,146	48,401	24,745
Cash, time deposits and investment securities	(3,124)	(2,616)	(508)	(5,093)	(4,289)	(804)
Total interest income	30,890	22,944	7,946	68,053	44,112	23,941

Interest expense:
Commercial paper	(8,358)	(6,196)	(2,162)	(11,863)	(10,114)	(1,749)
Other short-term borrowings	(4,895)	(3,028)	(1,867)	(6,856)	(5,423)	(1,433)
Short-term borrowings	(13,253)	(9,224)	(4,029)	(18,719)	(15,537)	(3,182)
Medium-term notes	50,950	32,236	18,714	96,217	59,394	36,823
Collateral trust bonds	(1,496)	(3,835)	2,339	(7,808)	(11,172)	3,364
Guaranteed Underwriter Program notes payable	(3,855)	(4,256)	401	(4,027)	(6,416)	2,389
Farmer Mac notes payable	(3,213)	(1,311)	(1,902)	2,441	2,805	(364)
Other notes payable	32	15	17	58	28	30
Subordinated deferrable debt	1,546	1,792	(246)	2,836	3,128	(292)
Subordinated certificates	(113)	(187)	74	(221)	(430)	209
Total interest expense	30,598	15,230	15,368	70,777	31,800	38,977
Net interest income (expense)	$292	$7,714	$(7,422)	$(2,724)	$12,312	$(15,036)

Adjusted net interest income:
Interest income	$30,890	$22,944	$7,946	$68,053	$44,112	$23,941
Interest expense	30,598	15,230	15,368	70,777	31,800	38,977
Net periodic derivative cash settlements interest (income) expense (2)	2,361	1,681	680	(1,831)	2,758	(4,589)
Adjusted interest expense(3)	32,959	16,911	16,048	68,946	34,558	34,388
Adjusted net interest income(3)	$(2,069)	$6,033	$(8,102)	$(893)	$9,554	$(10,447)
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

Reported Net Interest Income

Reported net interest income of $65 million for Q2 FY2025 remained largely unchanged from Q2 FY2024, driven by an increase in average interest-earning assets of $1,737 million, or 5%, offset by a decrease in the net interest yield of 3 basis points, or 4%, to 0.74%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% was primarily attributable to the growth in average total loans of $2,015 million, or 6%, driven primarily by an increase in average long-term fixed-rate loans of $1,590 million and an increase in average line of credit loans of $435 million, as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans during Q2 FY2025 was also attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs.

•Net Interest Yield: The decrease in the net interest yield of 3 basis points, or 4%, was primarily attributable to an increase in our average cost of borrowings of 17 basis points to 4.28%, which was partially offset by an increase in the average yield on interest-earning assets of 11 basis points to 4.73% and an increase in the benefit from non-interest bearing funding of 3 basis points to 0.29%. Our average yield on interest-earning assets and average cost of borrowings rose mainly due to the continued high long-term interest-rates since November 30, 2023. The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets. Meanwhile, our average cost of borrowings increased due to the long-term debt issued at a higher interest rate after November 30, 2023.

Reported net interest income of $127 million for YTD FY2025 decreased $3 million, or 2%, from YTD FY2024, driven by a decrease in the net interest yield of 6 basis points, or 8%, to 0.71%, partially offset by an increase in average interest-earning assets of $1,777 million, or 5%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% was attributable to growth in average total loans of $2,018 million, or 6%, driven primarily by an increase in average long-term fixed-rate loans of $1,768 million and an increase in average line of credit loans of $325 million, as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans during YTD FY2025 was also attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs.

•Net Interest Yield: The decrease in the net interest yield of 6 basis points, or 8%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 22 basis points to 4.29%, which was partially offset by an increase in the average yield on interest-earning assets of 14 basis points to 4.71% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.29%. As mentioned above, the increases in the average cost of borrowings and average yield on interest-earning assets were driven by the continued high long-term interest-rates.

Adjusted Net Interest Income

Adjusted net interest income of $92 million for Q2 FY2025 decreased $2 million, or 2%, from Q2 FY2024, driven by a decrease in the adjusted net interest yield of 9 basis points, or 8%, to 1.03%, partially offset by an increase in average interest-earning assets of $1,737 million, or 5%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% during Q2 FY2025 was primarily driven by the growth in average total loans of $2,015 million, or 6%, attributable primarily to the increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 9 basis points, or 8%, to 1.03%, was primarily attributable to an increase in our adjusted average cost of borrowings of 21 basis points to 3.96%, which was partially offset by an increase in the average yield on interest-earning assets of 11 basis points to 4.73% and an increase in the benefit from non-interest bearing funding of 1 basis point to 0.26%. The increases in both average yield on interest-earning assets and adjusted average cost of borrowings were attributable to the continued high long-term interest-rates since November 30, 2023, as discussed above.

Adjusted net interest income of $186 million for YTD FY2025 decreased $1 million from YTD FY2024, driven by a decrease in the adjusted net interest yield of 7 basis points, or 6%, to 1.04%, partially offset by an increase in average interest-earning assets of $1,777 million, or 5%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% during YTD FY2025 was driven by the growth in average total loans of $2,018 million, or 6%, attributable primarily to increases in average long-term fixed-rate and line of credit loans as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 7 basis points, or 6%, was attributable to an increase in our adjusted average cost of borrowings of 22 basis points to 3.93%, which was partially offset by the combined impact of an increase in the average yield on interest-earning assets of 14 basis points to 4.71% and an increase in the benefit from non-interest bearing funding of 1 basis point to 0.26%, We discussed above the primary drivers for the increases in the average yield on interest-earning assets and adjusted average cost of borrowings.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $26 million for Q2 FY2025 compared with $29 million for Q2 FY2024. The decrease was primarily due to the lower net interest rates received on our pay-fixed swaps in Q2 FY2025, compared with Q2 FY2024. We recorded net periodic derivative cash settlements interest income of $58 million for YTD FY2025, compared with $57 million for YTD FY2024. The slight increase was primarily due to the higher net interest rates received on our pay-fixed swaps in YTD FY2025, compared with YTD FY2024.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $51 million and 0.14%, respectively, as of November 30, 2024. In comparison, our allowance for credit losses and allowance coverage ratio was $49 million and 0.14%, respectively, as of May 31, 2024.

We recorded a provision for credit losses of $1 million for both Q2 FY2025 and Q2 FY2024, primarily from an increase in the collective allowance due to loan portfolio growth.

We recorded a provision for credit losses of $2 million for YTD FY2025, primarily from an increase in the collective allowance due to loan portfolio growth. In comparison, we recorded a provision for credit losses of $1 million for YTD FY2024, driven primarily by an increase of $4 million in the collective allowance, partially offset by a decrease of $1 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received on previously charged-off loans during YTD FY2024. The increase of $4 million in the collective allowance was primarily due to loan portfolio growth and a slight decline in the overall credit quality and risk profile of our loan portfolio.

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

Table 5 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 5: Non-Interest Income (Loss)

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Non-interest income (loss) components:
Fee and other income	$5,424	$6,611	$11,092	$11,148
Derivative gains (losses)	109,038	106,938	(89,287)	296,825
Investment securities gains	2,097	1,843	6,228	4,776
Total non-interest income (loss)	$116,559	$115,392	$(71,967)	$312,749

The variance in non-interest income (loss) was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced an increase in gains recorded on our debt and equity investment securities of $1 million for YTD FY2025, compared with YTD FY2024. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities in our consolidated statements of operations.

Derivative Gains (Losses)

As of November 30, 2024 and May 31, 2024, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”). Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2024 and May 31, 2024.

The total notional amount for our interest rate swaps was $7,174 million and $7,366 million as of November 30, 2024 and May 31, 2024, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 80% and 79% of the outstanding notional amount as of November 30, 2024 and May 31, 2024, respectively. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of November 30, 2024, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and two years, respectively, compared with 18 years and two years, respectively, as of May 31, 2024.

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

Table 6: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Derivative gains attributable to:
Derivative cash settlements interest income	$26,406	$28,767	$58,467	$56,636
Derivative forward value gains (losses)	82,632	78,171	(147,754)	240,189
Derivative gains (losses)	$109,038	$106,938	$(89,287)	$296,825

We recorded derivative gains of $109 million for Q2 FY2025, primarily attributable to more pronounced increases in the medium- and longer-term swap interest rates during Q2 FY2025. In comparison, we recorded derivative gains of $107 million for Q2 FY2024, attributable to increases in the longer-term swap interest rates during Q2 FY2024.

We recorded derivative losses of $89 million for YTD FY2025, attributable to decreases in interest rates across the entire swap curve during YTD FY2025. In comparison, we recorded derivative gains of $297 million for YTD FY2024, attributable to increases in the medium- and longer-term swap interest rates during YTD FY2024.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for the periods presented in Table 7 below.

Comparative Swap Curves

Table 7 below provides comparative swap curves as of November 30, 2024, August 31, 2024, May 31, 2024, November 30, 2023, August 31, 2023 and May 31, 2023.

Table 7: Comparative Swap Curves

5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
5.52%
5.40%
5.37%
5.33%
4.69%
4.47%
4.76%
4.67%
4.59%
4.54%
4.00%
3.40%
4.19%
4.02%
4.01%
3.81%
3.74%
3.21%
3.99%
3.95%
3.81%
3.71%
3.65%
3.29%
3.85%
3.71%
3.57%
3.52%
3.44%
3.28%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Nov 30, 2024
Aug 31, 2024
May 31, 2024
Nov 30, 2023
Aug 31, 2023
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

Table 8: Non-Interest Expense

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Non-interest expense components:
Salaries and employee benefits	$(17,439)	$(16,546)	$(34,627)	$(32,420)
Other general and administrative expenses	(18,488)	(14,966)	(37,592)	(30,595)
Operating expenses	(35,927)	(31,512)	(72,219)	(63,015)
Losses on early extinguishment of debt	(18)	(26)	(40)	(965)
Other non-interest expense	(229)	(250)	(525)	(428)
Total non-interest expense	$(36,174)	$(31,788)	$(72,784)	$(64,408)

Non-interest expense of $36 million and $73 million for Q2 FY2025 and YTD FY2025, respectively, increased $4 million, or 14% and $8 million, or 13%, respectively, from Q2 FY2024 and YTD FY2024, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, information technology and member relations. We recorded lower losses on early extinguishment of debt for YTD FY2025, as during YTD FY2024 we redeemed $100 million of our $400 million subordinated deferrable debt due 2043, at par plus accrued interest for which we recognized $1 million of losses on early extinguishment of debt related to the unamortized debt issuance costs.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net income attributable to noncontrolling interests of less than $1 million for Q2 FY2025 and a net loss of less than $1 million for YTD FY2025, which represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company during YTD FY2025. In comparison, we recorded a net loss attributable to noncontrolling interests of less than $1 million for Q2 FY2024 and a net income of less than $1 million for YTD FY2024, which represented 100% of the results of operations of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interest in their respective companies during YTD FY2024. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings. On December 1, 2023, we completed the RTFC sale transaction and RTFC was subsequently dissolved.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $935 million, or 3%, to $37,112 million as of November 30, 2024 compared with May 31, 2024, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $1,002 million, or 3%, to $34,167 million as of November 30, 2024, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity decreased $67 million to $2,945 million as of November 30, 2024, attributable to our reported net loss of $20 million for YTD FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million during the period.

Below is a discussion of changes in the major components of our assets and liabilities during YTD FY2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

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

Loans Outstanding

Loans to members totaled $35,614 million and $34,542 million as of November 30, 2024 and May 31, 2024, respectively. Loans to CFC distribution, power supply, and statewide and associate borrowers accounted for 95% of total loans to members as of both November 30, 2024 and May 31, 2024. The increase in loans to members of $1,072 million, or 3%, from May 31, 2024, was primarily attributable to net increases in long-term and line of credit loans of $559 million and $513 million, respectively. Of the increase in line of credit loans, 43% was attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs and the remaining 57% was primarily attributable to funding provided for higher member working capital and capital expenditures requirements. We experienced increases in CFC distribution loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $1,011 million, $32 million, $35 million and $9 million, respectively, and a decrease in CFC power supply loans of $16 million during YTD FY2025.

Long-term loan advances totaled $1,281 million during YTD FY2025, of which approximately 95% was provided to members for capital expenditures, 4% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. In comparison, long-term loan advances totaled $1,608 million during YTD FY2024, of which approximately 94% was provided to members for capital expenditures and approximately 6% was provided for other purposes, primarily business acquisitions. Of the $1,281 million total long-term loans advanced during the YTD FY2025, $1,162 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years. In comparison, of the $1,608 million total long-term loans advanced during YTD FY2024, $1,532 million were fixed-rate loan advances with a weighted average fixed-rate term of 12 years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $3,315 million as of November 30, 2024, from approximately $3,103 million as of May 31, 2024.

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

Debt Outstanding

Table 9 displays the composition, by product type, of our outstanding debt as of November 30, 2024 and May 31, 2024. Table 9 also displays the composition of our debt based on several additional selected attributes.

Table 9: Debt—Total Debt Outstanding

(Dollars in thousands)	November 30, 2024	May 31, 2024	Change
Debt product type:
Commercial paper:
Members, at par	$1,100,915	$1,158,020	$(57,105)
Dealer, net of discounts	1,308,385	504,631	803,754
Total commercial paper	2,409,300	1,662,651	746,649
Select notes to members	1,277,810	1,274,066	3,744
Daily liquidity fund notes to members	318,949	375,191	(56,242)
Medium-term notes:
Members, at par	856,426	879,626	(23,200)
Dealer(1)	9,473,244	8,947,076	526,168
Total medium-term notes	10,329,670	9,826,702	502,968
Collateral trust bonds(1)	7,088,426	6,739,921	348,505
Guaranteed Underwriter Program notes payable	6,263,207	6,491,814	(228,607)
Farmer Mac notes payable	3,524,697	3,863,510	(338,813)
Subordinated deferrable debt (1)	1,286,953	1,286,861	92
Members’ subordinated certificates:
Membership subordinated certificates	628,631	628,625	6
Loan and guarantee subordinated certificates	320,571	322,863	(2,292)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,195,365	1,197,651	(2,286)
Total debt outstanding	$33,694,377	$32,718,367	$976,010

Security type:
Secured debt	50%	52%
Unsecured debt	50	48
Total	100%	100%

Funding source:
Members	14%	15%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	19	20
Farmer Mac notes payable	10	12
Total other non-capital markets	29	32
Capital markets	57	53
Total	100%	100%

Interest rate type:
Fixed-rate debt	81%	82%
Variable-rate debt	19	18
Total	100%	100%

Interest rate type including swaps impact:
Fixed-rate debt(2)	94%	95%
Variable-rate debt(3)	6	5
Total	100%	100%

Maturity classification:(4)
Short-term borrowings	13%	13%
Long-term and subordinated debt(5)	87	87
Total	100%	100%
____________________________
(1)Amount is presented net of unamortized discounts, premium and issuance costs as applicable.
(2)Includes variable-rate debt that has been swapped to a fixed rate, net of any fixed-rate debt that has been swapped to a variable rate.

(3)Includes fixed-rate debt that has been swapped to a variable rate, net of any variable-rate debt that has been swapped to a fixed rate. Also includes commercial paper notes, which generally have maturities of less than 90 days. The interest rate on commercial paper notes does not change once the note has been issued; however, the interest rate for new commercial paper issuances changes daily.
(4) Borrowings with an original contractual maturity of one year or less are classified as short-term borrowings. Borrowings with an original contractual maturity of greater than one year are classified as long-term debt.
(5) Consists of long-term debt, subordinated deferrable debt and total members’ subordinated debt reported on our consolidated balance sheets. Maturity classification is based on the original contractual maturity as of the date of issuance of the debt.

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $976 million, or 3%, to $33,694 million as of November 30, 2024, due to borrowings to fund the increase in loans to members. Outstanding dealer commercial paper was $1,308 million as of November 30, 2024, which was within our quarter-end target range of $1,000 million to $1,500 million. We provide additional information on our financing activities during YTD FY2025 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 10 displays member debt outstanding, by product type, as of November 30, 2024 and May 31, 2024.

Table 10: Debt—Member Investments

	November 30, 2024		May 31, 2024		Change
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$1,100,915	46%	$1,158,020	70%	$(57,105)
Select notes	1,277,810	100	1,274,066	100	3,744
Daily liquidity fund notes	318,949	100	375,191	100	(56,242)
Medium-term notes	856,426	8	879,626	9	(23,200)
Members’ subordinated certificates	1,195,365	100	1,197,651	100	(2,286)
Total member investments	$4,749,465		$4,884,554		$(135,089)

Percentage of total debt outstanding	14%		15%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 14% and 15% of total debt outstanding as of November 30, 2024 and May 31, 2024, respectively. Over the last twelve fiscal quarters, our member investments, including both short-term and long-term investments, have averaged $5,015 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $4,492 million as of November 30, 2024, from $4,333 million as of May 31, 2024, primarily driven by an increase in outstanding dealer commercial paper of $804 million, partially offset by a repayment of $500 million in short-term notes payable under the Farmer Mac revolving purchase agreement and a decrease in short-term member investments of $144 million during YTD FY2025. Short-term borrowings accounted for 13% of total debt outstanding as of both November 30, 2024 and May 31, 2024.

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

Long-term and subordinated debt increased to $29,202 million as of November 30, 2024, from $28,386 million as of May 31, 2024, primarily due to net increases of $526 million in dealer medium-term notes, $349 million in collateral trust bonds and $161 million in notes payable under the Farmer Mac revolving purchase agreement, partially offset by repayments of $229 million in notes payable under the Guaranteed Underwriter Program during YTD FY2025. Long-term and subordinated debt accounted for 87% of total debt outstanding as of both November 30, 2024 and May 31, 2024, respectively.

We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 11 presents the components of total CFC equity and total equity as of November 30, 2024 and May 31, 2024.

Table 11: Equity

(Dollars in thousands)	November 30, 2024	May 31, 2024
Equity components:
Membership fees and educational fund:
Membership fees	$966	$968
Educational fund	1,902	2,608
Total membership fees and educational fund	2,868	3,576
Patronage capital allocated	881,386	928,232
Members’ capital reserve	1,455,564	1,455,564
Total allocated equity	2,339,818	2,387,372
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	606,215	342,624
Year-to-date derivative forward value gains (losses)(1)	(147,271)	263,591
Period-end cumulative derivative forward value gains(1)	458,944	606,215
Other unallocated net income (loss)	127,161	(709)
Unallocated net income	586,105	605,506
CFC retained equity	2,925,923	2,992,878
Accumulated other comprehensive loss	(1,342)	(1,416)
Total CFC equity	2,924,581	2,991,462
Noncontrolling interests	20,587	20,707
Total equity	$2,945,168	$3,012,169
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 29 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 14—Business Segments” in this Report for the statements of operations for CFC.

The decrease in total equity of $67 million to $2,945 million as of November 30, 2024 compared to May 31, 2024 was attributable to our reported net loss of $20 million for YTD FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million during the period.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 86% and 88% of total loans outstanding as of November 30, 2024 and May 31, 2024, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 12 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of November 30, 2024 and May 31, 2024. Of our total loans outstanding, 91% and 92% were secured as of November 30, 2024 and May 31, 2024, respectively.

Table 12: Loans—Loan Portfolio Security Profile

	November 30, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,721,982	91%	$2,393,241	9%	$28,115,223
Power supply	4,821,057	86	804,781	14	5,625,838
Statewide and associate	245,048	91	24,247	9	269,295
Total CFC	30,788,087	91	3,222,269	9	34,010,356
NCSC:
Electric	964,411	98	16,764	2	981,175
Telecom	568,966	94	38,077	6	607,043
Total NCSC	1,533,377	97	54,841	3	1,588,218
Total loans outstanding(1)	$32,321,464	91	$3,277,110	9	$35,598,574

Loan type:
Long-term loans:
Fixed rate	$30,614,556	100%	$143,564	—%	$30,758,120
Variable rate	903,860	100	793	—	904,653
Total long-term loans	31,518,416	100	144,357	—	31,662,773
Line of credit loans	803,048	20	3,132,753	80	3,935,801
Total loans outstanding(1)	$32,321,464	91	$3,277,110	9	$35,598,574

	May 31, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,114,323	93%	$1,990,140	7%	$27,104,463
Power supply	4,836,612	86	805,286	14	5,641,898
Statewide and associate	215,229	91	22,117	9	237,346
Total CFC	30,166,164	91	2,817,543	9	32,983,707
NCSC:
Electric	921,321	97	24,559	3	945,880
Telecom	554,797	93	43,800	7	598,597
Total NCSC	1,476,118	96	68,359	4	1,544,477
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184

Loan type:
Long-term loans:
Fixed rate	$30,118,544	100%	$147,499	—%	$30,266,043
Variable rate	838,045	100	1,413	—	839,458
Total long-term loans	30,956,589	100	148,912	—	31,105,501
Line of credit loans	685,693	20	2,736,990	80	3,422,683
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of November 30, 2024 and May 31, 2024, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $34,992 million and $33,930 million as of November 30, 2024 and May 31, 2024, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $110 million and $114 million as of November 30, 2024 and May 31, 2024, respectively.

Single-Obligor Concentration

Table 13 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of November 30, 2024 and May 31, 2024. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of both November 30, 2024 and May 31, 2024. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2024 and May 31, 2024.

Table 13: Loans—Loan Exposure to 20 Largest Borrowers

	November 30, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,654,889	13%	$4,583,422	13%
Power supply	2,131,129	6	2,090,648	6
Total CFC	6,786,018	19	6,674,070	19
NCSC Electric	172,676	1	177,238	1
Total loan exposure to 20 largest borrowers	6,958,694	20	6,851,308	20
Less: Loans covered under Farmer Mac standby purchase commitment	(154,271)	(1)	(226,171)	(1)
Net loan exposure to 20 largest borrowers	$6,804,423	19%	$6,625,137	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $360 million and $370 million as of November 30, 2024 and May 31, 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $154 million and $226 million as of November 30, 2024 and May 31, 2024, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 893 and 885 as of November 30, 2024 and May 31, 2024, respectively, located in 49 states and the District of Columbia. Of the 893 and 885 borrowers with loans outstanding as of November 30, 2024 and May 31, 2024, respectively, 49 and 50 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 borrowers with loans outstanding as of both November 30, 2024 and May 31, 2024, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $5,988 million and $5,768 million as of November 30, 2024 and May 31, 2024, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $124 million and $126 million as of November 30, 2024 and May 31, 2024, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,864 million and $5,642 million as of each respective date. See “Note 4—Loans” in this Report for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during Q2 FY2025 and YTD FY2025. We had one loan modification to an NCSC telecom borrower experiencing financial difficulty entered during Q2 FY2024 and YTD FY2024. This loan received a term extension and had an amortized cost of $3 million, representing 1% of the NCSC telecom loan portfolio as of November 30, 2023. The loan has been performing in accordance with the terms of the loan agreement after the modification. There were no unadvanced loan commitments related to this loan as of November 30, 2024 and May 31, 2024.

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

We had a loan to one CFC electric power supply borrower of $49 million classified as nonperforming, which represented 0.14% of total loans outstanding as of both November 30, 2024 and May 31, 2024. In December 2024, we received a $6 million payment on this nonperforming loan which reduced its outstanding balance to $43 million.

Net Charge-Offs

We had no charge-offs during YTD FY2025 and YTD FY2024. We recorded $1 million in net loan recoveries on previously charged-off loan amounts related to two CFC electric power supply loans during YTD FY2024 which resulted in an annualized net recovery rate of 0.01% for YTD FY2024. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

Criticized loans totaled $246 million and $249 million as of November 30, 2024 and May 31, 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $3 million in criticized loans was primarily due to a decrease in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2025. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2024 and May 31, 2024.

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

Table 14 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of November 30, 2024 and May 31, 2024 and the allowance components as of each date.

Table 14: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	November 30, 2024			May 31, 2024
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$28,115,223	$18,049	0.06%	$27,104,463	$15,954	0.06%
Power supply	5,625,838	24,785	0.44	5,641,898	25,583	0.45
Statewide and associate	269,295	1,198	0.44	237,346	1,189	0.50
Total CFC	34,010,356	44,032	0.13	32,983,707	42,726	0.13
NCSC:
Electric	981,175	4,091	0.42	945,880	3,937	0.42
Telecom	607,043	2,426	0.40	598,597	2,063	0.34
Total NCSC	1,588,218	6,517	0.41	1,544,477	6,000	0.39
Total	$35,598,574	$50,549	0.14	$34,528,184	$48,726	0.14

Allowance components:
Collective allowance	$35,543,376	$34,076	0.10%	$34,472,276	$31,556	0.09%
Asset-specific allowance	55,198	16,473	29.84	55,908	17,170	30.71
Total allowance for credit losses	$35,598,574	$50,549	0.14	$34,528,184	$48,726	0.14

Allowance coverage ratios:
Nonaccrual loans(3)	$48,669		103.86%	$48,669		100.12%
___________________________

(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of November 30, 2024 and May 31, 2024, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.14% of total loans outstanding as of both November 30, 2024 and May 31, 2024. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio was $51 million and 0.14%, respectively, as of November 30, 2024, compared with $49 million and 0.14%, respectively, as of May 31, 2024. The $2 million increase in the allowance for credit losses reflected an increase in collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC electric power supply loan.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $347 million and $200 million, respectively, as of November 30, 2024. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of November 30, 2024, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2024.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both November 30, 2024 and May 31, 2024, and from AA- to BBB+ by S&P as of both November 30, 2024 and May 31, 2024. The total outstanding notional amount of derivatives with these counterparties was $7,174 million and $7,366 million as of November 30, 2024 and May 31, 2024, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both November 30, 2024 and May 31, 2024.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $463 million and $611 million as of November 30, 2024 and May 31, 2024, respectively.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 15 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of November 30, 2024 and May 31, 2024.

Table 15: Available Liquidity

	November 30, 2024			May 31, 2024
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$347	$—	$347	$280	$—	$280
Debt securities investment portfolio(1)	186	—	186	281	—	281
Total cash and investment debt securities	533	—	533	561	—	561
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	2,800	2	2,798	2,800	2	2,798
Guaranteed Underwriter Program committed facilities—secured(3)	9,923	8,723	1,200	9,923	8,723	1,200
Farmer Mac revolving note purchase agreement—secured(4)	6,000	3,525	2,475	6,000	3,864	2,136
Total committed credit facilities	18,723	12,250	6,473	18,723	12,589	6,134
Total available liquidity	$19,256	$12,250	$7,006	$19,284	$12,589	$6,695
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $2 million as of both November 30, 2024 and May 31, 2024, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 16 presents our primary liquidity coverage ratios as of November 30, 2024 and May 31, 2024 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 16: Liquidity Coverage Ratios

(Dollars in millions)	November 30, 2024	May 31, 2024
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,006	$6,695
Debt scheduled to mature over next 12 months:
Short-term borrowings	4,492	4,333
Long-term and subordinated debt scheduled to mature over next 12 months	3,301	2,676
Total debt scheduled to mature over next 12 months	7,793	7,009
Deficit in available liquidity over debt scheduled to mature over next 12 months	$(787)	$(314)

Liquidity coverage ratio	0.90	0.96

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$7,006	$6,695
Total debt scheduled to mature over next 12 months	7,793	7,009
Exclude: Member short-term investments(4)	(3,184)	(3,328)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	4,609	3,681
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,397	$3,014

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.52	1.82
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

As presented in Table 16 above, our available liquidity of $7,006 million as of November 30, 2024 was $787 million below our total scheduled debt obligations over the next 12 months of $7,793 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $3,184 million and dealer commercial paper of $1,308 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $3,301 million consist of debt maturities and scheduled debt payment amounts, of which, $198 million was from member investments.

We believe we can continue to roll over our member short-term investments of $3,184 million as of November 30, 2024, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,481 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2024 was $2,397 million in excess of, or 1.5 times over, our total $4,609 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $1,627 million from scheduled long-term loan principal payments over the next 12 months. Subsequent to Q2 FY2025, our available liquidity increased by $950 million to $7,956 million as a result of an increase in bank commitments under our revolving line of credit agreements and the closing of the Series V committed loan facility under the Guaranteed Underwriter Program, which are discussed in more detail below.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. Our debt securities investment portfolio totaled $186 million and $281 million as of November 30, 2024 and May 31, 2024, respectively, and is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both November 30, 2024 and May 31, 2024; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $13 million and $37 million as of November 30, 2024 and May 31, 2024, respectively, consisting primarily of preferred stock securities that are not as readily redeemable, therefore, we excluded the equity securities from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $18,723 million as of both November 30, 2024 and May 31, 2024, and the aggregate amount available for access totaled $6,473 million and $6,134 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million as of November 30, 2024. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 17 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2024.

Table 17: Committed Bank Revolving Line of Credit Agreements

	November 30, 2024
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date.

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

On December 5, 2024, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2027 and November 28, 2028, respectively, and to increase commitments by $250 million (excluding the $150 million commitment termination described below) under each of the three-year and four-year revolving credit agreements. Commitments of $150 million that were scheduled to mature on November 28, 2025 were terminated under the three-year revolving credit agreement and commitments of $150 million will continue to expire at the prior maturity date of November 28, 2026 under the four-year revolving credit agreement. As of the date of this Report, the total commitment amounts under the three-year facility and the four-year facility are $1,595 million and $1,705 million, respectively, with the total commitment amount under the two facilities being $3,300 million, of which $3,298 million was available due to the letters of credit outstanding discussed above.

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

As displayed in Table 15, we had accessed $8,723 million under the Guaranteed Underwriter Program and up to $1,200 million was available for borrowing as of November 30, 2024. Of the $1,200 million available borrowing amount, $750 million is available for advance through July 15, 2027 and $450 million is available for advance through July 15, 2028. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,263 million as of November 30, 2024.

On December 18, 2024, we closed on a $450 million Series V committed loan facility from the FFB under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2029. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. This new commitment increased the total funding available to CFC under committed loan facilities from the FFB to $1,650 million.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac which allows us to borrow up to $6,000 million through June 30, 2027, subject to market conditions. The agreement automatically renews annually starting June 30, 2026, unless Farmer Mac provides 425 days’ written notice of non-renewal.

Under this agreement, we had outstanding secured notes payable totaling $3,525 million and $3,864 million as of November 30, 2024 and May 31, 2024, respectively. We borrowed $200 million in long-term notes payable and repaid $500 million in short-term notes payable under this note purchase agreement with Farmer Mac during YTD FY2025. As displayed in Table 15, the amount available for borrowing under this agreement was $2,475 million as of November 30, 2024. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings increased $159 million to $4,492 million as of November 30, 2024, from $4,333 million as of May 31, 2024, and accounted for 13% of total debt outstanding as of each respective period.

Member investments have historically been our primary source of short-term borrowings. Table 18 displays the composition, by funding source, of our short-term borrowings as of November 30, 2024 and May 31, 2024. As indicated in Table 18, members’ investments represented 71% and 77% of our outstanding short-term borrowings as of November 30, 2024 and May 31, 2024, respectively.

Table 18: Short-Term Borrowings—Funding Sources

	November 30, 2024		May 31, 2024
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,184,018	71%	$3,328,059	77%
Farmer Mac notes payable	—	—	500,000	11
Capital markets	1,308,385	29	504,631	12
Total	$4,492,403	100%	$4,332,690	100%

Our intent is to manage our short-term wholesale funding risk by maintaining the dealer commercial paper outstanding at each quarter-end within a range of $1,000 million to $1,500 million, although the intra-quarter amount of dealer commercial paper outstanding may fluctuate based on our liquidity requirements. Dealer commercial paper outstanding was $1,308 million and $505 million as of November 30, 2024 and May 31, 2024, respectively.

See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $29,202 million and $28,386 million as of November 30, 2024 and May 31, 2024, respectively, and accounted for 87% of total debt outstanding as of both dates. See Table 19 below for a summary of our long-term and subordinated debt issuances and repayments during YTD FY2025. In addition, during Q2 FY2025, we priced $300 million collateral trust bonds at a fixed rate of 5.23% with weighted average term of 13.3 years in a private placement transaction which will settle on January 23, 2025.

On November 1, 2024, we entered into an agency agreement with InspereX LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Wells Fargo Clearing Services, LLC, as agents, to launch a program through which we may offer and sell, from time to time, an unlimited aggregate principal amount of our subordinated deferrable interest notes (“subordinated notes”). On November 1, 2024, we filed a prospectus supplement with the SEC related to these subordinated notes, which will be issued under our effective shelf registration statement filed with the SEC in October 2023.

The subordinated notes will be unsecured and rank subordinate in right of payment to all of our current and future senior indebtedness. The subordinated notes will be senior to our members’ subordinated certificates and rank equal in right of payment and upon liquidation to our outstanding subordinated deferrable debt and any other equally-ranked subordinated notes we may issue.

We had no outstanding subordinated notes as of November 30, 2024 under this new program. Subsequent to Q2 FY2025, we issued a total of $34 million of 30-year subordinated notes under this new program as of the date of this Report.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 19 summarizes long-term and subordinated debt issuances and repayments during YTD FY2025.

Table 19: Long-Term and Subordinated Debt— Issuances and Repayments

	YTD FY2025
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds	$350,000	$5,000
Guaranteed Underwriter Program notes payable	—	228,607
Farmer Mac notes payable	200,000	38,813
Medium-term notes sold to members	69,135	57,897
Medium-term notes sold to dealers	1,309,465	790,416
Members’ subordinated certificates	6	2,292
Total	$1,928,606	$1,123,025
____________________________
(1) Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 20 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of November 30, 2024, in each fiscal year during the five-year period ending May 31, 2029, and thereafter.

Table 20: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2025	$1,687,049	6%
2026	3,605,698	12
2027	3,452,289	12
2028	3,032,032	10
2029	2,767,569	9
Thereafter	14,890,973	51
Total	$29,435,610	100%
____________________________
(1)Amounts presented are based on the face amount of debt outstanding as of November 30, 2024, and therefore does not include related debt issuance costs and discounts.
(2)In addition, member loan subordinated certificates totaling $133 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities under the above “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $33,694 million as of November 30, 2024, $16,876 million, or 50%, was secured by pledged loans totaling $20,639 million. In comparison, of our total debt outstanding of $32,718 million as of May 31, 2024, $17,095 million, or 52%, was secured by pledged loans totaling $21,403 million. Following is additional information on the collateral pledging requirements for our secured borrowing agreements.

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

Table 21 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of November 30, 2024 and May 31, 2024.

Table 21: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		November 30, 2024	May 31, 2024
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture(2)	100%	150%	167%	128%
Collateral trust bonds 2007 indenture	100	150	116	129
Guaranteed Underwriter Program notes payable	100	150	125	124
Farmer Mac notes payable	100	150	123	115
___________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.
(2)We obtained the required consent for the over-collateralization. Subsequent to November 30, 2024, the revolving credit agreements were amended to exclude collateral pledged under the collateral trust bonds 1994 indenture from the maximum coverage ratio required under the agreements.

Table 22 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2024 and May 31, 2024.

Table 22: Loans—Unencumbered Loans

(Dollars in thousands)	November 30, 2024	May 31, 2024
Total loans outstanding(1)	$35,598,574	$34,528,184
Less: Loans required to be pledged under secured debt agreements(2)	(17,070,615)	(17,293,035)
Loans pledged in excess of required amount(2)(3)	(3,568,580)	(4,110,051)
Total pledged loans	(20,639,195)	(21,403,086)
Unencumbered loans	$14,959,379	$13,125,098

Unencumbered loans as a percentage of total loans outstanding	42%	38%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of November 30, 2024 and May 31, 2024, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

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

Projected Near-Term Sources and Uses of Funds

Table 23 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of November 30, 2024 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 23: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q3 FY2025	$1,918	$395	$2,313	$1,454	$1,034	$2,488
Q4 FY2025	515	406	921	593	747	1,340
Q1 FY2026	699	415	1,114	540	765	1,305
Q2 FY2026	1,495	411	1,906	1,215	761	1,976
Q3 FY2026	1,739	444	2,183	958	794	1,752
Q4 FY2026	1,038	405	1,443	1,041	755	1,796
Total	$7,404	$2,476	$9,880	$5,801	$4,856	$10,657
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended May 31, 2026.
(2)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3)Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.

As displayed in Table 23, we currently project long-term advances of $3,307 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,627 million, resulting in net long-term loan growth of approximately $1,680 million over the next 12 months.

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

During YTD FY2025, Fitch and S&P affirmed CFC’s credit ratings and stable outlook. Table 24 displays our credit ratings as of November 30, 2024, which remain unchanged as of the date of this Report.

Table 24: Credit Ratings

November 30, 2024
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion/report date	February 21, 2024	November 14, 2024	September 19, 2024
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Beginning in Q2 FY 2025, we have refined our methodology for calculating the debt-to-equity ratio and adjusted debt-to-equity ratio. We provide a more detailed discussion of the revised debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” of this Report.

Our debt-to-equity ratio under the revised methodology was 11.44 and 10.86 as of November 30, 2024 and May 31, 2024, respectively. The increase in the debt-to-equity ratio during YTD FY2025 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity resulting from our reported net loss of $20 million for YTD FY2025 and the CFC Board of Directors’ authorized patronage capital retirement of $47 million in July 2024.

Our adjusted debt-to-equity ratio under the revised methodology was 7.37 and 7.27 as of November 30, 2024 and May 31, 2024, respectively. The increase in the adjusted debt-to-equity ratio during YTD FY2025 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to our adjusted net income of $128 million for YTD FY2025, partially offset by a decrease in equity of $47 million from CFC Board of Directors’ authorized patronage capital retirements in July 2024.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2024.

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

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility can have a significant impact on our earnings and overall financial condition as a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our assets and liabilities. We provide additional information on our management of interest rate risk in our 2024 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net long-term loan growth of $1,680 million over the next 12 months. We also expect that our variable-rate line of credit loans outstanding will increase over the same period. The U.S. Treasury curve gradually normalized (upward sloping) in 2024, and is expected to further steepen throughout 2025.

Based on our current baseline forecast assumptions, which includes a total of 75 basis points of federal funds rate cuts from December 2024 through December 2025, we project increases in our reported net interest income and net interest yield over the next 12 months compared to the 12-month period ended November 30, 2024. We also project decreases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended

November 30, 2024, primarily due to the current yield curve assumptions and interest-earning assets repricing faster than our interest-bearing liabilities combined with the impact of lower cost debt maturing in the near term, which will need to be refinanced at a relatively higher interest rate.

Table 25 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve, would have on our projected baseline 12-month net interest income and adjusted net interest income as of November 30, 2024 and May 31, 2024. In instances where the hypothetical instantaneous interest rate shift of minus 100 basis points results in a negative interest rate, we assume an interest rate floor rate of 0% in a negative interest rate. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 25: Interest Rate Sensitivity Analysis

	November 30, 2024			May 31, 2024
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(3.50)%	3.59%	(7.36)%	(3.10)%	3.22%	(5.12)%
Derivative cash settlements	11.29%	(11.28)%	9.33%	11.25%	(11.25)%	9.31%
Adjusted net interest income(2)	7.79%	(7.69)%	1.97%	8.15%	(8.04)%	4.20%
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

The changes in the sensitivity measures between November 30, 2024 and May 31, 2024 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 25 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of November 30, 2024, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. However, we would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of November 30, 2024, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap widened to positive 3.09 months as of November 30, 2024, from negative 1.13 months as of May 31, 2024 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The shift to a positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Introduction—Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. Starting Q2 FY2025, we have refined our methodology for calculating the adjusted debt-to-equity ratio, which we explain in more detail below. For the remaining non-GAAP measures see “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” in our 2024 Form 10-K for a discussion of each of these non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 26 provides a reconciliation of adjusted interest expense, adjusted net interest income, and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 26: Adjusted Net Income

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Adjusted net interest income:
Interest income	$419,877	$388,987	$837,996	$769,943
Interest expense	(354,443)	(323,845)	(710,903)	(640,126)
Include: Derivative cash settlements interest income(1)	26,406	28,767	58,467	56,636
Adjusted interest expense	(328,037)	(295,078)	(652,436)	(583,490)
Adjusted net interest income	$91,840	$93,909	$185,560	$186,453

Adjusted net income:
Net income (loss)	$144,803	$148,035	$(19,523)	$376,319
Exclude: Derivative forward value gains (losses)(2)	82,632	78,171	(147,754)	240,189
Adjusted net income	$62,171	$69,864	$128,231	$136,130
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

TIER and Adjusted TIER

Table 27 displays the calculation of our TIER and adjusted TIER.

Table 27: TIER and Adjusted TIER

	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
TIER(1)	1.41	1.46	0.97	1.59

Adjusted TIER(2)	1.19	1.24	1.20	1.23
____________________________
(1)TIER is calculated based on our net income (loss) plus interest expense for the period divided by interest expense for the period.
(2)Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt Outstanding and Equity and Adjusted Debt Outstanding and Equity

Adjusted debt-to-equity ratio is one of the key measures in managing our business and is used for: (i) establishing corporate goals; (ii) budgeting and forecasting; and (iii) monitoring our overall leverage and credit ratings. We therefore believe that this adjusted financial measure, in combination with the comparable U.S. GAAP financial measure, is useful to investors in evaluating our financial condition.

Beginning in Q2 FY2025, we have refined our methodology for calculating the adjusted debt-to-equity ratio and have adjusted our internally established adjusted threshold from 6-to-1 to 8.5-to-1. These changes aim to provide a more accurate representation of our financial condition given the continued growth in our loan portfolio, align our methodology more closely with rating agency methodologies and provide a ratio that is consistent with our business objectives. We will continue to assess the appropriateness of our non-GAAP financial measures, which could be subject to change for a variety of reasons, including changes to our strategy or business operations.

Key changes to our methodology included replacing total liabilities with total debt outstanding, which includes our interest-bearing debt and excludes non-interest bearing liabilities, and reducing equity credit for subordinated deferrable debt from 100% to 50%. Table 28 summarizes our prior methodology and revised methodology.

Table 28: Adjusted Total Debt Outstanding and Equity—Prior Versus Revised Methodology

Prior Methodology	Revised Methodology
Adjusted total liabilities:	Adjusted total debt outstanding:
Total liabilities	Total debt outstanding(1)
Exclude:	Exclude:
Derivative liabilities	—
Debt used to fund loans guaranteed by RUS	—
100% of Subordinated deferrable debt	50% of Subordinated deferrable debt
Members’ subordinated certificates	Members’ subordinated certificates
Adjusted total liabilities	Adjusted total debt outstanding

Adjusted total equity:	Adjusted total equity:
Total equity	Total equity
Exclude:	Exclude:
Period-end cumulative derivative forward value gains	Period-end cumulative derivative forward value gains
AOCI attributable to derivatives	AOCI
Include:	Include:
100% of Subordinated deferrable debt	50% of Subordinated deferrable debt
Members’ subordinated certificates	Members’ subordinated certificates
Adjusted total equity	Adjusted total equity

____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest bearing liabilities, such as derivative liabilities.

The most directly comparable financial measure calculated and presented in accordance with U.S. GAAP was also revised from total liabilities divided by total equity to total debt outstanding divided by total equity. Prior-period amounts have been recast to reflect the updated presentation for both adjusted debt-to-equity and debt-to-equity ratios.

Members’ subordinated certificates are accounted for as debt under U.S. GAAP. These subordinated certificates are held only by our members and are subordinated to all senior and non-member subordinated indebtedness of CFC. The members’ subordinated certificates have long-dated maturities and in certain cases pay no interest or pay interest that is below market. Under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. Given the subordinated certificates’ equity-like characteristics, we subtract 100% of members’ subordinated certificates from total debt outstanding and add them to total equity when calculating our adjusted debt-to-equity ratio.

We issue subordinated deferrable debt in the capital markets with maturities of up to 45 years including the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity-like characteristics. Since the subordinated deferrable debt is issued in the capital markets and not just to members of CFC and it ranks higher in subordination compared to members’ subordinated certificates, we subtract 50% of our subordinated deferrable debt from total debt outstanding and add it to total equity. This approach more closely aligns with the rating agencies’ methodology for calculating the adjusted debt-to-equity ratio.

We record derivative instruments at fair value on our consolidated balance sheets. Our total equity includes the noncash impact of derivative forward value gains (losses) and foreign currency translation adjustments recorded in net income. It also includes as a component of AOCI the impact of changes in the fair value of derivatives designated as cash flow hedges as well as the unrealized losses on the defined benefit pension plan. In evaluating our adjusted debt-to-equity ratio, we make adjustments to equity similar to the adjustments made in calculating TIER. We exclude from total equity the noncash cumulative impact of changes in derivative forward value gains (losses) and foreign currency translation adjustments, and the amounts of AOCI, which reflects management’s perspective on our operations and, therefore, we believe, is a useful financial measure for investors.

Table 29 provides a reconciliation between our total debt outstanding and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2024 and May 31, 2024.

Table 29: Adjusted Total Debt Outstanding and Equity

(Dollars in thousands)	November 30, 2024	May 31, 2024
Adjusted total debt outstanding:
Total debt outstanding(1)	$33,694,377	$32,718,367
Exclude:
50% of Subordinated deferrable debt	643,477	643,431
Members’ subordinated certificates	1,195,365	1,197,651
Adjusted total debt outstanding	$31,855,535	$30,877,285

Adjusted total equity:
Total equity	$2,945,168	$3,012,169
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	607,969	343,098
Year-to-date derivative forward value gains (losses)(2)	(147,754)	264,871
Period-end cumulative derivative forward value gains(2)	460,215	607,969
Accumulated other comprehensive loss	(1,342)	(1,416)
Subtotal	458,873	606,553
Include:
50% of Subordinated deferrable debt	643,477	643,431
Members’ subordinated certificates	1,195,365	1,197,651
Subtotal	1,838,842	1,841,082
Adjusted total equity	$4,325,137	$4,246,698
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses).

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 30 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2024 and May 31, 2024.

Table 30: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2024	May 31, 2024
Debt-to equity ratio:
Total debt outstanding	$33,694,377	$32,718,367
Total equity	2,945,168	3,012,169
Debt-to-equity ratio(1)	11.44	10.86

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$31,855,535	$30,877,285
Adjusted total equity(2)	4,325,137	4,246,698
Adjusted debt-to-equity ratio(3)	7.37	7.27
____________________________
(1)Calculated based on total debt outstanding at period end divided by total equity at period end.
(2)See Table 29 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3)Calculated based on adjusted total debt outstanding at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 31 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2024 and May 31, 2024. We present the components of AOCI in “Note 10—Equity.”

Table 31: Members’ Equity

(Dollars in thousands)	November 30, 2024	May 31, 2024
Members’ equity:
Total CFC equity	$2,924,581	$2,991,462
Exclude:
Accumulated other comprehensive loss	(1,342)	(1,416)
Period-end cumulative derivative forward value gains attributable to CFC(1)	458,944	606,215
Subtotal	457,602	604,799
Members’ equity	$2,466,979	$2,386,663
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of November 30, 2024 and May 31, 2024 are presented above in Table 29.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Interest income	$419,877	$388,987	$837,996	$769,943
Interest expense	(354,443)	(323,845)	(710,903)	(640,126)
Net interest income	65,434	65,142	127,093	129,817
Provision for credit losses	(870)	(628)	(1,823)	(1,428)
Net interest income after provision for credit losses	64,564	64,514	125,270	128,389
Non-interest income (loss):
Fee and other income	5,424	6,611	11,092	11,148
Derivative gains (losses)	109,038	106,938	(89,287)	296,825
Investment securities gains	2,097	1,843	6,228	4,776
Total non-interest income (loss)	116,559	115,392	(71,967)	312,749
Non-interest expense:
Salaries and employee benefits	(17,439)	(16,546)	(34,627)	(32,420)
Other general and administrative expenses	(18,488)	(14,966)	(37,592)	(30,595)
Losses on early extinguishment of debt	(18)	(26)	(40)	(965)
Other non-interest expense	(229)	(250)	(525)	(428)
Total non-interest expense	(36,174)	(31,788)	(72,784)	(64,408)
Income (loss) before income taxes	144,949	148,118	(19,481)	376,730
Income tax provision	(146)	(83)	(42)	(411)
Net income (loss)	144,803	148,035	(19,523)	376,319
Less: Net (income) loss attributable to noncontrolling interests	(360)	408	122	(19)
Net income (loss) attributable to CFC	$144,443	$148,443	$(19,401)	$376,300

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Net income (loss)	$144,803	$148,035	$(19,523)	$376,319
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	483	803	483
Reclassification to earnings of realized gains on derivatives	(754)	(159)	(921)	(314)
Defined benefit plan adjustments	96	53	192	106
Other comprehensive income (loss)	(658)	377	74	275
Total comprehensive income (loss)	144,145	148,412	(19,449)	376,594
Less: Total comprehensive (income) loss attributable to non-controlling interests	(360)	408	122	(19)
Total comprehensive income (loss) attributable to CFC	$143,785	$148,820	$(19,327)	$376,575

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2024	May 31, 2024
Assets:
Cash and cash equivalents	$347,131	$280,124
Restricted cash	8,291	8,217
Total cash, cash equivalents and restricted cash	355,422	288,341
Investment securities:
Debt securities trading, at fair value	186,140	281,351
Equity securities, at fair value	13,448	36,886
Total investment securities, at fair value	199,588	318,237
Loans to members	35,613,766	34,542,285
Less: Allowance for credit losses	(50,549)	(48,726)
Loans to members, net	35,563,217	34,493,559
Accrued interest receivable	267,786	190,247
Other receivables	28,401	29,240
Fixed assets, net of accumulated depreciation of $87,330 and $83,706 as of November 30, 2024 and May 31, 2024, respectively	83,395	85,119
Derivative assets	527,765	691,249
Other assets	86,908	81,822
Total assets	$37,112,482	$36,177,814

Liabilities:
Accrued interest payable	$284,500	$263,372
Debt outstanding:
Short-term borrowings	4,492,403	4,332,690
Long-term debt	26,719,656	25,901,165
Subordinated deferrable debt	1,286,953	1,286,861
Members’ subordinated certificates:
Membership subordinated certificates	628,631	628,625
Loan and guarantee subordinated certificates	320,571	322,863
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,195,365	1,197,651
Total debt outstanding	33,694,377	32,718,367
Patronage capital retirement payable		—
Deferred income	31,411	33,356
Derivative liabilities	65,961	80,988
Other liabilities	91,065	69,562
Total liabilities	34,167,314	33,165,645

Equity:
CFC equity:
Retained equity	2,925,923	2,992,878
Accumulated other comprehensive loss	(1,342)	(1,416)
Total CFC equity	2,924,581	2,991,462
Noncontrolling interests	20,587	20,707
Total equity	2,945,168	3,012,169
Total liabilities and equity	$37,112,482	$36,177,814

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q2 FY2025
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2024	$3,111	$881,386	$1,455,564	$441,662	$2,781,723	$(684)	$2,781,039	$20,225	$2,801,264
Net income	—	—	—	144,443	144,443	—	144,443	360	144,803
Other comprehensive loss	—	—	—	—	—	(658)	(658)	—	(658)
Other	(243)	—	—	—	(243)	—	(243)	2	(241)
Balance as of November 30, 2024	$2,868	$881,386	$1,455,564	$586,105	$2,925,923	$(1,342)	$2,924,581	$20,587	$2,945,168

	YTD FY2025

Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net loss	—	—	—	(19,401)	(19,401)	—	(19,401)	(122)	(19,523)
Other comprehensive income	—	—	—	—	—	74	74	—	74
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(708)	—	—	—	(708)	—	(708)	2	(706)
Balance as of November 30, 2024	$2,868	$881,386	$1,455,564	$586,105	$2,925,923	$(1,342)	$2,924,581	$20,587	$2,945,168

	Q2 FY2024
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2023	$3,085	$934,135	$1,202,152	$569,772	$2,709,144	$8,241	$2,717,385	$30,542	$2,747,927
Net income (loss)	—	—	—	148,443	148,443	—	148,443	(408)	148,035
Other comprehensive income	—	—	—	—	—	377	377	—	377
Other	(199)	—	—	—	(199)	—	(199)	—	(199)
Balance as of November 30, 2023	$2,886	$934,135	$1,202,152	$718,215	$2,857,388	$8,618	$2,866,006	$30,134	$2,896,140

	YTD FY2024

Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	—	—	—	376,300	376,300	—	376,300	19	376,319
Other comprehensive income	—	—	—	—	—	275	275	—	275
Patronage capital retirement	—	(71,980)	—	—	(71,980)	—	(71,980)	—	(71,980)
Other	(648)	—	—	—	(648)	—	(648)	2,925	2,277
Balance as of November 30, 2023	$2,886	$934,135	$1,202,152	$718,215	$2,857,388	$8,618	$2,866,006	$30,134	$2,896,140
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	YTD FY2025	YTD FY2024
Cash flows from operating activities:
Net income (loss)	$(19,523)	$376,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(1,579)	(3,313)
Amortization of debt issuance costs and discounts	16,440	14,441
Amortization of guarantee fee	9,745	10,293
Depreciation and amortization	6,160	5,339
Provision for credit losses	1,823	1,428
Loss on early extinguishment of debt	40	965
Unrealized gains on equity and debt securities	(7,070)	(7,763)
Derivative forward value (gains) losses	147,754	(240,189)
Advances on loans held for sale	(193,500)	(103,000)
Proceeds from sales of loans held for sale	194,000	103,000
Changes in operating assets and liabilities:
Accrued interest receivable	(77,539)	(15,768)
Accrued interest payable	21,128	24,101
Deferred income	(366)	162
Other	3,027	(19,730)
Net cash provided by operating activities	100,540	146,285
Cash flows from investing activities:
Advances on loans held for investment, net	(1,070,890)	(1,019,856)
Investments in fixed assets, net	(2,378)	(2,683)
Investments in time deposits	—	(400,000)
Proceeds from sales and maturities of trading securities	99,877	98,276
Proceeds from redemption of equity securities	25,000	—
Net cash used in investing activities	(948,391)	(1,324,263)
Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	761,284	142,262
Proceeds from short-term borrowings with original maturity > 90 days	1,014,796	1,907,790
Repayments of short-term borrowings with original maturity > 90 days	(1,616,367)	(1,434,744)
Payments for issuance costs for revolving bank lines of credit	—	(2,520)
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,925,084	1,746,718
Payments for retirement of long-term debt	(1,120,733)	(1,065,348)
Payments for issuance costs for subordinated deferrable debt	—	(185)
Payments for retirement of subordinated deferrable debt	—	(100,000)
Proceeds from issuance of members’ subordinated certificates	6	98
Payments for retirement of members’ subordinated certificates	(2,292)	(14,405)
Payments for retirement of patronage capital	(46,846)	(69,053)
Net cash provided by financing activities	914,932	1,110,613
Net increase (decrease) in cash, cash equivalents and restricted cash	67,081	(67,365)
Beginning cash, cash equivalents and restricted cash	288,341	207,237
Ending cash, cash equivalents and restricted cash	$355,422	$139,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$671,002	$605,943
Cash paid for income taxes	432	361

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024 (“this Report”) are not necessarily indicative of results that may be expected for the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2024 Form 10-K.

Our fiscal year begins on June 1 and ends on May 31. References to “Q2 FY2025” and “YTD FY2025” refer to three and six months ended November 30, 2024, respectively. References to“Q2 FY2024” and “YTD FY2024” refer to three and six months ended November 30, 2023, respectively.

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases at lease inception for all lease transactions with an initial term greater than one year. We recorded a total finance lease liability of $6 million and $3 million as of November 30, 2024 and May 31, 2024, respectively, which were included in other liabilities on the consolidated balance sheets. Interest expenses and variable lease cost from the finance leases were not material for Q2 FY2025, Q2 FY2024, YTD FY2025 and YTD FY2024. We recorded a total net investment in leases for sales-type leases of $6 million and $3 million as of November 30, 2024 and May 31, 2024, respectively, which were included in other assets on the consolidated balance sheets. Interest income and variable lease payment income from the sales-type leases were not material for Q2 FY2025, Q2 FY2024, YTD FY2025 and YTD FY2024.

New Accounting Standards Issued But Not Yet Adopted

Income Statement —Expense Disaggregation Disclosures

In November 2024, the FASB issued Accounting Standards Update ( “ASU”) 2024-03, Income Statement —Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require public entities to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 should be applied on a prospective basis, while retrospective application is also permitted. We expect to adopt the guidance in our annual report for the fiscal year ended May 31, 2028, and the interim disclosure requirements in the quarterly report for the quarter ended August 31, 2028. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

Segment Reporting—Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. We expect to adopt the guidance in our annual report for the fiscal year ended May 31, 2025, and the interim disclosure requirements in the quarterly report for the quarter ended August 31, 2025. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

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

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Interest income:
Loans(1)	$416,024	$382,010	$830,724	$757,578
Cash, time deposits and investment securities	3,853	6,977	7,272	12,365
Total interest income	419,877	388,987	837,996	769,943

Interest expense:(2)(3)
Short-term borrowings	42,247	63,030	96,647	121,424
Long-term debt	277,423	227,476	544,391	451,452
Subordinated debt	34,773	33,339	69,865	67,250
Total interest expense	354,443	323,845	710,903	640,126

Net interest income	$65,434	$65,142	$127,093	$129,817
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

Deferred income reported on our consolidated balance sheets of $31 million and $33 million as November 30, 2024 and May 31, 2024, respectively, consists primarily of deferred loan conversion fees that totaled $22 million and $24 million as of November 30, 2024 and May 31, 2024, respectively.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of November 30, 2024 and May 31, 2024.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2024	May 31, 2024
Debt securities, at fair value:
Corporate debt securities	$166,104	$246,041
Commercial agency mortgage-backed securities (“MBS”)(1)	2,924	6,663
U.S. state and municipality debt securities	5,780	8,179
Other asset-backed securities(2)	11,332	20,468
Total debt securities trading, at fair value	$186,140	$281,351
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $2 million and $6 million for Q2 FY2025 and YTD FY2025, respectively. We recognized net unrealized gains of $5 million and $7 million for Q2 FY2024 and YTD FY2024, respectively.

We sold $14 million in principal amount of debt securities during YTD FY2025 and realized gains on the sale of these securities of less than $1 million during the period. We did not sell any debt securities during Q2 FY2025 or YTD FY2024; therefore, no realized gains or losses were recorded during the periods for sale of securities.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of November 30, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 3.2: Investments in Equity Securities, at Fair Value

(Dollars in thousands)	November 30, 2024	May 31, 2024
Equity securities, at fair value:
Farmer Mac—Series C non-cumulative preferred stock	$—	$25,130
Farmer Mac—Class A common stock	13,448	11,756
Total equity securities, at fair value	$13,448	$36,886

On July 18, 2024, Farmer Mac redeemed its Series C noncumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. We recorded an immaterial loss as part of this transaction.

We recognized net unrealized gains on our equity securities of $1 million and $2 million for Q2 FY2025 and YTD FY2025, respectively. We recognized net unrealized losses on our equity securities of $1 million and net unrealized gains of less than $1 million for Q2 FY2024 and YTD FY2024, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of November 30, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$28,115,223	79%	$27,104,463	78%
Power supply	5,625,838	16	5,641,898	16
Statewide and associate	269,295	—	237,346	1
Total CFC	34,010,356	95	32,983,707	95
NCSC:
Electric	981,175	3	945,880	3
Telecom	607,043	2	598,597	2
Total NCSC	1,588,218	5%	1,544,477	5%
Total loans outstanding(1)	35,598,574	100	34,528,184	100
Deferred loan origination costs—CFC(2)	15,192	—	14,101	—
Loans to members	$35,613,766	100%	$34,542,285	100%
Loan type:
Long-term loans:
Fixed rate	$30,758,120	86%	$30,266,043	88%
Variable rate	904,653	3	839,458	2
Total long-term loans	31,662,773	89	31,105,501	90
Lines of credit	3,935,801	11	3,422,683	10
Total loans outstanding(1)	35,598,574	100	34,528,184	100
Deferred loan origination costs—CFC(2)	15,192	—	14,101	—
Loans to members	$35,613,766	100%	$34,542,285	100%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2)Deferred loan origination costs are recorded at CFC segment.

Loan Sales

We may transfer whole loans and participating interests to third parties. These transfers are typically made concurrently or within a short period of time with the closing of the loan sale or participation agreement at par value and meet the accounting criteria required for sale accounting.

We sold CFC and NCSC loans, at par for cash, totaling $194 million and $103 million during YTD FY2025 and YTD FY2024, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $2 million as of November 30, 2024. We had loans held for sale totaling $3 million as of May 31, 2024, which were sold at par for cash during YTD FY2025.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $231 million and $147 million as of November 30, 2024 and May 31, 2024, respectively. Accrued interest receivable amounts generally represent

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $34,992 million and $33,930 million as of November 30, 2024 and May 31, 2024, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $110 million and $114 million as of November 30, 2024 and May 31, 2024, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $6,959 million and $6,851 million as of November 30, 2024 and May 31, 2024, respectively, representing 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of both November 30, 2024 and May 31, 2024. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2024 and May 31, 2024.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $360 million and $370 million as of November 30, 2024 and May 31, 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $154 million and $226 million as of November 30, 2024 and May 31, 2024, respectively, which reduced our exposure to the 20 largest borrowers to 19% of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of November 30, 2024.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 893 and 885 as of November 30, 2024 and May 31, 2024, respectively, located in 49 states and the District of Columbia. Of the 893 and 885 borrowers with loans outstanding, 49 and 50 were electric power supply borrowers

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
as of November 30, 2024 and May 31, 2024, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas accounted for the largest number of borrowers with loans outstanding in any one state as of both November 30, 2024 and May 31, 2024, as well as the largest concentration of loan exposure. The following table presents the Texas-based number of borrowers and loans outstanding by legal entity and member class, as of November 30, 2024 and May 31, 2024.

Table 4.2: Loan Exposure to Texas-Based Borrowers

	November 30, 2024			May 31, 2024
(Dollars in thousands)	Number of Borrowers	Amount	% of Total	Number of Borrowers	Amount	% of Total
Member class:
CFC:
Distribution	57	$4,716,363	13%	57	$4,518,859	13%
Power supply	6	1,166,623	4	6	1,148,100	4
Statewide and associate	1	83,755	—	1	75,089	—
Total CFC	64	5,966,741	17	64	5,742,048	17
NCSC:
Electric	1	9,467	—	1	15,067	—
Telecom	2	12,196	—	2	11,426	—
Total NCSC	3	21,663	—	3	26,493	—
Total loan exposure to Texas-based borrowers	67	5,988,404	17	67	5,768,541	17
Less: Loans covered under Farmer Mac standby purchase commitment		(124,017)	—		(126,185)	—
Net loan exposure to Texas-based borrowers		$5,864,387	17%		$5,642,356	17%

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of November 30, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.3: Payment Status of Loans Outstanding

	November 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$28,115,223	$—	$—	$—	$28,115,223	$—
Power supply	5,625,838	—	—	—	5,625,838	48,669
Statewide and associate	269,295	—	—	—	269,295	—
Total CFC	34,010,356	—	—	—	34,010,356	48,669
NCSC:
Electric	976,792	—	4,383	4,383	981,175	—
Telecom	607,043	—	—	—	607,043	—
Total NCSC	1,583,835	—	4,383	4,383	1,588,218	—
Total loans outstanding	$35,594,191	$—	$4,383	$4,383	$35,598,574	$48,669

Percentage of total loans	99.99%	—%	0.01%	0.01%	100.00%	0.14%

	May 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$27,104,463	$—	$—	$—	$27,104,463	$—
Power supply	5,641,898	—	—	—	5,641,898	48,669
Statewide and associate	237,346	—	—	—	237,346	—
Total CFC	32,983,707	—	—	—	32,983,707	48,669
NCSC:
Electric	945,880	—	—	—	945,880	—
Telecom	598,597	—	—	—	598,597	—
Total NCSC	1,544,477	—	—	—	1,544,477	—
Total loans outstanding	$34,528,184	$—	$—	$—	$34,528,184	$48,669

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.14%

We had a power supply loan outstanding of $49 million on nonaccrual status as of both November 30, 2024 and May 31, 2024.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We had no loan modifications to borrowers experiencing financial difficulty entered during Q2 FY2025 and YTD FY2025. We had one loan modification to an NCSC telecom borrower experiencing financial difficulty entered during Q2 FY2024 and YTD FY2024. This loan received a term extension and had an amortized cost of $3 million, representing 1% of the NCSC telecom loan portfolio as of November 30, 2023. The loan has been performing in accordance with the terms of the loan agreement after the modification. There were no unadvanced loan commitments related to this loan as of November 30, 2024 and May 31, 2024.

Nonperforming Loans

We had a loan to one CFC electric power supply borrower of $49 million classified as nonperforming, which represented 0.14% of total loans outstanding as of both November 30, 2024 and May 31, 2024. In December 2024, we received a $6 million payment on this nonperforming loan which reduced its outstanding balance to $43 million.

Net Charge-Offs

We had no charge-offs during YTD FY2025 and YTD FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts related to two CFC electric power supply loans during YTD FY2024, which resulted in an annualized net recovery rate of 0.01% for YTD FY2024. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal year 2013 and 2017, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of November 30, 2024 and May 31, 2024. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of November 30, 2024 and May 31, 2024, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2021 and 2020, and in the aggregate for periods prior to fiscal year 2021 and 2020, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.4 below, term loan advances made to borrowers prior to fiscal year 2021 totaled $19,138 million, representing 54% of our total loans outstanding as of November 30, 2024. In comparison, term loan advances made to borrowers prior to fiscal year 2020 totaled $17,519 million, representing 51% of our total loans outstanding as of May 31, 2024. The average remaining maturity of our long-term loans, which accounted for 89% and 90% of total loans outstanding as of November 30, 2024 and May 31, 2024, respectively, was 19 years, as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.4: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2024
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD Q2 FY2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$1,038,094	$2,498,830	$2,349,699	$2,295,537	$1,566,700	$15,486,191	$2,697,038	$27,932,089
Power supply	118,152	503,430	447,954	312,493	520,135	2,937,207	737,798	5,577,169
Statewide and associate	—	36,548	58,340	13,074	1,553	25,205	122,982	257,702
Total CFC	1,156,246	3,038,808	2,855,993	2,621,104	2,088,388	18,448,603	3,557,818	33,766,960
NCSC:
Electric	14,092	123,696	253,270	17,165	4,525	405,794	162,633	981,175
Telecom	36,262	134,826	43,847	69,306	58,262	204,264	57,501	604,268
Total NCSC	50,354	258,522	297,117	86,471	62,787	610,058	220,134	1,585,443
Total pass	$1,206,600	$3,297,330	$3,153,110	$2,707,575	$2,151,175	$19,058,661	$3,777,952	$35,352,403

Special mention
CFC:
Distribution	$—	$363	$4,156	$—	$4,628	$16,138	$157,849	$183,134
Statewide and associate	—	—	—	—	—	11,593	—	11,593
Total CFC	—	363	4,156	—	4,628	27,731	157,849	194,727
NCSC telecom	—	—	—	—	—	2,775	—	2,775
Total special mention	$—	$363	$4,156	$—	$4,628	$30,506	$157,849	$197,502

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$48,669	$—	$48,669
Total doubtful	$—	$—	$—	$—	$—	$48,669	$—	$48,669

Total criticized loans	$—	$363	$4,156	$—	$4,628	$79,175	$157,849	$246,171
Total loans outstanding	$1,206,600	$3,297,693	$3,157,266	$2,707,575	$2,155,803	$19,137,836	$3,935,801	$35,598,574

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

Criticized loans totaled $246 million and $249 million as of November 30, 2024 and May 31, 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $3 million in criticized loans was primarily due to a decrease in loans outstanding for one CFC electric distribution borrower in the special mention category during YTD FY2025. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2024 and May 31, 2024.

Special Mention

One CFC electric distribution borrower with loans outstanding of $183 million and $185 million as of November 30, 2024 and May 31, 2024, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $198 million and $200 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of November 30, 2024 or May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Doubtful

We had one loan outstanding classified as doubtful totaling $49 million to a CFC electric power supply borrower as of both November 30, 2024 and May 31, 2024. In December 2024, we received a $6 million payment on this loan which reduced its outstanding balance to $43 million.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of November 30, 2024 and May 31, 2024.

Table 4.5: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	November 30, 2024	May 31, 2024
Member class:
CFC:
Distribution	$11,627,973	$11,174,041
Power supply	5,134,490	4,519,150
Statewide and associate	216,219	254,250
Total CFC	16,978,682	15,947,441
NCSC:
Electric	450,733	622,125
Telecom	434,716	423,796
Total NCSC	885,449	1,045,921
Total unadvanced commitments	$17,864,131	$16,993,362

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	7,182,844	6,880,295
Total long-term loans	7,182,844	6,880,295
Lines of credit	10,681,287	10,113,067
Total unadvanced commitments	$17,864,131	$16,993,362
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2024, and the related maturities in each fiscal year during the five-year period ended May 31, 2029, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Line of credit loans	$10,681,287	$530,818	$4,618,207	$1,455,639	$1,661,746	$1,487,630	$927,247
Long-term loans	7,182,844	354,953	676,970	961,097	1,459,211	2,845,105	885,508
Total	$17,864,131	$885,771	$5,295,177	$2,416,736	$3,120,957	$4,332,735	$1,812,755

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of November 30, 2024. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $17,864 million as of November 30, 2024 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $7,183 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $14,461 million and $13,379 million as of November 30, 2024 and May 31, 2024, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,403 million and $3,614 million as of November 30, 2024 and May 31, 2024, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of November 30, 2024, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2029, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.7: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2025	2026	2027	2028	2029	Thereafter
Committed lines of credit	$3,402,684	$—	$208,565	$940,747	$889,418	$962,120	$401,834

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.8 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of November 30, 2024 and May 31, 2024. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.8: Pledged Loans

(Dollars in thousands)	November 30, 2024	May 31, 2024
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,272,711	$6,922,711
Pledged collateral:
Distribution system mortgage notes pledged	8,321,005	8,799,864
RUS-guaranteed loans qualifying as permitted investments pledged	109,560	113,890
Total pledged collateral	8,430,565	8,913,754

1994 indenture:
Collateral trust bonds outstanding	$10,000	$15,000
Pledged collateral:
Distribution system mortgage notes pledged	16,666	19,174

Guaranteed Underwriter Program:
Notes payable outstanding	$6,263,207	$6,491,814
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,846,866	8,020,508

Farmer Mac:
Notes payable outstanding	$3,524,697	$3,863,510
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,345,098	4,449,650

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

Table 5.1: Changes in Allowance for Credit Losses

	Q2 FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of August 31, 2024	$16,686	$25,094	$1,199	$42,979	$4,330	$2,370	$6,700	$49,679
Provision (benefit) for credit losses	1,363	(309)	(1)	1,053	(239)	56	(183)	870
Balance as of November 30, 2024	$18,049	$24,785	$1,198	$44,032	$4,091	$2,426	$6,517	$50,549

	Q2 FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of August 31, 2023	$15,722	$33,434	$1,198	$50,354	$2,612	$1,960	$4,572	$54,926
Provision (benefit) for credit losses	315	(122)	73	266	329	33	362	628
Balance as of November 30, 2023	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$4,934	$55,554

	YTD FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	2,095	(798)	9	1,306	154	363	517	1,823
Balance as of November 30, 2024	$18,049	$24,785	$1,198	$44,032	$4,091	$2,426	$6,517	$50,549

	YTD FY2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	1,113	(1,026)	77	164	477	787	1,264	1,428
Recoveries	—	1,032	—	$1,032	—	—	—	1,032
Balance as of November 30, 2023	$16,037	$33,312	$1,271	$50,620	$2,941	$1,993	$4,934	$55,554

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present, by legal entity and member class, the components of our allowance for credit losses as of November 30, 2024 and May 31, 2024.

Table 5.2: Allowance for Credit Losses Components

	November 30, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$18,049	$8,543	$1,198	$27,790	$4,091	$2,195	$6,286	$34,076
Asset-specific allowance	—	16,242	—	16,242	—	231	231	16,473
Total allowance for credit losses	$18,049	$24,785	$1,198	$44,032	$4,091	$2,426	$6,517	$50,549

Loans outstanding:(1)
Collectively evaluated loans	$28,111,469	$5,577,169	$269,295	$33,957,933	$981,175	$604,268	$1,585,443	$35,543,376
Individually evaluated loans	3,754	48,669	—	52,423	—	2,775	2,775	55,198
Total loans outstanding	$28,115,223	$5,625,838	$269,295	$34,010,356	$981,175	$607,043	$1,588,218	$35,598,574

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.15%	0.44%	0.08%	0.42%	0.36%	0.40%	0.10%
Asset-specific allowance coverage ratio(3)	—	33.37	—	30.98	—	8.32	8.32	29.84
Total allowance coverage ratio(4)	0.06	0.44	0.44	0.13	0.42	0.40	0.41	0.14

	May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$15,954	$8,676	$1,189	$25,819	$3,937	$1,800	$5,737	$31,556
Asset-specific allowance	—	16,907	—	16,907	—	263	263	17,170
Total allowance for credit losses	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

Loans outstanding:(1)
Collectively evaluated loans	$27,100,254	$5,593,229	$237,346	$32,930,829	$945,880	$595,567	$1,541,447	$34,472,276
Individually evaluated loans	4,209	48,669	—	52,878	—	3,030	3,030	55,908
Total loans outstanding	$27,104,463	$5,641,898	$237,346	$32,983,707	$945,880	$598,597	$1,544,477	$34,528,184

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.50%	0.08%	0.42%	0.30%	0.37%	0.09%
Asset-specific allowance coverage ratio(3)	—	34.74	—	31.97	—	8.68	8.68	30.71
Total allowance coverage ratio(4)	0.06	0.45	0.50	0.13	0.42	0.34	0.39	0.14
____________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $15 million and $14 million as of November 30, 2024 and May 31, 2024, respectively.
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

Our allowance for credit losses increased to $51 million as of November 30, 2024, compared with $49 million as of May 31, 2024. The $2 million increase in the allowance for credit losses reflected an increase in the collective allowance of $3 million, partially offset by a reduction in the asset-specific allowance of $1 million. The increase in the collective allowance was primarily due to loan portfolio growth. The decrease in the asset-specific allowance was attributable to a timing change in the expected payments on a nonperforming CFC power supply loan. Our allowance coverage ratio remained at 0.14% as of both November 30, 2024 and May 31, 2024.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2024 and May 31, 2024.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,492 million as of November 30, 2024, compared with $4,333 million as of May 31, 2024, and accounted for 13% of total debt outstanding as of both November 30, 2024 and May 31, 2024. The following table provides information on our short-term borrowings as of November 30, 2024 and May 31, 2024.

Table 6.1: Short-Term Borrowings Sources

	November 30, 2024		May 31, 2024
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,308,385	4%	$504,631	1%
Commercial paper sold directly to members, at par	1,100,915	3	1,158,020	4
Total commercial paper	2,409,300	7	1,662,651	5
Select notes to members	1,277,810	4	1,274,066	4
Daily liquidity fund notes to members	318,949	1	375,191	1
Medium-term notes sold to members	486,344	1	520,782	2
Farmer Mac notes payable(1)	—	—	500,000	1
Total short-term borrowings	$4,492,403	13%	$4,332,690	13%

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

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2024.

Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2024
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee(1)
Bank revolving agreements:
3-year agreement	$150	$—	$150	November 28, 2025	7.5 bps
3-year agreement	1,195	—	1,195	November 28, 2026	7.5 bps
Total 3-year agreement	1,345	—	1,345
4-year agreement	150	—	150	November 28, 2026	10.0 bps
4-year agreement	1,305	2	1,303	November 28, 2027	10.0 bps
Total 4-year agreement	1,455	2	1,453
Total	$2,800	$2	$2,798
____________________________
(1)Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The total commitment amount under the three-year facility and the four-year facility was $1,345 million and $1,455 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,800 million as of November 30, 2024. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2024; however, we had letters of credit outstanding of $2 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of November 30, 2024.

On December 5, 2024, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2027 and November 28, 2028, respectively, and to increase commitments by $250 million (excluding the $150 million commitment termination described below) under each of the three-year and four-year revolving credit agreements. Commitments of $150 million that were scheduled to mature on November 28, 2025 were terminated under the three-year revolving credit agreement and commitments of $150 million will continue to expire at the prior maturity date of November 28, 2026 under the four-year revolving credit agreement. As of the date of this Report, the total commitment amounts under the three-year facility and the four-year facility are $1,595 million and $1,705 million, respectively, with the total commitment amount under the two facilities being $3,300 million, of which $3,298 million was available due to the letters of credit outstanding discussed above.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2024 and May 31, 2024. Long-term debt outstanding totaled $26,720 million as of November 30, 2024, compared with $25,901 million as of May 31, 2024, and accounted for 79% of total debt outstanding as of both November 30, 2024 and May 31, 2024.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2024	May 31, 2024
Secured long-term debt:
Collateral trust bonds	$7,282,711	$6,937,711
Unamortized discount, net	(162,424)	(166,458)
Debt issuance costs	(31,861)	(31,332)
Total collateral trust bonds	7,088,426	6,739,921
Guaranteed Underwriter Program notes payable	6,263,207	6,491,814
Farmer Mac notes payable	3,524,697	3,363,510
Total secured notes payable	9,787,904	9,855,324
Total secured long-term debt	16,876,330	16,595,245
Unsecured long-term debt:
Medium-term notes sold through dealers	9,499,562	8,980,513
Medium-term notes sold to members	370,082	358,844
Medium term notes sold through dealers and to members	9,869,644	9,339,357
Unamortized premium (discount), net	3,788	(2,209)
Debt issuance costs	(30,106)	(31,228)
Total unsecured long-term debt	9,843,326	9,305,920
Total long-term debt	$26,719,656	$25,901,165

Secured Debt

Long-term secured debt of $16,876 million and $16,595 million as of November 30, 2024 and May 31, 2024, respectively, represented 63% and 64% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of November 30, 2024 and May 31, 2024. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We issued $350 million of 5.00% fixed-rate collateral trust bonds due August 15, 2034 and repaid $5 million in principal amount of collateral trust bonds during YTD FY2025.

During Q2 FY2025, we priced $300 million collateral trust bonds at a fixed rate of 5.23% with weighted average term of 13.3 years in a private placement transaction which will settle on January 23, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $229 million of notes payable outstanding under the Guaranteed Underwriter Program during YTD FY2025. We had up to $1,200 million available for access under the Guaranteed Underwriter Program as of November 30, 2024.

On December 18, 2024, we closed on a $450 million Series V committed loan facility from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2029. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance. This new commitment increased the total funding available to CFC under committed loan facilities from the FFB to $1,650 million.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac which allows us to borrow up to $6,000 million through June 30, 2027, subject to market conditions, The agreement automatically renews annually starting June 30, 2026, unless Farmer Mac provides 425 days’ written notice of nonrenewal. We can borrow, repay and re-borrow funds at any time through maturity, provided the outstanding principal does not exceed the agreement limit. Each borrowing is documented with a pricing agreement setting forth the interest rate, maturity date and other terms. We may select a fixed or variable rate for each advance. During YTD FY2025, we borrowed $200 million in long-term notes under the Farmer Mac note purchase agreement. As of November 30, 2024, $3,525 million was outstanding with $2,475 million available for borrowing. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $9,843 million and $9,306 million as of November 30, 2024 and May 31, 2024, respectively, represented 37% and 36% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During YTD FY2025, we issued an aggregate principal amount of dealer medium-term notes totaling $700 million at an average fixed interest rate of 4.34% with an average term of three years, and an aggregate principal amount of dealer medium-term notes totaling $600 million at floating interest rates with an average term of two years. We repaid $790 million in principal amount of dealer medium-term notes that matured during YTD FY2025.

See “Note 7—Long-Term Debt” in our 2024 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT
Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,287 million as of both November 30, 2024 and May 31, 2024. See “Note 8—Subordinated Deferrable Debt” in our 2024 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

Subordinated Notes

On November 1, 2024, we entered into an agency agreement with InspereX LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Wells Fargo Clearing Services, LLC, as agents, to launch a program through which we may offer and sell, from time to time, an unlimited aggregate principal amount of our subordinated deferrable interest notes (“subordinated notes”). On November 1, 2024, we filed a prospectus supplement with the SEC related to these subordinated notes, which will be issued under our effective shelf registration statement filed with the SEC in October 2023.

The subordinated notes will be unsecured and rank subordinate in right of payment to all of our current and future senior indebtedness. The subordinated notes will be senior to our members’ subordinated certificates and rank equal in right of payment and upon liquidation to our outstanding subordinated deferrable debt and any other equally-ranked subordinated notes we may issue.

We had no outstanding subordinated notes under this new program as of November 30, 2024. Subsequent to Q2 FY2025, we issued a total of $34 million of 30-year subordinated notes under this new program as of the date of this Report.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use Treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We typically designate the Treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2024 and May 31, 2024. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of November 30, 2024 and May 31, 2024. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2024			May 31, 2024
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,752,470	2.79%	4.93%	$5,842,540	2.77%	5.57%
Receive-fixed swaps	1,421,124	5.50	3.40	1,523,396	6.08	3.33
Total interest rate swaps	$7,173,594	3.33	4.62	$7,365,936	3.46	5.10

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2024 and May 31, 2024.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2024		May 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$527,765	$5,598,051	$691,249	$5,770,691
Total derivative assets	$527,765	$5,598,051	$691,249	$5,770,691

Derivative liabilities:
Interest rate swaps	$65,961	$1,575,543	$80,988	$1,595,245
Total derivative liabilities	$65,961	$1,575,543	$80,988	$1,595,245

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2024 and May 31, 2024, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	November 30, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$527,765	$—	$527,765	$64,385	$—	$463,380

Derivative liabilities:
Interest rate swaps	65,961	—	65,961	64,385	—	1,576

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2025	Q2 FY2024	YTD FY2025	YTD FY2024
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$26,406	$28,767	$58,467	$56,636
Derivative forward value gains (losses)	82,632	78,171	(147,754)	240,189
Derivative gains (losses)	$109,038	$106,938	$(89,287)	$296,825

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

During YTD FY2025, Fitch and S&P affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of November 30, 2024. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2024. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2024, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$21,985	$(735)	$—	$(735)
Falls below Baa1/BBB+	4,791,075	(871)	307,192	306,321
Falls to or below Baa2/BBB(2)	345,486	—	21,053	21,053
Total	$5,158,546	$(1,606)	$328,245	$326,639
____________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $266 million as of November 30, 2024. These swaps were in an unrealized gain position of $32 million as of November 30, 2024.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of November 30, 2024.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both November 30, 2024 and May 31, 2024, and from AA- to BBB+ by S&P as of both November 30, 2024 and May 31, 2024. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of our derivatives as of both November 30, 2024 and May 31, 2024. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $463 million and $611 million as of November 30, 2024 and May 31, 2024, respectively, as presented in Table 9.3 above.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity decreased $67 million to $2,945 million as of November 30, 2024 compared to May 31, 2024. The decrease was attributable primarily to the combined impact of our reported net loss of $20 million for YTD FY2025 and the CFC Board of Directors’ authorized patronage capital retirements of $47 million during the period, as discussed below.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in accumulated other comprehensive income (loss) (“AOCI”) for the periods presented and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q2 FY2025			Q2 FY2024
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$3,923	$(4,607)	$(684)	$10,947	$(2,706)	$8,241
Changes in unrealized gains	—	—	—	483	—	483
Realized (gains) losses reclassified to earnings	(754)	96	(658)	(159)	53	(106)
Ending balance	$3,169	$(4,511)	$(1,342)	$11,271	$(2,653)	$8,618

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2025			YTD FY2024
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$3,287	$(4,703)	$(1,416)	$11,102	$(2,759)	$8,343
Changes in unrealized gains	803	—	803	483	—	483
Realized (gains) losses reclassified to earnings	(921)	192	(729)	(314)	106	(208)
Ending balance	$3,169	$(4,511)	$(1,342)	$11,271	$(2,653)	$8,618
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

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for discussion on our derivatives designated as accounting hedges. We expect to reclassify realized net gains of less than $1 million attributable to derivative cash flow hedges from AOCI into earnings over the next 12 months.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2024 and May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2024	May 31, 2024
Guarantee type:
Long-term tax-exempt bonds(1)	$49,755	$73,755
Letters of credit(2)(3)	884,821	752,019
Other guarantees	185,679	184,142
Total	$1,120,255	$1,009,916

Member class:
CFC:
Distribution	$487,440	$472,210
Power supply	534,438	451,828
Statewide and associate(4)	43,410	42,257
CFC total	1,065,288	966,295
NCSC electric	54,967	43,621
Total	$1,120,255	$1,009,916
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Under a hybrid letter of credit facility, we had $24 million and $30 million of commitments that may be used for the issuance of letters of credit as of November 30, 2024 and May 31, 2024, respectively.
(4)Includes CFC guarantees to NCSC telecom members totaling $42 million and $41 million as of November 30, 2024 and May 31, 2024, respectively.

We had guarantees outstanding totaling $1,120 million and $1,010 million as of November 30, 2024 and May 31, 2024, respectively. Guarantees under which our right of recovery from our members was not secured totaled $719 million and $718 million and represented 64% and 71% of total guarantees as of November 30, 2024 and May 31, 2024, respectively. We were not required to perform pursuant to any of our guarantee obligations during YTD FY2025 or YTD FY2024.

Long-term tax-exempt bonds of $50 million and $74 million as of November 30, 2024 and May 31, 2024, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $885 million and $752 million as of November 30, 2024 and May 31, 2024, respectively, $326 million and $194 million were secured at each respective date. The maturities for the outstanding letters of credit as of November 30, 2024 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2024, we may be required to issue up to an additional $139 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2024. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $186 million and $184 million as of November 30, 2024 and May 31, 2024, respectively, of which $25 million was secured as of both November 30, 2024 and May 31, 2024. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $50 million of variable-rate tax-exempt bonds as of November 30, 2024, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during YTD FY2025 or YTD FY2024.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $16 million as of both November 30, 2024 and May 31, 2024, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $15 million as of both November 30, 2024 and May 31, 2024. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2024 and May 31, 2024. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	November 30, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$347,131	$347,131	$347,131	$—	$—
Restricted cash	8,291	8,291	8,291	—	—
Equity securities, at fair value	13,448	13,448	13,448	—	—
Debt securities trading, at fair value	186,140	186,140	—	186,140	—
Deferred compensation investments	8,644	8,644	8,644	—	—
Loans to members, net	35,563,217	32,759,848	—	—	32,759,848
Accrued interest receivable	267,786	267,786	—	267,786	—
Derivative assets	527,765	527,765	—	527,765	—
Total financial assets	$36,922,422	$34,119,053	$377,514	$981,691	$32,759,848

Liabilities:
Short-term borrowings	$4,492,403	$4,495,677	$—	$4,495,677	$—
Long-term debt	26,719,656	25,919,583	—	16,760,929	9,158,654
Accrued interest payable	284,500	284,500	—	284,500	—
Guarantee liability	15,652	16,529	—	—	16,529
Derivative liabilities	65,961	65,961	—	65,961	—
Subordinated deferrable debt	1,286,953	1,309,270	244,340	1,064,930	—
Members’ subordinated certificates	1,195,365	1,195,365	—	—	1,195,365
Total financial liabilities	$34,060,490	$33,286,885	$244,340	$22,671,997	$10,370,548

	May 31, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$280,124	$280,124	$280,124	$—	$—
Restricted cash	8,217	8,217	8,217	—	—
Equity securities, at fair value	36,886	36,886	36,886	—	—
Debt securities trading, at fair value	281,351	281,351	—	281,351	—
Deferred compensation investments	7,763	7,763	7,763	—	—
Loans to members, net	34,493,559	30,884,906	—	—	30,884,906
Accrued interest receivable	190,247	190,247	—	190,247	—
Derivative assets	691,249	691,249	—	691,249	—
Total financial assets	$35,989,396	$32,380,743	$332,990	$1,162,847	$30,884,906

Liabilities:
Short-term borrowings	$4,332,690	$4,333,635	$—	$3,833,635	$500,000
Long-term debt	25,901,165	24,470,693	—	15,529,041	8,941,652
Accrued interest payable	263,372	263,372	—	263,372	—
Guarantee liability	15,896	16,477	—	—	16,477
Derivative liabilities	80,988	80,988	—	80,988	—
Subordinated deferrable debt	1,286,861	1,295,729	244,636	1,051,093	—
Members’ subordinated certificates	1,197,651	1,197,651	—	—	1,197,651
Total financial liabilities	$33,078,623	$31,658,545	$244,636	$20,758,129	$10,655,780

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2024 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during YTD FY2025 or YTD FY2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported on our consolidated financial statements at fair value on a recurring basis as of November 30, 2024 and May 31, 2024, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during YTD FY2025 or YTD FY2024.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2024			May 31, 2024
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$13,448	$—	$13,448	$36,886	$—	$36,886
Debt securities trading, at fair value	—	186,140	186,140	—	281,351	281,351
Deferred compensation investments	8,644	—	8,644	7,763	—	7,763
Derivative assets	—	527,765	527,765	—	691,249	691,249

Liabilities:
Derivative liabilities	$—	$65,961	$65,961	$—	$80,988	$80,988

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during YTD FY2025 or YTD FY2024.

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

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of November 30, 2024 and May 31, 2024.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2024	May 31, 2024
Assets:
Loans outstanding	$1,588,218	$1,544,477
Other assets	13,039	12,700
Total assets	$1,601,257	$1,557,177

Liabilities:
Total liabilities	$12,463	$9,824

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of November 30, 2024 and May 31, 2024.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC

	November 30, 2024	May 31, 2024
(Dollars in thousands)
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,574,343	1,532,781
Credit enhancements:
CFC third-party guarantees	54,967	43,621
Other credit enhancements	1,239	757
Total credit enhancements(2)	56,206	44,378
Total outstanding commitments	1,630,549	1,577,159
CFC credit commitments available	$3,369,451	$3,422,841
____________________________
(1)Intercompany borrowings payable by NCSC to CFC as of November 30, 2024 and May 31, 2024 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC had access to $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $56 million as of November 30, 2024. The maturities for obligations guaranteed by CFC extend through 2043.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14—BUSINESS SEGMENTS

Our activities were previously conducted through three operating segments, which were based on each of the legal entities included in our consolidated financial statements: CFC, NCSC and RTFC. We reported segment information for CFC separately; however, we aggregated segment information for NCSC and RTFC into one reportable segment because neither entity met the quantitative materiality threshold for separate reporting under the accounting guidance governing segment reporting. On December 1, 2023, RTFC completed the sale of its business to NCSC. Following the RTFC sale transaction, our operating segments for Q2 FY2025 and YTD FY2025 consist of CFC and NCSC, which are based on each of the legal entities included in our consolidated financial statements. As we aggregated segment information for NCSC and RTFC into one reportable segment in Q2 FY2024 and YTD FY2024, the RTFC sale transaction did not cause a change in the composition of our reportable segments. We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. We describe the business segment reporting methodology in “Note 16—Business Segments” in our 2024 Form 10-K.

Segment Results and Reconciliation

The following tables display segment results of operations for Q2 FY2025, YTD FY2025, Q2 FY2024 and YTD FY2024, assets attributable to each segment as of November 30, 2024 and November 30, 2023 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q2 FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$417,566	$21,852	$439,418	$—	$(19,541)	$419,877
Interest expense	(354,385)	(19,599)	(373,984)	—	19,541	(354,443)
Derivative cash settlements interest income	26,401	5	26,406	(26,406)	—	—
Interest expense	(327,984)	(19,594)	(347,578)	(26,406)	19,541	(354,443)
Net interest income	89,582	2,258	91,840	(26,406)	—	65,434
Benefit (provision) for credit losses	(870)	183	(687)	—	(183)	(870)
Net interest income after benefit (provision) for credit losses	88,712	2,441	91,153	(26,406)	(183)	64,564
Non-interest income:
Fee and other income	7,020	561	7,581	—	(2,157)	5,424
Derivative gains:
Derivative cash settlements interest income	—	—	—	26,406	—	26,406
Derivative forward value gains	—	—	—	82,632	—	82,632
Derivative gains	—	—	—	109,038	—	109,038
Investment securities gains	2,097	—	2,097	—	—	2,097
Total non-interest income	9,117	561	9,678	109,038	(2,157)	116,559
Non-interest expense:
General and administrative expenses	(35,323)	(2,451)	(37,774)	—	1,847	(35,927)
Losses on early extinguishment of debt	(18)	—	(18)	—	—	(18)
Other non-interest expense	(222)	(500)	(722)	—	493	(229)
Total non-interest expense	(35,563)	(2,951)	(38,514)	—	2,340	(36,174)
Income before income taxes	62,266	51	62,317	82,632	—	144,949
Income tax provision	—	(146)	(146)	—	—	(146)
Net income (loss)	$62,266	$(95)	$62,171	$82,632	$—	$144,803

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q2 FY2024
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$833,285	$43,838	$877,123	$—	$(39,127)	$837,996
Interest expense	(710,801)	(39,229)	(750,030)	—	39,127	(710,903)
Derivative cash settlements interest income	58,417	50	58,467	(58,467)	—	—
Interest expense	(652,384)	(39,179)	(691,563)	(58,467)	39,127	(710,903)
Net interest income	180,901	4,659	185,560	(58,467)	—	127,093
Provision for credit losses	(1,823)	(517)	(2,340)	—	517	(1,823)
Net interest income after provision for credit losses	179,078	4,142	183,220	(58,467)	517	125,270
Non-interest income (loss):
Fee and other income	14,094	2,208	16,302	—	(5,210)	11,092
Derivative losses:
Derivative cash settlements interest income	—	—	—	58,467	—	58,467
Derivative forward value losses	—	—	—	(147,754)	—	(147,754)
Derivative losses	—	—	—	(89,287)	—	(89,287)
Investment securities gains	6,228	—	6,228	—	—	6,228
Total non-interest income (loss)	20,322	2,208	22,530	(89,287)	(5,210)	(71,967)
Non-interest expense:
General and administrative expenses	(70,982)	(4,925)	(75,907)	—	3,688	(72,219)
Losses on early extinguishment of debt	(40)	—	(40)	—	—	(40)
Other non-interest expense	(509)	(1,021)	(1,530)	—	1,005	(525)
Total non-interest expense	(71,531)	(5,946)	(77,477)	—	4,693	(72,784)
Income (loss) before income taxes	127,869	404	128,273	(147,754)	—	(19,481)
Income tax provision	—	(42)	(42)	—	—	(42)
Net income (loss)	$127,869	$362	$128,231	$(147,754)	$—	$(19,523)

	November 30, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$35,584,699	$1,588,218	$37,172,917	$—	$(1,574,343)	$35,598,574
Deferred loan origination costs	15,192	—	15,192	—	—	15,192
Loans to members	35,599,891	1,588,218	37,188,109	—	(1,574,343)	35,613,766
Less: Allowance for credit losses	(50,549)	(6,517)	(57,066)	—	6,517	(50,549)
Loans to members, net	35,549,342	1,581,701	37,131,043	—	(1,567,826)	35,563,217
Other assets	1,536,226	31,188	1,567,414	—	(18,149)	1,549,265
Total assets	$37,085,568	$1,612,889	$38,698,457	$—	$(1,585,975)	$37,112,482

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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the three months ended August 31, 2024, we implemented a new loan accounting system and as part of the implementation made certain changes to our internal controls over accounting and financial reporting for our loans. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027.
10.2*	—	Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing November 28, 2028.
10.3*	—	Series V Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of December 18, 2024 for up to $450,000,000.
10.4*	—	Series V Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 18, 2024 for up to $450,000,000 maturing on July 15, 2059.
10.5*	—	Eleventh Amended, Restated and Consolidated Pledge Agreement dated as of December 18, 2024 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.6*	—	Eleventh Amended, Restated and Consolidated Bond Guarantee Agreement dated as of December 18, 2024 between the Registrant and the Rural Utilities Service.
10.7*^	—	Plan Document for CFC’s Executive Benefit Restoration Plan effective as of January 1, 2015 and as amended and restated on December 18, 2024.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: January 13, 2025

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)