Form 10-K
period 2025-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2025-08-05
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025
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

i

ii

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income and TIER	25
2	Reconciliation of Net Income	26
3	Adjusted Net Income and Adjusted TIER	27
4	Reconciliation of Adjusted Net Income	27
5	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	33
6	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	35
7	Non-Interest Income	37
8	Derivative Gains (Losses)	38
9	Comparative Swap Curves	39
10	Non-Interest Expense	39
11	Loans—Outstanding Amount by Member Class and Loan Type	41
12	Debt—Debt Product Types	42
13	Debt—Total Debt Outstanding and Weighted-Average Interest Rates	43
14	Debt—Member Investments	44
15	Equity	45
16	Loans—Loan Portfolio Security Profile	49
17	Loans—Loan Exposure to 20 Largest Borrowers	50
18	Loans—Loan Geographic Concentration	52
19	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	55
20	Available Liquidity	57
21	Liquidity Coverage Ratios	58
22	Committed Bank Revolving Line of Credit Agreements	60
23	Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates	62
24	Short-Term Borrowings—Funding Sources	62
25	Long-Term and Subordinated Debt— Issuances and Repayments	63
26	Collateral Pledged	64
27	Loans—Unencumbered Loans	65
28	Loans—Scheduled Principal Payments	66
29	Contractual Obligations	66
30	Projected Long-Term Sources and Uses of Funds	67
31	Credit Ratings	68
32	Interest Rate Sensitivity Analysis	70
33	Adjusted Net Income	75
34	TIER and Adjusted TIER	76
35	Adjusted Total Debt Outstanding and Equity—Prior Versus Revised Methodology	77
36	Adjusted Total Debt Outstanding and Equity	78
37	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	78
38	Members’ Equity	79

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (“this Report” or “2025 Form 10-K”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

PART I

Item 1.    Business

OVERVIEW

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). Our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of the CFC and NCSC entities included in our consolidated financial statements and are discussed below. On December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”), which was consolidated into our financial statements in prior periods, completed the sale of its business to NCSC (hereon referred to as the “RTFC sale transaction”) and was subsequently dissolved.

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

OUR BUSINESS

CFC was established by and for the rural electric cooperative network to provide financing solutions to electric cooperatives. While our business strategy and policies are set by the CFC Board of Directors and may be amended or revised from time to time, the fundamental goal of our overall business model is to work with our members to ensure that CFC is able to meet their financing needs, as well as provide industry expertise and strategic services to aid them in delivering affordable and reliable essential services to their communities.

Focus on Electric Lending

As a member-owned, nonprofit finance cooperative association, our primary objective is to provide our members with the credit products they need to fund their operations. As such, we primarily focus on lending to electric systems and securing access to capital through diverse funding sources that allow us to offer cost-based credit products to our members. Loans to electric utility organizations accounted for approximately 98% of our total loans outstanding as of both May 31, 2025 and 2024. Substantially all of our electric cooperative borrowers continued to demonstrate stable operating performance and strong financial ratios as of May 31, 2025.

Maintain Diversified Funding Sources

We strive to maintain diversified funding sources beyond capital market offerings of debt securities. We offer various short- and long-term unsecured investment products to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We continue to issue debt securities, such as secured collateral trust bonds, unsecured medium-term notes, subordinated deferrable interest notes and dealer commercial paper, in the capital markets. We also have access to funds through bank revolving line of credit arrangements, government-

guaranteed programs such as funding from the Federal Financing Bank that is guaranteed by RUS through the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”), as well as a note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). We provide additional information on our funding sources in “Item 7. MD&A—Liquidity Risk.”

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating overlapping members between CFC and NCSC, totaled 1,176 members and 540 associates as of May 31, 2025, compared with 1,167 members and 512 associates as of May 31, 2024.

CFC

CFC lends to its members and associates and also provides credit enhancements in the form of letters of credit and guarantees of debt obligations. Membership in CFC is limited to cooperative or not-for-profit rural electric systems that are eligible to borrow from RUS under its Electric Loan Program and affiliates of those entities. CFC categorizes its members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities, into classes based on member type because the demands and needs of each member class differ. Affiliates represent holding companies, subsidiaries and other entities that are owned, controlled or operated by members. Members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC membership consists of members in 50 states and three U.S. territories. In addition to members, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. Associates are not eligible to vote on matters put to a vote of the membership. CFC’s members, by member class, and associates were as follows as of May 31, 2025.

	CFC Member
Member Type	Class	May 31, 2025
Distribution systems	A	842
Power supply systems	B	68
Statewide and regional associations, including NCSC	C	62
National association of cooperatives(1)	D	1
Total CFC members		973
Associates		43
Total CFC members and associates		1,016
____________________________
(1)National Rural Electric Cooperative Association is our sole class D member.

NCSC

Membership in NCSC consists of two classes: Class E (Electric) and Class T (Telecommunications). Class E membership includes organizations that are Class A, B and C members of CFC, or eligible for such membership, and are approved for membership by the NCSC Board of Directors. Class E associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities owned, controlled or operated by, or provide significant benefit to, Class A, B and C members of CFC. Class T membership includes cooperative corporations, not-for-profit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the NCSC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Class T associates include organizations that provide non-telephone or non-telecommunications companies and holding companies, subsidiaries and other organizations that are owned, controlled or operated by Class T members. NCSC’s members and associates were as follows as of May 31, 2025.

	CFC Member
Member Type	Class	May 31, 2025
Class E
Distribution systems	A	456
Power supply systems	B	3
Statewide associations	C	6
Class T		204
Associates		497
Total NCSC members and associates		1,166

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

Project Finance

NCSC participates with other lenders on a syndicated basis in the origination of financing focused on power generation and transmission projects, including solar, wind and battery projects sponsored by developers with extensive experience developing, financing, constructing and operating power projects. NCSC also purchases assignments in such projects. Generally, the construction and permanent financing is documented under a single financing agreement that includes a construction and term loan and a tax equity/credit bridge loan. The construction and term loan is secured by the project’s assets and/or the developer’s interest in the project. Any tax equity bridge loans are repaid with tax equity investment funds. In some cases, the sponsors are required to provide guarantees as credit enhancement for the financings.

Private Placements

NCSC’s wholly owned subsidiary, Cooperative Securities LLC (“Cooperative Securities”), is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”). Cooperative Securities is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities offers institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, to rural electric cooperatives, including NCSC’s electric members and associates.

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

Conversion Option

Generally, a borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee and convert a long-term loan from a fixed rate to another fixed rate or to a variable rate at any time, generally subject to a make-whole premium.

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

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2025 and 2024 in “Note 13—Guarantees.”

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

INDUSTRY

Overview

Our rural electric cooperative members operate primarily in the energy sector, which is one of 16 critical infrastructure sectors identified by the U.S. government because the services provided by each sector, all of which have an impact on other sectors, are deemed essential in supporting and maintaining the overall functioning of the U.S. economy. Rural electric cooperatives are an integral part of the U.S. electric utility industry, a sub-sector of the energy sector. According to a report published in June 2025 by the National Rural Electric Cooperative Association (“NRECA”), electric cooperatives serve as power providers for approximately 42 million people, including over 22 million businesses, homes, schools and farms across 48 states. Electric cooperatives provide power to approximately 56% of the nation’s land mass. Based on the latest annual data reported by the U.S. Energy Information Administration, a statistical and analytical agency within the U.S. Department of Energy, the electric utility industry had revenue of approximately $491 billion in 2023.

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

On April 25, 2024, the EPA announced carbon pollution standards for coal and gas-fired power plants. The rules set carbon dioxide limits for new gas-fired combustion turbines and carbon dioxide emission guidelines for existing coal, oil and gas-fired steam generating units. On June 11, 2025, the EPA issued a proposed rule that will eliminate existing limits on greenhouse gas emissions from coal and gas-fired power plants promulgated under Section 111 of the Clean Air Act. The proposed rule, which is in a comment period, will face scrutiny from legal advocates and environmental organizations.

Facilitation of Rural Broadband Expansion by Electric Cooperatives

Many electric cooperatives are making investments in fiber to support core electric plant communications. Some of these electric cooperatives are leveraging these fiber assets to offer broadband services, either directly or through partnering with local telecommunication companies and others. Over 30 electric cooperatives were awarded approximately $250 million in federal funding through the Connect America Fund Phase II auction (“CAF II”) process by the Federal Communications Commission (“FCC”) that was held in 2018. The awarded funds are being distributed over a 10-year period. More than 190 electric cooperatives, many of which are already offering or building out projects, were awarded approximately $1.6 billion though the FCC’s Rural Development Opportunity Fund (“RDOF”) in 2021. Those funds also will be distributed over a 10-year period. As federal and state governments increase funding opportunities for electric cooperatives in order to offer broadband services, we will continue to increase our credit support, which may include loans and/or letters of credit, to borrowers who participate in CAF II, RDOF and other programs designed to increase broadband services in rural areas. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, was approximately $3,441 million and $3,103 million as of May 31, 2025 and 2024, respectively.

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

Primary Lending Competitors

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the U.S. that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members over the past 56 years. In addition to leveraging these working relationships, we differentiate ourselves from other financial institutions by focusing on customer service and product flexibility. We also allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, rate studies, publications and various conferences, meetings, facilitation services and training workshops.

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

Based on financial data submitted to us by our electric utility members, we present the long-term debt outstanding to CFC by member class, RUS and other lenders in the electric cooperative industry as of December 31, 2024 and 2023 in the table below. The data presented as of December 31, 2024 and 2023 were based on information reported by 807 distribution systems and 52 power supply systems for both periods.

	December 31,
	2024		2023
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$70,171,733		$64,946,249
Power supply	54,140,111		52,533,144
Less: Long-term debt funded by RUS	(54,346,548)		(50,834,010)
Members’ non-RUS long-term debt	$69,965,296		$66,645,383

Funding sources of members’ long-term debt:
Long-term debt funded by CFC by member class:
Distribution	$25,487,966	37%	$24,145,067	36%
Power supply	5,091,415	7	5,259,127	8
Long-term debt funded by CFC	30,579,381	44	29,404,194	44
Long-term debt funded by other lenders	39,385,915	56	37,241,189	56
Members’ non-RUS long-term debt	$69,965,296	100%	$66,645,383	100%
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

HUMAN CAPITAL MANAGEMENT

CFC’s success in providing industry expertise and responsive service to meet the needs of our members across the U.S. is dependent on the quality of service provided by our employees and their relationships with our members. We therefore strive to align our human capital management strategy with our member-focused mission and core values of service, integrity and excellence. Our objectives are (i) to attract, develop and retain a highly qualified workforce with backgrounds and experience in multiple areas whose skills and strengths are consistent with CFC’s mission, and (ii) to create an engaged and collaborative work culture, which we believe is critical to deliver exceptional service to our members.

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

Recruiting and Retaining Talent

As a financial services organization, our recruitment goal is to attract and retain a highly skilled workforce in a highly competitive talent market. We strive to provide both external candidates and internal employees with meaningful career opportunities ranging from entry-level to expert-level professional, management and executive positions.

We use a variety of methods to attract talent, including outreach to local universities, recruitment job boards, a referral bonus program and targeted industry-related job posting sites. When appropriate, we engage with recruiting firms to ensure that we have surveyed a broad scope of active and passive candidates for certain critical positions. We strive to ensure that CFC’s employment value proposition reflects a mission-driven cooperative so that we can attract individuals who are highly engaged with our vision to be our members’ most trusted financial resource. One of our talent and culture strategic initiatives in fiscal year 2025 focused on assessing and updating our employment branding to ensure it remains relevant and engaging to potential candidates for employment.

Because many of our business operations involve significant member-facing interaction with a relatively stable base of long-standing member-borrowers, we place a priority on the retention of high-performing employees who have extensive, in-depth experience serving the needs of our members. Our turnover rate for fiscal year 2025 was 9.5%. Our average employee tenure was eight years with more than a quarter of our workforce having 10 or more years of service with CFC. Given the ongoing challenges of the professional talent market, we feel that CFC’s employee pool represents a balanced mix of long-term and new staff to serve our members. We welcomed 59 new hires this fiscal year and employed 317 staff members as of May 31, 2025, all of which are located in the U.S. The majority of our workforce is headquartered in Dulles, Virginia.

Employee Engagement and Development

In fiscal year 2025, CFC continued talent and culture initiatives with a focus on instilling a positive organizational culture characterized by high levels of employee satisfaction and engagement. We also conducted an employee engagement survey soliciting feedback on drivers of employee satisfaction and leadership contribution; 83% of our staff participated in the survey. Results were analyzed and reported at the corporate and group levels to collaborate on ways to promote employee engagement throughout CFC. As part of our efforts to promote an engaged and collaborative workplace culture, we encourage employees to expand their capabilities and enhance their skills through employer-funded onsite training, external training, tuition assistance and professional events. In fiscal year 2025, CFC employees participated in our corporate development programs and took advantage of external professional training opportunities, such as professional certifications, industry seminars and workshops. We seek to create and tailor our training programs to meet the skill needs and employee interests, while also addressing key risks and compliance matters. We also continued our annual Leadership Development Program, designed for managers at all levels, by providing training opportunities aligned to CFC’s core leadership competencies. The program’s aim was to incorporate leadership competencies, such as business acumen, strategic agility, critical thinking skills and more, across a variety of programs, courses and levels to support and grow our leadership bench strength.

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

CFC also completed a corporate-wide training program called E3: Engage, Enlighten, Excel, which is aligned with CFC’s Fiscal Year 2025 Corporate Scorecard goal “Employee Engagement.” E3’s purpose was to provide educational opportunities for employees to gain a greater overall understanding of CFC’s corporate governance, connect with the purpose and importance of CFC’s member meetings, recognize developments and challenges in the cooperative industry, and be aware of the risks and potential opportunities in the use of artificial intelligence. CFC also supports employee development through a company-sponsored Toastmasters chapter, guest speakers from cooperative partners and staff visits to local electric cooperatives to allow employees to learn first-hand how their efforts contribute to our members’ success.

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

As a values-based financial services cooperative, CFC is engaged in sustaining our environment across multiple fronts—from our Leadership in Energy and Environmental Design (“LEED”) Gold-certified building and 42-acre ecofriendly campus that serves as CFC’s headquarters, to the renewable energy projects we’ve helped finance for the electric cooperative network. CFC’s members are moving forward with renewable energy adoption, and we continue to support them by funding renewable energy initiatives that will help build out greater renewable infrastructure in the United States. CFC had loans outstanding for renewable energy projects of approximately $450 million and $299 million as of May 31, 2025 and 2024, respectively.

In 2020, CFC developed a Sustainability Bond Framework that aligned with the Sustainability Bond Guidelines (“SBG”), as administered by the International Capital Markets Association (“ICMA”). Under this framework, we issued sustainability bonds and used the proceeds to finance or refinance projects to enhance access to broadband services and renewable energy projects that provide positive environmental and social impact in rural America. CFC issued its first sustainability bond with an aggregate principal amount of $400 million in October 2020, the first sustainability bond issued for the electric cooperative industry, and its second sustainability bond with an aggregate principal amount of $400 million in August 2022. Today, CFC is proud to support electric cooperatives by providing approximately $3,441 million in outstanding loans to support broadband expansion. These efforts have opened new opportunities in many rural communities by providing first-ever access to affordable high-speed internet services.

True to our core values of service, integrity and excellence, CFC continues to help electric cooperatives support the communities that created them, whether it’s through contributions from the CFC Educational Fund or helping them access capital from the USDA’s Rural Economic Development Loan and Grant (“REDL&G”) program, which fosters economic development. Over the past 20 years, CFC has contributed an estimated $262 million to the REDL&G program.

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
As a lender, our primary credit risk arises from the extension of credit to borrowers. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. Loans outstanding to electric utility organizations represented approximately 98% of our total loans outstanding as of May 31, 2025. We had 899 borrowers with loans outstanding as of May 31, 2025, and our 20 largest borrowers accounted for 19% of total loans outstanding as of May 31, 2025. The largest total exposure to a single borrower or controlled group represented 1% of total loans outstanding as of May 31, 2025. Texas historically has had the largest number of borrowers with loans outstanding and the largest loan concentration in any one state. Loans outstanding to Texas borrowers represented 16% of total loans outstanding as of May 31, 2025.

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
Our focus as a member-owned finance cooperative is on lending to our rural member electric utility cooperatives, which is the primary source of our revenue. As a result of lending primarily to our members, we have a loan portfolio with single-industry concentration. Loans to rural electric utility cooperatives accounted for approximately 98% of our total loans outstanding as of May 31, 2025. While we historically have experienced limited defaults and very low credit losses in our electric utility loan portfolio, factors that may have a negative impact on the operations of our member rural electric cooperatives include but are not limited to, the price and availability of distributed energy resources; whether these resources will be sufficient to serve electric demand at its peak; the operational reliability and resilience of their power grids; cyber-related attacks or other breaches of their operating systems and network infrastructure; regulatory or compliance factors related to managing greenhouse gas emissions (including the potential for stranded assets); and extreme weather conditions leading to events such as hurricanes, tornadoes and wildfires, including weather conditions related to climate change. The factors listed above, individually or in combination, could result in declining sales or increased power supply and operating costs and could potentially cause a deterioration in the financial performance of our members and the value of the collateral securing their loans. This could impair their ability to repay us in accordance with the terms of their loans. In such cases, it may lead to risk rating downgrades, which may result in an increase in our allowance for credit losses and a decrease in our net income.

The threat of weather-related events or shifts in climate patterns resulting from climate change, including, but not limited to, increases in storm intensity, number of intense storms and temperature extremes in areas in which our member rural electric cooperatives operate, could result in increased power supply and operating costs, adversely impacting our members’ results of operations, liquidity and ability to make payments to us. While our members have traditionally largely been reimbursed by Federal Emergency Management Agency (“FEMA”) relief programs for eligible storm-related damages, in January 2025, an executive order established the FEMA Review Council with the intent of implementing significant reforms to FEMA and its reimbursement programs. Ongoing organizational and policy reforms at FEMA, including leadership changes, staffing reductions and evolving federal and state roles, may present a risk to the eligibility and timing of disaster cost reimbursements. As a result, the programs on which our members have relied upon may not be implemented in their current forms or payments may not be received on a timely basis. Further, FEMA does not provide relief for events caused by human error and, as a result, the majority of wildfires may not be covered events. For increased power costs, although we believe our members have the ability to pass through increased costs to their members, in some cases it may be difficult to pass through the entire costs on a timely basis if they are significant. To the extent CFC makes bridge loans to members as they wait for FEMA payments, changes to FEMA programs or delays in payments from FEMA could adversely impact the quality of our loan portfolio and our financial condition. Additionally, our member rural electric cooperatives are subject to evolving local, state and federal laws, regulations and expectations regarding the environment. These requirements and expectations may increase the time and costs of efforts to monitor and comply with such obligations and expose them to liability. The impacts of climate change present notable risks, including damage to the assets of our members, which could adversely impact the quality of our loan portfolio and our financial condition.

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
As a financial institution, from time to time we may obtain entities and assets of borrowers in default through foreclosure proceedings. If we become the owner and operator of entities or assets obtained through foreclosure, we are subject to the same performance and financial risks as any other owner or operator of similar assets or entities. In particular, the value of the foreclosed assets or entities may deteriorate and have a negative impact on our results of operations. We assess foreclosed assets, if any, for impairment periodically as required under generally accepted accounting principles in the U.S. (“U.S. GAAP”). Impairment charges, if required, represent a reduction to earnings in the period of the charge. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

The nonperformance of our derivative counterparties could impair our financial results.
We use interest rate swaps to manage interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on a derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. After taking into consideration master netting agreements for our interest rate swaps, we were in a net receivable position of $506 million and a net payable position of $2 million as of May 31, 2025.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if our senior unsecured ratings fell to or below Baa2 by Moody’s or below BBB by S&P, and the agreements were consequently terminated as of May 31, 2025, all agreements for which we owe amounts when netted for each counterparty pursuant to a master netting agreement were in a net payable position of approximately $2 million as of that date.

Liquidity Risks

If we are unable to access the capital markets or other external sources for funding, our liquidity position may be negatively affected and we may not have sufficient funds to meet all of our financial obligations as they become due.
We depend on access to the capital markets and other sources of financing, such as bank revolving credit agreements, investments from our members, private debt issuances through Farmer Mac and the Guaranteed Underwriter Program, to fund new loan advances, refinance our long- and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. Prolonged market disruptions, downgrades to our long-term and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program. Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt in the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
Our credit ratings are important to maintaining our liquidity position. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. In order to access the commercial paper markets at current levels, we believe that we need to maintain our short-term ratings at the current level from Moody’s and Fitch Ratings (“Fitch”). Changes in rating agencies’ rating methodology, actions by governmental entities or others, deterioration in the credit quality of our loan portfolios, increased leverage and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets and the sources of financing available to us. A significant increase in our cost of borrowings and interest expense could impact our competitive position within the industry.

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

We use our IT networks and related systems to access, store, transmit and manage or support a variety of our business processes and information, as well as that of our members. We face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems. Cybersecurity incidents pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which include strategic and proprietary information. This risk continues to increase and cyberattack methods continue to evolve in sophistication, velocity and frequency. The use of new and emerging technologies through artificial intelligence and machine learning may intensify this risk as adversaries may leverage artificial intelligence to craft more sophisticated phishing schemes, automate social engineering attacks or generate malware with increased speed. Cybersecurity incidents may occur from a variety of sources, such as foreign governments, hackers or other well-financed entities, and may originate from less regulated and remote areas of the world. Employee errors, malfeasance, technology failures and other irregularities may also contribute to these events. Any such cybersecurity incident can result in a loss of our own business information or information we process on behalf of our members or others, a loss of integrity of such information, a delay or inability to provide service of affected products to our members, material harm to our financial condition or cash flows, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure, including regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, cyber-related attacks may remain undetected for an extended period and may be costly to remediate.

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

While CFC maintains insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, including business interruptions caused by cybersecurity incidents on information technology systems managed by third parties, such insurance coverage may be insufficient to cover all losses. Our failure to comply with applicable laws, regulations or standards regarding data security and privacy could result in fines, sanctions and litigation. Additionally, new or increased laws, regulations, enforcement activity and regulatory guidance in the areas of data security and privacy may increase our costs and our members’ costs, limit our ability to grow our business or otherwise harm our business.

Our elected directors also serve as officers or directors of certain of our individual member cooperatives, which may result in a potential conflict of interest with respect to loans, guarantees and extensions of credit that we may make to or on behalf of such member cooperatives.
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by NRECA until June 2027 and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. Upon the termination of the two positions appointed by NRECA in June 2027, two at-large positions will be filled by an executive staff member of our Class B members and a director of our Class D members. CFC currently has loans outstanding to members that are affiliated with CFC directors and may periodically extend new loans to such members. The relationship of CFC’s directors to our members may give rise to conflicts of interests from time to time. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—

Review and Approval of Transactions with Related Persons” for a description of our policies with regard to approval of loans to members affiliated with CFC directors.

Natural or man-made disasters, including widespread health emergencies, or other external events beyond our control such as acts of terrorism or war, could disrupt our business and adversely affect our results of operations and financial condition.

Our operations may be subject to disruption due to the occurrence of natural disasters, acts of terrorism or war, public health emergencies, or other unexpected or disastrous conditions, events or emergencies beyond our control, some of which may be intensified by the effects of a government response to the event, or climate change.

Labor shortages and supply chain complications exacerbated by, among other things, the invasion of Ukraine by Russia and subsequent sanctions and export controls against Russia and increased geopolitical tensions between the United States and Canada, China and Mexico, has contributed to continuing inflationary pressures. While general inflation in the United States has decreased from peak levels in 2022, it remains at levels not experienced in recent decades. Certain utility assets of our members, such as transformers and solar panels, are highly sensitive to supply chain complications. Rising energy prices, interest rates and wages, and the pending tariffs to be imposed by the United States on imported goods may increase our operating costs, as well as both the operating and borrowing costs of our members, potentially disrupting our business.

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
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal taxation under Section 501(c)(4) of the Internal Revenue Code (other than any income from an unrelated trade or business). In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s bylaws and incorporating statute in effect in 1996.

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

We continue to invest in our cybersecurity program to help ensure that we have the necessary resources to execute our business operations and that our workforce is prepared to work in an active cyber-threat environment. These resources also include external service providers with experience in third-party risk monitoring and cybersecurity threat intelligence, detection and response. Mandatory training is required on a quarterly basis for all CFC employees to promote leading practices in protecting information, data and operations in a continually changing environment. We established requirements regarding the use of company-approved generative artificial intelligence tools to ensure that all employees utilize such tools in a manner that safeguards sensitive information and aligns with legal requirements and CFC’s ethical standards.

The effectiveness of our cybersecurity operations is regularly examined and tested by third-party vendors who specialize in cybersecurity risk management. We regularly employ such vendors to test the effectiveness of our security controls, including penetration testing. External vendors are engaged at least on an annual basis to facilitate incident response exercises and training. We use external risk management services to assess and monitor cybersecurity risk associated with third-party service providers. Finally, we review the maturity of our program’s design and control environment’s effectiveness through regular internal assessments and examinations.

Governance

Our board of directors oversees the company’s cybersecurity risk-management program. Management reports at least quarterly to the board on matters related to CFC’s security operations, potential threats, industry-wide trends and any other related information requested by the board. The reports include information on significant cybersecurity incidents, if any, and management actions to protect CFC. We promptly notify the board of directors upon the occurrence of a significant cybersecurity incident so it may properly evaluate the incident, including management’s remediation plan.

In addition to the regular cybersecurity program reports, the board monitors cybersecurity risk and program effectiveness through internal audit and our enterprise risk management reporting framework. On an annual basis, members of our staff responsible for cybersecurity provide the board an overview of the company’s technology strategy and planned activities to continually improve the cybersecurity program, as well as threats and cybersecurity incidents. Further, on at least an annual basis, the board of directors reviews management reports concerning the disclosure controls and procedures in place to enable CFC to make accurate and timely disclosures about any material cybersecurity incidents.

Role of Management

Management is directly involved in steering the company’s cybersecurity program employing a multi-disciplinary approach that operates through a “three lines of defense” model. Management’s approach helps ensure the organization works collaboratively to monitor, assess and respond to cybersecurity incidents at all levels and functions consistent with our incident response procedures and corporate practices.

Our first line of defense includes our cybersecurity team lead by our Director, Information Security, who work to ensure that the day-to-day execution of the company’s technology and security operations are in alignment with corporate policies and procedures. Our Director, Information Security, who reports to our Chief Operating Officer (“COO”), has over a decade of information security management experience and is a Certified Information Systems Security Professional. Our COO and Director, Information Security are also responsible for information security policies, organizational readiness and the escalation of certain cybersecurity incidents from our cybersecurity personnel to senior management based on our incident response procedures.

Our second line of defense includes our Cybersecurity Committee and the enterprise risk-management framework under the direction of the Chief Risk Officer to monitor cybersecurity functions and risk management. Our Cybersecurity Committee is composed of members of management including, but not limited to, the COO, Chief Risk Officer, General Counsel and Vice President, Internal Audit. The Cybersecurity Committee helps ensure corporate policy compliance and reports directly to the board of directors regarding material cybersecurity incidents and emerging threats.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

INTRODUCTION

Our financial statements include the consolidated accounts of CFC and NCSC. Our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC and NCSC. We provide information on the business structure, mission, principal purpose and core business activities of each of these entities under “Item 1. Business.” Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2025 included in this Report and additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

Our fiscal year begins on June 1 and ends on May 31. References to “FY2025,” “FY2024” and “FY2023” refer to the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

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

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted TIER, adjusted debt-to-equity ratio and members’ equity. The most comparable

U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total debt outstanding to exclude members’ subordinated certificates and 50% of the subordinated deferrable debt; (iv) adjusting total equity to include members’ subordinated certificates and 50% of the subordinated deferrable debt, and exclude cumulative derivative forward value gains (losses) and the amounts of accumulated other comprehensive income (loss) (“AOCI”); and (v) adjusting CFC equity to exclude derivative forward value gains (losses) and AOCI.

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

EXECUTIVE SUMMARY

Reported Results

Net Income and TIER

Table 1 below shows our net income and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.” See “Item 7. MD&A—Consolidated Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“2024 Form 10-K”) for a comparative discussion of our consolidated results of operations between FY2024 and FY2023.

Table 1: Net Income and TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2025	2024	2023	2025 versus 2024	2024 versus 2023
Net income	$140,014	$554,316	$501,587	$(414,302)	$52,729
TIER(1)	1.10	1.41	1.48	(0.31)	(0.07)
____________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Table 2 below presents a reconciliation of net income between FY2025 and FY2024.

Table 2: Reconciliation of Net Income

FY2025 versus FY2024—Key Highlights

•A shift to losses from gains was recorded on our derivatives portfolio of $398 million, as we recorded derivative losses of $6 million for FY2025, primarily attributable to decreases in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during FY2025. In comparison, we recorded derivative gains of $392 million for FY2024, primarily due to increases in the medium- and longer-term swap interest rates during FY2024.
•Operating and other expenses increased by $21 million for FY2025 compared with FY2024, primarily driven by higher expenses recorded for salaries and employee benefits, general and administrative, and an impairment loss of $8 million on an equity investment.
•Gains recorded on our investment securities decreased by $5 million, primarily due to period-to-period market fluctuations in fair value.
•Net interest income increased by $7 million, attributable to an increase in average interest-earning assets of $1,772 million, or 5%, partially offset by a decrease in the net interest yield of 2 basis points, or 3%, to 0.72%.
•We recorded a benefit for credit losses of $8 million for FY2025, resulting primarily from a decrease in the asset-specific allowance for a nonperforming loan attributable to higher actual than expected payments received on this loan during FY2025. In comparison, we recorded a benefit for credit losses of $5 million for FY2024, resulting primarily from a decrease in the asset-specific allowance, partially offset by an increase in the collective allowance due to loan portfolio growth.
•The decrease in TIER for FY2025 compared with FY2024 was driven by the combined impact of a decrease in net income primarily attributable to our derivative portfolio forward value change as discussed above and an increase in interest expense during FY2025.

Debt-to-Equity Ratio

During FY2025, we refined our methodology for calculating the debt-to-equity ratio to revise from total liabilities divided by total equity to total debt outstanding divided by total equity. This change was driven by a change in our methodology for calculating the adjusted debt-to-equity ratio, which is discussed in more detail under the section “Non-GAAP Financial Measures and Reconciliations” in this Report. The debt-to-equity ratio under the revised methodology was 11.20 and 10.86 as of May 31, 2025 and 2024, respectively. The increase in the debt-to-equity ratio during FY2025 was due to an increase in debt to fund loan growth, partially offset by an increase in total equity. The increase in total equity was primarily driven by our reported net income of $140 million for FY2025, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $47 million in July 2024.

Non-GAAP Adjusted Results

Adjusted Net Income and Adjusted TIER

Table 3 below shows our adjusted net income and adjusted TIER for the periods presented and the variance between these periods. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10. We provide a more detailed discussion of our non-GAAP adjusted results under the section “Consolidated Results of Operations.” See “Item 7. MD&A—Consolidated Results of Operations” in our 2024 Form 10-K for a comparative discussion of our consolidated results of operations between FY2024 and FY2023.

Table 3: Adjusted Net Income and Adjusted TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2025	2024	2023	2025 versus 2024	2024 versus 2023
Adjusted net income	$245,084	$289,445	$249,320	$(44,361)	$40,125
Adjusted TIER	1.18	1.24	1.25	(0.06)	(0.01)
Table 4 below presents a reconciliation of adjusted net income between FY2025 and FY2024.

Table 4: Reconciliation of Adjusted Net Income

FY2025 versus FY2024—Key Highlights

•Adjusted net interest income decreased by $21 million for FY2025 compared with FY2024, driven by a decrease in the adjusted net interest yield of 11 basis points, or 10%, to 1.00%, partially offset by an increase in average interest-earning assets of $1,772 million, or 5%.
•We discuss the variances in the other components above under our net income key highlights.
•The decrease in adjusted TIER for FY2025 compared with FY2024 was primarily driven by the increased adjusted interest expense and operating and other expenses during FY2025.

Adjusted Debt-to-Equity Ratio

During FY2025, we refined our methodology for calculating the adjusted debt-to-equity ratio. Consequently, we revised our internally established adjusted debt-to-equity threshold from 6-to-1 to 8.5-to-1. The adjusted debt-to-equity ratio under the revised methodology was 7.39 and 7.27 as of May 31, 2025 and 2024, respectively. The increase in the adjusted debt-to-equity ratio during FY2025 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to a combined impact of our adjusted net income of $245 million for FY2025 and issuances of subordinated deferrable debt during FY2025, partially offset by a decrease in equity of $47 million attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2024, as discussed above.

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

Loans to members totaled $37,080 million as of May 31, 2025, an increase of $2,538 million, or 7%, from May 31, 2024, reflecting net increases in long-term and line of credit loans of $1,405 million and $1,130 million, respectively. Of the increase in line of credit loans, 78% was attributable to borrowings under emergency line of credit loans by our members primarily for recovery costs for Hurricane Helene, which impacted the Southeastern United States in September 2024. The remaining 22% was primarily attributable to funding provided for member working capital and NCSC renewable project financing. Our loan portfolio composition remained largely unchanged from May 31, 2024 with 79% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers and 2% to NCSC telecom borrowers as of May 31, 2025.

The overall credit quality of our loan portfolio remained strong as of May 31, 2025. We had no loan charge-offs during FY2025 and FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts during FY2024.

We had one loan totaling $26 million and $49 million classified as nonperforming as of May 31, 2025 and 2024, respectively. The reduction in the nonperforming loan was due to payments received on this loan during FY2025.

Our allowance for credit losses and allowance coverage ratio decreased to $41 million and 0.11%, respectively, as of May 31, 2025, from $49 million and 0.14%, respectively, as of May 31, 2024. The $8 million decrease in the allowance for credit losses was attributable to a reduction in the asset-specific allowance due to higher actual than expected payments received on a nonperforming loan during FY2025.

Financing and Liquidity

Total debt outstanding increased by $2,051 million, or 6%, to $34,769 million as of May 31, 2025, compared with May 31, 2024, primarily due to borrowings to fund the increase in loans to our members. During FY2025, we issued:

•Unsecured long-term dealer medium-term notes totaling approximately $2,400 million, of which $1,800 million was at a weighted average fixed interest rate of 4.65% with an average term of four years, and $600 million was at floating interest rates with an average term of two years; and
•Secured long-term debt totaling $1,450 million at a weighted average fixed interest rate of 4.94% with an average term of 16 years.

In addition, during FY2025, we issued a total of $44 million of 30-year subordinated deferrable interest notes (“subordinated notes”) under a new subordinated debt program that was launched in November 2024. Subsequent to FY2025, we issued $525 million of dealer medium-term notes at a floating interest rate with a term of 18 months.

During FY2025, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and S&P Global Inc.(“S&P”) affirmed CFC’s credit ratings and stable outlook. On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. The “A-” long-term issuer credit rating, the stable outlook and the long-term issue ratings are unchanged as of the date of this Report.

Our available liquidity consists of cash and cash equivalents, investments in debt securities, availability under committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program of the United

States Department of Agriculture (“USDA”) (the “Guaranteed Underwriter Program”), and a revolving note purchase agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of May 31, 2025, our available liquidity totaled $7,612 million and was $1,158 million less than our total scheduled debt obligations over the next 12 months of $8,770 million. In addition to our existing available liquidity, we expect to receive $1,668 million from scheduled long-term loan principal payments over the next 12 months.

We believe we can continue to roll over our member short-term investments of $2,885 million based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,363 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of May 31, 2025 was $1,727 million in excess of, or 1.3 times, our total scheduled debt obligations, excluding member short-term investments, over the next 12 months of $5,885 million.

Electric Cooperative Industry Trends and Developments

Emerging developments and trends in the electric cooperative sector continue to present opportunities as well as challenges for our electric cooperative members. These trends include (i) changing federal government programs and policies for electric utilities; (ii) increased electricity demand; (iii) grid reliability risk; and (iv) expanded investments by many electric cooperatives to deploy broadband services.

Changing Federal Government Programs and Policies

Following the 2024 election, the new Administration and Congress are changing policies related to the electric utility industry. Congress previously created various funding opportunities that electric cooperatives may take advantage of when deploying renewable energy and other clean energy technologies through the 2022 Inflation Reduction Act (“IRA”), Congress recently passed the One Big Beautiful Bill Act, which significantly reduces federal incentives for renewable energy development. These changes are expected to make it more challenging for electric cooperatives to affordably expand renewable energy generation within their portfolios. In contrast, incentives for technologies such as battery storage and carbon capture remain largely unchanged. Congress is also attempting to pass permitting reform, which will streamline the permitting process and reduce costs of grid infrastructure improvements.

The federal government is undergoing a deregulatory push that seeks to reduce the amount of federal review and other requirements for grid investments. For example, the Environmental Protection Agency (“EPA”) is in the process of revising greenhouse gas emission requirements for new and existing coal and natural gas power plants. This may impact coal plant retirement schedules and provide certainty surrounding building new natural gas plants to meet growing electricity demand. The Administration is assessing the Federal Emergency Management Agency (“FEMA”), including how to improve efficiencies and the appropriate role of federal and state governments in the allocation and distribution of disaster relief. Finally, the Administration is in the process of introducing tariffs on imported goods in order to improve the trade deficit and boost domestic manufacturing. Certain utility assets, such as transformers, solar panels and batteries, are highly sensitive to global supply chain changes. While tariffs may increase short-term costs and lead times for key assets, they may also catalyze long-term supply chain resilience and encourage domestic manufacturing of utility assets. CFC and electric cooperative partners are monitoring the potential impact to cooperatives of these evolving changes in federal policy.

Increased Electricity Demand

According to S&P Global Inc., electricity demand is forecasted to grow substantially in all U.S. regions through 2040. Demand growth is driven primarily by new data centers and new manufacturing facilities in the coming decade followed by electric vehicle growth and beneficial electrification trends. The rapid expansion of artificial intelligence and cloud computing technologies is the primary driver of new data center construction, further accelerating electricity demand.

Rural electric cooperatives have become increasingly supportive of beneficial electrification, which refers to the replacement of fossil fuel-powered systems with electrical ones, such as electric vehicles and heat pumps, in a way that reduces overall emissions, while providing benefits to the environment and to households. The increased support among electric cooperatives reflects an expectation that beneficial electrification will result in increased sales, while also saving money for members and reducing carbon emissions.

Certain areas of the country will experience more growth than others, but we can expect significant investments in new power supply, transmission and other related infrastructure in order to meet this expected demand.

Grid Reliability Risk

The 2024 Long-Term Reliability Assessment by the North American Electric Reliability Corporation (“NERC”) highlights the key risks to grid reliability. The report emphasizes challenges such as increased electricity demand and retirements of baseload power plants. It also highlights the risk of the transition to renewable energy sources, which presents reliability concerns due to their intermittent nature during a period of increased electricity demand.

Other grid reliability risks include extreme weather events, including hurricanes, winter storms and heat waves, which can strain grid infrastructure and cause widespread outages. We have observed an increase in capital investments by electric cooperatives to proactively strengthen existing electric systems as well as replace systems in the aftermath of damage from weather-related incidents. The adverse impact on electric systems from weather-related incidents has resulted in a heightened awareness by electric cooperatives of the need to focus attention on making infrastructure upgrades to improve both the resiliency and reliability of electric systems. Cybersecurity threats also loom large, with increasing sophistication in attacks targeting critical infrastructure. Electric cooperatives are investing in operational resilience, including workforce training, cybersecurity preparedness and enhanced situational awareness tools.

Expanded Investments to Deploy Broadband Services

Many rural electric distribution cooperatives have made or are making infrastructure investments that include building fiber optic lines to improve electric grid system reliability, efficiency and cost savings, as fiber operations offer enhanced communication to monitor electric systems, identify outages and speed restoration. Some of these electric cooperatives are leveraging these fiber assets to offer access to broadband services to the communities they serve, either directly or by partnering with local telecommunication companies and others. We are currently aware of 216 broadband projects by different CFC member cooperatives, and we have financed or are financing 130 of these 216 broadband projects. Capital expenditures for the completion of these 216 broadband projects are expected to total approximately $13,680 million. We believe that the capital expenditures for the completion of the broadband projects that we have financed or are financing will total approximately $5,537 million. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to approximately $3,441 million as of May 31, 2025, from approximately $3,103 million as of May 31, 2024. The three states with the largest CFC loans outstanding for broadband projects were Arkansas, Indiana and Missouri, and broadband loans outstanding for these states totaled $411 million, $373 million and $356 million, respectively, as of May 31, 2025. Many of these broadband projects are also financially supported by various states and the federal government through grant programs, which reduces the investment risk for our electric cooperative members. Although we expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities, their investment in broadband projects has slowed down in the recent year and is expected to increase at a slower rate.

We believe the above trends and current investment priorities of our electric cooperative members will require funding and may result in an increased demand for capital from CFC.

Outlook

Macroeconomic Outlook

Following its meeting held in June 2025, the Federal Open Market Committee (“FOMC”) of the Federal Reserve kept its target for the federal funds rate unchanged at a range of 4.25%–4.50%. The FOMC reiterated that (i) the U.S. economy continues to expand at a solid pace, (ii) the unemployment rate remains low and (iii) inflation remains somewhat elevated. The Federal Reserve’s June 2025 median projection for gross domestic product (“GDP”) annual growth rate in 2025 is 1.4%, down from 1.7% in March 2025. Its median projection for Personal Consumption Expenditures (“PCE”) inflation in 2025 is at 3.0%, up from 2.7% in March 2025, and for U.S. unemployment in 2025 is 4.5%, up from 4.4% in March 2025. As of June 2025, federal funds futures markets anticipated three 25 basis point rate cuts: one in the fourth quarter of 2025, another in the first quarter of 2026 and a final one in the second quarter of 2026. This would bring the target rate range to 3.50%–3.75% by mid-2026. Overall, the market expects interest rates to decline, with a steepening yield curve ahead.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended May 31, 2025. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•An increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended May 31, 2025, primarily driven by an increase in interest-earning assets due to projected loan growth.
•A slight decrease in adjusted net interest yield over the next 12 months, primarily due to the current shape of the yield curve, our baseline interest rates forecast and that our interest-earning assets, primarily lines of credit, are repricing faster than our interest-bearing liabilities. Additionally, lower-cost debt maturing in the near term will need to be refinanced at a forecasted higher interest rate. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.
•A decrease in our adjusted net income over the next 12 months, primarily due to an increase in projected operating expenses.
•A decrease in adjusted TIER over the next 12 months, primarily attributable to increases in projected adjusted interest expense and operating expenses.
•An increase in our adjusted debt-to-equity, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains and losses from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of May 31, 2025, the unrealized periodic derivative forward value gains (losses) are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

Based on our current forecast assumptions, we anticipate net loan growth of $2,059 million over the next 12 months. Historically line of credit loans activity has been fairly unpredictable due to the short-term and dynamic usage patterns of these facilities. Our baseline forecast scenario takes into account known likely near-term activity as well as historical analysis.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between FY2025 and FY2024. Following this section, we provide a discussion and analysis of material changes in amounts reported on our consolidated balance sheet as of May 31, 2025 and 2024. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations” in our 2024 Form 10-K for a comparative discussion of our consolidated results of operations between FY2024 and FY2023.

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

Table 5 presents average balances for FY2025, FY2024 and FY2023, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 5 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements expense in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under “Non-GAAP Financial Measures and Reconciliations.”

Table 5: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2025			2024			2023
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$30,836,680	$1,378,808	4.47%	$29,430,001	$1,269,716	4.31%	$27,743,512	$1,139,604	4.11%
Long-term variable-rate loans	950,923	60,737	6.39	900,005	64,050	7.12	868,087	46,045	5.30
Line of credit loans	3,970,042	253,782	6.39	3,346,109	234,387	7.00	2,842,700	146,031	5.14
Other, net(2)	—	(1,984)	—	—	(1,704)	—	—	(1,536)	—
Total loans	35,757,645	1,691,343	4.73	33,676,115	1,566,449	4.65	31,454,299	1,330,144	4.23
Cash, time deposits and investment securities	389,179	11,890	3.06	699,185	26,902	3.85	783,340	21,585	2.76
Total interest-earning assets	$36,146,824	$1,703,233	4.71%	$34,375,300	$1,593,351	4.64%	$32,237,639	$1,351,729	4.19%
Other assets, less allowance for credit losses(3)	1,134,626			1,103,602			942,621
Total assets(3)	$37,281,450			$35,478,902			$33,180,260

Liabilities:
Commercial paper	$2,233,253	$109,565	4.91%	$2,412,511	$132,746	5.50%	$2,718,934	$98,751	3.63%
Other short-term borrowings	1,628,653	75,447	4.63	1,763,308	92,147	5.23	2,102,341	67,210	3.20
Short-term borrowings(4)	3,861,906	185,012	4.79	4,175,819	224,893	5.39	4,821,275	165,961	3.44
Medium-term notes	10,338,977	485,051	4.69	7,829,126	327,014	4.18	6,206,717	198,711	3.20
Collateral trust bonds(5)	6,949,417	275,593	3.97	7,223,988	275,956	3.82	7,366,266	271,247	3.68
Guaranteed Underwriter Program notes payable	6,360,355	207,620	3.26	6,766,949	216,379	3.20	6,364,870	185,097	2.91
Farmer Mac notes payable	3,657,598	149,380	4.08	3,694,975	158,627	4.29	3,166,098	108,557	3.43
Other notes payable	4,610	253	5.47	2,219	106	4.78	3,424	88	2.57
Subordinated deferrable debt	1,303,900	86,354	6.62	1,222,951	82,611	6.76	991,488	53,119	5.36
Subordinated certificates	1,191,593	53,016	4.45	1,209,490	53,502	4.42	1,230,625	53,728	4.37
Total interest-bearing liabilities	$33,668,356	$1,442,279	4.28%	$32,125,517	$1,339,088	4.17%	$30,150,763	$1,036,508	3.44%
Other liabilities(3)	640,788			533,544			618,422
Total liabilities(3)	34,309,144			32,659,061			30,769,185
Total equity(3)	2,972,306			2,819,841			2,411,075
Total liabilities and equity(3)	$37,281,450			$35,478,902			$33,180,260

Net interest spread(6)			0.43%			0.47%			0.75%
Impact of non-interest-bearing funding(7)			0.29			0.27			0.23
Net interest income/net interest yield(8)		$260,954	0.72%		$254,263	0.74%		$315,221	0.98%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,703,233	4.71%		$1,593,351	4.64%		$1,351,729	4.19%
Interest expense		1,442,279	4.28		1,339,088	4.17		1,036,508	3.44
Add: Net periodic derivative cash settlements interest (income) expense(9)		(99,219)	(1.36)		(127,166)	(1.67)		(33,577)	(0.44)
Adjusted interest expense/adjusted average cost(10)		$1,343,060	3.99%		$1,211,922	3.77%		$1,002,931	3.33%
Adjusted net interest spread(6)			0.72%			0.87%			0.86%
Impact of non-interest-bearing funding(7)			0.28			0.24			0.22
Adjusted net interest income/adjusted net interest yield(11)		$360,173	1.00%		$381,429	1.11%		$348,798	1.08%
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
(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 5 consist of commercial paper, select notes and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 5. The period-end amounts reported as short-term borrowings on our consolidated balances sheets, which are excluded from the calculation of average short-term borrowings presented in Table 5, totaled $451 million, $1,021 million and $367 million as of May 31, 2025, 2024 and 2023, respectively.
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
(8)Net interest yield is calculated based on net interest income for the period divided by total average interest-earning assets for the period.
(9)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,274 million, $7,597 million and $7,668 million for FY2025, FY2024 and FY2023, respectively.
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
(11)Adjusted net interest yield is calculated based on adjusted net interest income for the period divided by total average interest-earning assets for the period.

Table 6 displays the change in net interest income between periods and the extent to which the variance for each category of interest-earning assets and interest-bearing liabilities is attributable to (i) changes in volume, which represents the change in the average balances of our interest-earning assets and interest-bearing liabilities or volume, and (ii) changes in the rate, which represents the change in the average interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 6: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2025 versus 2024			2024 versus 2023
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$109,092	$60,689	$48,403	$130,112	$69,275	$60,837
Long-term variable-rate loans	(3,313)	3,624	(6,937)	18,005	1,693	16,312
Line of credit loans	19,395	43,705	(24,310)	88,356	25,860	62,496
Other, net	(280)	—	(280)	(168)	—	(168)
Total loans	124,894	108,018	16,876	236,305	96,828	139,477
Cash, time deposits and investment securities	(15,012)	(11,928)	(3,084)	5,317	(2,319)	7,636
Total interest income	$109,882	$96,090	$13,792	$241,622	$94,509	$147,113

Interest expense:
Commercial paper	$(23,181)	$(9,863)	$(13,318)	$33,995	$(11,129)	$45,124
Other short-term borrowings	(16,700)	(7,037)	(9,663)	24,937	(10,839)	35,776
Short-term borrowings	(39,881)	(16,900)	(22,981)	58,932	(21,968)	80,900
Medium-term notes	158,037	104,834	53,203	128,303	51,942	76,361
Collateral trust bonds	(363)	(10,489)	10,126	4,709	(5,239)	9,948
Guaranteed Underwriter Program notes payable	(8,759)	(13,001)	4,242	31,282	11,693	19,589
Farmer Mac notes payable	(9,247)	(1,605)	(7,642)	50,070	18,134	31,936
Other notes payable	147	114	33	18	(31)	49
Subordinated deferrable debt	3,743	5,468	(1,725)	29,492	12,401	17,091
Subordinated certificates	(486)	(792)	306	(226)	(923)	697
Total interest expense	103,191	67,629	35,562	302,580	66,009	236,571

Net interest income	$6,691	$28,461	$(21,770)	$(60,958)	$28,500	$(89,458)

Adjusted net interest income:
Interest income	$109,882	$96,090	$13,792	$241,622	$94,509	$147,113
Interest expense	103,191	67,629	35,562	302,580	66,009	236,571
Net periodic derivative cash settlements interest (income) expense(2)	27,947	5,413	22,534	(93,589)	309	(93,898)
Adjusted interest expense(3)	131,138	73,042	58,096	208,991	66,318	142,673
Adjusted net interest income(3)	$(21,256)	$23,048	$(44,304)	$32,631	$28,191	$4,440
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

Reported Net Interest Income

Reported net interest income of $261 million for FY2025 increased by $7 million, or 3%, from FY2024, driven by an increase in average interest-earning assets of $1,772 million, or 5%, partially offset by a decrease in the net interest yield of 2 basis points, or 3%, to 0.72%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 5% during FY2025 was primarily attributable to growth in average total loans of $2,082 million, or 6%, partially offset by a decrease of $310 million in our average total investments, which include cash, time deposits and investment securities. The average loans increase was driven primarily by an increase in average long-term fixed-rate loans of $1,407 million and an increase in average line of credit loans of $624 million, as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans during FY2025 was also attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs.

•Net Interest Yield: The decrease in the net interest yield of 2 basis points, or 3%, was primarily attributable to the combined impact of an increase in our average cost of borrowings of 11 basis points to 4.28%, which was partially offset by an increase in the average yield on interest-earning assets of 7 basis points to 4.71% and an increase in the benefit from non-interest-bearing funding of 2 basis point to 0.29%. The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets, while the interest rates for variable-rate and line of credit loans decreased due to the federal funds rate cuts during FY2025. Meanwhile, our average cost of borrowings increased due to the long-term debt issued at higher interest rates after May 31, 2024.

Adjusted Net Interest Income

Adjusted net interest income of $360 million for FY2025 decreased by $21 million, or 6%, from FY2024, driven by a decrease in the adjusted net interest yield of 11 basis points, or 10%, to 1.00%, partially offset by an increase in average interest-earning assets of $1,772 million, or 5%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 11 basis points, or 10%, was attributable to an increase in our adjusted average cost of borrowings of 22 basis points to 3.99%, which was partially offset by the combined impact of an increase in the average yield on interest-earning assets of 7 basis points to 4.71% and an increase in the benefit from non-interest-bearing funding of 4 basis points to 0.28%. The increase in adjusted average cost of borrowings was attributable to the long-term debt issued at higher interest rates after May 31, 2024, and a lower average yield earned on our interest rate swaps as discussed below under the “Derivatives Cash Settlements” section. We discussed above the primary drivers for the increases in the average yield on interest-earning assets.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $99 million, $127 million and $34 million for FY2025, FY2024 and FY2023, respectively.

The decrease in derivative cash settlements interest income between FY2025 and FY2024 was due to the lower net interest rates received on our pay-fixed swaps in FY2025, compared with FY2024, due to the federal funds rate cuts during FY2025 and an $8 million gain related to treasury locks recorded in FY2024. See “Note 10—Derivative Instruments and Hedging Activities” in this Report for additional information on our treasury locks activity.

See “Non-GAAP Financial Measures and Reconciliations” for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision (Benefit) for Credit Losses

Our provision (benefit) for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio was $41 million and 0.11%, respectively, as of May 31, 2025. In comparison, our allowance for credit losses and allowance coverage ratio was $49 million and 0.14%, respectively, as of May 31, 2024.

We recorded a benefit for credit losses of $8 million for FY2025, resulting from a reduction in the asset-specific allowance for a nonperforming loan attributable to higher actual than expected payments received on this loan during FY2025. Our collective allowance decreased slightly during FY2025, primarily due to an improved recovery rate on our power supply loan portfolio, partially offset by an increase attributable to loan portfolio growth. In comparison, we recorded a benefit for credit losses of $5 million for FY2024, resulting from a decrease of $8 million in the asset-specific allowance for a nonperforming CFC power supply loan and a recovery of $1 million attributable to additional loan payments received on the previously charged-off loans, partially offset by an increase of $4 million in the collective allowance. The increase in the collective allowance for FY2024 was due to the growth in our loan portfolio, a slight decline in the overall credit quality of our loan portfolio and slightly higher expected default rates derived from third-party utility sector default data used in estimating the allowance for credit losses.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio.” We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships, and gains and losses on equity and debt investment securities, which consist of both unrealized and realized gains and losses.

Table 7 presents the components of non-interest income recorded in our consolidated statements of operations.

Table 7: Non-Interest Income

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Non-interest income components:
Fee and other income	$23,597	$22,792	$18,134
Derivative gains (losses)	(5,851)	392,037	285,844
Investment securities gains (losses)	5,674	10,772	(4,974)
Total non-interest income	$23,420	$425,601	$299,004

The significant variance in non-interest income between fiscal years was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced a decrease in gains recorded on our debt and equity investment securities of $5 million for FY2025 compared with FY2024. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities in our consolidated statements of operations.

Derivative Gains (Losses)

As of May 31, 2025 and 2024, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with a majority of the benchmark variable rate for the floating-rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”) as of May 31, 2025.

Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of May 31, 2025 and 2024. See “Note 10—Derivative Instruments and Hedging Activities” in this Report for detailed information on our cash flow hedge activities during FY2025, FY2024 and FY2023.

The total notional amount for our interest rate swaps was $7,252 million and $7,366 million as of May 31, 2025 and 2024, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 80% and 79% of the outstanding notional amount as of May 31, 2025 and 2024, respectively. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of May 31, 2025, the average remaining maturity of our pay-fixed and receive-fixed swaps was 16 years and two years, respectively, compared with 18 years and two years, respectively, as of May 31, 2024.

Table 8 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 8: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$99,219	$127,166	$33,577
Derivative forward value gains (losses)	(105,070)	264,871	252,267
Derivative gains (losses)	$(5,851)	$392,037	$285,844

We recorded derivative losses of $6 million for FY2025, attributable to decreases in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during FY2025. In comparison, we recorded derivative gains of $392 million for FY2024, primarily attributable to increases in the medium- and longer-term swap interest rates during FY2024.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 9 below.

Comparative Swap Curves

Table 9 provides comparative swap curves as of May 31, 2025, 2024, 2023 and 2022.

Table 9: Comparative Swap Curves

6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
5.52%
5.33%
4.67%
4.59%
4.32%
3.68%
4.19%
3.81%
3.60%
3.95%
3.86%
3.65%
4.04%
3.71%
3.44%
2.89%
2.86%
2.93%
2.85%
1.61%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
May 31, 2025
May 31, 2024
May 31, 2023
May 31, 2022

___________________________
Benchmark rates obtained from Bloomberg.

See “Note 1—Summary of Significant Accounting Policies—Derivative Instruments” and “Note 10—Derivative Instruments and Hedging Activities” in this Report for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses and other miscellaneous expenses.

Table 10 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 10: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Non-interest expense components:
Salaries and employee benefits	$(72,171)	$(67,401)	$(59,011)
Other general and administrative expenses	(70,944)	(58,970)	(50,620)
Operating expenses	(143,115)	(126,371)	(109,631)
Other non-interest expense	(9,168)	(3,189)	(1,604)
Total non-interest expense	$(152,283)	$(129,560)	$(111,235)

Non-interest expense of $152 million for FY2025, increased by $23 million, or 18%, from FY2024, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, consulting, depreciation and amortization, member relations and board expenses. In addition, during FY2025, we recorded an $8 million non-interest expense from an impairment loss on our equity investment in Riesel HoldCo, LLC obtained in FY2023 as part of the Brazos Sandy Creek Electric Cooperative Inc. bankruptcy filing. See “Note 4—Loans” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a detailed discussion of this equity investment.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net income attributable to noncontrolling interests of less than $1 million for FY2025, which represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company during FY2025. In comparison, we recorded a net income attributable to noncontrolling interests of $1 million for FY2024 and less than $1 million for FY2023, which represented 100% of the results of operations of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interest in their respective companies during FY2024 and FY2023. On December 1, 2023, we completed the RTFC sale transaction and RTFC was subsequently dissolved. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased by $2,147 million, or 6%, in FY2025 to $38,325 million as of May 31, 2025, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $2,056 million, or 6%, to $35,222 million as of May 31, 2025, largely due to issuances of debt to fund the growth in our loan portfolio. Total equity increased by $91 million to $3,103 million as of May 31, 2025, primarily attributable to our reported net income of $140 million for FY2025, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $47 million during FY2025.

Below is a discussion of changes in the major components of our assets and liabilities during FY2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in this Report.

Loans Outstanding

Table 11 presents loans outstanding by legal entity, member class and loan product type as of May 31, 2025 and 2024.

Table 11: Loans—Outstanding Amount by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2025		2024
Member class:	Amount	% of Total	Amount	% of Total	Change
CFC:
Distribution	$29,262,495	79%	$27,104,463	78%	$2,158,032
Power supply	5,895,500	16	5,641,898	16	253,602
Statewide and associate	251,325	—	237,346	1	13,979
Total CFC	35,409,320	95	32,983,707	95	2,425,613
NCSC:
Electric	1,078,763	3	945,880	3	132,883
Telecom	575,465	2	598,597	2	(23,132)
Total NCSC	1,654,228	5	$1,544,477	5	109,751
Total loans outstanding(1)	37,063,548	100	34,528,184	100	2,535,364
Deferred loan origination costs—CFC(2)	16,430	—	14,101	—	2,329
Loans to members	$37,079,978	100%	$34,542,285	100%	$2,537,693

Loan type:
Long-term loans:
Fixed rate	$31,388,313	85%	$30,266,043	88%	$1,122,270
Variable rate	1,122,250	3	839,458	2	282,792
Total long-term loans	32,510,563	88	31,105,501	90	1,405,062
Line of credit loans	4,552,985	12	3,422,683	10	1,130,302
Total loans outstanding(1)	37,063,548	100	34,528,184	100	2,535,364
Deferred loan origination costs—CFC(2)	16,430	—	14,101	—	2,329
Loans to members	$37,079,978	100%	$34,542,285	100%	$2,537,693
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2)Deferred loan origination costs are recorded at CFC segment.

The increase in loans to members of $2,538 million, or 7%, from May 31, 2024, was primarily attributable to net increases in long-term and line of credit loans of $1,405 million and $1,130 million, respectively. Of the increase in line of credit loans, 78% was attributable to borrowings under emergency line of credit loans by our members primarily for Hurricane Helene recovery costs. The remaining 22% was primarily attributable to funding provided for member working capital and NCSC renewable project financing.

Long-term loan advances totaled $3,109 million during FY2025, of which approximately 90% was provided to members for capital expenditures, 7% was provided for bridge financing, 2% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. In comparison, long-term loan advances totaled $3,371 million during FY2024, of which approximately 93% was provided to members for capital expenditures, 1% was provided for the refinancing of loans made by other lenders and 6% was provided for other purposes, primarily business acquisitions. Of the $3,109 million total long-term loans advanced during FY2025, $2,635 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years. In comparison, of the $3,371 million total long-term loans advanced during FY2024, $3,155 million were fixed-rate loan advances with a weighted average fixed-rate term of 11 years. The weighted average term selected by our members on the long-term fixed-rate loans has continued to decline due to the elevated interest rate environment.

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

Debt Product Types

We offer various short- and long-term unsecured debt securities to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We also issue commercial paper, medium-term notes and collateral trust bonds in the capital markets. Additionally, we have access to funds under borrowing arrangements with banks, other noncapital markets and U.S. government agencies. Table 12 displays our primary funding sources and their selected key attributes.

Table 12: Debt—Debt Product Types

Debt Product Type	Maturity Range	Market	Secured/Unsecured
Short-term funding programs:
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Securities sold under repurchase agreements	1 to 90 days	Capital markets	Secured
Other funding programs:
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Collateral trust bonds(1)	Up to 30 years	Capital markets	Secured
Guaranteed Underwriter Program notes payable(2)	Up to 30 years	U.S. government	Secured
Farmer Mac notes payable(3)	Up to 30 years	Other noncapital markets	Secured
Subordinated deferrable debt(4)	Up to 45 years	Capital markets	Unsecured
Members’ subordinated certificates(5)	Up to 100 years	Members	Unsecured
Revolving credit agreements	Up to 5 years	Bank institutions	Unsecured
____________________________
(1)Collateral trust bonds are secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds. Collateral trust bonds also include those issued in a private placement transaction.
(2)Represents notes payable under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program. The Federal Financing Bank provides the financing for these notes, and Rural Utilities Service (“RUS”) provides a guarantee of repayment. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount of the notes payable.
(3)We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the note purchase agreement with Farmer Mac.
(4)Subordinated deferrable debt is subordinate and junior to senior debt and debt obligations we guarantee, but senior to subordinated certificates. We have the right at any time, and from time to time, during the term of the subordinated deferrable debt to suspend interest payments for a certain number of consecutive interest payment periods, as defined in the respective prospectus supplements. To date, we have not exercised our option to suspend interest payments. We also have the right to call the subordinated deferrable debt, in whole or in part, at par, either at certain intervals or any time five or 10 years after the issuance. The specific terms are detailed in each respective subordinated deferrable debt’s prospectus supplement.
(5)Members’ subordinated certificates consist of membership subordinated certificates, loan and guarantee certificates and member capital securities, and are subordinated and junior to senior debt, subordinated debt and debt obligations we guarantee. Membership subordinated certificates generally mature 100 years subsequent to issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates also may amortize annually based on the outstanding loan balance. Member capital securities mature 30 years subsequent to issuance. Member capital securities are callable at par beginning either five or 10 years subsequent to the issuance and anytime thereafter.

Debt Outstanding

Table 13 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2025 and 2024. Table 13 also displays the composition of our debt based on several additional selected attributes.

Table 13: Debt—Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2025		2024
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Change
Debt product type:
Commercial Paper:
Members, at par	$785,608	3.98%	$1,158,020	5.08%	$(372,412)
Dealer, net of discounts	2,206,451	4.47	504,631	5.41	1,701,820
Total commercial paper	2,992,059	4.34	1,662,651	5.18	1,329,408
Select notes to members	1,304,240	4.22	1,274,066	5.36	30,174
Daily liquidity fund notes to members	343,916	3.75	375,191	4.60	(31,275)
Medium-term notes:
Members, at par	870,849	4.61	879,626	5.39	(8,777)
Dealer, net of discounts	9,611,038	4.64	8,947,076	4.38	663,962
Total medium-term notes	10,481,887	4.64	9,826,702	4.47	655,185
Collateral trust bonds	6,895,702	3.68	6,739,921	3.49	155,781
Guaranteed Underwriter Program notes payable	6,456,852	3.31	6,491,814	3.27	(34,962)
Farmer Mac notes payable	3,780,461	4.00	3,863,510	4.34	(83,049)
Subordinated deferrable debt	1,329,485	6.36	1,286,861	6.63	42,624
Members’ subordinated certificates:
Membership subordinated certificates	628,637	4.96	628,625	4.96	12
Loan and guarantee subordinated certificates	309,914	3.02	322,863	3.02	(12,949)
Member capital securities	246,163	5.01	246,163	5.01	—
Total members’ subordinated certificates	1,184,714	4.46	1,197,651	4.44	(12,937)
Total debt outstanding	$34,769,316	4.14%	$32,718,367	4.17%	$2,050,949

Security type:
Secured debt	49%		52%
Unsecured debt	51		48
Total	100%		100%

Funding source:
Members	13%		15%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	18		20
Farmer Mac notes payable	11		12
Total other non-capital markets	29		32
Capital markets	58		53
Total	100%		100%

Interest rate type:
Fixed-rate debt	81%		82%
Variable-rate debt	19		18
Total	100%		100%

Interest rate type including swaps impact:
Fixed-rate debt(1)	94%		95%
Variable-rate debt(2)	6		5
Total	100%		100%

Maturity classification:(3)
Short-term borrowings	15%		13%
Long-term and subordinated debt(4)	85		87
Total	100%		100%

____________________________
(1)Includes variable-rate debt that has been swapped to a fixed rate, net of any fixed-rate debt that has been swapped to a variable rate.
(2)Includes fixed-rate debt that has been swapped to a variable rate, net of any variable-rate debt that has been swapped to a fixed rate. Also includes commercial paper notes, which generally have maturities of less than 90 days. The interest rate on commercial paper notes does not change once the note has been issued; however, the interest rate for new commercial paper issuances changes daily.
(3)Borrowings with an original contractual maturity of one year or less are classified as short-term borrowings. Borrowings with an original contractual maturity of greater than one year are classified as long-term debt.
(4)Consists of long-term debt, subordinated deferrable debt and total members’ subordinated debt reported on our consolidated balance sheets. Maturity classification is based on the original contractual maturity as of the date of issuance of the debt.

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Debt outstanding totaled $34,769 million as of May 31, 2025, which increased by $2,051 million, or 6%, from May 31, 2024, due to borrowings to fund the increase in loans to members. We provide additional information on our financing activities for FY2025 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 14 displays member debt outstanding, by product type, as of May 31, 2025 and 2024.

Table 14: Debt—Member Investments

	May 31,				Change
	2025		2024
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$785,608	26%	$1,158,020	70%	$(372,412)
Select notes	1,304,240	100	1,274,066	100	30,174
Daily liquidity fund notes	343,916	100	375,191	100	(31,275)
Medium-term notes	870,849	8	879,626	9	(8,777)
Members’ subordinated certificates	1,184,714	100	1,197,651	100	(12,937)
Total member investments	$4,489,327		$4,884,554		$(395,227)

Percentage of total debt outstanding	13%		15%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 13% and 15% of total debt outstanding as of May 31, 2025 and 2024, respectively. The decrease in member investments of $395 million as of May 31, 2025 compared with the prior year, was primarily due to a reduction in member commercial paper investments as our members used funds from these investments to finance capital expenditure programs and operating needs. Over the last three fiscal years, our member investments, including both short-term and long-term investments, have averaged $4,920 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,091 million as of May 31, 2025, from $4,333 million as of May 31, 2024, primarily driven by an increase in outstanding dealer commercial paper of $1,702 million, partially offset by a repayment of $500 million in short-term notes payable under the Farmer Mac revolving note purchase agreement and a decrease in short-term member investments of $444 million during FY2025. Short-term borrowings accounted for 15% and 13% of total debt outstanding as of May 31, 2025 and 2024, respectively. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt increased to $29,678 million as of May 31, 2025, from $28,386 million as of May 31, 2024, primarily due to net increases of $724 million in dealer and member medium-term notes, $417 million in notes payable under the Farmer Mac revolving note purchase agreement, $156 million in collateral trust bonds, $43 million in subordinated deferrable debt, partially offset by decreases of $35 million in notes payable under the Guaranteed Underwriter Program and $13 million in members’ subordinated certificates during FY2025. Long-term and subordinated debt accounted for 85% and 87% of total debt outstanding as of May 31, 2025 and 2024, respectively. We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 15 presents the components of total CFC equity and total equity as of May 31, 2025 and 2024.

Table 15: Equity

	May 31,		Change
(Dollars in thousands)	2025	2024
Equity components:
Membership fees and educational fund:
Membership fees	$966	$968	$(2)
Educational fund	2,658	2,608	50
Total membership fees and educational fund	3,624	3,576	48
Patronage capital allocated	948,526	928,232	20,294
Members’ capital reserve	1,631,609	1,455,564	176,045
Total allocated equity	2,583,759	2,387,372	196,387
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains(1)	606,215	342,624	263,591
Fiscal year derivative forward value gains (losses)(1)	(104,552)	263,591	(368,143)
Fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215	(104,552)
Other unallocated net loss	(709)	(709)	—
Unallocated net income	500,954	605,506	(104,552)
CFC retained equity	3,084,713	2,992,878	91,835
Accumulated other comprehensive loss	(2,236)	(1,416)	(820)
Total CFC equity	3,082,477	2,991,462	91,015
Noncontrolling interests	20,989	20,707	282
Total equity	$3,103,466	$3,012,169	$91,297
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 36 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 16—Business Segments” in this Report for the statements of operations for CFC.

The increase in total equity of $91 million to $3,103 million as of May 31, 2025 compared with May 31, 2024 was attributable to our reported net income of $140 million for FY2025, partially offset by the CFC Board of Directors’ authorized patronage capital retirements of $47 million during FY2025.

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

In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2025 to the cooperative educational fund. In July 2025, the CFC Board of Directors authorized the allocation of FY2025 adjusted net income as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve. In July 2025, the CFC Board of Directors also authorized the retirement of patronage capital totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for FY2025 and $19 million represented the portion of the allocation from fiscal year 2000 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $53 million to members in cash in the second quarter of fiscal year 2026. The remaining portion of the patronage capital allocation for FY2025 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2024 to the cooperative educational fund. In July 2024 the CFC Board of Directors authorized the allocation of FY2024 adjusted net income as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve. In July 2024, the CFC Board of Directors also authorized the retirement of patronage capital totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for FY2024 and $17 million represented the portion of the allocation from fiscal year 1999 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2024. The remaining portion of the patronage capital allocation for FY2024 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023, and the remaining $25 million was allocated to the CFC members’ capital reserve during FY2024.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 45 of the last 46 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. During FY2024, the CFC Board of Directors approved a change in the allocation of net earnings that would allow us to retain additional earnings and help in effectively managing our adjusted debt-to-equity ratio. As a result of this change, we retained 79% of adjusted net income for FY2024 in members’ capital reserve, compared with 56% for FY2023.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 85% and 88% of total loans outstanding as of May 31, 2025 and 2024, respectively.

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio inherently subject to single-industry and single-obligor credit concentration risk since our inception in 1969. We historically, however, have experienced limited defaults and losses in our electric utility loan portfolio due to several factors. First, the majority of our electric cooperative borrowers operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Second, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Third, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. As not-for-profit entities, rural electric cooperatives, unlike investor-owned utilities, generally are eligible to apply for assistance from federal and/or state agencies to help recover from major disasters or emergencies. Fourth, electric cooperatives tend to adhere to a conservative core business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network. Finally, we generally lend to our members on a senior secured basis, which reduces the risk of loss in the event of a borrower default.

Below we provide information on the credit risk profile of our loan portfolio, including security provisions, credit concentration, credit quality indicators and our allowance for credit losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, distribution and power supply borrowers also are required to set rates charged to customers to achieve certain specified financial ratios. Table 16 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of May 31, 2025 and 2024. Of our total loans outstanding, 89% and 92% were secured as of May 31, 2025 and 2024, respectively.

Table 16: Loans—Loan Portfolio Security Profile

	May 31, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,376,425	90%	$2,886,070	10%	$29,262,495
Power supply	4,771,255	81	1,124,245	19	5,895,500
Statewide and associate	238,596	95	12,729	5	251,325
Total CFC	31,386,276	89	4,023,044	11	35,409,320
NCSC:
Electric	1,064,125	99	14,638	1	1,078,763
Telecom	561,132	98	14,333	2	575,465
Total NCSC	1,625,257	98	28,971	2	1,654,228
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548

Loan type:
Long-term loans:
Fixed rate	$31,269,102	100%	$119,211	—%	$31,388,313
Variable rate	911,573	81	210,677	19	1,122,250
Total long-term loans	32,180,675	99	329,888	1	32,510,563
Line of credit loans	830,858	18	3,722,127	82	4,552,985
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548

	May 31, 2024
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$25,114,323	93%	$1,990,140	7%	$27,104,463
Power supply	4,836,612	86	805,286	14	5,641,898
Statewide and associate	215,229	91	22,117	9	237,346
Total CFC	30,166,164	91	2,817,543	9	32,983,707
NCSC:
Electric	921,321	97	24,559	3	945,880
Telecom	554,797	93	43,800	7	598,597
Total NCSC	1,476,118	96	68,359	4	1,544,477
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184

Loan type:
Long-term loans:
Fixed rate	$30,118,544	100%	$147,499	—%	$30,266,043
Variable rate	838,045	100	1,413	—	839,458
Total long-term loans	30,956,589	100	148,912	—	31,105,501
Line of credit loans	685,693	20	2,736,990	80	3,422,683
Total loans outstanding(1)	$31,642,282	92	$2,885,902	8	$34,528,184
____________________________

(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $16 million and $14 million as of May 31, 2025 and 2024, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities, or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $36,488 million and $33,930 million as of May 31, 2025 and 2024, respectively, and represented approximately 98% of our total loans outstanding as of both the dates. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $105 million and $114 million as of May 31, 2025 and 2024, respectively.

Single-Obligor Concentration

Table 17 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of May 31, 2025 and 2024. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of May 31, 2025, compared with 13 distribution systems and seven power supply systems as of May 31, 2024. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2025 and 2024.

Table 17: Loans—Loan Exposure to 20 Largest Borrowers

	May 31,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$5,054,345	14%	$4,583,422	13%
Power supply	1,926,448	5	2,090,648	6
Total CFC	6,980,793	19	6,674,070	19
NCSC Electric	168,063	—	177,238	1
Total loan exposure to 20 largest borrowers	7,148,856	19	6,851,308	20
Less: Loans covered under Farmer Mac standby purchase commitment	(155,078)	—	(226,171)	(1)
Net loan exposure to 20 largest borrowers	$6,993,778	19%	$6,625,137	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $346 million and $370 million as of May 31, 2025 and 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $155 million and $226 million as of May 31, 2025 and 2024, respectively, which reduced our exposure to the 20 largest borrowers to $6,994 million and $6,625 million of our total loans outstanding as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 899, located in 49 states as of May 31, 2025, compared with 885 borrowers, located in 49 states and the District of Columbia as of May 31, 2024. Of the 899 and 885 borrowers with loans outstanding as of May 31, 2025 and

2024, respectively, 50 were electric power supply borrowers as of both May 31, 2025 and 2024. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 and 67 borrowers with loans outstanding as of May 31, 2025 and 2024, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,105 million and $5,768 million as of May 31, 2025 and 2024, respectively, and accounted for approximately 16% and 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $118 million and $126 million as of May 31, 2025 and 2024, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,987 million and $5,642 million as of each respective date.

Table 18 provides a breakdown, by state or U.S. territory, of the total number of borrowers with loans outstanding as of May 31, 2025 and 2024 and the outstanding loan exposure to borrowers in each jurisdiction as a percentage of total loans outstanding of $37,064 million and $34,528 million as of May 31, 2025 and 2024, respectively.

Table 18: Loans—Loan Geographic Concentration

	May 31,
	2025		2024
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Alabama	22	2.57%	23	2.62%
Alaska	16	2.96	16	3.19
Arizona	12	1.27	10	1.29
Arkansas	24	3.64	23	3.77
California	4	0.13	4	0.11
Colorado	27	4.77	27	5.37
Delaware	3	0.14	3	0.18
District of Columbia	—	—	1	0.03
Florida	21	5.40	21	3.97
Georgia	45	5.96	41	5.59
Hawaii	2	0.20	2	0.24
Idaho	12	0.36	10	0.34
Illinois	29	3.12	29	3.12
Indiana	41	4.30	41	3.87
Iowa	37	2.22	37	2.38
Kansas	27	3.30	27	3.28
Kentucky	22	2.41	22	2.56
Louisiana	10	1.66	9	1.68
Maine	3	0.05	3	0.06
Maryland	2	1.33	2	1.50
Massachusetts	1	0.16	1	0.17
Michigan	11	2.26	10	1.90
Minnesota	45	1.70	44	1.87
Mississippi	21	1.90	22	2.04
Missouri	44	5.60	43	5.71
Montana	22	0.86	22	0.86
Nebraska	11	0.10	10	0.12
Nevada	7	0.53	7	0.59
New Hampshire	2	0.60	2	0.52
New Jersey	2	0.06	2	0.07
New Mexico	11	0.14	10	0.16
New York	17	0.46	16	0.38
North Carolina	26	2.77	26	2.72
North Dakota	16	2.41	16	2.49
Ohio	26	1.96	26	2.00
Oklahoma	26	3.22	27	3.32
Oregon	19	1.20	20	1.22
Pennsylvania	13	1.67	15	1.75
Rhode Island	1	0.03	1	0.03
South Carolina	22	3.16	22	2.80
South Dakota	28	0.71	28	0.74
Tennessee	24	0.98	22	0.95
Texas	68	16.47	67	16.71
Utah	4	0.63	4	0.65
Vermont	4	0.16	4	0.15
Virginia	19	0.93	18	1.18
Washington	11	0.85	10	0.87
West Virginia	2	0.03	2	0.03
Wisconsin	27	1.78	27	1.90
Wyoming	10	0.88	10	0.95
Total	899	100.00%	885	100.00%

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during FY2025. We had one loan modification to an NCSC telecom borrower experiencing financial difficulty during FY2024. This loan received a term extension and had an amortized cost of $3 million, representing 1% of the NCSC telecom loan portfolio as of May 31, 2024. The loan has been performing in accordance with the terms of the loan agreement after the modification.

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

We had a loan to one CFC electric power supply borrower of $26 million and $49 million classified as nonperforming, which represented 0.07% and 0.14% of total loans outstanding as of May 31, 2025 and 2024, respectively. The reduction in the nonperforming loan was due to payments received on this nonperforming loan during FY2025.

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

We had no charge-offs during FY2025 and FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts related to two CFC electric power supply loans during FY2024. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

In our 56-year history, we have experienced only 18 defaults in our electric utility loan portfolio. Of the 18 defaults, one remains unresolved with an expected ultimate resolution date in calendar year 2025; nine resulted in no loss; and eight resulted in cumulative net charge-offs of $100 million. Of this amount, $81 million was attributable to seven electric power supply cooperatives and $19 million was attributable to one electric distribution cooperative. We historically have experienced high recovery rates for our electric loan portfolio. This can be attributed to several factors: (i) the unique organizational structure and operating environment of rural electric utility cooperatives, (ii) our lending policy that typically mandates a senior security position on borrowers’ assets and revenue for long-term loans, (iii) the significant investment our member-borrowers have in CFC and (iv) our collaborative approach when working with members in the event of a default. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

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

Criticized loans totaled $219 million and $249 million as of May 31, 2025 and 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $30 million in criticized loans was due primarily to $23 million of payments received from a CFC electric power supply borrower in the doubtful category and a $4 million decrease in loans outstanding to one CFC electric distribution borrower in the special mention category. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2025 and 2024.

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

Table 19 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of May 31, 2025 and 2024 and the allowance components as of each date.

Table 19: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	May 31,
	2025			2024
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$29,262,495	$18,473	0.06%	$27,104,463	$15,954	0.06%
Power supply	5,895,500	15,456	0.26	5,641,898	25,583	0.45
Statewide and associate	251,325	1,100	0.44	237,346	1,189	0.50
Total CFC	35,409,320	35,029	0.10	32,983,707	42,726	0.13
NCSC:
Electric	1,078,763	3,818	0.35	945,880	3,937	0.42
Telecom	575,465	1,768	0.31	598,597	2,063	0.34
Total NCSC	1,654,228	5,586	0.34	1,544,477	6,000	0.39
Total	$37,063,548	$40,615	0.11	$34,528,184	$48,726	0.14

Allowance components:
Collective allowance	$37,031,238	$31,313	0.08%	$34,472,276	$31,556	0.09%
Asset-specific allowance	32,310	9,302	28.79	55,908	17,170	30.71
Total	$37,063,548	$40,615	0.11	$34,528,184	$48,726	0.14

Allowance coverage ratios:
Nonaccrual loans(3)	$26,099		155.62%	$48,669		100.12%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period-end. Excludes unamortized deferred loan origination costs of $16 million and $14 million as of May 31, 2025 and 2024, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period-end divided by the related loans outstanding at period-end.
(3)Calculated based on the total allowance for credit losses at period-end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.07% and 0.14% of total loans outstanding as of May 31, 2025 and 2024, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses and allowance coverage ratio decreased to $41 million and 0.11%, respectively, as of May 31, 2025, from $49 million and 0.14%, respectively, as of May 31, 2024. The $8 million decrease in the allowance for credit losses was attributable to a reduction in the asset-specific allowance due to higher actual than expected payments received on a nonperforming loan during FY2025. Our collective allowance decreased slightly during FY2025, primarily due to an improved recovery rate on our power supply loan portfolio, partially offset by an increase attributable to loan portfolio growth.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $135 million and $125 million, respectively, as of May 31, 2025. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of May 31, 2025, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2024.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2025 and 2024, and from AA- to BBB+ by S&P as of both May 31, 2025 and 2024. The total outstanding notional amount of derivatives with these counterparties was $7,252 million and $7,366 million as of May 31, 2025 and 2024, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 25% and 24% of the total outstanding notional amount of our derivatives as of May 31, 2025 and 2024, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 10—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $506 million and $611 million as of May 31, 2025 and 2024, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 10—Derivative Instruments and Hedging Activities” in this Report.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 20 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities as of May 31, 2025 and 2024.

Table 20: Available Liquidity

	May 31,
	2025			2024
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$135	$—	$135	$280	$—	$280
Debt securities investment portfolio(1)	114	—	114	281	—	281
Total cash and investment debt securities	249	—	249	561	—	561
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	3,300	7	$3,293	2,800	2	2,798
Guaranteed Underwriter Program committed facilities—secured(3)	10,373	9,023	1,350	9,923	8,723	1,200
Farmer Mac revolving note purchase agreement—secured(4)	6,500	3,780	2,720	6,000	3,864	2,136
Total committed credit facilities	20,173	12,810	7,363	18,723	12,589	6,134
Total available liquidity	$20,422	$12,810	$7,612	$19,284	$12,589	$6,695
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period-end. Our portfolio of equity securities consists primarily of preferred stock securities that are not as readily redeemable; therefore, we exclude our portfolio of equity securities from our available liquidity.

(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million and $2 million as of May 31, 2025 and 2024, respectively, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 21 presents our primary liquidity coverage ratios as of May 31, 2025 and 2024 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 21: Liquidity Coverage Ratios

	May 31,
(Dollars in millions)	2025	2024
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,612	$6,695
Debt scheduled to mature over next 12 months:
Short-term borrowings	5,091	4,333
Long-term and subordinated debt scheduled to mature over next 12 months	3,679	2,676
Total debt scheduled to mature over next 12 months	8,770	7,009
Excess (deficit) in available liquidity over debt scheduled to mature over next 12 months	$(1,158)	$(314)

Liquidity coverage ratio	0.87	0.96

Liquidity coverage ratio, excluding expected maturities of member short-term investments(3)
Total available liquidity(2)	$7,612	$6,695
Total debt scheduled to mature over next 12 months	8,770	7,009
Exclude: Member short-term investments(4)	(2,885)	(3,328)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	5,885	3,681
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$1,727	$3,014

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.29	1.82
___________________________
(1)Calculated based on available liquidity at period-end divided by total debt scheduled to mature over the next 12 months at period-end.

(2)Total available liquidity is presented above in Table 20.
(3)Calculated based on available liquidity at period-end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(4)Member short-term investments include commercial paper sold directly to members, select notes, daily liquidity fund notes and short-term medium-term notes sold to members. See Table 23: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates below for additional information.

As presented in Table 21 above, our available liquidity of $7,612 million as of May 31, 2025 was $1,158 million less than our total scheduled debt obligations over the next 12 months of $8,770 million, consisting of short-term borrowings and long-term and subordinated debt. The short-term borrowings scheduled maturity amount consists of member investments of $2,885 million and dealer commercial paper of $2,206 million. The long-term and subordinated scheduled debt obligations over the next 12 months of $3,679 million consist of debt maturities and scheduled debt payment amounts, of which, $206 million was from member investments.

We believe we can continue to roll over our member short-term investments of $2,885 million as of May 31, 2025, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,363 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of May 31, 2025 was $1,727 million in excess of, or 1.3 times over, our total $5,885 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $1,668 million from scheduled long-term loan principal payments over the next 12 months. While our available liquidity increased by $917 million, or 14% as of May 31, 2025 compared to the prior year, the decline in the liquidity coverage ratio was primarily driven by an increase in debt scheduled to mature over the next 12 months. This was largely due to increased dealer commercial paper issuances to support substantial growth in line of credit loans activity, as well as higher volume of upcoming long-term debt maturities over the next 12 months.

We expect to continue accessing the dealer commercial paper market as a cost-effective means of satisfying our incremental short-term liquidity needs. To mitigate commercial paper rollover risk, we expect to continue to maintain our committed bank revolving line of credit agreements and be in compliance with the covenants of these agreements so we can draw on these facilities, if necessary, to repay commercial paper that cannot be refinanced with similar debt. Under master repurchase agreements we have with our bank counter parties, we can obtain short-term funding in secured borrowing transactions by selling investment-grade corporate debt securities from our investment securities portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. Our debt securities investment portfolio totaled $114 million and $281 million as of May 31, 2025 and 2024, respectively, and is intended to serve as an additional source of liquidity. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both May 31, 2025 and 2024; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $11 million as of May 31, 2025, consisting of common stock, and $37 million as of May 31, 2024, consisting primarily of preferred stock securities that are not as readily redeemable; therefore, we excluded the equity securities from our available liquidity. We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” in this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $20,173 million and $18,723 million as of May 31, 2025 and 2024, respectively, and the aggregate amount available for access totaled $7,363 million and $6,134 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our commercial paper. On December 5, 2024, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2027 and November 28, 2028, respectively, and to increase commitments by $250 million (excluding the $150 million commitment termination described below) under each of the three-year and four-year revolving credit agreements. Commitments of $150 million that were scheduled to mature on November 28, 2025 were terminated under the three-year revolving credit agreement and commitments of $150 million will continue to expire at the prior maturity date of November 28, 2026 under the four-year revolving credit agreement. As of May 31, 2025, the total commitment amount under the three-year facility and the four-year facility was $1,595 million and $1,705 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,300 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 22 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of May 31, 2025.

Table 22: Committed Bank Revolving Line of Credit Agreements

	May 31, 2025
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

Although our committed bank revolving line of credit agreements do not contain a material adverse change clause or rating triggers that would limit the banks’ obligations to provide funding under the terms of the agreements, we must be in compliance with the covenants to draw on the facilities. We have been and expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements. As such, we could draw on these facilities to repay commercial paper that cannot be rolled over.

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

As displayed in Table 20, we had accessed $9,023 million under the Guaranteed Underwriter Program and up to $1,350 million was available for borrowing as of May 31, 2025. Of the $1,350 million available borrowing amount, $450 million is available for advance through July 15, 2027, $450 million is available for advance through July 15, 2028 and $450 million is available for advance through July 15, 2029. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,457 million as of May 31, 2025.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac that allows us to borrow, repay and re-borrow funds at any time through maturity, provided the outstanding principal does not exceed the agreement limit. On January 14, 2025, we amended the revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,500 million from $6,000 million, and extend the draw period from June 30, 2027 to January 14, 2030, with successive one-year renewals upon 60 days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Under this agreement, we had outstanding secured notes payable totaling $3,780 million and $3,864 million as of May 31, 2025 and 2024, respectively. We borrowed $500 million in long-term notes payable, and repaid $500 million in short-term and $83 million in long-term notes payable under this note purchase agreement with Farmer Mac during FY2025. As displayed in Table 20, the amount available for borrowing under this agreement was $2,720 million as of May 31, 2025. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Table 23: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates

	May 31,
	2025		2024
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$2,206,451	4.47%	$504,631	5.41%
Commercial paper sold directly to members, at par	785,608	3.98	1,158,020	5.08
Total commercial paper	2,992,059	4.34	1,662,651	5.18
Select notes to members	1,304,240	4.22	1,274,066	5.36
Daily liquidity fund notes to members	343,916	3.75	375,191	4.60
Medium-term notes sold to members	451,201	4.62	520,782	5.79
Farmer Mac notes payable(1)	—	—	500,000	5.87
Total short-term borrowings outstanding	$5,091,416	4.30	$4,332,690	5.34
____________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” in this Report for additional information on this revolving note purchase agreement with Farmer Mac.

Short-term borrowings increased by $758 million to $5,091 million as of May 31, 2025, from $4,333 million as of May 31, 2024, and accounted for 15% and 13% of total debt outstanding as of each respective date. The weighted-average cost of our outstanding short-term borrowings decreased to 4.30% as of May 31, 2025, from 5.34% as of May 31, 2024 due to the federal funds rate cuts during FY2025. The weighted-average maturity of our short-term borrowings decreased to 41 days as of May 31, 2025, from 49 days as of May 31, 2024.

Table 24 displays the composition, by funding source, of our short-term borrowings as of May 31, 2025 and 2024. As indicated in Table 24, members’ investments represented 57% and 77% of our outstanding short-term borrowings as of May 31, 2025 and 2024, respectively.

Table 24: Short-Term Borrowings—Funding Sources

	May 31,
	2025		2024
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$2,884,965	57%	$3,328,059	77%
Farmer Mac notes payable	—	—	500,000	11
Capital markets	2,206,451	43	504,631	12
Total	$5,091,416	100%	$4,332,690	100%

Member investments have historically been our primary source of short-term borrowings. The decrease in short-term member investments of $443 million as of May 31, 2025 compared with the prior year, was primarily due to a reduction in member commercial paper investments as our members used funds from these investments to finance capital expenditure programs and operating needs. Dealer commercial paper outstanding increased to $2,206 million as of May 31, 2025 from $505 million as of May 31, 2024, due to issuances to fund our loan portfolio growth. See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $29,678 million and $28,386 million as of May 31, 2025 and 2024, respectively, and accounted for 85% and 87% of total debt outstanding as of each respective date. See Table 25 below for a summary of our long-term and subordinated debt issuances and repayments during FY2025. Subsequent to FY2025, we issued $525 million of dealer medium-term notes at a floating interest rate with a term of 18 months.

On November 1, 2024, we entered into an agency agreement with InspereX LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Wells Fargo Clearing Services, LLC, as agents, to launch a program through which we may offer and sell, from time to time, an unlimited aggregate principal amount of our subordinated deferrable interest notes. On November 1, 2024, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (“SEC”) related to these subordinated notes, which are issued under our effective shelf registration statement filed with the SEC in October 2023.

These subordinated notes are unsecured and rank subordinate in right of payment to all of our current and future senior indebtedness. The subordinated notes are senior to our members’ subordinated certificates and rank equal in right of payment and upon liquidation to our outstanding subordinated deferrable debt and any other equally ranked subordinated notes we may issue. During FY2025, we issued an aggregate principal amount of $44 million in subordinated notes that mature in 30 years under this new program.

The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” Under our effective shelf registration statements filed with the SEC, we may offer and issue the following debt securities:

•an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until October 2026; and
•daily liquidity fund notes up to $20,000 million in the aggregate—with a $3,000 million limit on the aggregate principal amount outstanding at any time—until March 2028.

Although we register member capital securities and the daily liquidity fund notes with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. Notwithstanding the foregoing, we have contractual limitations with respect to the amount of senior indebtedness we may incur.

In addition to issuances of unlimited debt in the public capital markets under our shelf registrations discussed above, we also have access to private debt facilities. In January 2025, we settled $300 million of collateral trust bonds at a fixed rate of 5.23% with a weighted average term of 13.3 years in a private placement transaction, which is an unregistered debt offering.

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 25 summarizes long-term and subordinated debt issuances and repayments during FY2025.

Table 25: Long-Term and Subordinated Debt—Issuances and Repayments

	Year Ended May 31, 2025
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds(2)	$650,000	$505,000
Guaranteed Underwriter Program notes payable	300,000	334,962
Farmer Mac notes payable	500,000	83,049
Medium-term notes sold to members	195,276	134,472
Medium-term notes sold to dealers	2,410,147	1,753,083
Subordinated deferrable debt	43,811	—
Members’ subordinated certificates	12	12,949
Total	$4,099,246	$2,823,515
___________________________

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

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $34,769 million as of May 31, 2025, $17,133 million, or 49%, was secured by pledged loans totaling $20,516 million. In comparison, of our total debt outstanding of $32,718 million as of May 31, 2024, $17,095 million, or 52%, was secured by pledged loans totaling $21,403 million. The following provides additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreement with Farmer Mac. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs. Our collateral pledging requirements are based, however, on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs. However, as discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond 2007 indentures, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements as of May 31, 2025.

Table 26 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of May 31, 2025 and 2024.

Table 26: Collateral Pledged

	Requirement Coverage Ratios		Actual Coverage Ratios(1)
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	May 31,
			2025	2024
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture(2)	100%	N/A	146%	128%
Collateral trust bonds 2007 indenture	100	150	116	129
Guaranteed Underwriter Program notes payable	100	150	118	124
Farmer Mac notes payable	100	150	123	115
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

Table 27 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2025 and 2024.

Table 27: Loans—Unencumbered Loans

	May 31,
(Dollars in thousands)	2025	2024
Total loans outstanding(1)	$37,063,548	$34,528,184
Less: Loans required to be pledged under secured debt agreements(2)	(17,320,024)	(17,293,035)
Loans pledged in excess of required amount(2)(3)	(3,195,994)	(4,110,051)
Total pledged loans	(20,516,018)	(21,403,086)
Unencumbered loans	$16,547,530	$13,125,098
Unencumbered loans as a percentage of total loans outstanding	45%	38%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $16 million and $14 million as of May 31, 2025 and 2024, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 27, we had excess loans pledged as collateral totaling $3,196 million and $4,110 million as of May 31, 2025 and 2024, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Member Loan Repayments

Table 28 displays future scheduled loan principal payment amounts, by member class and by loan type, on loans outstanding as of May 31, 2025, disaggregated by amounts due (i) in one year or less; (ii) after one year up to five years; (iii) after five years up to 15 years; and (iv) after 15 years.

Table 28: Loans—Scheduled Principal Payments

	May 31, 2025
(Dollars in thousands)	Due ≤ 1 Year	Due > 1 Year Up to 5 Years	Due > 5 Years Up to 15 Years	Due After 15 Years	Total
Member class:
CFC:
Distribution	$3,475,963	$5,947,308	$11,022,089	$8,817,135	$29,262,495
Power supply	292,902	2,137,059	2,105,629	1,359,910	5,895,500
Statewide and associate	10,482	136,770	39,164	64,909	251,325
Total CFC	3,779,347	8,221,137	13,166,882	10,241,954	35,409,320
NCSC:
Electric	140,512	542,589	321,571	74,091	1,078,763
Telecom	77,775	396,349	101,341	—	575,465
Total NCSC	218,287	938,938	422,912	74,091	1,654,228
Total loans outstanding	$3,997,634	$9,160,075	$13,589,794	$10,316,045	$37,063,548

Loan type:
Fixed rate	$1,621,767	$6,320,726	$13,426,721	$10,019,099	$31,388,313
Variable rate	2,375,867	2,839,349	163,073	296,946	5,675,235
Total loans outstanding	$3,997,634	$9,160,075	$13,589,794	$10,316,045	$37,063,548

Contractual Obligations

Our contractual obligations affect both our short- and long-term liquidity needs. Our most significant contractual obligations include scheduled payments on our debt obligations. Table 29 displays scheduled amounts due on our debt obligations as of May 31, 2025 and the expected timing of these payments. The amounts presented reflect undiscounted future cash payment amounts due pursuant to these obligations, aggregated by the type of contractual obligation. The table excludes certain obligations that are short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 29: Contractual Obligations(1)

	Payments Due by Period
(Dollars in thousands)	In 1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years	Total
Short-term borrowings	$5,091,416	$—	$—	$—	$5,091,416
Long-term debt	3,618,102	7,248,807	5,440,118	11,070,222	27,377,249
Subordinated deferrable debt	—	—	—	1,343,811	1,343,811
Members’ subordinated certificates(2)	60,782	9,394	10,695	1,103,823	1,184,694
Total long-term and subordinated debt	3,678,884	7,258,201	5,450,813	13,517,856	29,905,754
Finance leases	1,267	2,591	2,560	2,124	8,542
Contractual interest on long-term debt(3)	1,187,499	2,000,908	1,445,393	6,422,575	11,056,375
Total	$9,959,066	$9,261,700	$6,898,766	$19,942,555	$46,062,087
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2)Member loan subordinated certificates totaling $124 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $8 million in FY2025 and represented 6% of amortizing loan subordinated certificates outstanding.

(3)Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2025, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2025 until maturity, and redeemable debt continues to accrue interest until its contractual maturity.

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

Projected Near-Term Sources and Uses of Funds

Table 30 below displays a projection of our primary long-term sources and uses of funds as of May 31, 2025, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of May 31, 2025 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments, are intended to serve as a backup source of liquidity.

Table 30: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(3)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(4)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

1Q FY 2026(2)	$1,525	$405	$1,930	$440	$661	$1,101
2Q FY 2026	1,500	418	1,918	1,131	674	1,805
3Q FY 2026	1,200	432	1,632	945	929	1,874
4Q FY 2026	1,180	413	1,593	1,031	877	1,908
1Q FY 2027	950	485	1,435	721	835	1,556
2Q FY 2027	780	549	1,329	1,133	899	2,032
Total	$7,135	$2,702	$9,837	$5,401	$4,875	$10,276
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended November 30, 2026.
(2)The projected long-term debt issuance for the period includes $525 million of dealer medium-term notes issued in June 2025.
(3)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(4)Long-term debt maturities also include expected early redemptions of debt and exclude long-term member medium-term notes maturing over the next 12 months totaling $145 million, as we expect we can continue to roll over our member medium-term notes investments based on our expectation that our members will continue to reinvest their excess cash with us.

As displayed in Table 30, we currently project long-term advances of $3,141 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,668 million, resulting in net long-term loan growth of approximately $1,473 million over the next 12 months.

The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. During FY2025, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Table 31 displays our credit ratings as of May 31, 2025.

On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. The “A-” long-term issuer credit rating, the stable outlook and the long-term issue ratings are unchanged as of the date of this Report.

Table 31: Credit Ratings

May 31, 2025
CFC credit ratings and outlook:	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	A-2	F1
Outlook	Stable	Stable	Stable
Ratings and outlook confirmation date	February 21, 2025	November 14, 2024	September 19, 2024
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

During FY2025, we refined our methodology for calculating the debt-to-equity ratio and adjusted debt-to-equity ratio. We provide a more detailed discussion of the revised debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Our debt-to-equity ratio under the revised methodology was 11.20 and 10.86 as of May 31, 2025 and 2024, respectively. The increase in the debt-to-equity ratio during FY2025 was due to an increase in debt to fund loan growth, partially offset by an increase in total equity. The increase in total equity was primarily due to our reported net income of $140 million for FY2025, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $47 million in July 2024.

Our adjusted debt-to-equity ratio under the revised methodology was 7.39 and 7.27 as of May 31, 2025 and 2024, respectively. The increase in the adjusted debt-to-equity ratio during FY2025 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to a combined impact of our adjusted net income of $245 million for FY2025 and issuances of subordinated deferrable debt during FY2025, partially offset by a decrease in equity of $47 million from CFC Board of Directors’ authorized patronage capital retirements in July 2024.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2025.

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

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate volatility or changes in interest rates can have a significant impact on our earnings and overall financial condition as a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We use derivatives as a tool in matching the duration and repricing characteristics of our interest rate-sensitive assets and liabilities. Below we discuss how we manage and measure interest rate risk.

Interest Rate Risk Management

Our interest rate risk-management objective is to prudently manage the timing of cash flows between interest-earning assets and interest-bearing liabilities in order to mitigate interest rate risk in accordance with CFC’s board policy and risk limits and guidelines established by the Asset Liability Committee (“ALCO”). ALCO provides oversight of our exposure to interest rate risk and ensures that our exposure is compliant with established risk limits and guidelines. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our assets and liabilities, which we discuss above in “Consolidated Results of Operations—Non-Interest Income—Derivative Gains (Losses)” and “Note 10—Derivative Instruments and Hedging Activities.”

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

Interest Rate Sensitivity Analysis

We regularly evaluate the sensitivity of our interest-earning assets and the interest-bearing liabilities funding those assets and our net interest income and adjusted net interest income projections under multiple interest rate scenarios. Each month we update our ALM models to reflect our existing balance sheet position and incorporate different assumptions about forecasted changes in our balance sheet position over the next 12 months. Based on the forecasted balance sheet changes, we generate various projections of net interest income and adjusted net interest income over the next 12 months. Management reviews and assesses these projections and underlying assumptions to identify a baseline scenario of projected net interest income and adjusted net interest income over the next 12 months, which reflects what management considers, at the time, as the most likely scenario. As discussed under “Non-GAAP Financial Measures,” we derive adjusted net interest income by adjusting our reported interest expense and net interest income to include the impact of net derivative cash settlement amounts.

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net loan growth of $2,059 million over the next 12 months and overall, the market expects interest rates to decline, with a steepening yield curve ahead.

Based on our current baseline forecast assumptions, which include a total of 75 basis points of federal funds rate cuts from May 2025 through May 2026, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended May 31, 2025. We also project an increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended May 31, 2025, primarily driven by projected loan growth. We project a slight decrease in adjusted net interest yield over the next 12 months, primarily due to the current shape of the yield curve, our baseline interest rate forecast and that our interest-earning assets, primarily lines of credit, are repricing faster than interest-bearing liabilities. Additionally, lower-cost debt maturing in the near term will need to be refinanced at a forecasted higher interest rate.

Table 32 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of additional plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve that includes 75 basis points of federal funds rate cuts, would have on our projected baseline 12-month net interest income and adjusted net interest income as of May 31, 2025 and 2024. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 32: Interest Rate Sensitivity Analysis

	May 31, 2025			May 31, 2024
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(1.68)%	1.79%	(5.07)%	(3.10)%	3.22%	(5.12)%
Derivative cash settlements	11.33%	(11.32)%	9.12%	11.25%	(11.25)%	9.31%
Adjusted net interest income(2)	9.65%	(9.54)%	4.04%	8.15%	(8.04)%	4.20%
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

The changes in the sensitivity measures between May 31, 2025 and 2024 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 32 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of May 31, 2025, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. We would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of May 31, 2025, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap narrowed to positive 0.27 months as of May 31, 2025, from negative 1.13 months as of May 31, 2024 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The shift to a positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in this Report.

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

As discussed in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 18 defaults in its 56-year history, and prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss experience serves as a more reliable estimate of loss severity than third-party data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

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

The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during FY2025.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for credit losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for credit losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance for credit losses as of May 31, 2025.

•A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding increase or decrease of approximately $3 million.
•A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of approximately $10 million.
•A one-notch downgrade in the internal borrower risk ratings for our entire loan portfolio would result in an increase of approximately $37 million, while a one-notch upgrade would result in a decrease of approximately $19 million.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, we believe our non-GAAP financial measures, which are not a substitute for U.S. GAAP and may not be consistent with similarly titled non-GAAP financial measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics for purposes of (i) establishing corporate goals; (ii) budgeting and forecasting; (iii) comparing period-to-period operating results, analyzing changes in results and identifying potential trends; (iv) monitoring our overall leverage and credit ratings; and (v) making compensation decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on non-GAAP financial measures. Below we discuss each of the non-GAAP financial measures and provide a reconciliation of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures. During FY2025, we have refined our methodology for calculating the adjusted debt-to-equity ratio, which we explain in more detail below.

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

The derivative forward value gains (losses) and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present-value estimate of the future cash inflows or outflows that will be recognized as net cash settlements income (expense) for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2025 and 2024, there were no foreign currency derivative instruments outstanding. For operational management and decision-making purposes, we subtract derivative forward value gains (losses) and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. In addition, since the derivative forward value gains (losses) and foreign currency adjustments do not represent current-period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value gains (losses) and foreign currency adjustments from net income in calculating the amount of net income to be allocated to our members. TIER, calculated by excluding the derivative forward value gains (losses) and foreign currency adjustments from net income, reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

Net Income and Adjusted Net Income

Table 33 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 33: Adjusted Net Income

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Adjusted net interest income:
Interest income	$1,703,233	$1,593,351	$1,351,729
Interest expense	(1,442,279)	(1,339,088)	(1,036,508)
Include: Derivative cash settlements interest income(1)	99,219	127,166	33,577
Adjusted interest expense	(1,343,060)	(1,211,922)	(1,002,931)
Adjusted net interest income	$360,173	$381,429	$348,798

Adjusted net income:
Net income	$140,014	$554,316	$501,587
Exclude: Derivative forward value gains (losses)(2)	(105,070)	264,871	252,267
Adjusted net income	$245,084	$289,445	$249,320
____________________________
(1)Represents the net periodic contractual interest income amount on our interest rate swaps during the reporting period.
(2)Represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

We primarily fund our loan portfolio through the issuance of debt. However, we use derivatives as economic hedges as part of our strategy to manage the interest rate risk associated with funding our loan portfolio. We therefore consider the interest income and expense incurred on our derivatives to be part of our funding cost in addition to the interest expense on our debt. As such, we add net periodic derivative cash settlements interest income and expense amounts to our reported interest expense to derive our adjusted interest expense and adjusted net interest income. We exclude unrealized derivative forward value gains (losses) from our adjusted net income.

TIER and Adjusted TIER

Table 34 displays the calculation of our TIER and adjusted TIER.

Table 34: TIER and Adjusted TIER

	Year Ended May 31,
	2025	2024	2023
TIER (1)	1.10	1.41	1.48
Adjusted TIER (2)	1.18	1.24	1.25
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

During FY2025, we refined our methodology for calculating the adjusted debt-to-equity ratio and revised our internally established adjusted debt-to-equity threshold from 6-to-1 to 8.5-to-1. These changes aim to provide a more accurate representation of our financial condition given the continued growth in our loan portfolio, align our methodology more closely with rating agency methodologies and provide a ratio that is consistent with our business objectives. We will continue to assess the appropriateness of our non-GAAP financial measures, which could be subject to change for a variety of reasons, including changes to our strategy or business operations.

Key changes to our methodology included replacing total liabilities with total debt outstanding, which includes our interest-bearing debt and excludes non-interest-bearing liabilities, and reducing equity credit for subordinated deferrable debt from 100% to 50%. Table 35 summarizes our prior methodology and revised methodology.

Table 35: Adjusted Total Debt Outstanding and Equity—Prior Versus Revised Methodology

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

____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest-bearing liabilities, such as derivative liabilities.

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

We issue subordinated deferrable debt in the capital markets with maturities of up to 45 years including the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity-like characteristics. Since the subordinated deferrable debt is issued in the capital markets and not just to members of CFC and it ranks higher in subordination compared with members’ subordinated certificates, we subtract 50% of our subordinated deferrable debt from total debt outstanding and add it to total equity. This approach more closely aligns with the rating agencies’ methodology for calculating the adjusted debt-to-equity ratio.

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

Table 36 provides a reconciliation between our total debt outstanding and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of May 31, 2025 and 2024.

Table 36: Adjusted Total Debt Outstanding and Equity

	May 31,
(Dollars in thousands)	2025	2024
Adjusted total debt outstanding:
Total debt outstanding(1)	$34,769,316	$32,718,367
Exclude:
50% of Subordinated deferrable debt	664,743	643,431
Members’ subordinated certificates	1,184,714	1,197,651
Adjusted total debt outstanding	$32,919,859	$30,877,285

Adjusted total equity:
Total equity	$3,103,466	$3,012,169
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	607,969	343,098
Current fiscal year derivative forward value gains (losses)(2)	(105,070)	264,871
Current fiscal year-end cumulative derivative forward value gains(2)	502,899	607,969
Accumulated other comprehensive loss	(2,236)	(1,416)
Subtotal	500,663	606,553
Include:
50% of Subordinated deferrable debt	664,743	643,431
Members’ subordinated certificates	1,184,714	1,197,651
Subtotal	1,849,457	1,841,082
Adjusted total equity	$4,452,260	$4,246,698
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest-bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses).

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 37 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of May 31, 2025 and 2024.

Table 37: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

	May 31,
(Dollars in thousands)	2025	2024
Debt-to-equity ratio:
Total debt outstanding	$34,769,316	$32,718,367
Total equity	3,103,466	3,012,169
Debt-to-equity ratio(1)	11.20	10.86

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$32,919,859	$30,877,285
Adjusted total equity(2)	4,452,260	4,246,698
Adjusted debt-to-equity ratio(3)	7.39	7.27
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

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 38 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2025 and 2024. We present the components of AOCI in “Note 11—Equity.”

Table 38: Members’ Equity

	May 31,
(Dollars in thousands)	2025	2024
Members’ equity:
Total CFC equity	$3,082,477	$2,991,462
Exclude:
Accumulated other comprehensive loss	(2,236)	(1,416)
Period-end cumulative derivative forward value gains attributable to CFC(1)	501,663	606,215
Subtotal	499,427	604,799
Members’ equity	$2,583,050	$2,386,663
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 16—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of May 31, 2025 and 2024 are presented above in Table 36.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of the allowance for credit losses of loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company's allowance for credit losses for loans evaluated on a collective basis (the collective ACL) was $31.3 million as of May 31, 2025. The collective ACL includes the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The Company estimates the collective ACL using a probability of default (PD) and loss given default (LGD) methodology. The Company segments its loan portfolio into pools based on member-borrower type, which is based on the utility sector of the borrower, and further by internal borrower risk ratings. The Company then applies loss factors, consisting of the PD and LGD, to the scheduled loan-level amortization amounts over the life of the loans. Due to a limited history of defaults in the portfolio, the Company utilizes third-party default data tables for the utility sector as a proxy to estimate default rates for each of the pools. Based on the mapping of internal borrower risk rating to equivalent credit rating provided in the third-party utility default tables, the Company applies corresponding cumulative default rates to the scheduled loan amortization amounts over the remaining life of loan in each of the pools. For estimation of an LGD the Company utilizes its lifetime historical loss experience for each of the portfolio segments. The Company estimates that, based on historical experience, expected credit losses will not be affected by changes in economic factors and therefore, the Company has not made adjustments to the historical rates for any economic forecasts.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the: development of the collective ACL methodology; use and appropriateness of the method and significant assumptions used to develop the PD and LGD; and analysis of credit quality trends and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles.

•evaluating the conceptual soundness and the judgments made by the Company relative to the assessment of the PD and LGD by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices portfolio segmentation.

•evaluating the borrower risk ratings and the mapping of internal borrower risk ratings to equivalent credit ratings provided in the third-party utility default table.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
McLean, Virginia
August 5, 2025

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Interest income	$1,703,233	$1,593,351	$1,351,729
Interest expense	(1,442,279)	(1,339,088)	(1,036,508)
Net interest income	260,954	254,263	315,221
Benefit (provision) for credit losses	8,111	5,516	(603)
Net interest income after benefit (provision) for credit losses	269,065	259,779	314,618
Non-interest income:
Fee and other income	23,597	22,792	18,134
Derivative gains (losses)	(5,851)	392,037	285,844
Investment securities gains (losses)	5,674	10,772	(4,974)
Total non-interest income	23,420	425,601	299,004
Non-interest expense:
Salaries and employee benefits	(72,171)	(67,401)	(59,011)
Other general and administrative expenses	(70,944)	(58,970)	(50,620)
Other non-interest expense	(9,168)	(3,189)	(1,604)
Total non-interest expense	(152,283)	(129,560)	(111,235)
Income before income taxes	140,202	555,820	502,387
Income tax provision	(188)	(1,504)	(800)
Net income	140,014	554,316	501,587
Less: Net income attributable to noncontrolling interests	(281)	(967)	(97)
Net income attributable to CFC	$139,733	$553,349	$501,490

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Net income	$140,014	$554,316	$501,587
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	803	483	6,691
Reclassification to earnings of realized gains on derivatives	(1,155)	(8,298)	(712)
Defined benefit plan adjustments	(468)	(1,944)	106
Other comprehensive income (loss)	(820)	(9,759)	6,085
Total comprehensive income	139,194	544,557	507,672
Less: Total comprehensive income attributable to noncontrolling interests	(281)	(967)	(97)
Total comprehensive income attributable to CFC	$138,913	$543,590	$507,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2025	2024
Assets:
Cash and cash equivalents	$134,712	$280,124
Restricted cash	8,410	8,217
Total cash, cash equivalents and restricted cash	143,122	288,341
Investment securities:
Debt securities trading, at fair value	113,663	281,351
Equity securities, at fair value	11,252	36,886
Total investment securities, at fair value	124,915	318,237
Loans to members	37,079,978	34,542,285
Less: Allowance for credit losses	(40,615)	(48,726)
Loans to members, net	37,039,363	34,493,559
Accrued interest receivable	270,222	190,247
Other receivables	24,377	29,240
Fixed assets, net	81,667	85,119
Derivative assets	555,855	691,249
Other assets	85,528	81,822
Total assets	$38,325,049	$36,177,814

Liabilities:
Accrued interest payable	$294,917	$263,372
Debt outstanding:
Short-term borrowings	5,091,416	4,332,690
Long-term debt	27,163,701	25,901,165
Subordinated deferrable debt	1,329,485	1,286,861
Members’ subordinated certificates:
Membership subordinated certificates	628,637	628,625
Loan and guarantee subordinated certificates	309,914	322,863
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,184,714	1,197,651
Total debt outstanding	34,769,316	32,718,367
Deferred income	31,596	33,356
Derivative liabilities	51,368	80,988
Other liabilities	74,386	69,562
Total liabilities	35,221,583	33,165,645

Equity:
CFC equity:
Retained equity	3,084,713	2,992,878
Accumulated other comprehensive loss	(2,236)	(1,416)
Total CFC equity	3,082,477	2,991,462
Noncontrolling interests	20,989	20,707
Total equity	3,103,466	3,012,169
Total liabilities and equity	$38,325,049	$36,177,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2022	$3,387	$954,988	$1,062,286	$91,654	$2,112,315	$2,258	$2,114,573	$27,396	$2,141,969
Net income	1,100	110,273	139,856	250,261	501,490	—	501,490	97	501,587
Other comprehensive income	—	—	—	—	—	6,085	6,085	—	6,085
Patronage capital retirement	—	(59,136)	—	—	(59,136)	—	(59,136)	(2,704)	(61,840)
Other	(953)	(10)	10	—	(953)	—	(953)	2,401	1,448
Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	1,100	60,599	228,059	263,591	553,349	—	553,349	967	554,316
Other comprehensive loss	—	—	—	—	—	(9,759)	(9,759)	—	(9,759)
Patronage capital retirement	—	(138,482)	25,353	—	(113,129)	—	(113,129)	—	(113,129)
Other	(1,058)	—	—	—	(1,058)	—	(1,058)	(7,450)	(8,508)
Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net income (loss)	1,100	67,140	176,045	(104,552)	139,733	—	139,733	281	140,014
Other comprehensive loss	—	—	—	—	—	(820)	(820)	—	(820)
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(1,052)	—	—	—	(1,052)	—	(1,052)	1	(1,051)
Balance as of May 31, 2025	$3,624	$948,526	$1,631,609	$500,954	$3,084,713	$(2,236)	$3,082,477	$20,989	$3,103,466

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$140,014	$554,316	$501,587
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(2,978)	(6,463)	(7,500)
Amortization of debt issuance costs and discount	33,862	29,827	28,744
Amortization of guarantee fee	19,584	20,679	19,300
Depreciation and amortization	12,615	10,469	5,717
Provision (benefit) for credit losses	(8,111)	(5,516)	603
Unrealized (gains) losses on equity and debt securities	(8,241)	(16,461)	1,090
Derivative forward value (gains) losses	105,070	(264,871)	(252,267)
Advances on loans held for sale	(442,700)	(326,500)	(213,142)
Proceeds from sales of loans held for sale	424,000	324,000	256,942
Changes in operating assets and liabilities:
Accrued interest receivable	(79,975)	(17,524)	(61,305)
Accrued interest payable	31,545	51,032	80,390
Deferred income	1,218	1,218	1,769
Other	(18,371)	(33,583)	(24,155)
Net cash provided by operating activities	207,532	320,623	337,773
Cash flows from investing activities:
Advances on loans held for investment, net	(2,516,664)	(2,005,187)	(2,534,642)
Investments in fixed assets, net	(4,697)	(6,154)	(7,721)
Purchases of trading securities	—	—	(117,288)
Proceeds from sales and maturities of trading securities	173,997	202,903	201,849
Proceeds from redemption of equity securities	25,000	—	—
Cash impact of VIE deconsolidation	—	(10,341)	—
Net cash used in investing activities	(2,322,364)	(1,818,779)	(2,457,802)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	1,322,246	(536,592)	(417,487)
Proceeds from short-term borrowings with original maturity > 90 days	2,174,997	3,062,591	2,864,699
Repayments of short-term borrowings with original maturity > 90 days	(2,738,517)	(2,739,584)	(2,882,104)
Payments for issuance costs for revolving bank lines of credit	(5,737)	(2,612)	(2,108)
Proceeds from issuance of long-term debt, net of discount and issuance costs	4,044,549	4,520,730	4,293,185
Payments for retirement of long-term debt	(2,810,566)	(2,591,494)	(1,916,514)
Payments for issuance costs for subordinated deferrable debt	(1,387)	(1,165)	(3,295)
Proceeds from issuance of subordinated deferrable debt	43,811	103,500	300,000
Payments for retirement of subordinated deferrable debt	—	(100,000)	—
Proceeds from issuance of members’ subordinated certificates	12	103	6,133
Payments for retirement of members’ subordinated certificates	(12,949)	(25,579)	(17,168)
Payments for retirement of patronage capital	(46,846)	(110,202)	(59,189)
Repayments for membership fees, net	—	(436)	—
Net cash provided by financing activities	1,969,613	1,579,260	2,166,152
Net increase (decrease) in cash, cash equivalents and restricted cash	(145,219)	81,104	46,123
Beginning cash, cash equivalents and restricted cash	288,341	207,237	161,114
Ending cash, cash equivalents and restricted cash	$143,122	$288,341	$207,237

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,373,281	$1,261,683	$934,602
Cash paid for income taxes	680	578	335

Noncash financing and investing activities:
Equity investment, at cost, obtained in exchange for loan held for investment	$—	$—	$7,778

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

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company organized and incorporated in 2021 in Delaware and a wholly owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to certain rural utility providers.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. Certain reclassifications and updates have been made to the presentation of information in prior periods to conform to the current-period presentation. These reclassifications had no effect on prior years’ net income (loss) or equity. Our fiscal year begins on June 1 and ends on May 31. References to “FY2025,” “FY2024” and “FY2023” refer to the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

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

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without additional financial support. We consolidate the results of NCSC with CFC because CFC is the primary beneficiary holder. Prior to December 1, 2023, Rural Telephone Finance Cooperative (“RTFC”) qualified as a VIE that was required to be consolidated by CFC. RTFC was a taxable Subchapter T cooperative association that provided financing for its rural telecommunications members and their affiliates. Subsequent to December 1, 2023, in connection with the sale of RTFC’s business to NCSC, as discussed under “RTFC Sale Transaction” in “Note 1—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“2024 Form 10-K”), CFC is no longer a primary beneficiary of RTFC and therefore did not consolidate RTFC after this date in its consolidated financial statements.

Cash and Cash Equivalents

Cash, certificates of deposit due from banks and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $8 million as of both May 31, 2025 and 2024.

Investment Securities

Our investment securities portfolio consists of equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification. Equity securities are reported at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income. All of our debt securities were classified as trading as of May 31, 2025 and 2024. Accordingly, we also report our debt securities at fair value on our consolidated balance sheets and record unrealized gains and losses as a component of non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

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

Accrued Interest Receivable

Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding, investments and derivative instruments. As permitted by the Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, the current expected credit loss (“CECL”) model, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $237 million and $147 million as of May 31, 2025 and 2024, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Placement Agent Fees

Cooperative Securities is compensated through a placement agent fee for private placement of securities, which is recognized as an income at a point in time when the performance obligation is satisfied, typically the closing of the sale of securities of the nonpublic companies. We recognized an immaterial amount of private placement fee income during FY2025 and FY2024, which was included in fee and other income in our consolidated statements of operations. Cooperative Securities had not served as a placement agent for any transactions and accordingly had no placement agent fee income recognized during FY2023.

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We generally classify loans modified with borrowers experiencing financial difficulty as nonperforming and place the loan on nonaccrual status, although in many cases such loans were already classified as nonperforming prior to modification. These loans may be returned to performing status, and the accrual of interest resumed, if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which such loan is current at the modification date, the loan may remain on accrual status at the time of modification.

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

Allowance for Credit Losses—Loan Portfolio

Allowance Methodology

The allowance for credit losses is determined based on management’s current estimate of expected credit losses over the remaining contractual term, adjusted as appropriate for estimated prepayments, of loans in our loan portfolio as of each balance sheet date. The allowance for credit losses for our loan portfolio is reported on our consolidated balance sheet as a valuation account that is deducted from loans to members to present the net amount we expect to collect over the life of our loans. We immediately recognize an allowance for expected credit losses upon origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented in our consolidated statements of operations.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•Loss Given Default: The loss given default, or loss severity, represents the estimated loss, net of recoveries, on a loan that would be realized in the event of a borrower default. While we utilize third-party default data, we utilize our lifetime historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss severity rates provide a more reliable estimate than third-party loss severity data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the investment our member-borrowers have in CFC and the collaborative approach we generally take in working with members in the event that a default occurs.

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases at lease inception for all lease transactions with an initial term greater than one year. NCSC began entering into lease agreements (“head lease agreements”) with a third party to lease vehicles in FY2023. At the inception date of the head lease agreements, NCSC also entered into sublease agreements (“sublease agreements”) to sublease these vehicles to its members. Both the head lease and sublease agreements provide customers the option to terminate the lease by buying the vehicle for a terminal rental adjustment clause (“TRAC”) value at the end of the lease term. In addition, these agreements include a residual value deficiency provision in the event the customer does not purchase the vehicle at the end of the lease. The head lease and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sublease have the same lease term ranging from three to 10 years. We classified the head leases as finance leases and subleases as sales-type leases.

Lessee Arrangements

For the finance leases in which we are the lessee, right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term is estimated based on the economic life of the vehicles. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. The lease liabilities are included in the other liabilities line item on the consolidated balance sheets. Interest expense for finance lease liabilities is included in the interest expense in the consolidated statements of operations. Variable lease costs for head leases, including property and sales taxes, are recognized as lease expenses when incurred, and are included in the other non-interest expense line item in the consolidated statements of operations. Total finance lease liability was $7 million and $3 million as of May 31, 2025 and 2024, respectively. Interest expenses and variable lease cost from the finance leases were not material for FY2025, FY2024 and FY2023.

Sublessor Arrangements

For the sales-type lease in which we are the sublessor, we derecognize the ROU asset of the head lease and record net investment in leases at the commencement date of the sublease, which is included in the other assets on the consolidated balance sheets. Interest income from the net investment in leases is included in interest income in the consolidated statements of operations. Variable lease payments, including property and sales tax payments reimbursed by the subleasee, are included in fee and other income in the consolidated statements of operations. Total net investment in leases was $7 million and $3 million as of May 31, 2025 and 2024, respectively. Interest income and variable lease payment income from the sales-type leases were not material for FY2025, FY2024 and FY2023.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $8 million, $7 million and $5 million in FY2025, FY2024 and FY2023, respectively. We perform a fixed assets impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Based on our annual impairment assessment for FY2025 and FY2024, management determined that there were no indicators of impairment of our fixed assets as of May 31, 2025 and 2024.

The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 1.1: Fixed Assets

	May 31,
(Dollars in thousands)	2025	2024
Building and building equipment	$52,340	$50,491
Furniture and fixtures	7,796	7,175
Computer software and hardware	87,122	81,225
Other	1,302	1,213
Depreciable fixed assets	148,560	140,104
Less: Accumulated depreciation	(91,211)	(83,706)
Net depreciable fixed assets	57,349	56,398
Land	23,796	23,796
Software development in progress	522	4,925
Fixed assets, net	$81,667	$85,119

Cloud Computing Arrangements—Implementation Costs

Eligible implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. These costs are recorded at cost less accumulated amortization and are included in other assets on the consolidated balance sheets. We recognize amortization expense for these capitalized implementation costs on a straight-line basis over the term of the hosting arrangements related to the cloud computing service contracts when ready for the intended use, and we include it in other general and administrative expenses in the consolidated statements of operations. We perform an impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount for the capitalized implementation costs for cloud computing service contracts may not be recoverable. Based on our annual impairment assessment for FY2025 and FY2024, management determined that there were no indicators of impairment of our capitalized implementation costs for cloud computing service contracts as of May 31, 2025 and 2024.

We had $48 million of net unamortized capitalized implementation costs for cloud computing service contracts, which are net of accumulated amortization of $9 million related to these costs as of May 31, 2025. In comparison, we had $41 million of net unamortized capitalized implementation costs for cloud computing service contracts, which are net of accumulated amortization of $4 million related to these costs as of May 31, 2024. We recognized amortization expense of $5 million, $3 million and $1 million in FY2025, FY2024 and FY2023, respectively, for the capitalized implementation costs for cloud computing service contracts.

Securities Sold Under Repurchase Agreements

We enter into repurchase agreements to sell investment securities. These transactions are accounted for as collateralized financing transactions and are recorded on our consolidated balance sheets as part of short-term borrowings at the amounts at which the securities were sold. We had no securities sold under repurchase agreements outstanding as of May 31, 2025 and 2024.

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

Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of other non-interest expense in the consolidated statements of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on unrelated business taxable income. NCSC is a taxable cooperative that pays income tax on the full amount of its reportable taxable income and allowable deductions.

The income tax benefit (expense) recorded in the consolidated statement of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting from a statutory tax rate. The federal statutory tax rate for FY2025, FY2024 and FY2023 was 21%. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. We recorded an immaterial amount of deferred tax asset as of May 31, 2025 and an immaterial amount of deferred tax liability as of May 31, 2024 from NCSC, primarily from the differences in the accounting and tax treatment for derivatives.

New Accounting Standards Adopted in Fiscal Year 2025

Segment Reporting—Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We adopted the guidance effective May 31, 2025 on a retrospective basis. See “Note 16—Business Segments” for additional disclosures.

New Accounting Standards Issued But Not Yet Adopted

Income Statement—Expense Disaggregation Disclosures

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require public entities to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and other specific expense categories. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 should be applied on a prospective basis, while retrospective application is also permitted. We expect to adopt the guidance in our annual report for the fiscal year ended May 31, 2028, and the interim disclosure requirements in the quarterly report for the quarter ended August 31, 2028. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendments on our consolidated financial statements and related disclosures.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented in our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Interest income:
Loans(1)	$1,691,343	$1,566,449	$1,330,144
Cash, time deposits and investment securities	11,890	26,902	21,585
Total interest income	1,703,233	1,593,351	1,351,729

Interest expense:(2)(3)
Short-term borrowings	189,429	250,316	165,961
Long-term debt	1,113,480	952,659	763,700
Subordinated debt	139,370	136,113	106,847
Total interest expense	1,442,279	1,339,088	1,036,508

Net interest income	$260,954	$254,263	$315,221
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

Deferred income reported on our consolidated balance sheets of $32 million and $33 million as of May 31, 2025 and 2024, respectively, consists primarily of deferred loan conversion fees that totaled $21 million and $24 million as of each respective date.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

Our debt securities portfolio consists of corporate debt securities, municipality debt securities, commercial mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”). Pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P Global Inc. (“S&P”) or BBB- or higher by Fitch Ratings Inc. (“Fitch”), are generally considered by the rating agencies to be of lower credit risk than non-investment-grade securities.

The following table presents the composition of our investment debt securities portfolio and the fair value as of May 31, 2025 and 2024.

Table 3.1: Investments in Debt Securities, at Fair Value

	May 31,
(Dollars in thousands)	2025	2024
Debt securities, at fair value:
Corporate debt securities	$107,957	$246,041
Commercial agency MBS(1)	525	6,663
U.S. state and municipality debt securities	1,049	8,179
Other ABS(2)	4,132	20,468
Total debt securities trading, at fair value	$113,663	$281,351
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains of $9 million and $15 million on our debt securities for FY2025 and FY2024, respectively, and net unrealized losses of $3 million for FY2023.

We sold $14 million of debt securities during FY2025 and recorded realized gains on the sale of these securities of less than $1 million. We did not sell any debt securities during FY2024. We sold $36 million of debt securities at fair value and recorded realized gains on the sale of these securities of less than $1 million during FY2023.

Equity Securities

The following table presents the composition of our equity security holdings and the fair value as of May 31, 2025 and 2024.

Table 3.2: Investments in Equity Securities, at Fair Value

	May 31,
(Dollars in thousands)	2025	2024
Equity securities, at fair value:
Farmer Mac—Series C noncumulative preferred stock	$—	$25,130
Farmer Mac—Class A common stock	11,252	11,756
Total equity securities, at fair value	$11,252	$36,886

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2024, the Federal Agricultural Mortgage Corporation (“Farmer Mac”) redeemed its Series C noncumulative preferred stock at a redemption price of $25.00 per share, plus any declared and unpaid dividends through and including the redemption date. We recorded an immaterial loss as part of this transaction.

We recognized net unrealized losses on our equity securities of $1 million for FY2025, and net unrealized gains of $1 million and $2 million for FY2024 and FY2023, respectively. These unrealized amounts are reported as a component of non-interest income in our consolidated statements of operations.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.1: Loans to Members by Member Class and Loan Type

	May 31,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$29,262,495	79%	$27,104,463	78%
Power supply	5,895,500	16	5,641,898	16
Statewide and associate	251,325	—	237,346	1
Total CFC	35,409,320	95	32,983,707	95
NCSC:
Electric	1,078,763	3	945,880	3
Telecom	575,465	2	598,597	2
Total NCSC	1,654,228	5	1,544,477	5
Total loans outstanding(1)	37,063,548	100	34,528,184	100
Deferred loan origination costs—CFC(2)	16,430	—	14,101	—
Loans to members	$37,079,978	100%	$34,542,285	100%

Loan type:
Long-term loans:
Fixed rate	$31,388,313	85%	$30,266,043	88%
Variable rate	1,122,250	3	839,458	2
Total long-term loans	32,510,563	88	31,105,501	90
Lines of credit	4,552,985	12	3,422,683	10
Total loans outstanding(1)	37,063,548	100	34,528,184	100
Deferred loan origination costs—CFC(2)	16,430	—	14,101	—
Loans to members	$37,079,978	100%	$34,542,285	100%
____________________________
(1) Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end.
(2) Deferred loan origination costs are recorded at CFC segment.

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

We sold CFC and NCSC loans, at par for cash, totaling $424 million, $324 million and $257 million in FY2025, FY2024 and FY2023, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $21 million and $3 million as of May 31, 2025 and 2024, respectively.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $36,488 million and $33,930 million as of May 31, 2025 and 2024, respectively, accounted for 98% of total loans outstanding as of both dates. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $105 million and $114 million as of May 31, 2025 and 2024, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $7,149 million and $6,851 million as of May 31, 2025 and 2024, respectively, representing 19% and 20% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of May 31, 2025, compared with 13 distribution systems and seven power supply systems as of May 31, 2024. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2025 and 2024.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $346 million and $370 million as of May 31, 2025 and 2024, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $155 million and $226 million as of May 31, 2025 and 2024, respectively, which reduced our exposure to the 20 largest borrowers to $6,994 million and $6,625 million of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of May 31, 2025.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 899, located in 49 states as of May 31, 2025, compared with 885 borrowers, located in 49 states and the District of Columbia as of May 31, 2024. 50 were electric power supply borrowers as of both May 31, 2025 and 2024. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 and 67 borrowers with loans outstanding as of May 31, 2025 and 2024, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,105 million and $5,768 million as of May 31, 2025 and 2024, respectively, and accounted for approximately 16% and 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $118 million and $126 million as

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of May 31, 2025 and 2024, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $5,987 million and $5,642 million as of each respective date.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of May 31, 2025 and 2024.

Table 4.2: Payment Status of Loans Outstanding

	May 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$29,262,495	$—	$—	$—	$29,262,495	$—
Power supply	5,895,500	—	—	—	5,895,500	26,099
Statewide and associate	251,325	—	—	—	251,325	—
Total CFC	35,409,320	—	—	—	35,409,320	26,099
NCSC:
Electric	1,078,763	—	—	—	1,078,763	—
Telecom	575,465	—	—	—	575,465	—
Total NCSC	1,654,228	—	—	—	1,654,228	—
Total loans outstanding	$37,063,548	$—	$—	$—	$37,063,548	$26,099

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.07%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$27,104,463	$—	$—	$—	$27,104,463	$—
Power supply	5,641,898	—	—	—	5,641,898	48,669
Statewide and associate	237,346	—	—	—	237,346	—
Total CFC	32,983,707	—	—	—	32,983,707	48,669
NCSC:
Electric	945,880	—	—	—	945,880	—
Telecom	598,597	—	—	—	598,597	—
Total NCSC	1,544,477	—	—	—	1,544,477	—
Total loans outstanding	$34,528,184	$—	$—	$—	$34,528,184	$48,669

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.14%

We had a CFC electric power supply loan outstanding of $26 million and $49 million on nonaccrual status as of May 31, 2025 and 2024, respectively.

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

We had no loan modifications to borrowers experiencing financial difficulty entered during FY2025. We had one loan modification to an NCSC telecom borrower experiencing financial difficulty during FY2024. This loan received a term extension and had an amortized cost of $3 million, representing 1% of the NCSC telecom loan portfolio as of May 31, 2024. The loan has been performing in accordance with the terms of the loan agreement after the modification.

Nonperforming Loans

We had a loan to one CFC electric power supply borrower of $26 million and $49 million classified as nonperforming, which represented 0.07% and 0.14% of total loans outstanding as of May 31, 2025 and 2024, respectively. The reduction in the nonperforming loan was due to payments received on this loan during FY2025.

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

We had no charge-offs during FY2025 and FY2024. We recorded $1 million in net loan recoveries to previously charged-off loan amounts related to two CFC electric power supply loans during FY2024. Prior to the two CFC electric power

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility and telecommunications loan portfolios since fiscal years 2013 and 2017, respectively.

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

Table 4.3 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of May 31, 2025 and 2024. The borrower risk rating categories presented below correspond to the borrower risk-rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower and has a better risk rating, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk-rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of May 31, 2025 and 2024, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2021 and 2020, and in the aggregate for periods prior to fiscal year 2021 and 2020, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.3 below, term loan advances made to borrowers prior to fiscal year 2021 totaled $18,537 million, representing 50% of our total loans outstanding as of May 31, 2025. In comparison, term loan advances made to borrowers prior to fiscal year 2020 totaled $17,519 million, representing 51% of our total loans outstanding as of May 31, 2024. The average remaining maturity of our long-term loans, which accounted for 88% and 90% of total loans outstanding as of May 31, 2025 and 2024, was 19 years, as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.3: Loans Outstanding by Borrower Risk Ratings and Origination Year

	May 31, 2025
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$2,301,736	$2,471,765	$2,323,781	$2,256,706	$1,541,206	$15,022,726	$3,163,495	$29,081,415
Power supply	442,972	496,642	441,984	296,948	474,074	2,857,029	859,752	5,869,401
Statewide and associate	7,125	36,294	57,101	2,806	1,420	22,257	113,338	240,341
Total CFC	2,751,833	3,004,701	2,822,866	2,556,460	2,016,700	17,902,012	4,136,585	35,191,157
NCSC:
Electric	81,315	122,354	250,610	16,773	4,131	385,564	217,416	1,078,163
Telecom	52,516	129,964	40,642	64,086	49,898	196,307	42,052	575,465
Total NCSC	133,831	252,318	291,252	80,859	54,029	581,871	259,468	1,653,628
Total pass	$2,885,664	$3,257,019	$3,114,118	$2,637,319	$2,070,729	$18,483,883	$4,396,053	$36,844,785

Special mention
CFC:
Distribution	$—	$361	$4,126	$—	$4,568	$15,693	$156,332	$181,080
Statewide and associate	—	—	—	—	—	10,984	—	10,984
Total CFC	—	361	4,126	—	4,568	26,677	156,332	192,064
NCSC electric	—	—	—	—	—	—	600	600
Total special mention	$—	$361	$4,126	$—	$4,568	$26,677	$156,932	$192,664

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC:
CFC Power supply	$—	$—	$—	$—	$—	$26,099	$—	$26,099
Total doubtful	$—	$—	$—	$—	$—	$26,099	$—	$26,099
Total criticized loans	$—	$361	$4,126	$—	$4,568	$52,776	$156,932	$218,763
Total loans outstanding	$2,885,664	$3,257,380	$3,118,244	$2,637,319	$2,075,297	$18,536,659	$4,552,985	$37,063,548

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
CFC:
CFC Power supply	$—	$—	$—	$—	$—	$48,669	$—	$48,669
Total doubtful	$—	$—	$—	$—	$—	$48,669	$—	$48,669

Total criticized loans	$364	$4,170	$—	$4,658	$—	$79,948	$159,825	$248,965
Total loans outstanding	$3,286,195	$3,191,981	$2,754,586	$2,200,469	$2,153,382	$17,518,888	$3,422,683	$34,528,184

Criticized loans totaled $219 million and $249 million as of May 31, 2025 and 2024, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $30 million in criticized loans was driven primarily by decreases of loans outstanding in the special mention and doubtful categories, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2025 and 2024.

Special Mention

One CFC electric distribution borrower with loans outstanding of $181 million and $185 million as of May 31, 2025 and 2024, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $193 million and $200 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Doubtful

We had one loan outstanding classified as doubtful totaling $26 million and $49 million to a CFC electric power supply borrower as of May 31, 2025 and 2024, respectively. The reduction in its loan outstanding was due to payments received on the loan during FY2025.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of May 31, 2025 and 2024.

Table 4.4: Unadvanced Commitments by Member Class and Loan Type(1)

	May 31,
(Dollars in thousands)	2025	2024
Member class:
CFC:
Distribution	$11,948,516	$11,174,041
Power supply	5,097,398	4,519,150
Statewide and associate	215,768	254,250
Total CFC	17,261,682	15,947,441
NCSC:
Electric	520,312	622,125
Telecom	437,015	423,796
Total NCSC	957,327	$1,045,921
Total unadvanced commitments	$18,219,009	$16,993,362

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	7,471,266	6,880,295
Total long-term loans	7,471,266	6,880,295
Lines of credit	10,747,743	10,113,067
Total unadvanced commitments	$18,219,009	$16,993,362
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of May 31, 2025 and the related maturities in each fiscal year during the five-year period ended May 31, 2030, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Line of credit loans	$10,747,743	$4,793,228	$1,402,601	$1,662,338	$1,389,342	$1,457,280	$42,954
Long-term loans	7,471,266	533,387	1,212,138	1,272,850	2,469,334	1,882,764	100,793
Total	$18,219,009	$5,326,615	$2,614,739	$2,935,188	$3,858,676	$3,340,044	$143,747

Unadvanced line of credit commitments accounted for 59% of total unadvanced loan commitments as of May 31, 2025. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $18,219 million as of May 31, 2025 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $7,471 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $14,629 million and $13,379 million as of May 31, 2025 and 2024, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,590 million and $3,614 million as of May 31, 2025 and 2024, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of May 31, 2025, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2030.

Table 4.6: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2026	2027	2028	2029	2030
Committed lines of credit	$3,590,262	$246,671	$791,765	$786,133	$874,620	$891,073

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.7 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of May 31, 2025 and 2024. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.7: Pledged Loans

	May 31,
(Dollars in thousands)	2025	2024
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,072,711	$6,922,711
Pledged collateral:
Distribution system mortgage notes pledged	8,107,921	8,799,864
RUS-guaranteed loans qualifying as permitted investments pledged	104,628	113,890
Total pledged collateral	8,212,549	8,913,754

1994 indenture:
Collateral trust bonds outstanding	$10,000	$15,000
Pledged collateral:
Distribution system mortgage notes pledged	14,575	19,174

Guaranteed Underwriter Program:
Notes payable outstanding	$6,456,852	$6,491,814
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,640,203	8,020,508

Farmer Mac:
Notes payable outstanding	$3,780,461	$3,863,510
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,648,691	4,449,650

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

Table 5.1: Changes in Allowance for Credit Losses

	Year Ended May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	2,519	(10,127)	(89)	(7,697)	(119)	(295)	(414)	(8,111)
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

	Year Ended May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	1,030	(8,871)	(5)	(7,846)	1,473	857	2,330	(5,516)
Recoveries	—	1,148	—	1,148	—	—	—	1,148
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

	Year Ended May 31, 2023
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2022	$15,781	$47,793	$1,251	$64,825	$1,449	$1,286	$2,735	$67,560
Provision (benefit) for credit losses	(857)	582	(57)	(332)	1,015	(80)	935	603
Charge-offs	—	(15,069)	—	(15,069)	—	—	—	(15,069)
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Allowance for Credit Losses Components

	May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$18,473	$6,200	$1,100	$25,773	$3,818	$1,722	$5,540	$31,313
Asset-specific allowance	—	9,256	—	9,256	—	46	46	9,302
Total allowance for credit losses	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

Loans outstanding:(1)
Collectively evaluated loans	$29,258,741	$5,869,401	$251,325	$35,379,467	$1,078,763	$573,008	$1,651,771	$37,031,238
Individually evaluated loans	3,754	26,099	—	29,853	—	2,457	2,457	32,310
Total loans outstanding	$29,262,495	$5,895,500	$251,325	$35,409,320	$1,078,763	$575,465	$1,654,228	$37,063,548

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.11%	0.44%	0.07%	0.35%	0.30%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	35.46	—	31.01	—	1.87	1.87	28.79
Total allowance coverage ratio(4)	0.06	0.26	0.44	0.10	0.35	0.31	0.34	0.11

	May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$15,954	$8,676	$1,189	$25,819	$3,937	$1,800	$5,737	$31,556
Asset-specific allowance	—	16,907	—	16,907	—	263	263	17,170
Total allowance for credit losses	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

Loans outstanding:(1)
Collectively evaluated loans	$27,100,254	$5,593,229	$237,346	$32,930,829	$945,880	$595,567	$1,541,447	$34,472,276
Individually evaluated loans	4,209	48,669	—	52,878	—	3,030	3,030	55,908
Total loans outstanding	$27,104,463	$5,641,898	$237,346	$32,983,707	$945,880	$598,597	$1,544,477	$34,528,184

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.16%	0.50%	0.08%	0.42%	0.30%	0.37%	0.09%
Asset-specific allowance coverage ratio(3)	—	34.74	—	31.97	—	8.68	8.68	30.71
Total allowance coverage ratio(4)	0.06	0.45	0.50	0.13	0.42	0.34	0.39	0.14
___________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $16 million and $14 million as of May 31, 2025 and 2024, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our allowance for credit losses and allowance coverage ratio decreased to $41 million and 0.11%, respectively, as of May 31, 2025, from $49 million and 0.14%, respectively, as of May 31, 2024. The $8 million decrease in the allowance for credit loss was attributable to a reduction in the asset-specific allowance due to higher actual than expected payments received on a nonperforming loan during FY2025. Our collective allowance decreased slightly during FY2025, primarily due to an improved recovery rate on our power supply loan portfolio, partially offset by an increase attributable to loan portfolio growth.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our “reserve for credit losses” because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both May 31, 2025 and 2024.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,091 million and accounted for 15% of total debt outstanding as of May 31, 2025, compared with $4,333 million, or 13% of total debt outstanding, as of May 31, 2024. The following table provides information on our short-term borrowings and weighted-average interest rates as of May 31, 2025 and 2024.

Table 6.1: Short-Term Borrowing Sources and Weighted-Average Interest Rates

	May 31,
	2025		2024
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$2,206,451	4.47%	$504,631	5.41%
Commercial paper sold directly to members, at par	785,608	3.98	1,158,020	5.08
Total commercial paper	2,992,059	4.34	1,662,651	5.18
Select notes to members	1,304,240	4.22	1,274,066	5.36
Daily liquidity fund notes to members	343,916	3.75	375,191	4.60
Medium-term notes sold to members	451,201	4.62	520,782	5.79
Farmer Mac notes payable(1)	—	—	500,000	5.87
Total short-term borrowings	$5,091,416	4.30	$4,332,690	5.34
____________________________
(1)Advanced under the revolving note purchase agreement with Farmer Mac dated March 24, 2011. See “Note 7—Long-Term Debt” in this Report for additional information on this revolving note purchase agreement with Farmer Mac.

We issue commercial paper for periods of one to 270 days. We also issue select notes for periods ranging from 30 to 270 days. Select notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. These

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes also require a larger minimum investment than our commercial paper sold to members. Daily liquidity fund notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of May 31, 2025.

Table 6.2: Committed Bank Revolving Line of Credit Agreement Available Amounts

	May 31, 2025
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
___________________________
(1)Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On December 5, 2024, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2027 and November 28, 2028, respectively, and to increase commitments by $250 million (excluding the $150 million commitment termination described below) under each of the three-year and four-year revolving credit agreements. Commitments of $150 million that were scheduled to mature on November 28, 2025 were terminated under the three-year revolving credit agreement, and commitments of $150 million will continue to expire at the prior maturity date of November 28, 2026 under the four-year revolving credit agreement.

The total commitment amount under the three-year facility and the four-year facility was $1,595 million and $1,705 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,300 million as of May 31, 2025. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of May 31, 2025.

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding, the weighted-average interest rates and the maturity date as of May 31, 2025 and 2024. Long-term debt outstanding totaled $27,164 million and accounted for 78% of total debt outstanding as of May 31, 2025, compared with $25,901 million and 79% of total debt outstanding as of May 31, 2024. Long-term debt with fixed and variable interest rates accounted for 94% and 6%, respectively, of our total long-term debt outstanding as of May 31, 2025, compared with 93% and 7%, respectively, of our total long-term debt outstanding as of May 31, 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 7.1: Long-Term Debt—Debt Product Types and Weighted-Average Interest Rates

	May 31,
	2025			2024
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity(1)	Amount	Weighted- Average Interest Rate	Maturity(1)
Secured long-term debt:
Collateral trust bonds(2)	$7,082,711	3.68%	2025-2049	$6,937,711	3.49%	2025-2049
Unamortized discount, net	(155,393)			(166,458)
Debt issuance costs	(31,616)			(31,332)
Total collateral trust bonds	6,895,702			6,739,921
Guaranteed Underwriter Program notes payable	6,456,852	3.31	2025-2055	6,491,814	3.27	2025-2053
Farmer Mac notes payable	3,780,461	4.00	2025-2049	3,363,510	4.11	2025-2049
Total secured notes payable	10,237,313			9,855,324
Total secured long-term debt	17,133,015	3.61		16,595,245	3.53
Unsecured long-term debt:
Medium-term notes sold through dealers	9,637,577	4.64	2025-2037	8,980,513	4.38	2024-2037
Medium-term notes sold to members	419,648	4.61	2025-2037	358,844	4.80	2024-2037
Medium-term notes sold through dealers and to members	10,057,225	4.64		9,339,357	4.39
Unamortized premium (discount), net	2,641			(2,209)
Debt issuance costs	(29,180)			(31,228)
Total unsecured long-term debt	10,030,686	4.64		9,305,920	4.39
Total long-term debt	$27,163,701	3.99		$25,901,165	3.84
___________________________
(1)Maturity is presented based on calendar year.
(2)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including also those issued in a private placement transaction.

The following table presents the principal amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2025 and thereafter.

Table 7.2: Long-Term Debt—Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Maturity Amount(1)	Weighted-Average Interest Rate
2026	$3,618,102	3.95%
2027	3,551,556	3.71
2028	3,697,251	4.10
2029	2,831,978	4.08
2030	2,608,140	4.01
Thereafter	11,070,222	4.03
Total	$27,377,249	3.99

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________
(1)Amounts presented are based on the face amount of debt outstanding as of May 31, 2025, and therefore do not include debt issuance costs and unamortized premium or discount.

Secured Debt

Long-term secured debt of $17,133 million and $16,595 million as of May 31, 2025 and 2024, respectively, represented 63% and 64% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of May 31, 2025 and 2024. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We issued $350 million of 5.00% fixed-rate collateral trust bonds due August 15, 2034 and repaid $505 million in principal amount of collateral trust bonds that matured during FY2025. In addition, we issued an aggregate amount of $300 million in collateral trust bonds at a fixed rate of 5.23% with a weighted average term of 13.3 years in a private placement transaction during FY2025.

Guaranteed Underwriter Program Notes Payable

We borrowed $300 million and repaid $335 million of notes payable outstanding under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”) during FY2025. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of May 31, 2025.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac that allows us to borrow, repay and re-borrow funds at any time through maturity, provided the outstanding principal does not exceed the agreement limit. Each borrowing is documented with a pricing agreement setting forth the interest rate, maturity date and other terms. We may select a fixed or variable rate for each advance. On January 14, 2025, we amended our revolving note purchase agreement with Farmer Mac to increase the maximum borrowing availability to $6,500 million from $6,000 million, and extend the draw period from June 30, 2027 to January 14, 2030, with successive one-year renewals upon 60 days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. We borrowed an aggregate principal amount of $500 million and repaid $83 million in long-term notes under the Farmer Mac note purchase agreement during FY2025. As of May 31, 2025, $3,780 million was outstanding with $2,720 million available for borrowing. We are required to pledge

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $10,031 million and $9,306 million as of May 31, 2025 and 2024, respectively, represented 37% and 36% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During FY2025, we issued an aggregate principal amount of dealer medium-term notes totaling $1,800 million at an average fixed interest rate of 4.65% with an average term of four years, and an aggregate principal amount of dealer medium-term notes totaling $600 million at floating interest rates with an average term of two years. We repaid $1,753 million in principal amount of dealer medium-term notes that matured during FY2025. Subsequent to FY2025, we issued $525 million of dealer medium-term notes at a floating interest rate with a term of 18 months.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. The following table presents, by issuance, subordinated deferrable debt outstanding and the weighted-average interest rates as of May 31, 2025 and 2024.

Table 8.1: Subordinated Deferrable Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2025		2024		Maturity and Call Dates
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate	Term in Years	Maturity(2)	Call Date
Issuances of subordinated notes:
Variable rate issuance 2013	$300,000	7.45%	$300,000	8.50%	30	2043	April 30, 2023(1)
5.25% issuance 2016	350,000	5.25	350,000	5.25	30	2046	April 20, 2026(1)
5.50% issuance 2019	250,000	5.50	250,000	5.50	45	2064	May 15, 2024(1)
7.125% issuance 2023	300,000	7.13	300,000	7.13	30	2053	June 15, 2028
7.125% issuance 2024	100,000	7.13	100,000	7.13	29	2053	June 15, 2028
Subordinated notes	43,811	5.75	—	—	30	2054-2055	Various(3)
Total aggregate principal amount	1,343,811		1,300,000
Unamortized premium	3,450		3,488
Debt issuance costs	(17,776)		(16,627)
Total subordinated deferrable debt	$1,329,485	6.36	$1,286,861	6.63
___________________________
(1)At any time on or after the call date, the subordinated deferrable debt is redeemable, in whole or in part, at par.
(2)Maturity is presented based on calendar year.
(3)The subordinated notes may be called, in whole or in part, at par on or after five years from the date of the issuances.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our subordinated deferrable debt due 2043 is based on 3-month Term Secured Overnight Financing Rate (“SOFR”) plus the Alternative Reference Rates Committee (“ARRC”) recommended credit spread adjustment of 26.161 basis points plus 2.91% as of May 31, 2025. The interest on the debt is paid quarterly, and the payment of interest can be deferred for one or more consecutive interest periods not exceeding five consecutive years.

Our 5.25% subordinated deferrable debt due 2046 pays interest semiannually, may be called at par 10 years after the issuance, will convert to a variable rate in April 2026 based on 3-month Term SOFR plus the ARRC recommended credit spread adjustment of 26.161 basis points plus 3.63%, and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years.

Our 5.50% subordinated deferrable debt due 2064 pays interest quarterly, may be called at par five years after the issuance and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding 40 consecutive quarterly periods.

Our two issuances of 7.125% subordinated deferrable debt due 2053 pay interest semiannually, may be called at par every five years after the issuances, reset to a new fixed rate every five years based on the five-year U.S. Treasury rate plus a spread of 3.533% and allow us to defer the payment of interest for one or more consecutive interest periods not exceeding 20 consecutive semiannual periods.

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

The subordinated notes are unsecured and rank subordinate in right of payment to all of our current and future senior indebtedness. The subordinated notes are senior to our members’ subordinated certificates and rank equal in right of payment and upon liquidation to our outstanding subordinated deferrable debt and any other equally ranked subordinated notes we may issue. The subordinated notes may be called, in whole or in part, at par on or after five years from the date of the issuance and allow us to defer the payment of interest for one or more consecutive interest periods not exceeding 20 consecutive semiannual periods, or 40 consecutive quarterly periods.

During FY2025, we issued an aggregate principal amount of $44 million in subordinated notes that mature in 30 years under this new program.

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

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing, unsecured obligations of CFC, which are subordinate to all existing and future senior and subordinated indebtedness of CFC held by nonmembers of CFC, but rank proportionally to our member subordinated certificates. Member capital securities mature 30 years from the date of issuance and are callable at par at our option five years from the date of issuance and anytime thereafter. The interest rate for new member capital securities issuance is set at the time of issuance. These securities represent voluntary investments in CFC by the members. Member capital securities issued prior to FY2023 have a call option of 10 years from the date of issuance and anytime thereafter. The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2025 and 2024.

Table 9.1: Members’ Subordinated Certificates Outstanding and Weighted-Average Interest Rates

	May 31,
	2025		2024
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2025 through 2119	$628,617		$628,617
Subscribed and unissued(1)	20		8
Total membership subordinated certificates	628,637	4.96%	628,625	4.96%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	192,779		201,017
Non-interest-bearing loan subordinated certificates maturing through 2047	90,378		94,911
Total loan subordinated certificates	283,157	2.74	295,928	2.76
Interest-bearing guarantee subordinated certificates maturing through 2044	26,757	5.93	26,935	5.92
Total loan and guarantee subordinated certificates	309,914	3.02	322,863	3.02
Member capital securities:
Securities maturing through 2052	246,163	5.01	246,163	5.01
Total members’ subordinated certificates	$1,184,714	4.46	$1,197,651	4.44
___________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 52 and 53 years as of May 31, 2025 and 2024, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years subsequent to May 31, 2025 and thereafter.

Table 9.2: Members’ Subordinated Certificate Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2026	$60,782	3.26%
2027	4,642	3.39
2028	4,752	3.41
2029	6,392	2.44
2030	4,303	3.78
Thereafter	1,103,823	4.55
Total	$1,184,694	4.46
___________________________
(1)Excludes $0.02 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $124 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $8 million in FY2025 and represented 6% of amortizing loan subordinated certificates outstanding.

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

Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average rate paid and the weighted-average interest rate received for our interest rate swaps as of May 31, 2025 and 2024. For the substantial majority of interest rate swap agreements, SOFR is used as the basis for determining variable interest payment amounts each period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.1: Derivative Notional Amount and Weighted-Average Rates

	May 31,
	2025			2024
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,833,458	2.84%	4.54%	$5,842,540	2.77%	5.57%
Receive-fixed swaps	1,418,777	5.08	3.39	1,523,396	6.08	3.33
Total interest rate swaps	$7,252,235	3.28	4.32	$7,365,936	3.46	5.10

The following table presents the notional amount of our interest rate swaps maturing in each of the five fiscal years subsequent to May 31, 2025 and thereafter.

Table 10.2: Derivative Notional Amount Maturities

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Interest rate swaps	$7,252,235	$1,075,091	$611,427	$607,997	$700,907	$339,338	$3,917,475

Cash Flow Hedges

During FY2025, we executed five treasury lock agreements with an aggregate notional amount of $700 million to hedge interest rate risk on anticipated debt issuances. We terminated the treasury locks upon the pricing of the debt issuances and recorded a net gain of $1 million in AOCI, which is reclassified into interest expense over the terms of the related debt.

During FY2024, we executed two treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. We terminated the treasury locks upon the pricing of the anticipated debt and recorded a net settlement gain of less than $1 million in AOCI during FY2024, which is reclassified into interest expense over the term of the related debt.

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

We did not have any derivatives designated as accounting hedges as of May 31, 2025 and 2024.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.3: Derivative Assets and Liabilities at Fair Value

	May 31,
	2025		2024
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$555,855	$5,694,835	$691,249	$5,770,691
Total derivative assets	$555,855	$5,694,835	$691,249	$5,770,691

Derivative liabilities:
Interest rate swaps	$51,368	$1,557,400	$80,988	$1,595,245
Total derivative liabilities	$51,368	$1,557,400	$80,988	$1,595,245

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2025 and 2024, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 10.4: Derivative Gross and Net Amounts

	May 31, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$555,855	$—	$555,855	$49,806	$—	$506,049
Derivative liabilities:
Interest rate swaps	51,368	—	51,368	49,806	—	1,562

	May 31, 2024
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$691,249	$—	$691,249	$80,026	$—	$611,223
Derivative liabilities:
Interest rate swaps	80,988	—	80,988	80,026	—	962

Impact of Derivatives on Consolidated Statements of Operations

The primary factors affecting the fair value of our derivatives and the derivative gains (losses) recorded in our consolidated statements of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table 10.5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2025	2024	2023
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$99,219	$127,166	$33,577
Derivative forward value gains (losses)	(105,070)	264,871	252,267
Derivative gains (losses)	$(5,851)	$392,037	$285,844

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

During FY2025, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2025. Moody’s, S&P and Fitch had our ratings on stable outlook as of May 31, 2025. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2025, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.6: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$19,890	$(663)	$—	$(663)
Falls below Baa1/BBB+	4,808,258	(969)	334,307	333,338
Falls to or below Baa2/BBB(2)	334,723	—	22,257	22,257
Total	$5,162,871	$(1,632)	$356,564	$354,932
___________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $383 million as of May 31, 2025. These swaps were in an unrealized gain position of $38 million as of May 31, 2025.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of May 31, 2025.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2025 and 2024, and from AA- to BBB+ by S&P as of both May 31, 2025 and 2024. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% and 24% of the total outstanding notional amount of our derivatives as of May 31, 2025 and 2024, respectively. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $506 million and $611 million as of May 31, 2025 and 2024, respectively, as presented in Table 10.4 above.

NOTE 11—EQUITY

Total equity increased by $91 million to $3,103 million as of May 31, 2025 compared with May 31, 2024. The increase was attributable primarily to our reported net income of $140 million for FY2025, partially offset by a decrease in equity of $47 million from the CFC Board of Directors’ authorized patronage capital retirements during the period, as discussed below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 11.1: Equity

	May 31,
(Dollars in thousands)	2025	2024
Membership fees and educational fund:
Membership fees	$966	$968
Educational fund	2,658	2,608
Total membership fees and educational fund	3,624	3,576
Patronage capital allocated	948,526	928,232
Members’ capital reserve	1,631,609	1,455,564
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains(1)	606,215	342,624
Current fiscal year derivative forward value gains (losses)(1)	(104,552)	263,591
Current fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215
Other unallocated net loss	(709)	(709)
Unallocated net income	500,954	605,506
CFC retained equity	3,084,713	2,992,878
Accumulated other comprehensive loss	(2,236)	(1,416)
Total CFC equity	3,082,477	2,991,462
Noncontrolling interests	20,989	20,707
Total equity	$3,103,466	$3,012,169
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2025 to the cooperative educational fund. In July 2025, the CFC Board of Directors authorized the allocation of net earnings for FY2025 as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve. See “Item 7. MD&A—Non-GAAP Financial Measures” for information on adjusted net income.

In July 2025, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for FY2025 and $19 million represented the portion of the allocation from net earnings for fiscal year 2000 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $53 million to members in cash in the second quarter of fiscal year 2026. The remaining portion of the patronage capital allocation for FY2025 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2024, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2024 to the cooperative educational fund. In July 2024 the CFC Board of Directors authorized the allocation of net earnings for FY2024 as follows: $61 million to members in the form of patronage capital and $228 million to the members’ capital reserve. In July 2024, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $47 million, of which $30 million represented 50% of the patronage capital allocation for FY2024 and $17 million represented the portion of the allocation from net earnings for fiscal year 1999 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $47 million was returned to members in cash in September 2024. The remaining portion of the amount allocated for FY2024 will be retained by CFC for 25 years under current guidelines adopted by the CFC Board of Directors in June 2009.

In connection with the RTFC sale transaction, the CFC Board of Directors approved the early retirement of $66 million of allocated but unretired CFC patronage capital to RTFC at a discounted amount of $41 million, which was paid from CFC to RTFC in December 2023 and the remaining $25 million was allocated to the CFC members’ capital reserve during FY2024. Following the closing of the RTFC sale transaction on December 1, 2023, CFC concluded that it is no longer a primary beneficiary of RTFC, and accordingly, deconsolidated RTFC from its consolidated financial statements.

Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations. During FY2024, the CFC Board of Directors approved a change in the allocation of net earnings that would allow us to retain additional earnings and help in effectively managing our debt-to-equity ratio. As a result of this change, we retained a higher percentage of net earnings for FY2024 in the members’ capital reserve, compared with FY2023.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the years ended May 31, 2025 and 2024 and the balance of each component as of the end of each respective period.

Table 11.2: Changes in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31,
	2025			2024
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$3,287	$(4,703)	$(1,416)	$11,102	$(2,759)	$8,343
Changes in unrealized gains (losses)	803	(850)	(47)	483	(2,156)	(1,673)
Realized (gains) losses reclassified to earnings	(1,155)	382	(773)	(8,298)	212	(8,086)
Ending balance	$2,935	$(5,171)	$(2,236)	$3,287	$(4,703)	$(1,416)
____________________________
(1)Of the derivative gains reclassified to earnings, a portion is reclassified as a component of the derivative gains (losses) line item and the remainder is reclassified as a component of the interest expense line item in our consolidated statements of operations.
(2)Reclassified to earnings as a component of the other non-interest expense line item presented in our consolidated statements of operations.

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

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). In April 2025, the Department of Labor issued guidance under the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act of 2022, which revised the methodology for reporting annual funding information for defined benefit pension plans. These changes became effective for plan years beginning after December 31, 2023. As a result, prior-year plan funding information has been restated to agree to the updated reporting requirements. Under the market-based reporting of plan assets and liabilities, the plan was more than 90%, 80% and 70% funded as of December 31, 2024, 2023 and 2022, respectively. We made contributions to the Retirement Security Plan of $7 million, $6 million and $5 million in FY2025, FY2024 and FY2023, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Executive Benefit Restoration Plan

We adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds Internal Revenue Service limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. This plan included nine and seven participants as of May 31, 2025 and 2024, respectively.

We recognized net periodic pension expense for this plan of approximately $1 million in each of FY2025, FY2024 and FY2023. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, was $8 million and $7 million as of May 31, 2025 and 2024, respectively. CFC made contributions to the plan of $1 million in each of FY2025, FY2024 and FY2023, for lump-sum settlement payments to fully vested participants of $1 million in each respective year. Unrecognized pension costs recorded in accumulated other comprehensive loss were $5 million as of both May 31, 2025 and 2024. We expect to amortize less than $1 million of the unrecognized pension costs as a component of our net periodic pension benefit expense in the fiscal year ended May 31, 2026.

As a result of the settlement payments in FY2025, FY2024 and FY2023, we recognized a settlement loss of less than $1 million in each of FY2025, FY2024 and FY2023. The settlement losses are recorded as a component of non-interest expense in our consolidated statements of operations.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximately $1 million to the plan in each of FY2025, FY2024 and FY2023.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of May 31, 2025 and 2024.

Table 13.1: Guarantees Outstanding by Type and Member Class

	May 31,
(Dollars in thousands)	2025	2024
Guarantee type:
Long-term tax-exempt bonds(1)	$48,455	$73,755
Letters of credit(2)(3)	978,492	752,019
Other guarantees	183,659	184,142
Total	$1,210,606	$1,009,916

Member class:
CFC:
Distribution	$506,834	$472,210
Power supply	599,766	451,828
Statewide and associate(4)	43,442	42,257
CFC total	1,150,042	966,295
NCSC electric	60,564	43,621
Total	$1,210,606	$1,009,916
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Under a hybrid letter of credit facility, we had no commitment available that may be used for the issuance of letters of credit as of May 31, 2025. We had $30 million of commitments that may be used for the issuance of letters of credit as of May 31, 2024.
(4)Includes CFC guarantees to NCSC telecom members totaling $42 million and $41 million as of May 31, 2025 and 2024, respectively.

We had guarantees outstanding totaling $1,211 million and $1,010 million as of May 31, 2025 and 2024, respectively. Guarantees under which our right of recovery from our members was not secured totaled $781 million and $718 million and represented 65% and 71% of total guarantees as of May 31, 2025 and 2024, respectively. We were not required to perform pursuant to any of our guarantee obligations during FY2025 or FY2024.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term tax-exempt bonds of $48 million and $74 million as of May 31, 2025 and 2024, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $978 million and $752 million as of May 31, 2025 and 2024, respectively, $356 million and $194 million were secured as of each respective date. The maturities for the outstanding letters of credit as of May 31, 2025 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2025, we may be required to issue up to an additional $124 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2025. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $184 million as of both May 31, 2025 and 2024, of which $25 million was secured as of both May 31, 2025 and 2024. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

In addition to the guarantees described above, we were also the liquidity provider for $48 million of variable-rate tax-exempt bonds as of May 31, 2025, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during FY2025, FY2024 or FY2023.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $14 million and $16 million as of May 31, 2025 and 2024, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified and accounts for the substantial majority of our guarantee liability, totaled $13 million and $15 million as of May 31, 2025 and 2024, respectively. The remaining amount pertains to our contingent guarantee exposures.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2025 and thereafter:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.2: Guarantees Outstanding Maturities

(Dollars in thousands)	Amount Maturing
2026	$711,398
2027	115,113
2028	172,505
2029	28,846
2030	7,054
Thereafter	175,690
Total	$1,210,606

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of May 31, 2025 and 2024. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 14.1: Fair Value of Financial Instruments

	May 31, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,712	$134,712	$134,712	$—	$—
Restricted cash	8,410	8,410	8,410	—	—
Equity securities, at fair value	11,252	11,252	11,252	—	—
Debt securities trading, at fair value	113,663	113,663	—	113,663	—
Deferred compensation investments	8,019	8,019	8,019	—	—
Loans to members, net	37,039,363	34,113,178	—	—	34,113,178
Accrued interest receivable	270,222	270,222	—	270,222	—
Derivative assets	555,855	555,855	—	555,855	—
Total financial assets	$38,141,496	$35,215,311	$162,393	$939,740	$34,113,178

Liabilities:
Short-term borrowings	$5,091,416	$5,094,451	$—	$5,094,451	$—
Long-term debt	27,163,701	26,415,950	—	16,737,855	9,678,095
Accrued interest payable	294,917	294,917	—	294,917	—
Guarantee liability	14,396	15,321	—	—	15,321
Derivative liabilities	51,368	51,368	—	51,368	—
Subordinated deferrable debt	1,329,485	1,341,974	238,620	1,103,354	—
Members’ subordinated certificates	1,184,714	1,184,714	—	—	1,184,714
Total financial liabilities	$35,129,997	$34,398,695	$238,620	$23,281,945	$10,878,130

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2024		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$280,124	$280,124	$280,124	$—	$—
Restricted cash	8,217	8,217	8,217	—	—
Equity securities, at fair value	36,886	36,886	36,886	—	—
Debt securities trading, at fair value	281,351	281,351	—	281,351	—
Deferred compensation investments	7,763	7,763	7,763	—	—
Loans to members, net	34,493,559	30,884,906	—	—	30,884,906
Accrued interest receivable	190,247	190,247	—	190,247	—
Derivative assets	691,249	691,249	—	691,249	—
Total financial assets	$35,989,396	$32,380,743	$332,990	$1,162,847	$30,884,906

Liabilities:
Short-term borrowings	$4,332,690	$4,333,635	$—	$3,833,635	$500,000
Long-term debt	25,901,165	24,470,693	—	15,529,041	8,941,652
Accrued interest payable	263,372	263,372	—	263,372	—
Guarantee liability	15,896	16,477	—	—	16,477
Derivative liabilities	80,988	80,988	—	80,988	—
Subordinated deferrable debt	1,286,861	1,295,729	244,636	1,051,093	—
Members’ subordinated certificates	1,197,651	1,197,651	—	—	1,197,651
Total financial liabilities	$33,078,623	$31,658,545	$244,636	$20,758,129	$10,655,780

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

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data include but

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during fiscal years ended May 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2025 and 2024, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the years ended May 31, 2025 and 2024.

Table 14.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,
	2025			2024
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$11,252	$—	$11,252	$36,886	$—	$36,886
Debt securities trading, at fair value	—	113,663	113,663	—	281,351	281,351
Deferred compensation investments	8,019	—	8,019	7,763	—	7,763
Derivative assets	—	555,855	555,855	—	691,249	691,249

Liabilities:
Derivative liabilities	—	51,368	51,368	—	80,988	80,988

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

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in corporate debt securities, municipality debt securities, commercial MBS and other ABS and were classified as trading as of May 31, 2025. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using significant observable market inputs where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of May 31, 2025 or May 31, 2024.

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

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of May 31, 2025 and 2024.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 15.1: Consolidated Assets and Liabilities of Variable Interest Entities

	May 31,
(Dollars in thousands)	2025	2024
Assets:
Loans outstanding	$1,654,228	$1,544,477
Other assets	16,111	12,700
Total assets	$1,670,339	$1,557,177

Liabilities:
Total liabilities	$15,114	$9,824

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of May 31, 2025 and 2024.

Table 15.2: CFC Exposure Under Credit Commitments to NCSC

	May 31,
(Dollars in thousands)	2025	2024
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,640,372	1,532,781
Credit enhancements:
CFC third-party guarantees	60,564	43,621
Other credit enhancements	1,275	757
Total credit enhancements(2)	61,839	44,378
Total outstanding commitments	1,702,211	1,577,159
CFC credit commitments available	$3,297,789	$3,422,841
____________________________
(1)Intercompany borrowings payable by NCSC to CFC as of May 31, 2025 and 2024 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC has access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC as of May 31, 2025 which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $62 million as of May 31, 2025. The maturities for obligations guaranteed by CFC extend through 2043.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—BUSINESS SEGMENTS

The following disclosures reflect the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which was adopted retrospectively for our annual consolidated financial statements for the fiscal year ended May 31, 2025. The adoption of this guidance requires additional reportable segment disclosures, primarily relating to significant segment expenses and the CODM. Adoption of this guidance did not result in changes to the identification of our reportable business segments. See “Note 1—Summary of Significant Accounting Policies” for additional information related to our adoption of this new accounting standard.

Our operating segments consist of CFC and NCSC for both FY2025 and FY2024, which also represent our reportable segments. Our activities were previously conducted through three operating segments: CFC, NCSC and RTFC for FY2023. On December 1, 2023, RTFC completed the sale of its business to NCSC, as discussed under “Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K. As we aggregated segment information for NCSC and RTFC into one reportable segment prior to the RTFC sale transaction, the sale of RTFC did not cause a change in the composition of our reportable segments. A description of each of our segments and the products and services they provide to their respective members and associates is presented below.

CFC’s principal purpose is to provide its members with financing to supplement the loan programs of RUS. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, electric power supply systems and related facilities. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations.

NCSC’s principal purpose is to provide financing to its members and associates. NCSC makes loans to electric cooperatives and their subsidiaries that provide non-electric services in the energy and telecommunication industries as well as to entities that provide substantial benefit to CFC members, including eligible solar energy providers and investor-owned utilities. NCSC also provides its members and associates with equipment financing for leased assets, institutional debt placement services thought its wholly owned subsidiary Cooperative Securities and credit enhancements in the form of letters of credit.

Basis of Presentation

We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. This presentation is aligned with how results are reviewed internally by our Chief Executive Officer (“CEO”), which we determined to be our CODM. The primary measure used regularly by our CODM to evaluate segment financial performance and allocate resources accordingly between segments is the net income adjusted to exclude derivative forward value gains (losses), which represent the effects of fair value fluctuations in our interest rate swaps. The CODM reviews and analyzes on a monthly basis the budget-to-actual variances for the adjusted net income and its components, to inform his decisions regarding the business segment allocation of capital and resources, in order to ensure alignment with our performance goals. The CODM also looks at changes in our total loans outstanding to assess the performance of the segments.

Business Segment Reporting Methodology

The results of our business segments are intended to present the separate results for each of the reportable segments included in our consolidated financial statements. As discussed in “Note 15—Variable Interest Entities,” all of NCSC’s funding is either provided by CFC or guaranteed by CFC, the terms and conditions of which are stipulated in a loan and security agreement and a guarantee agreement between CFC and NCSC. Pursuant to the guarantee agreement, CFC unconditionally guarantees full indemnification to NCSC for any credit losses. In addition, CFC manages the business operations of NCSC under a management agreement that automatically renews on an annual basis unless the agreement is terminated by either party.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report loans, and interest and fees earned on loans, based on the entity that holds the loans. CFC borrows from various sources to fund the operations of CFC and NCSC, the cost of which is reflected in CFC’s interest expense. NCSC borrows from CFC to fund loans to its members, the cost of which is reported as interest expense by NCSC. CFC charges NCSC a management fee, which CFC reports as a component of fee and other income. NCSC reports the management fee charged by CFC as a component of non-interest expense. CFC and NCSC use derivatives, primarily interest rate swaps, to manage interest rate risk. Because we generally do not elect to apply hedge accounting to our interest rate swaps, changes in the fair value of our interest rate swaps are recorded in earnings in our consolidated total results of operations. However, management excludes the impact of derivative forward value gains (losses) and includes the net periodic derivative cash settlement interest income or expense amounts as a component of interest expense in reporting our segment results of operations, which represents the only difference between the accounting and reporting for our business segment results of operations and our consolidated total results of operations.

Segment Results and Reconciliation

The following tables display segment results of operations for the years ended May 31, 2025, 2024 and 2023, assets attributable to each segment as of May 31, 2025 and 2024 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.1: Business Segment Information

	Year Ended May 31, 2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated
Results of operations:
Interest income	$1,693,507	$87,710	$1,781,217	$—	$(77,984)	$1,703,233
Interest expense	(1,442,027)	(78,236)	(1,520,263)	—	77,984	(1,442,279)
Derivative cash settlements interest income (expense)	99,237	(18)	99,219	(99,219)	—	—
Interest expense(3) (4)	(1,342,790)	(78,254)	(1,421,044)	(99,219)	77,984	(1,442,279)
Net interest income	350,717	9,456	360,173	(99,219)	—	260,954
Benefit for credit losses	8,111	414	8,525	—	(414)	8,111
Net interest income after benefit for credit losses	358,828	9,870	368,698	(99,219)	(414)	269,065
Non-interest income:
Fee and other income	29,162	3,707	32,869	—	(9,272)	23,597
Derivative gains:
Derivative cash settlements interest income	—	—	—	99,219	—	99,219
Derivative forward value losses	—	—	—	(105,070)	—	(105,070)
Derivative losses	—	—	—	(5,851)	—	(5,851)
Investment securities gains	5,674	—	5,674	—	—	5,674
Total non-interest income	34,836	3,707	38,543	(5,851)	(9,272)	23,420
Non-interest expense:
Salaries and employee benefits(3)	(71,920)	(251)	(72,171)	—	—	(72,171)
Consulting(3)	(14,828)	(249)	(15,077)	—	—	(15,077)
Depreciation and amortization(3)	(12,615)	—	(12,615)	—	—	(12,615)
Other non-interest expense(5)	(50,016)	(12,090)	(62,106)	—	9,686	(52,420)
Total non-interest expense	(149,379)	(12,590)	(161,969)	—	9,686	(152,283)
Income before income taxes	244,285	987	245,272	(105,070)	—	140,202
Income tax provision	—	(188)	(188)	—	—	(188)
Net income(6)	$244,285	$799	$245,084	$(105,070)	$—	$140,014

	May 31, 2025
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$37,049,692	$1,654,228	$38,703,920	$—	$(1,640,372)	$37,063,548
Deferred loan origination costs	16,430	—	16,430	—	—	16,430
Loans to members	37,066,122	1,654,228	38,720,350	—	(1,640,372)	37,079,978
Less: Allowance for credit losses	(40,615)	(5,586)	(46,201)	—	5,586	(40,615)
Loans to members, net	37,025,507	1,648,642	38,674,149	—	(1,634,786)	37,039,363
Other assets	1,269,575	34,068	1,303,643	—	(17,957)	1,285,686
Total assets	$38,295,082	$1,682,710	$39,977,792	$—	$(1,652,743)	$38,325,049

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,584,071	$82,104	$1,666,175	$—	$(72,824)	$1,593,351
Interest expense	(1,339,003)	(72,909)	(1,411,912)	—	72,824	(1,339,088)
Derivative cash settlements interest income	127,017	149	127,166	(127,166)	—	—
Interest expense(3) (4)	(1,211,986)	(72,760)	(1,284,746)	(127,166)	72,824	(1,339,088)
Net interest income	372,085	9,344	381,429	(127,166)	—	254,263
Benefit (provision) for credit losses	5,516	(2,330)	3,186	—	2,330	5,516
Net interest income after benefit (provision) for credit losses	377,601	7,014	384,615	(127,166)	2,330	259,779
Non-interest income:
Fee and other income	27,857	7,448	35,305	—	(12,513)	22,792
Derivative gains:
Derivative cash settlements interest income	—	—	—	127,166	—	127,166
Derivative forward value gains	—	—	—	264,871	—	264,871
Derivative gains	—	—	—	392,037	—	392,037
Investment securities gains	10,772	—	10,772	—	—	10,772
Total non-interest income	38,629	7,448	46,077	392,037	(12,513)	425,601
Non-interest expense:
Salaries and employee benefits(3)	(66,382)	(1,019)	(67,401)	—	—	(67,401)
Consulting(3)	(9,668)	(168)	(9,836)	—	—	(9,836)
Depreciation and amortization(3)	(10,469)	—	(10,469)	—	—	(10,469)
Other non-interest expense(5)	(39,954)	(12,083)	(52,037)	—	10,183	(41,854)
Total non-interest expense	(126,473)	(13,270)	(139,743)	—	10,183	(129,560)
Income before income taxes	289,757	1,192	290,949	264,871	—	555,820
Income tax provision	—	(1,504)	(1,504)	—	—	(1,504)
Net income (loss)(6)	$289,757	$(312)	$289,445	$264,871	$—	$554,316

	May 31, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$34,516,488	$1,544,477	$36,060,965	$—	$(1,532,781)	$34,528,184
Deferred loan origination costs	14,101	—	14,101	—	—	14,101
Loans to members	34,530,589	1,544,477	36,075,066	—	(1,532,781)	34,542,285
Less: Allowance for credit losses	(48,726)	(6,000)	(54,726)	—	6,000	(48,726)
Loans to members, net	34,481,863	1,538,477	36,020,340	—	(1,526,781)	34,493,559
Other assets	1,671,555	28,389	1,699,944	—	(15,689)	1,684,255
Total assets	$36,153,418	$1,566,866	$37,720,284	$—	$(1,542,470)	$36,177,814

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2023
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,343,215	$61,716	$1,404,931	$—	$(53,202)	$1,351,729
Interest expense	(1,036,499)	(53,211)	(1,089,710)	—	53,202	(1,036,508)
Derivative cash settlements interest income (expense)	34,021	(444)	33,577	(33,577)	—	—
Interest expense(3) (4)	(1,002,478)	(53,655)	(1,056,133)	(33,577)	53,202	(1,036,508)
Net interest income	340,737	8,061	348,798	(33,577)	—	315,221
Provision for credit losses	(603)	(935)	(1,538)	—	935	(603)
Net interest income after provision for credit losses	340,134	7,126	347,260	(33,577)	935	314,618
Non-interest income:
Fee and other income	24,880	3,922	28,802	—	(10,668)	18,134
Derivative gains:
Derivative cash settlements interest income	—	—	—	33,577	—	33,577
Derivative forward value gains	—	—	—	252,267	—	252,267
Derivative gains	—	—	—	285,844	—	285,844
Investment securities losses	(4,974)	—	(4,974)	—	—	(4,974)
Total non-interest income (expense)	19,906	3,922	23,828	285,844	(10,668)	299,004
Non-interest expense:
Salaries and employee benefits(3)	(58,164)	(847)	(59,011)	—	—	(59,011)
Consulting(3)	(8,201)	(218)	(8,419)	—	—	(8,419)
Depreciation and amortization(3)	(5,717)	—	(5,717)	—	—	(5,717)
Other non-interest expense(5)	(36,728)	(11,093)	(47,821)	—	9,733	(38,088)
Total non-interest expense	(108,810)	(12,158)	(120,968)	—	9,733	(111,235)
Income (loss) before income taxes	251,230	(1,110)	250,120	252,267	—	502,387
Income tax provision	—	(800)	(800)	—	—	(800)
Net income (loss)(6)	$251,230	$(1,910)	$249,320	$252,267	$—	$501,587
____________________________
(1)Consists of (i) the reclassification of net periodic derivative settlement interest income (expense) amounts, which we report as a component of interest expense for business segment reporting purposes but is included in derivatives gains (losses) in our consolidated total results and (ii) derivative forward value gains (losses), which we exclude from our business segment results but is included in derivatives gains (losses) in our consolidated total results.
(2)Consists of intercompany borrowings payable by NCSC to CFC and the interest related to those borrowings, management fees paid by NCSC to CFC and other intercompany amounts, all of which are eliminated in consolidation.
(3)The significant expense categories and amounts align with the segment level information that is regularly provided to the CODM.
(4)Interest expense presented at the segment level is adjusted to include the effects of derivative cash settlement interest income or expense as provided to the CODM.
(5)Other non-interest expense for each segment includes information technology, member relations, board, and other general and administrative expenses. For the NCSC segment, the other non-interest expense also includes the management fee expense paid to CFC pursuant to the management agreement.
(6) Net income (loss) presented at the segment level is adjusted to exclude derivative forward value gains (losses) and is the primary measure used regularly by our CODM to evaluate segment financial performance and allocate resources between segments.

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2025.

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

By:	/s/ J. ANDREW DON	By:	/s/ YU LING WANG
	J. Andrew Don		Yu Ling Wang
	Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 5, 2025		August 5, 2025

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Controller (Principal Accounting Officer)
August 5, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Mark A. Suggs (President of CFC)	68	2020	2026
Brent McRae (Vice President of CFC)	65	2021	2027
Shane Larson (Secretary-Treasurer of CFC)	62	2022	2028
Charles A. Abel II	56	2022	2028
John Bartley	49	2024	2027
Donnie Bidegain	47	2023	2026
Jared Echternach	53	2021	2027
Timothy Eldridge	67	2021	2027
Bruce Anthony Everhart	69	2022	2026
William Keith Hayward	60	2020	2026
Michael J. Heinen	62	2021	2027
Jeanette Ingrid Kessler(1)	62	2025	2027
Anthony Larson	51	2020	2026
George Michael McDonald(2)	63	2025	2028
John Metcalf	60	2021	2027
Kendall J. Montgomery	61	2020	2025
Michael Partin(1)	58	2024	2027
Scott Peters(2)	58	2025	2028
Laura Phillips(2)	67	2025	2028
Jeffrey Allen Rehder	58	2020	2027
William Andrew Roberts(2)	65	2025	2028
James Taylor(2)	70	2025	2028
Anthony A. Anderson(4)	63	2022	2025
Thomas A. Bailey(3)	82	2019	2025
Darick Eisenbraun(5)	33	2023	2025
Dennis Fulk(3)	73	2019	2025
Barbara E. Hampton(3)	63	2019	2025
Bradley P. Janorschke(3)	60	2019	2025
G. Anthony Norton(3)	73	2019	2025
____________________________
(1)Pursuant to CFC’s bylaws, NRECA determines the method of director election and length of term for the seat occupied by this director.
(2)Director seated on June 30, 2025.
(3)Director’s term ended on June 30, 2025.
(4)Director resigned from CFC board effective March 1, 2025.
(5)Director resigned from CFC board effective June 30, 2025.

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

On June 30, 2025, the membership approved amendments to CFC’s bylaws. Pursuant to the amendments, the terms of the two directors designated by NRECA will expire in June 2027. Two new at-large directors will be elected by the membership to replace them. One new at-large director will be the chief executive officer, chief financial officer or other executive staff position of a Class B member, and the second new at-large director will be a director of a Class D member.

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Mark A. Suggs	68	2026(2)
Vice President and Director	Brent McRae	65	2026(2)
Secretary-Treasurer and Director	Shane Larson	62	2026(2)
Chief Executive Officer	J. Andrew Don	65	2021
Senior Vice President and Chief Financial Officer	Yu Ling Wang	50	2021
Senior Vice President and Chief Banking Officer	Joel Allen	59	2014
Senior Vice President and General Counsel	Nathan Howard	49	2022
Senior Vice President and Chief Corporate Affairs Officer	Brad L. Captain	55	2014
Senior Vice President and Chief Risk Officer	Gholam M. Saleh	53	2022
Senior Vice President and Chief Operating Officer	Gary Bradbury	54	2022
Senior Vice President and Chief Relationship Management Officer	Jill Maison	60	2023
Senior Vice President, Strategic Services	Amy Luongo	52	2025
___________________________
(1)Refers to fiscal year.
(2)Elected on June 30, 2025.

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

Mr. Shane Larson has served as the CEO of Rock Energy Cooperative in Janesville, Wisconsin, since August 2000. From 2013 to 2022, Mr. Larson served as a Director of Federated Rural Electric Insurance Exchange in Shawnee, Kansas including as its chairman. He has also served as a Director of Charge EV, LLC in Wisconsin since 2021 and as its Vice Chairman since 2021. Mr. Larson served as an Officer of Wisconsin’s Managers’ Association from 2006 to 2008 and as its president in 2008. He was also a board member of Empower Energy from 2003 until 2004. As the CEO of Rock Energy Cooperative, Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Dr. Kessler has served as a Director of Lane Electric Cooperative, Inc. in Eugene, Oregon since October 2014 and as a director of National Rural Electric Cooperative Association in Arlington, Virginia since March 2020. Dr. Kessler is a retired Veterinarian and owned and operated an Emergency Veterinary Hospital from June 1995 until November 2019. As a director of Lane Electric Cooperative, Inc., Dr. Kessler has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Dr. Kessler has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Anthony Larson has served as a Director of Slope Electric Cooperative, Inc. in New England, North Dakota, since June 2010, and as a director of Upper Missouri Power Cooperative in Sidney, Montana, since April 2020. Mr. Larson has served as a director of Basin Electric Power Cooperative, Dakota Gasification Company, Dakota Coal Company, and Montana Limestone Company in Bismarck, North Dakota, since December 2024 and as an advisory board member of Dakotas America since September 2017. In addition to being a self-employed rancher since 1986, Mr. Larson was an ambulatory care officer at West River Health Services from August 2016 to September 2019, and an agricultural banker at Dacotah Bank from October 2012 to January 2015. As a Director of Slope Electric Cooperative, Inc., Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. McDonald has served as a Director of Washington Electric Membership Corporation in Sandersville, Georgia since 2008 and as the Secretary-Treasurer from 2010 until 2024 and has served as Chairman of the Board since 2024. He has also served as a Director of Georgia Electric Membership Corporation in Tucker, Georgia since 2010 and as the Board Chair from 2020 to 2022. Mr. McDonald has served as a Director of Georgia System Operations in Tucker, Georgia since 2013. He has served on the Oglethorpe Power/Georgia Transmission/Georgia System Operations Advisory Board since 2013. As a director of Washington Electric Membership Corporation Mr. McDonald has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. McDonald has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Partin has been the CEO of Sequachee Valley Electric Cooperative in South Pittsburg, Tennessee, since 1998. Mr. Partin has also served as a Director of the NRECA Board of Directors, since 2019, its Vice President since 2024 and has served as NRECA President since March 5, 2025. As the CEO of Sequachee Valley Electric Cooperative, Mr. Partin has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Partin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Peters has been the CEO of Columbia Rural Electric Association in Walla Walla, Washington since 2008. He has also served as a Director of Washington Rural Electric Cooperative Association in Olympia, Washington since 2018 and served two terms as its Board President, Mr. Peters has served as a Director of Pioneer Utility Resources in Hillsboro, Oregon since 2018. He has also served as a Director of Cooperative Response Center in Austin, Minnesota since 2019. Mr. Peters has served as a Director of Pacific Northwest Generating Cooperative in Clackamas, Oregon since 2024. As a CEO of Columbia Rural Electric Association Mr. Peters has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Phillips has served as a Director of Delaware Electric Cooperative in Greenwood, Delaware since 2009 and served as its Secretary Treasurer. She has been a Vice President of WSFS Bank in Wilmington, Delaware since 2014. Since 1985 Mrs. Phillips has also owned Phillips Signs in Seaford, Delaware. As a Director of Delaware Electric Cooperative Mrs. Phillips has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Phillips has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Roberts has been the Vice President, Finance and CFO of Buckeye Power, Inc., in Columbus, Ohio since 2010. He has also been the Vice President and Chief Financial Officer of Ohio Rural Electric Cooperative in Columbus, Ohio since 2010. Mr. Roberts has served as the Director and Treasurer of Cardinal Operating Company in Columbus, Ohio since 2018. As a Chief Financial Officer, Mr. Roberts has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mr. Robert’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him qualified to serve as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.

Mr. Taylor has served as a Director of Northfork Electric Cooperative, Inc. in Sayre, Oklahoma since 1986 and as its President since 1993. He has also served as a Director of Oklahoma Association of Electric Cooperatives since 1998 and as its President from 2014 to 2015. Mr. Taylor has owned Taylor Ranch in Cheyenne, Oklahoma since 1993. As a Director of Northfork Electric Cooperative, Inc., Mr. Taylor has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Taylor has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Anderson served as the General Manager of Cherryland Electric Cooperative in Grawn, Michigan, from March 2003 to April 2024. Additionally, Mr. Anderson served as a Director of NRECA in Arlington, Virginia, from 2008 to March 2025 and served as its president from March 2023 to March 2025. He also served as Director of the Michigan Electric Cooperative Association in Lansing, Michigan, from 2003 to 2023. As the general manager of Cherryland Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Anderson resigned from the CFC board effective March 1, 2025.

Mr. Bailey has served as a Director of Vermont Electric Cooperative in Johnson, Vermont, since 2004. From 2006 to 2015, Mr. Bailey served as board president of Vermont Electric Cooperative. He has operated a real estate investment business since 2009. As a Director of Vermont Electric Cooperative, Mr. Bailey has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bailey had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Bailey’s director term on the CFC board ended on June 30, 2025.

Mr. Eisenbraun has been Chief Executive Officer of High Plains Power, Inc. in Riverton, Wyoming, since 2021. He also served as Chief Financial Officer of Butte Electric Cooperative, Inc. in Newell, South Dakota, from 2015 to 2020. Mr. Eisenbraun has also served as a Director of the City of Spearfish – Municipal Airport Board from 2018 to 2020, and as the Vice President of the City of Spearfish City Council from 2019 to 2020. As the CEO of High Plains Power, Inc., Mr. Eisenbraun has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Eisenbraun had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Eisenbraun resigned from the CFC board effective June 30, 2025.

Mr. Fulk has served as a Director of Platte-Clay Electric Cooperative in Kearney, Missouri, since 1993, including serving as board president from 2000 to 2015. He served as a Director of NW Electric Power Cooperative from 2004 until April 2019, serving as board vice president from 2011 to April 2019. Mr. Fulk also served as a Director of the Association of Missouri Electric Cooperatives from 2000 until 2015, serving as board president from 2010 to 2011. As a Director of Platte-Clay Electric Cooperative, Mr. Fulk has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Fulk had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Fulk’s director term on the CFC board ended on June 30, 2025.

Mrs. Hampton currently serves as the President and CEO of Georgia Transmission Corporation in Tucker, Georgia, a position she began in January 2021. She served as the Senior Vice President and CFO of the organization from 2005 until moving to the CEO role. Mrs. Hampton has been a Certified Public Accountant since 1990. As President and CEO of Georgia Transmission Corporation, Mrs. Hampton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Hampton had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mrs. Hampton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results made her qualified to serve as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and as the chairperson of CFC’s Audit Committee. Mrs. Hampton’s director term on the CFC board ended on June 30, 2025.

Mr. Janorschke has been the General Manager at Homer Electric Association, Inc. in Homer, Alaska, since 2004. He has also been the General Manager of Alaska Electric and Energy Cooperative in Homer, Alaska, since 2004. Mr. Janorschke has also served on the Board of Trustees of the Northwest Public Power Association in Vancouver, Washington, since 2014. As the General Manager of Homer Electric Association, Inc., Mr. Janorschke has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Janorschke had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Janorschke’s director term on the CFC board ended on June 30, 2025.

Mr. Norton has served as a Director of Snapping Shoals Electric Membership Corporation in Covington, Georgia, since 1993. Mr. Norton has also served as a Director at Georgia System Operations Corporation in Tucker, Georgia, since 2012. Additionally, Mr. Norton served as a Director of Georgia Electric Membership Corporation in Tucker, Georgia, from 2009 to 2021. Mr. Norton owned and operated Conyers Pharmacy in Conyers, Georgia, from 1982 to 2018. As a Director of Snapping Shoals Electric Membership Corporation, Mr. Norton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Norton had the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Norton’s director term on the CFC board ended on June 30, 2025.

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

Ms. Wang joined CFC in 2000. During her 24 year tenure, Ms. Wang has held various positions within CFC’s finance department. Ms. Wang was named Vice President, Capital Markets in June 2017 after having served as Vice President, Capital Markets Relations since June 2012. Effective May 3, 2021, Ms. Wang became Senior Vice President and Chief Financial Officer.

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

Mr. Bradbury serves as Senior Vice President and Chief Operating Officer. In this capacity since 2021, Mr. Bradbury is responsible for overseeing Information Technology, Human Resources, Loan Servicing, Facilities and other corporate services. Prior to his current role, Mr. Bradbury served as Vice President of Internal Audit and Enterprise Risk Management from 2001 to 2021. His earlier experience includes corporate auditing management roles at PricewaterhouseCoopers LLP and Stat Oil Energy.

Mrs. Maison joined CFC in 2005 as an Associate Vice President. She held various positions in Credit Risk Management and G&T Lending from 2005 to June 2015. In June 2015, she became Regional Vice President, G&T until becoming Director, G&T Relationship Management in January 2019. From June 2021 until January 2023 she served as Vice President, G&T. On January 3, 2023, she was promoted to Senior Vice President, Relationship Management. Effective March 1, 2025, Mrs. Maison was named Senior Vice President and Chief Relationship Management Officer.

Mrs. Luongo joined CFC in 2002. Throughout her career with CFC, Mrs. Luongo has held various positions. She served as an Associate Vice President, Member Services through 2010 and as Vice President, Portfolio Management from 2010 until November 2024, when she was promoted to Senior Vice President, Strategic Services.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Montgomery (Chairperson), Mr. Roberts (Vice Chairperson), Mr. Suggs (Ex Officio), Mr. Abel, Mr. Bartley, Mr. Eldridge, Mr. Heinen, Mr. Anthony Larson, Mr. Shane Larson, Dr. Kessler, Mr. Metcalf and Mr. Peters. Mr. Roberts was designated by the board as an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written policy for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

Audit Committee Report

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2025. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2025 for filing with the U.S. Securities and Exchange Commission (the “SEC”).

Submitted by the Audit Committee:
Kendall J. Montgomery
William Andrew Roberts
Mark A. Suggs
Charles A. Abel II
John Bartley
Timothy Eldridge
Michael J. Heinen
Anthony Larson
Shane Larson
Jeanette Ingrid Kessler
John Metcalf
Scott Peters

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

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Suggs, Mr. McRae, Mr. Shane Larson, Mr. Bidegain, Mr. Everhart, Mr. Montgomery and Mr. Echternach. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation

Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2025, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Discussion and Analysis—Compensation Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long-term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. During fiscal year 2025, Mercer US provided CFC services with respect to general compensation data and benefit administration. The decision to engage Mercer US was made by management and approved by the Compensation Committee. The aggregate fees paid to Mercer US for executive compensation services to the Compensation Committee during fiscal year 2025 were $83,012.

In fiscal year 2025, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest. CFC does not believe that such additional services impair Mercer’s ability to provide independent advice to the Compensation Committee or otherwise present a conflict of interest.

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

The ERM framework is intended to provide a holistic view of key risks that may impact CFC’s strategic objectives. ERM provides CFC with a process that allows CFC to become more anticipatory and effective at evaluating and managing uncertainties, objectively and proactively. The ERM process is focused on categorically measuring and assessing key risks across three broad groupings of risk, namely credit risk, financial risk and operational risk. The process of assessing key risks is performed quarterly and within the context of CFC’s strategic objectives, mission, values, culture, conservative risk-management philosophy and established risk guidelines. The framework provides a consistent approach for identifying CFC’s key risks and determining appropriate responses in light of the board of directors’ strategic objectives.

The board of directors periodically reviews important trends and emerging developments across key risks as assessed, measured and evaluated by management. The Chief Risk Officer is primarily accountable for the execution of the ERM responsibilities in accordance with established risk limits and guidelines where applicable and as established by corresponding risk owners and in alignment with the risk philosophy of the board of directors. Additionally, management is responsible for periodically evaluating the ERM framework, making regular reports to the board of directors about its evaluation of the ERM framework and proposing to the board of directors changes to the ERM process to reflect financial industry best practice.

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

Trading Policy

CFC has adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. The policy and procedures set forth therein are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards (the “Insider Trading Policy”). A copy of the Insider Trading Policy has been incorporated by reference to this Report.

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

Under the policy, incentive-based compensation is defined as any compensation paid pursuant to CFC’s annual incentive plan and any other compensation that is based in whole or in part on the attainment of a financial reporting measure. The incentive-based compensation eligible for recovery under this policy includes compensation received during the three completed fiscal years immediately preceding the date we are required to prepare an accounting restatement, as outlined above. This applies provided that the individual served as an officer covered under the policy at any time during the performance period relevant to the incentive-based compensation. A copy of the Clawback Policy has been incorporated by reference to this Report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Mr. Don, Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury) are consistent with those offered to all employees.

Pursuant to CFC’s Compensation Committee charter, the Compensation Committee reviews and makes recommendations to the CFC’s Board of Directors on CFC’s total compensation philosophy and pay components, including base and incentive pay programs. With respect to the CEO, the Compensation Committee annually reviews and approves corporate goals and objectives relevant to compensation, evaluates performance in light of these goals and objectives, and determines and approves the CEO’s compensation based on this evaluation. Pursuant to the charter, the Compensation Committee has delegated its responsibility for the annual evaluation of the performance of other executive officers to the CEO, and the CEO evaluates performance and determines appropriate base compensation for such other executive officers on the basis of CFC’s goals and objectives.

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

Our compensation philosophy is to provide a total compensation package for employees—base pay, annual incentive and benefits—that is competitive in the local employment market. Due to the cooperative nature of the organization, CFC does not offer stock or other equity compensation. Thus, it is important for CFC to pay the named executive officers of CFC competitively in base pay to retain key talent.

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

Compensation Analysis

In fiscal year 2025, the Compensation Committee engaged Mercer US to conduct a survey to provide compensation data for the CEO position using 17 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders offering full-service financing, investment and related services. The companies targeted as peer companies included six members of the Farm Credit System and 11 regional banks and financial services companies.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s November 30, 2024 total assets of $37.1 billion. The peer group consisted of financial services organizations Webster Financial Corporation; Synovus Financial Corp.; Navient Corporation; BankUnited, Inc.; Hancock Whitney Corporation; Commerce Bancshares, Inc.;

Federal Agricultural Mortgage Corporation; SLM Corporation; OneMain Holdings, Inc.; Rocket Companies, Inc.; and Bread Financial Holdings, Inc. as well as six Farm Credit System peers.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies. Mercer US’ data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed for the peer group companies include:
•current base salary;
•target and actual annual incentive paid in fiscal year 2024;
•actual long-term incentive granted, which included restricted stock awards (valued at face value on the date of grant), stock option awards (valued at grant date utilizing the Black-Scholes option pricing model), other long-term incentive target awards (valued at target value on date of award) and cash long-term incentive payouts (valued at actual payout on date of award if target value is not disclosed);
•sign-on awards, special awards and mega-grants annualized over the term of the employment contract or the vesting schedule; and
•annualized value of retirement, perquisites and other noncash compensation.

The Compensation Committee reviewed total compensation data for the peer group for informational purposes and used this data to determine the competitiveness of compensation and to set CEO base pay.

In determining the base compensation paid to our other named executive officers, the CEO engaged Mercer US to compile benchmark data of financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. CFC has often recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to CFC; he did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation

Base Pay — Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, as well as employee experience, skills and tenure within a salary range. To attract and retain a highly skilled workforce, we must remain competitive with the pay of other employers that compete with us for talent.

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, the Compensation Committee concluded that the CEO and the organization performed extremely well during this business year, with business results meeting or exceeding company targets for many key performance metrics, and the CEO continuing to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the committee increased the CEO’s base pay to $1,379,268 effective June 1, 2025.

As discussed above, Mr. Don, pursuant to the delegation of authority provided to the CEO from the Compensation Committee, exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don determined that Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury all performed well in their various roles as senior leaders of the organization, with each contributing to the achievement of corporate strategies and objectives in a positive and meaningful way. As a result, Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury received merit increases to their base pay. The increases are included in the total compensation table below.

Annual Incentive — Our annual cash incentive program for fiscal year 2025 was a one-year cash incentive that was tied to the annual performance of the organization as well as individual performance. We believe that by paying an incentive tied to the achievement of annual operating goals as well as individual performance, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets while also exhibiting high levels of performance. Additionally, the annual incentive pay enhances our ability to provide competitive compensation while at the same time aligning total compensation paid to the achievement of corporate goals. Every employee participates in the annual incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The annual incentive program provides maximum annual cash incentive opportunities based on the employee’s position level within our base pay structure, ranging from 26% to 40% of base pay. Named executive officers are eligible to receive annual cash incentive compensation of up to 40% of their base pay. The individual performance component of the plan is determined by the employee’s performance rating, which is weighted from 0% to 100%, and the level of their position within our base pay structure, which determines the portion of the total annual incentive payout tied to individual performance, ranging from 20% to 80%. The remainder of the payout is based on company performance against established corporate goals.

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

The four quadrants for fiscal year 2025, which were the basis for the annual incentive payment, were Member; Financial Ratios; Internal Process; and Employee Engagement. For fiscal year 2025, the board of directors established six corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in their role and we meet our internal business plan goals.

The goals for fiscal year 2025 were:

•Member Portfolio Management: Two goals supporting expansion of member participation in CFC loan products and maintaining or increasing market share of borrowers in key segments of the loan portfolio.
•Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•Internal Process: One goal focused on managing CFC’s operating expense levels.
•Employee Engagement: One goal focused on engaging and educating employees to gain a greater understanding of the organization’s corporate governance, the purpose and importance of member meetings, recognizing developments and challenges in the cooperative industry, and raising awareness of the risks and opportunities in the use of artificial intelligence.

The determination of the extent to which the six goals were achieved and, therefore, the amount to be paid out under the annual incentive plan for fiscal year 2025 was confirmed by the board of directors in July 2025. The board determined that four goals were achieved at 100%, and two goals were achieved at 75%. Each goal carries a different weight varying between 10% and 25%, resulting in an aggregate payout of 92.5% of the total opportunity. CFC has a 10-year average payout of 19.51% of base salaries for all employees across both our legacy short-term incentive plans and the new annual incentive plans. The average payout of base salaries for all employees in the new fiscal year 2025 annual incentive plan is 26.04%.

Long-Term Incentive — The legacy long-term incentive program was designed as a three-year plan aligned with CFC’s strategic goals. Participants included all employees as of June 1, 2022, who received performance units based on bond rating targets set by S&P, Fitch and Moody’s. The program concluded on May 31, 2022, with the final payout occurring on May 31, 2024. Despite ending the long-term incentive program, CFC maintained a payout contingency linked to its issuer credit ratings for the fiscal year 2025 annual incentive plan, underscoring the ongoing importance of these ratings in performance evaluation and compensation decisions.

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly annual incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2025, the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We also have an Executive Benefit Restoration Plan (“EBR”). The EBR is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The EBR restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the EBR is an unfunded, unsecured obligation of CFC and is not qualified for tax purposes. All five of the named executive officers are participants in the EBR.

Under the EBR, we pay any amounts owed to the named executive officers for the restoration benefit once the risk of forfeiture has expired; amounts will be paid directly by CFC. We record an unfunded pension obligation and an offsetting adjustment to AOCI for this liability.

For more information on the Retirement Security Plan and the EBR, see “Pension Benefits Table” below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2025 cap for contributions is $23,500. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Don are limited to an annual automobile allowance and an annual spousal air travel allowance to permit Mr. Don’s spouse to accompany him on business travel. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For fiscal year 2025, the board of directors authorized an aggregate of $55,125 to cover these two allowances.

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

Submitted by the Compensation Committee:
Mark A. Suggs
Brent McRae
Shane Larson
Donnie Bidegain
Bruce Anthony Everhart
Kendall J. Montgomery
Jared Echternach

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

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2025, 2024 and 2023 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total

J. Andrew Don	2025	$1,277,100	$—	$566,590	$1,552,904	$65,042	$3,461,636
Chief Executive	2024	1,161,000	—	421,520	985,658	65,650	2,633,828
Officer	2023	1,080,000	—	371,760	420,554	59,100	1,931,414

Yu Ling Wang	2025	513,000	—	228,088	421,298	9,467	1,171,853
Senior Vice President	2024	475,000	—	172,000	114,633	8,392	770,025
and Chief Financial	2023	440,000	—	154,200	—	7,933	602,133
Officer

Joel Allen	2025	520,000	—	232,480	723,331	10,025	1,485,836
Senior Vice President	2024	495,000	—	181,500	246,205	9,375	932,080
and Chief Banking	2023	462,000	23,000	168,840	—	8,600	662,440
Officer

Brad Captain	2025	458,000	—	204,584	437,212	7,050	1,106,846
Senior Vice President	2024	440,000	—	162,100	137,252	6,717	746,069
and Chief Corporate	2023	426,000	25,000	148,044	—	6,100	605,144
Affairs Officer

Gary Bradbury	2025	454,000	—	200,704	388,215	10,100	1,053,019
Senior Vice President	2024	420,000	—	150,900	107,447	9,475	687,822
and Chief Operating
Officer
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2025 can be found in “Compensation Discussion and Analysis—Elements of Compensation” above.
(2) Includes amounts earned and amounts vested during each respective fiscal year and payable as of May 31 under the annual incentive plans. For a discussion of the long-term and annual incentive plans, see “Compensation Discussion and Analysis—Elements of Compensation” above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents the aggregate change in the actuarial present value of the accumulated pension benefit under the NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year as calculated by NRECA.
(4) For Mr. Don for fiscal year 2025, includes perquisites comprising Mr. Don’s automobile allowance and his spousal air travel allowance. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Miss Nickodem (Mr. Don’s spouse) during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.

The following chart has the amounts paid to each named executive officer under the annual and long-term incentive plans in fiscal years 2025 and 2024 and short-term and long-term incentive plan for fiscal 2023.

Name	Year	Annual Incentive Plan(1)	Annual Incentive Vested Portion(2)	Long-Term Incentive Plan(3)

J. Andrew Don	2025	$480,190	$—	$—
	2024	371,520	92,880	50,000
	2023	345,600	86,400	26,160

Yu Ling Wang	2025	192,188	—	—
	2024	152,000	38,000	20,000
	2023	140,800	35,200	13,400

Joel Allen	2025	195,520	—	—
	2024	158,400	39,600	23,100
	2023	147,800	36,960	21,000

Brad Captain	2025	172,208	—	—
	2024	140,800	35,200	21,300
	2023	129,504	32,376	18,540

Gary Bradbury	2025	170,704	—	—
	2024	134,400	33,600	16,500

(1) Includes amounts equal to 100% of the total opportunity achieved in fiscal year 2025. For fiscal years 2024 and 2023, the annual inventive plan includes amounts equal to 80% of the total opportunity achieved and paid within the fiscal year earned.
(2) Includes amounts equal to 20% of the total opportunity achieved and will be paid two years following the end of the fiscal year in which it was earned.
(3) The last long-term incentive plan payout was May 31, 2024.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Our annual cash incentive program for fiscal year 2025 was a one-year cash incentive tied to the annual performance of the organization as well as individual performance. The following table shows the threshold, target and maximum amounts applicable to each named executive officer as of the beginning of the incentive period.

Name	Threshold (0%)	Target (100%)	Maximum (100%)

J. Andrew Don................	$—	$510,840	$510,840

Yu Ling Wang...................	—	205,200	205,200

Joel Allen...........................	—	208,000	208,000

Brad Captain..................	—	183,200	183,200

Gary Bradbury................	—	181,600	181,600

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

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. Mr. Don has reached the vesting date in accordance with provisions of the EBR plan, and as a result, no longer has a risk of forfeiture of the benefit under the EBR plan. Distributions are made from these plans to those named executive officers annually. The details of theses distributions are shown in the Pension Benefits table below.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2025, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
J. Andrew Don	NRECA Retirement Security Plan	24.66	$3,345,359	$865,177
Yu Ling Wang	NRECA Retirement Security Plan	23.66	1,416,620	—
Joel Allen	NRECA Retirement Security Plan	33.66	3,843,672	—
Brad Captain	NRECA Retirement Security Plan	25.33	2,008,130	—
Gary Bradbury	NRECA Retirement Security Plan	23.00	1,493,141	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2025, as provided by the plan administrator, NRECA, using interest rates ranging from 4.04% to 5.25% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions for Mr. Don during fiscal year 2025 were as a result of him no longer being at risk of forfeiture with respect to these amounts provided under the EBR plan. Ms. Wang, Mr. Allen, Mr. Captain and Mr. Bradbury continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2025 cap for contributions is $23,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2025.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
J. Andrew Don	$23,000	$—	$40,172	$—	$398,632
Yu Ling Wang	23,000	—	2,641	—	70,051
Joel Allen	—	—	—	—	—
Brad Captain	23,000	—	184,526	—	1,638,206
Gary Bradbury	—	—	—	—	—
___________________________
(1) Executive contributions are also included in the fiscal year 2025 Salary column in the “Summary Compensation Table” above.

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

Assuming a triggering event on May 31, 2025, the compensation payable to Mr. Don for termination without cause or for good reason would be $3,514,579. The actual payments due on a termination without cause or for good reason on different dates could materially differ from this estimate.

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

Chief Executive Officer Pay Ratio

The fiscal year 2025 compensation ratio of the median annual total compensation of all our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$178,148
Annual total compensation of J. Andrew Don, Chief Executive Officer	3,461,636
Ratio of the median annual total compensation of all employees to the annual total compensation of J. Andrew Don, Chief Executive Officer	19.43:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2025. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2025 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the above Summary Compensation Table.

Director Compensation Table

Directors receive a $90,000 annual fee for their service on the CFC board (in addition to $5,000 for committee chairpersons and $10,000 for board executives). Additionally, the directors receive reimbursement for reasonable travel expenses. These fees are paid on a monthly basis and reimbursement for travel expenses is paid following the conclusion of each board meeting.

Below is a summary of the total compensation earned by each of CFC’s directors during the fiscal year ended May 31, 2025.

Name	Total Fees Earned
Anthony A. Anderson	$67,500
Anthony Larson	90,000
Barbara E. Hampton	95,000
Bradley P. Janorschke	90,000
Brent McRae	100,000
Bruce Anthony Everhart	90,000
Charles A. Abel II	90,000
Darick Eisenbraun	90,000
Dennis Fulk	90,000
Donnie Bidegain	90,000
G. Anthony Norton	100,000
Jeanette Ingrid Kessler	22,500
Jared Echternach	90,000
Jeffrey Allen Rehder	95,000
John Bartley	90,000
John Metcalf	90,000
Kendall J. Montgomery	90,000
Mark A. Suggs	100,000
Michael J. Heinen	90,000
Michael Partin	90,000
Shane Larson	95,000
Thomas A. Bailey	90,000
Timothy Eldridge	90,000
William Keith Hayward	95,000

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks or insider participation related to executive compensation during the fiscal year ended May 31, 2025.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2025 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Gholam M. Saleh
Senior Vice President and Chief Risk Officer	$798,463

Nathan Howard
Senior Vice President and General Counsel	682,443

Jill Maison
Senior Vice President and Chief Relationship Management Officer	950,020

Amy Luongo
Senior Vice President, Strategic Services	811,410

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2025. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Charles A. Abel II	Thomas A. Bailey(2)	Donnie Bidegain
Jared Echternach	Timothy Eldridge	Bruce Anthony Everhart
Dennis Fulk(2)	Barbara E. Hampton(2)	Jeanette Ingrid Kessler(1)
Anthony Larson	Brent McRae	John Metcalf
Kendall J. Montgomery	G. Anthony Norton(2)	Michael Partin
Jeffrey Allen Rehder
____________________________
(1) This director served during fiscal year 2025; effective March 11, 2025. (2) This director served during fiscal year 2025; until June 30, 2025.

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2025 and 2024. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to CFC, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the U.S. Securities and Exchange Commission. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2025 and 2024, including fees for the 2025 and 2024 audits. All services for fiscal years 2025 and 2024 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2025	2024
Description of fees:
Audit fees(1)	$2,083	$2,053
Audit-related fees(2)	14	13
Tax fees(3)	91	20
All other fees (4)	—	65
Total	$2,188	$2,151
____________________________
(1) Audit fees for fiscal years 2025 and 2024 consisted of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. Audit fees also included fees for the preparation of the stand-alone financial statements for NCSC and Cooperative Securities. Audit fees for fiscal years 2025 and 2024 also included comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees for fiscal years 2025 and 2024 consisted of fees for certain agreed-upon procedures.
(3) Tax fees consisted of assistance with matters related to tax compliance and consulting.
(4) All other fees for fiscal year 2024 consisted of fees for our sustainability bond agreed-upon procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	81
	Consolidated Statements of Operations for the Years Ended May 31, 2025, 2024 and 2023	83
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 31, 2025, 2024 and 2023	84
	Consolidated Balance Sheets as of May 31, 2025 and 2024	85
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2025, 2024 and 2023	86
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2025, 2024 and 2023	87
	Notes to Consolidated Financial Statements	89

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2*	—	Amended Bylaws as approved by CFC’s members on July 1, 2025.
4.1	—	Description of Securities. Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on July 31, 2019.
4.2	—	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on July 31, 2018.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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
Indenture dated May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on March 21, 2025 (Registration No. 333-286024).

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
Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2015 and as amended and restated on December 18, 2024. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2025.

10.2^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014. Incorporated by reference to Exhibit 10.6 to our Form 10-K filed on August 28, 2014.
10.3^	—	Plan Document for CFC’s Executive Benefit Restoration Plan dated December 9, 2014. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.
10.4^	—	Employment Agreement, entered into and effective as of March 10, 2021, between the Company and J. Andrew Don. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 11, 2021.
10.5^	—
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
Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2025.

10.10	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2023.

Exhibit No.		Description
10.11	—
Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 12, 2024.

10.12	—
Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2028. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2025.

10.13	—
Series A Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.14	—
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.15	—
Series B Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

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
Series M Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 9, 2017 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2018.

10.34	—
Series M Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 9, 2017 for up to $750,000,000 maturing on July 15, 2042. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 11, 2018.

10.35	—
Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 11, 2019.

10.36	—
Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 11, 2019.

10.37	—
Series P Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of February 13, 2020 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 10, 2020.

10.38	—
Series P Future Advance Bond from the Registrant to the Federal Financing Bank dated as of February 13, 2020 for up to $500,000,000 maturing on July 15, 2054. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 10, 2020.

10.39	—
Series R Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 19, 2020 for up to $375,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 12, 2021.

10.40	—
Series R Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 19, 2020 for up to $375,000,000 maturing on July 15, 2055. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 12, 2021.

10.41	—
Series S Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of November 4, 2021 for up to $550,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 14, 2022.

10.42	—
Series S Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 4, 2021 for up to $550,000,000 maturing on July 15, 2056. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 14, 2022.

10.43	—
Series T Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Services dated as of December 15, 2022 for up to $750,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2023.

10.44	—
Series T Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 15, 2022 for up to $750,000,000 maturing on July 15, 2057. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2023.

10.45	—
Series U Bond Purchase Agreement between the Registrant, the Federal Financing Bank and the Rural Utilities Service dated as of December 19, 2023 for up to $450,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 12, 2024.

10.46	—
Series U Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 19, 2023 for up to $450,000,000 maturing on July 15, 2058. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 12, 2024.

10.47	—
Series V Bond Purchase Agreement between the Registrant, the Federal Financing Bank and the Rural Utilities Service, dated as of December 18, 2024 for up to $450,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 13, 2025.

10.48	—
Series V Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 18, 2024 for up to $450,000,000 maturing on July 15, 2059. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2025.

Exhibit No.		Description
10.49	—
Eleventh Amended, Restated and Consolidated Pledge Agreement dated as of December 18, 2024 between the Registrant, the Rural Utilities Services and U.S. Bank National Association. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on January 13, 2025.

10.50	—
Eleventh Amended, Restated and Consolidated Bond Guarantee Agreement dated as of December 18, 2024 between the Registrant and the Rural Utilities Services. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 13, 2025.

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
Fifth Amended and Restated First Supplemental Note Purchase Agreement dated January 14, 2025 for up to $6,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 11, 2025.

10.54	—
Third Amended Restated and Consolidated Pledge Agreement dated January 14, 2025, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank National Association. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 11, 2025.

10.55	—
Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 14, 2015.

10.56	—
Amendment No. 1 to Long Term Standby Commitment to Purchase, dated as of May 31, 2016, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.38 to our Form 10-K filed on August 25, 2016.

19.1	—	CFC Insider Trading and Investment Limitations Policy. Incorporated by reference to Exhibit 19.1 to our Form 10-K filed on August 1, 2024.
Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	CFC Organization Policy 2.15 - Clawback Policy adopted October 5, 2023. Incorporated by reference to Exhibit 97.1 to our Form 10-K filed on August 1, 2024.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
104.00	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Indicates a document being filed with this Report.
^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 5th day of August 2025.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ J. ANDREW DON
J. Andrew Don
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. ANDREW DON	Chief Executive Officer	August 5, 2025
J. Andrew Don

/s/ YU LING WANG	Senior Vice President and Chief Financial Officer	August 5, 2025
Yu Ling Wang

/s/ PANKAJ SHAH	Vice President and Controller (Principal Accounting Officer)	August 5, 2025
Pankaj Shah

/s/ MARK A. SUGGS	President and Director	August 5, 2025
Mark A. Suggs

/s/ BRENT MCRAE	Vice President and Director	August 5, 2025
Brent McRae

/s/ SHANE LARSON	Secretary-Treasurer and Director	August 5, 2025
Shane Larson

/s/ CHARLES A. ABEL II	Director	August 5, 2025
Charles A. Abel II

/s/ JOHN BARTLEY	Director	August 5, 2025
John Bartley

/s/ DONNIE BIDEGAIN	Director	August 5, 2025
Donnie Bidegain

/s/ JARED ECHTERNACH	Director	August 5, 2025
Jared Echternach

/s/ TIMOTHY ELDRIDGE	Director	August 5, 2025
Timothy Eldridge

/s/ BRUCE ANTHONY EVERHART	Director	August 5, 2025
Bruce Anthony Everhart

/s/ WILLIAM KEITH HAYWARD	Director	August 5, 2025
William Keith Hayward

/s/ MICHAEL J. HEINEN	Director	August 5, 2025
Michael J. Heinen

/s/ JEANETTE INGRID KESSLER	Director	August 5, 2025
Jeanette Ingrid Kessler

/s/ ANTHONY LARSON	Director	August 5, 2025
Anthony Larson

/s/ GEORGE MICHAEL MCDONALD	Director	August 5, 2025
George Michael McDonald

/s/ JOHN METCALF	Director	August 5, 2025
John Metcalf

/s/ KENDALL J. MONTGOMERY	Director	August 5, 2025
Kendall J. Montgomery

/s/ MICHAEL PARTIN	Director	August 5, 2025
Michael Partin

/s/ SCOTT PETERS	Director	August 5, 2025
Scott Peters

/s/ LAURA PHILLIPS	Director	August 5, 2025
Laura Phillips

/s/ JEFFREY ALLEN REHDER	Director	August 5, 2025
Jeffrey Allen Rehder

/s/ WILLIAM ANDREW ROBERTS	Director	August 5, 2025
William Andrew Roberts

/s/ JAMES TAYLOR	Director	August 5, 2025
James Taylor