Form 10-Q
period 2025-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2025-10-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income (Loss) and TIER	3
2	Reconciliation of Net Income (Loss)	4
3	Adjusted Net Income and Adjusted TIER	5
4	Reconciliation of Adjusted Net Income	5
5	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	9
6	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	11
7	Non-Interest Income (Loss)	13
8	Derivative Gains (Losses)	14
9	Comparative Swap Curves	14
10	Non-Interest Expense	15
11	Debt—Total Debt Outstanding	17
12	Debt—Member Investments	18
13	Equity	19
14	Loans—Loan Portfolio Security Profile	22
15	Loans—Loan Exposure to 20 Largest Borrowers	23
16	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	25
17	Available Liquidity	28
18	Liquidity Coverage Ratios	29
19	Committed Bank Revolving Line of Credit Agreements	31
20	Short-Term Borrowings—Funding Sources	32
21	Long-Term and Subordinated Debt—Issuances and Repayments	33
22	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	33
23	Collateral Pledged	34
24	Loans—Unencumbered Loans	35
25	Projected Long-Term Sources and Uses of Funds	36
26	Credit Ratings	36
27	Interest Rate Sensitivity Analysis	39
28	Adjusted Net Income	41
29	TIER and Adjusted TIER	41
30	Adjusted Total Debt Outstanding and Equity	42
31	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	43
32	Members’ Equity	43

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “target,” “believe,” “expect,” “forecast,” “continue,” “potential,” “opportunity,” “outlook” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, fluctuations in interest rates and market volatility, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (“2025 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

INTRODUCTION

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”) and National Cooperative Services Corporation (“NCSC”). Our principal operations are currently organized for management reporting purposes into two business segments, which are based on the accounts of each of the legal entities included in our consolidated financial statements: CFC and NCSC, which are discussed below.

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

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company and a wholly owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to certain rural utility providers.

See “Item 1. Business” in our 2025 Form 10-K for additional information on the business structure, mission, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2025 (“fiscal year 2025”) included in our 2025 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2025 Form 10-K, as well as additional information contained elsewhere in this Report.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2026” and “Q1 FY2025” refer to three months ended August 31, 2025 and 2024, respectively.

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

EXECUTIVE SUMMARY

Reported Results

Net Income (Loss) and TIER

Table 1 below shows our net income (loss) and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.”

Table 1: Net Income (Loss) and TIER

(Dollars in thousands)	Q1 FY2026	Q1 FY2025	Variance
Net income (loss)	$4,682	$(164,326)	$169,008
TIER(1)	1.01	0.54	0.47
__________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Table 2 below presents a reconciliation of net income (loss) between Q1 FY2026 and Q1 FY2025.

Table 2: Reconciliation of Net Income (Loss)

Q1 FY2026 versus Q1 FY2025—Key Highlights

•Losses recorded on our derivatives portfolio decreased $166 million from Q1 FY2025. We recorded derivative losses of $32 million for Q1 FY2026, primarily attributable to declines in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during Q1 FY2026. In comparison, we recorded derivative losses of $198 million for Q1 FY2025, attributable to more pronounced declines in interest rates across the entire swap curve during Q1 FY2025.
•Net interest income increased $9 million from Q1 FY2025 driven by an increase in the net interest yield of 6 basis points, or 9%, to 0.75% and an increase in average interest-earning assets of $2,223 million, or 6%.
•Operating and other expenses increased by $5 million from Q1 FY2025 primarily driven by higher expenses recorded for salaries and employee benefits and general and administrative.
•Gains recorded on our investment securities decreased $3 million from Q1 FY2025 primarily driven by period-to-period market fluctuations in fair value and a reduction in our debt security balance due to maturities.
•We recorded a provision for credit losses of $2 million and $1 million for Q1 FY2026 and Q1 FY2025, respectively, primarily driven by an increase in the collective allowance due to the growth in our loan portfolio.
•The increase in TIER for Q1 FY2026 compared with Q1 FY2025 was driven by the net income recorded for Q1 FY2026 compared with the net loss recorded for Q1 FY2025, which was primarily attributable to our derivative portfolio forward value change as discussed above, partially offset by an increase in interest expense during Q1 FY2026.

Debt-to-Equity Ratio

The debt-to-equity ratio was 11.55 and 11.20 as of August 31, 2025 and May 31, 2025, respectively. The increase in the debt-to-equity ratio during Q1 FY2026 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity. The decrease in total equity was primarily driven by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025, partially offset by our reported net income of $5 million for Q1 FY2026.

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

Table 3: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q1 FY2026	Q1 FY2025	Variance
Adjusted net income	$57,153	$66,060	$(8,907)
Adjusted TIER	1.16	1.20	(0.04)

Table 4 below presents a reconciliation of adjusted net income between Q1 FY2026 and Q1 FY2025.

Table 4: Reconciliation of Adjusted Net Income

Q1 FY2026 versus Q1 FY2025—Key Highlights

•Adjusted net interest income decreased by $2 million from Q1 FY2025 driven by a decrease in the adjusted net interest yield of 9 basis points, or 9%, to 0.96%, partially offset by an increase in average interest-earning assets of $2,223 million, or 6%.
•We discuss the variances in the other components above under our net income (loss) key highlights.
•The decrease in adjusted TIER for Q1 FY2026 compared with Q1 FY2025 was primarily driven by an increase in adjusted interest expense during Q1 FY2026.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 8.5-to-1 or below. The adjusted debt-to-equity ratio was 7.50 and 7.39 as of August 31, 2025 and May 31, 2025, respectively. The increase in the adjusted debt-to-equity ratio during Q1 FY2026 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to our adjusted net income of $57 million for Q1 FY2026, partially offset by a decrease in equity of $53 million attributable to the CFC Board of Directors’ authorized patronage capital retirement in July 2025.

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

Loans to members totaled $37,570 million as of August 31, 2025, an increase of $490 million, or 1%, from May 31, 2025, reflecting net increases in long-term and line of credit loans of $262 million and $228 million, respectively. Our loan portfolio composition remained largely unchanged from May 31, 2025 with 79% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, and 2% to NCSC telecom borrowers as of August 31, 2025.

The overall credit quality of our loan portfolio remained strong as of August 31, 2025. We had no loan charge-offs during Q1 FY2026 and Q1 FY2025. We had one loan totaling $24 million and $26 million classified as nonperforming as of August 31, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during Q1 FY2026.

Our allowance for credit losses was $42 million as of August 31, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to an increase in the collective allowance primarily driven by the growth in our loan portfolio. Our allowance coverage ratio remained steady at 0.11% as of both August 31, 2025 and May 31, 2025.

Financing and Liquidity

Total debt outstanding increased $512 million, or 1%, to $35,281 million as of August 31, 2025, primarily due to borrowings to fund the increase in loans to our members. During Q1 FY2026, we issued unsecured long-term dealer medium-term notes totaling $1,225 million, of which $700 million was at a fixed interest rate of 4.15% with a term of three years and $525 million was at a floating interest rate with a term of 18 months. On September 23, 2025, notice was provided to investors that we will redeem $50 million in principal amount of our $300 million fixed-to-floating rate subordinated deferrable debt due 2043 (the “2043 Notes”) on October 23, 2025.

On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. The “A-” long-term issuer credit rating, the stable outlook and the other long-term debt ratings are unchanged as of the date of this Report. On August 25, 2025, Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook.

Our available liquidity consists of cash and cash equivalents, investments in debt securities, availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). As of August 31, 2025, our available liquidity totaled $7,738 million and was $1,035 million less than our total scheduled debt obligations over the next 12 months of $8,773 million, of which $3,139 million, or 36%, represented member short-term investments. In addition to our existing available liquidity, we expect to receive $1,763 million from scheduled long-term loan principal payments over the next 12 months. In September 2025, we executed a commitment letter for the guarantee by RUS of an additional $450 million loan facility from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the Guaranteed Underwriter Program.

We believe we can continue to roll over our member short-term investments based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,292 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of August 31, 2025 was $2,104 million in excess of, or 1.4 times over, our total $5,634 million scheduled debt obligations over the next 12 months, excluding member short-term investments.

Outlook

Macroeconomic Outlook

Following its meeting held in September 2025, the Federal Open Market Committee (“FOMC”) of the Federal Reserve cut its target range for the federal funds rate by 25 basis points to 4.00%–4.25%. The FOMC noted that recent economic indicators suggest (i) the growth of economic activity moderated in the first half of the year, (ii) job gains have slowed, (iii) the unemployment rate has edged up but remains low, and (iv) inflation has moved up and remains somewhat elevated. The Federal Reserve’s September 2025 median projection for the annual growth rate of real gross domestic product (“GDP”) in 2025 is 1.6%, up from 1.4% in its June 2025 projection. The median projection for Personal Consumption Expenditures (“PCE”) inflation in 2025 remains unchanged at 3.0%, and the U.S. unemployment rate in 2025 is projected to be 4.5%, also unchanged from June 2025. As of September 18, 2025, federal funds futures markets anticipated up to four additional 25 basis point rate cuts over the next 12 months: two in the fourth quarter of calendar year 2025, one in the first quarter of calendar year 2026, and one in the second quarter of calendar year 2026. If these rate cuts occur as expected, the federal funds target rate would decline to a range of 3.00%–3.25% by mid-2026. Overall, the market expects interest rates to decline, with a steepening yield curve ahead.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended August 31, 2025. See “Market Risk—Interest Rate Risk Assessment” in this Report for additional information.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•An increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended August 31, 2025, primarily driven by an increase in interest-earning assets due to projected loan growth.
•A slight decrease in adjusted net interest yield over the next 12 months, primarily due to our baseline interest rates forecast and that our interest-earning assets, primarily lines of credit, are repricing faster than our interest-bearing liabilities. Additionally, lower-cost long-term debt maturing in the near term will need to be refinanced at a forecasted higher interest rate and the expected decrease in the variable rate debt cost will be offset by the lower average yield earned on our interest rate swaps derivative cash settlements. See “Market Risk—Interest Rate Risk Assessment” in this Report for additional information.
•A decrease in our adjusted net income over the next 12 months, primarily due to an increase in projected operating expenses.
•A decrease in adjusted TIER over the next 12 months, primarily attributable to increases in projected adjusted interest expense and operating expenses.
•An increase in our adjusted debt-to-equity ratio, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains (losses) from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 13 years as of August 31, 2025, the unrealized periodic derivative forward value gains (losses) are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

Based on our current forecast assumptions, we anticipate net loan growth of $2,180 million over the next 12 months. Historically, line of credit loans activity has been fairly unpredictable due to the short-term and dynamic usage patterns of these facilities. Our baseline forecast scenario takes into account known likely near-term activity as well as historical analysis.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q1 FY2026 and Q1 FY2025. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of August 31, 2025 and May 31, 2025. You should read these sections together with our “Executive Summary—Outlook” in this Report where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income, which is our largest source of revenue, represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities plus the impact of non-interest bearing funding. We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities, and term structures our members select on their loans. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by proportionately funding large aggregated amounts of loans.

Table 5 presents average balances for Q1 FY2026 and Q1 FY2025, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 5 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements income (expense) in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Table 5: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q1 FY2026			Q1 FY2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$31,410,907	$357,428	4.51%	$30,555,116	$337,608	4.38%
Long-term variable-rate loans	1,200,072	18,063	5.97	872,592	15,734	7.15
Line of credit loans	4,705,001	70,627	5.96	3,486,346	61,828	7.04
Other, net(2)	—	(546)	—	—	(470)	—
Total loans	37,315,980	445,572	4.74	34,914,054	414,700	4.71
Cash and investment securities	261,007	1,874	2.85	440,122	3,419	3.08
Total interest-earning assets	$37,576,987	$447,446	4.72%	$35,354,176	$418,119	4.69%
Other assets, less allowance for credit losses(3)	1,167,478			1,233,528
Total assets(3)	$38,744,465			$36,587,704

Liabilities:
Commercial paper	$2,864,717	$32,483	4.50%	$2,031,649	$28,025	5.47%
Other short-term borrowings	1,729,908	17,843	4.09	1,691,091	21,958	5.15
Short-term borrowings(4)	4,594,625	50,326	4.35	3,722,740	$49,983	5.33
Medium-term notes	10,753,923	129,368	4.77	9,829,186	113,409	4.58
Collateral trust bonds(5)	6,895,725	70,169	4.04	6,790,135	65,637	3.84
Guaranteed Underwriter Program notes payable	6,428,415	53,895	3.33	6,399,568	52,358	3.25
Farmer Mac notes payable	3,766,117	37,667	3.97	3,720,634	39,937	4.26
Other(6)	7,238	93	5.10	3,126	44	5.58
Subordinated deferrable debt	1,330,592	21,671	6.46	1,286,877	21,738	6.70
Subordinated certificates	1,183,039	13,280	4.45	1,196,932	13,354	4.43
Total interest-bearing liabilities	$34,959,674	$376,469	4.27%	$32,949,198	$356,460	4.29%
Other liabilities(3)	696,419			690,585
Total liabilities(3)	35,656,093			33,639,783
Total equity(3)	3,088,372			2,947,921
Total liabilities and equity(3)	$38,744,465			$36,587,704
Net interest spread(7)			0.45%			0.40%
Impact of non-interest bearing funding(8)			0.30			0.29
Net interest income/net interest yield(9)		$70,977	0.75%		$61,659	0.69%

Adjusted net interest income/adjusted net interest yield:
Interest income		$447,446	4.72%		$418,119	4.69%
Interest expense		376,469	4.27		356,460	4.29
Add: Net periodic derivative cash settlements interest income(10)		(20,267)	(1.11)		(32,061)	(1.72)
Adjusted interest expense/adjusted average cost(11)		$356,202	4.04%		$324,399	3.91%
Adjusted net interest spread(7)			0.68			0.78
Impact of non-interest bearing funding(8)			0.28			0.27
Adjusted net interest income/adjusted net interest yield(12)		$91,244	0.96%		$93,720	1.05%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 5 consist of commercial paper, select notes, and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 5. The period-end amounts reported as short-term borrowings on our consolidated balance sheets, which are excluded from the calculation of average short-term borrowings presented in Table 5, totaled $469 million and $519 million as of August 31, 2025 and August 31, 2024, respectively.
(5)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(6)Other represents the average balance of lease liabilities and the interest expense for our finance leases.
(7)Net interest spread represents the difference between the average yield on total average interest-earning assets and the average cost of total average interest-bearing liabilities. Adjusted net interest spread represents the difference between the average yield on total average interest-earning assets and the adjusted average cost of total average interest-bearing liabilities.
(8)Includes other liabilities and equity.
(9)Net interest yield is calculated based on the annualized net interest income for the period divided by total average interest-earning assets for the period.
(10)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,217 million and $7,393 million for Q1 FY2026 and Q1 FY2025, respectively.
(11)Adjusted interest expense consists of interest expense plus net periodic derivative cash settlements interest income (expense) during the period. Net periodic derivative cash settlements interest income (expense) is reported in our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on the annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
(12)Adjusted net interest yield is calculated based on the annualized adjusted net interest income for the period divided by total average interest-earning assets for the period.

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

Table 6: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q1 FY2026	versus	Q1 FY2025
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$19,820	$9,456	$10,364
Long-term variable-rate loans	2,329	5,905	(3,576)
Line of credit loans	8,799	21,612	(12,813)
Other, net	(76)	—	(76)
Total loans	30,872	36,973	(6,101)
Cash and investment securities	(1,545)	(1,391)	(154)
Total interest income	29,327	35,582	(6,255)

Interest expense:
Commercial paper	4,458	11,492	(7,034)
Other short-term borrowings	(4,115)	504	(4,619)
Short-term borrowings	343	11,996	(11,653)
Medium-term notes	15,959	10,670	5,289
Collateral trust bonds	4,532	1,021	3,511
Guaranteed Underwriter Program notes payable	1,537	236	1,301
Farmer Mac notes payable	(2,270)	488	(2,758)
Other	49	58	(9)
Subordinated deferrable debt	(67)	738	(805)
Subordinated certificates	(74)	(155)	81
Total interest expense	20,009	25,052	(5,043)
Net interest income (expense)	$9,318	$10,530	$(1,212)

Adjusted net interest income:
Interest income	$29,327	$35,582	$(6,255)
Interest expense	20,009	25,052	(5,043)
Net periodic derivative cash settlements interest income(2)	11,794	762	11,032
Adjusted interest expense(3)	31,803	25,814	5,989
Adjusted net interest income(3)	$(2,476)	$9,768	$(12,244)
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

Reported Net Interest Income

Reported net interest income of $71 million for Q1 FY2026 increased $9 million from Q1 FY2025, driven by the combined impact of an increase in the net interest yield of 6 basis points, or 9%, to 0.75%, and an increase in average interest-earning assets of $2,223 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of 6% was attributable to a growth in average total loans of $2,402 million, or 7%, partially offset by a decrease of $179 million in our average total investments, which include cash and investment securities. The average loans increase was driven by increases in average line of credit loans of $1,219 million, average long-term fixed-rate loans of $856 million and average long-term variable-rate loans of $327 million as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans between Q1 FY2026 and Q1 FY2025 was also attributable to borrowings under emergency line of credit loans by our members, primarily for recovery costs for Hurricane Helene, which impacted the Southeastern United States in September 2024.

•Net Interest Yield: The increase in the net interest yield of 6 basis points, or 9%, was primarily attributable to an increase in the average yield on interest-earning assets of 3 basis points to 4.72%, an increase in the benefit from non-interest bearing funding of 1 basis point to 0.30%, and a decrease in our average cost of borrowings of 2 basis points to 4.27%. The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets, while the interest rates for variable-rate and line of credit loans decreased due to the federal funds rate cuts since August 31, 2024. The decrease in our average cost of borrowings was driven by the lower average cost of our short-term borrowings and variable-rate long-term debt due to the federal funds rate cuts since August 31, 2024, partially offset by fixed-rate long-term debt issued at higher interest rates since August 31, 2024.

Adjusted Net Interest Income

Adjusted net interest income of $91 million for Q1 FY2026 decreased $2 million from Q1 FY2025, driven by a decrease in the adjusted net interest yield of 9 basis points, or 9%, to 0.96%, partially offset by an increase in average interest-earning assets of $2,223 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was primarily driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 9 basis points, or 9%, was attributable to an increase in our adjusted average cost of borrowings of 13 basis points to 4.04%, which was partially offset by the combined impact of an increase in the average yield on interest-earning assets of 3 basis points to 4.72% and an increase in the benefit from non-interest bearing funding of 1 basis point to 0.28%. We discussed above the primary drivers for the increase in the average yield on interest-earning assets and the decrease in the average cost of borrowings. However, the primary driver of the increase in adjusted average cost of borrowings in Q1 FY2026 compared with Q1 FY2025 was the lower average yield earned on our interest rate swaps derivative cash settlements in Q1 FY2026 as discussed below.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $20 million for Q1 FY2026 compared with $32 million for Q1 FY2025. The decrease was primarily due to the lower net interest rates received on our pay-fixed swaps in Q1 FY2026, compared with Q1 FY2025, due to the federal funds rate cuts since August 31, 2024.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision (Benefit) for Credit Losses

Our provision (benefit) for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses increased to $42 million as of August 31, 2025, compared with $41 million as of May 31, 2025. Our allowance coverage ratio remained steady at 0.11% as of both August 31, 2025 and May 31, 2025.

We recorded a provision for credit losses of $2 million and $1 million for Q1 FY2026 and Q1 FY2025, respectively, primarily from an increase in the collective allowance due to the growth in our loan portfolio.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” in our 2025 Form 10-K. We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income (Loss)

Non-interest income (loss) consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consist of both unrealized and realized gains and losses.

Table 7 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 7: Non-Interest Income (Loss)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Non-interest income (loss) components:
Fee and other income	$7,075	$5,668
Derivative losses	(32,204)	(198,325)
Investment securities gains	1,445	4,131
Total non-interest loss	$(23,684)	$(188,526)

The significant decrease in non-interest loss from Q1 FY2025 was primarily attributable to a reduction in the derivative losses recognized in our consolidated statements of operations. In addition, we experienced a decrease in gains recorded on our debt and equity investment securities of approximately $3 million for Q1 FY2026, compared with Q1 FY2025, primarily driven by period-to-period market fluctuations in fair value and a reduction in our debt security balance due to maturities. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities in our consolidated statements of operations.

Derivative Gains (Losses)

As of August 31, 2025 and May 31, 2025, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with benchmark variable rate for the floating rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”). Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2025 and May 31, 2025.

The total notional amount for our interest rate swaps was $7,169 million and $7,252 million as of August 31, 2025 and May 31, 2025, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 80% of the outstanding notional amount as of both August 31, 2025 and May 31, 2025. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of August 31, 2025, the average remaining maturity of our pay-fixed and receive-fixed swaps was 16 years and one year, respectively, compared with 16 years and two years, respectively, as of May 31, 2025.

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

Table 8: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$20,267	$32,061
Derivative forward value losses	(52,471)	(230,386)
Derivative losses	$(32,204)	$(198,325)

We recorded derivative losses of $32 million for Q1 FY2026, attributable to declines in interest rates across the swap curve, with the exception of the 30-year swap rate which increased slightly during Q1 FY2026. In comparison, we recorded derivative losses of $198 million for Q1 FY2025, primarily attributable to more pronounced declines in interest rates across the entire swap curve during Q1 FY2025.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 9 below.

Comparative Swap Curves

Table 9 provides comparative swap curves as of August 31, 2025, May 31, 2025, August 31, 2024 and May 31, 2024.

Table 9: Comparative Swap Curves

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2025 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses and other miscellaneous expenses. Table 10 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 10: Non-Interest Expense

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Non-interest expense components:
Salaries and employee benefits	$(19,976)	$(17,188)
Other general and administrative expenses	(20,793)	(19,104)
Operating expenses	(40,769)	(36,292)
Other non-interest expense	(275)	(318)
Total non-interest expense	$(41,044)	$(36,610)

Non-interest expense increased $4 million, or 12%, from Q1 FY2025, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, member relations, information technology and depreciation and amortization, partially offset by lower consulting expense.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of less than $1 million for both Q1 FY2026 and Q1 FY2025, which represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $524 million, or 1%, to $38,849 million as of August 31, 2025 compared with May 31, 2025, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $572 million, or 2%, to $35,794 million as of August 31, 2025 compared with May 31, 2025, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity decreased $49 million to $3,055 million as of August 31, 2025, primarily attributable to the CFC Board of Directors’ authorized patronage capital retirement of $53 million in Q1 FY2026, partially offset by our reported net income of $5 million for the period.

Below is a discussion of changes in the major components of our assets and liabilities during Q1 FY2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2025 Form 10-K.

Loans Outstanding

Loans to members totaled $37,570 million and $37,080 million as of August 31, 2025 and May 31, 2025, respectively. Loans to CFC distribution and power supply borrowers accounted for 95% of total loans to members as of both August 31, 2025 and May 31, 2025. The increase in loans to members of $490 million, or 1%, from May 31, 2025, was primarily attributable to net increases in long-term and line of credit loans of $262 million and $228 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $349 million, $116 million, $4 million, $14 million and $7 million, respectively during Q1 FY2026.

Long-term loan advances totaled $702 million during Q1 FY2026, of which approximately 96% was provided to members for capital expenditures, 3% was provided for bridge financing and 1% was provided for other purposes. In comparison, long-term loan advances totaled $848 million during Q1 FY2025, of which approximately 97% was provided to members for capital expenditures, 2% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. Of the $702 million total long-term loans advanced during Q1 FY2026, $523 million were fixed-rate loan advances with a weighted average fixed-rate term of six years. In comparison, of the $848 million total long-term loans advanced during Q1 FY2025, $774 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $3,459 million as of August 31, 2025, from approximately $3,441 million as of May 31, 2025. Although we expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities, their investment in broadband projects has slowed down in the recent years and is expected to increase at a slower rate.

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

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt as of August 31, 2025 and May 31, 2025. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Debt—Total Debt Outstanding

(Dollars in thousands)	August 31, 2025	May 31, 2025	Change
Debt product type:
Commercial paper:
Members, at par	$924,277	$785,608	$138,669
Dealer, net of discounts	1,697,466	2,206,451	(508,985)
Total commercial paper	2,621,743	2,992,059	(370,316)
Select notes to members	1,433,452	1,304,240	129,212
Daily liquidity fund notes to members	312,706	343,916	(31,210)
Medium-term notes:
Members, at par	855,536	870,849	(15,313)
Dealer(1)	10,506,322	9,611,038	895,284
Total medium-term notes	11,361,858	10,481,887	879,971
Collateral trust bonds(1)(2)	6,896,715	6,895,702	1,013
Guaranteed Underwriter Program notes payable	6,402,349	6,456,852	(54,503)
Farmer Mac notes payable	3,737,375	3,780,461	(43,086)
Subordinated deferrable debt(1)	1,332,739	1,329,485	3,254
Members’ subordinated certificates:
Membership subordinated certificates	628,637	628,637	—
Loan and guarantee subordinated certificates	307,678	309,914	(2,236)
Member capital securities	246,163	246,163	—
Total members’ subordinated certificates	1,182,478	1,184,714	(2,236)
Total debt outstanding	$35,281,415	$34,769,316	$512,099

Security type:
Secured debt	48%	49%
Unsecured debt	52	51
Total	100%	100%

Funding source:
Members	13%	13%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	18	18
Farmer Mac notes payable	11	11
Total other non-capital markets	29	29
Capital markets	58	58
Total	100%	100%

Interest rate type:
Fixed-rate debt	81%	81%
Variable-rate debt	19	19
Total	100%	100%

Interest rate type including swaps impact:
Fixed-rate debt(3)	93%	94%
Variable-rate debt(4)	7	6
Total	100%	100%

Maturity classification:(5)
Short-term borrowings	14%	15%
Long-term and subordinated debt(6)	86	85
Total	100%	100%
____________________________
(1)Amount is presented net of unamortized discounts, premium and issuance costs as applicable.
(2)Amount includes collateral trust bonds issued to investors through both public offerings and private placement transactions.

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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $512 million, or 1%, to $35,281 million as of August 31, 2025 compared with May 31, 2025, due to borrowings to fund the increase in loans to members. We provide additional information on our financing activities during Q1 FY2026 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays member debt outstanding, by product type, as of August 31, 2025 and May 31, 2025.

Table 12: Debt—Member Investments

	August 31, 2025		May 31, 2025		Change
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$924,277	35%	$785,608	26%	$138,669
Select notes	1,433,452	100	1,304,240	100	129,212
Daily liquidity fund notes	312,706	100	343,916	100	(31,210)
Medium-term notes	855,536	8	870,849	8	(15,313)
Members’ subordinated certificates	1,182,478	100	1,184,714	100	(2,236)
Total member investments	$4,708,449		$4,489,327		$219,122

Percentage of total debt outstanding	13%		13%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 13% of total debt outstanding as of both August 31, 2025 and May 31, 2025. Over the last twelve fiscal quarters, our member investments, including both short-term and long-term investments, have averaged $4,855 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings decreased to $4,837 million as of August 31, 2025, from $5,091 million as of May 31, 2025, primarily driven by a decrease in outstanding dealer commercial paper of $508 million, partially offset by an increase in short-term member investments of $254 million during Q1 FY2026. Short-term borrowings accounted for 14% and 15% of total debt outstanding as of August 31, 2025 and May 31, 2025, respectively.

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

Long-term and subordinated debt increased to $30,445 million as of August 31, 2025, compared with $29,678 million as of May 31, 2025. The increase primarily reflects the issuances of $1,233 million in dealer medium-term notes, partially offset by $338 million in repayments. Additionally, the balance was further reduced by total repayments to secured debt of $101 million during Q1 FY2026, related to notes payable under the Guaranteed Underwriter Program, notes payable under the Farmer Mac revolving purchase agreement and collateral trust bonds. Long-term and subordinated debt accounted for 86% and 85% of total debt outstanding as of August 31, 2025 and May 31, 2025, respectively.

We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 13 presents the components of total CFC equity and total equity as of August 31, 2025 and May 31, 2025.

Table 13: Equity

(Dollars in thousands)	August 31, 2025	May 31, 2025
Equity components:
Membership fees and educational fund:
Membership fees	$967	$966
Educational fund	2,224	2,658
Total membership fees and educational fund	3,191	3,624
Patronage capital allocated	895,548	948,526
Members’ capital reserve	1,631,609	1,631,609
Total allocated equity	2,530,348	2,583,759
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215
Year-to-date derivative forward value losses(1)	(52,276)	(104,552)
Period-end cumulative derivative forward value gains(1)	449,387	501,663
Other unallocated net income (loss)	56,333	(709)
Unallocated net income	505,720	500,954
CFC retained equity	3,036,068	3,084,713
Accumulated other comprehensive loss	(2,235)	(2,236)
Total CFC equity	3,033,833	3,082,477
Noncontrolling interests	20,903	20,989
Total equity	$3,054,736	$3,103,466
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 30 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 14—Business Segments” in this Report for the statements of operations for CFC.

The decrease in total equity of $49 million to $3,055 million as of August 31, 2025 compared with May 31, 2025 was attributable primarily to the CFC Board of Directors’ authorized patronage capital retirement of $53 million in Q1 FY2026, partially offset by our reported net income of $5 million for the period.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2025 Form 10-K. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures and Reconciliations.”

In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2025 to the cooperative educational fund. In July 2025, the CFC Board of Directors authorized the allocation of fiscal year 2025 adjusted net income as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve.

In July 2025, the CFC Board of Directors also authorized the retirement of patronage capital totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for fiscal year 2025, and $19 million represented the portion of the allocation from fiscal year 2000 net earnings that has been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2025. The remaining portion of the patronage capital allocation for fiscal year 2025 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

•Operational risk is the risk of loss resulting from inadequate or failed internal controls, processes, systems, human error or external events, including natural disasters or public health emergencies. Operational risk also includes cybersecurity risk, compliance risk, fiduciary risk, reputational risk and litigation risk.

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required to retain our investment-grade credit ratings on our rated debt instruments. In line with this, we have established a risk-management framework designed to oversee the key risks encountered in our operations and the maximum level of risk we are prepared to undertake, known as risk tolerance. This also includes risk limits and guidelines that are in alignment with CFC’s mission and strategic objectives. We provide a discussion of our risk management framework in our 2025 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2025 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain nonlending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and investment in debt and equity securities. We provide additional information on our credit risk-management framework under “Item 7. MD&A—Credit Risk—Credit Risk Management” in our 2025 Form 10-K.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 84% and 85% of total loans outstanding as of August 31, 2025 and May 31, 2025, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 14 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of August 31, 2025 and May 31, 2025. Of our total loans outstanding, 89% were secured as of both August 31, 2025 and May 31, 2025.

Table 14: Loans—Loan Portfolio Security Profile

	August 31, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,690,367	90%	$2,921,309	10%	$29,611,676
Power supply	4,827,306	80	1,183,891	20	6,011,197
Statewide and associate	241,014	94	14,304	6	255,318
Total CFC	31,758,687	89	4,119,504	11	35,878,191
NCSC:
Electric	1,076,936	99	15,876	1	1,092,812
Telecom	559,770	96	21,935	4	581,705
Total NCSC	1,636,706	98	37,811	2	1,674,517
Total loans outstanding(1)	$33,395,393	89	$4,157,315	11	$37,552,708

Loan type:
Long-term loans:
Fixed rate	$31,388,881	100%	$113,954	—%	$31,502,835
Variable rate	988,248	78	280,617	22	1,268,865
Total long-term loans	32,377,129	99	394,571	1	32,771,700
Line of credit loans	1,018,264	21	3,762,744	79	4,781,008
Total loans outstanding(1)	$33,395,393	89	$4,157,315	11	$37,552,708

	May 31, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,376,425	90%	$2,886,070	10%	$29,262,495
Power supply	4,771,255	81	1,124,245	19	5,895,500
Statewide and associate	238,596	95	12,729	5	251,325
Total CFC	31,386,276	89	4,023,044	11	35,409,320
NCSC:
Electric	1,064,125	99	14,638	1	1,078,763
Telecom	561,132	98	14,333	2	575,465
Total NCSC	1,625,257	98	28,971	2	1,654,228
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548

Loan type:
Long-term loans:
Fixed rate	$31,269,102	100%	$119,211	—%	$31,388,313
Variable rate	911,573	81	210,677	19	1,122,250
Total long-term loans	32,180,675	99	329,888	1	32,510,563
Line of credit loans	830,858	18	3,722,127	82	4,552,985
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $17 million and $16 million as of August 31, 2025 and May 31, 2025, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $36,971 million and $36,488 million as of August 31, 2025 and May 31, 2025, respectively, and represented approximately 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $102 million and $105 million as of August 31, 2025 and May 31, 2025, respectively.

Single-Obligor Concentration

Table 15 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of August 31, 2025 and May 31, 2025. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of both August 31, 2025 and May 31, 2025. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2025 and May 31, 2025.

Table 15: Loans—Loan Exposure to 20 Largest Borrowers

	August 31, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$5,043,011	14%	$5,054,345	14%
Power supply	1,877,376	5	1,926,448	5
Total CFC	6,920,387	19	6,980,793	19
NCSC Electric	165,737	—	168,063	—
Total loan exposure to 20 largest borrowers	7,086,124	19	7,148,856	19
Less: Loans covered under Farmer Mac standby purchase commitment	(183,839)	(1)	(155,078)	—
Net loan exposure to 20 largest borrowers	$6,902,285	18%	$6,993,778	19%

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $341 million and $346 million as of August 31, 2025 and May 31, 2025, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $184 million and $155 million as of August 31, 2025 and May 31, 2025, respectively, which reduced our exposure to the 20 largest borrowers to $6,902 million and $6,994 million of our total loans outstanding as of each respective date. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 907 and 899 as of August 31, 2025 and May 31, 2025, respectively, located in 49 states. Of the 907 and 899 borrowers with loans outstanding as of August 31, 2025 and May 31, 2025, respectively, 51 and 50 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 borrowers with loans outstanding as of both August 31, 2025 and May 31, 2025, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,142 million and $6,105 million as of August 31, 2025 and May 31, 2025, respectively, and accounted for approximately 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $117 million and $118 million as of August 31, 2025 and May 31, 2025, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $6,025 million and $5,987 million as of each respective date. See “Note 4—Loans” in this Report for information on the Texas-based number of borrowers and loans outstanding by legal entity and member class.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during Q1 FY2026 and Q1 FY2025.

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

We had a loan to one CFC electric power supply borrower of $24 million and $26 million classified as nonperforming, which represented 0.06% and 0.07% of total loans outstanding as of August 31, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during Q1 FY2026.

Net Charge-Offs

We had no charge-offs during Q1 FY2026 and Q1 FY2025. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility loan portfolios since fiscal year 2013, and in our telecommunications loan portfolios since fiscal year 2017.

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

Criticized loans totaled $249 million and $219 million as of August 31, 2025 and May 31, 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $30 million in criticized loans was primarily driven by a net increase of $32 million in loans outstanding in the special mention category, partially offset by a $2 million payment received from a CFC electric power supply borrower in the doubtful category during Q1 FY2026. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2025 and May 31, 2025.

We provide additional information on our borrower risk rating framework in our 2025 Form 10-K under “Item 7. MD&A Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

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

Table 16 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of August 31, 2025 and May 31, 2025 and the allowance components as of each date.

Table 16: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2025			May 31, 2025
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$29,611,676	$19,475	0.07%	$29,262,495	$18,473	0.06%
Power supply	6,011,197	15,551	0.26	5,895,500	15,456	0.26
Statewide and associate	255,318	1,088	0.43	251,325	1,100	0.44
Total CFC	35,878,191	36,114	0.10	35,409,320	35,029	0.10
NCSC:
Electric	1,092,812	4,290	0.39	1,078,763	3,818	0.35
Telecom	581,705	1,798	0.31	575,465	1,768	0.31
Total NCSC	1,674,517	6,088	0.36	1,654,228	5,586	0.34
Total	$37,552,708	$42,202	0.11	$37,063,548	$40,615	0.11

Allowance components:
Collective allowance	$37,525,144	$33,167	0.09%	$37,031,238	$31,313	0.08%
Asset-specific allowance	27,564	9,035	32.78	32,310	9,302	28.79
Total	$37,552,708	$42,202	0.11	$37,063,548	$40,615	0.11

Allowance coverage ratios:
Nonaccrual loans(3)	$24,193		174.44%	$26,099		155.62%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $17 million and $16 million as of August 31, 2025 and May 31, 2025, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.

(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.06% and 0.07% of total loans outstanding as of August 31, 2025 and May 31, 2025, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses was $42 million as of August 31, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to an increase in the collective allowance primarily driven by the growth in our loan portfolio. The asset-specific allowance decreased slightly as of August 31, 2025, compared with May 31, 2025, primarily due to a timing change in the expected payments on a nonperforming CFC power supply loan. Our allowance coverage ratio remained steady at 0.11% as of both August 31, 2025 and May 31, 2025.

We discuss our methodology for estimating the allowance for credit losses under the current expected credit loss (“CECL”) model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in “MD&A—Critical Accounting Estimates” in our 2025 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $257 million and $87 million, respectively, as of August 31, 2025. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of August 31, 2025, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2025.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2025 and May 31, 2025, and from AA- to BBB+ by

S&P as of both August 31, 2025 and May 31, 2025. The total outstanding notional amount of derivatives with these counterparties was $7,169 million and $7,252 million as of August 31, 2025 and May 31, 2025, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both August 31, 2025 and May 31, 2025.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $454 million and $506 million as of August 31, 2025 and May 31, 2025, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities” in this Report.

See “Item 1A. Risk Factors” in our 2025 Form 10-K and “Item 1A. Risk Factors” of this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2025 Form 10-K.

In addition to cash on hand and investment securities, our primary sources of funds include member loan principal and interest payments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, a revolving note purchase agreement with Farmer Mac and proceeds from debt issuances to members and in the public capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 17 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2025 and May 31, 2025.

Table 17: Available Liquidity

	August 31, 2025			May 31, 2025
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$257	$—	$257	$135	$—	$135
Debt securities investment portfolio(1)	75	—	75	114	—	114
Total cash and investment debt securities	332	—	332	249	—	249
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	3,300	7	3,293	3,300	7	3,293
Guaranteed Underwriter Program committed facilities—secured(3)	10,373	9,023	1,350	10,373	9,023	1,350
Farmer Mac revolving note purchase agreement—secured(4)	6,500	3,737	2,763	6,500	3,780	2,720
Total committed credit facilities	20,173	12,767	7,406	20,173	12,810	7,363
Total available liquidity	$20,505	$12,767	$7,738	$20,422	$12,810	$7,612
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists of Farmer Mac Class A common stock, which we exclude from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million as of both August 31, 2025 and May 31, 2025 relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 18 presents our primary liquidity coverage ratios as of August 31, 2025 and May 31, 2025 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 18: Liquidity Coverage Ratios

(Dollars in millions)	August 31, 2025	May 31, 2025
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,738	$7,612
Debt scheduled to mature over next 12 months:
Short-term borrowings(3)	4,837	5,091
Long-term and subordinated debt scheduled to mature over next 12 months(4)	3,936	3,679
Total debt scheduled to mature over next 12 months	8,773	8,770
Deficit in available liquidity over debt scheduled to mature over next 12 months	$(1,035)	$(1,158)

Liquidity coverage ratio	0.88	0.87

Liquidity coverage ratio, excluding expected maturities of member short-term investments(5)
Total available liquidity(2)	$7,738	$7,612
Total debt scheduled to mature over next 12 months	8,773	8,770
Exclude: Member short-term investments(6)	(3,139)	(2,885)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	5,634	5,885
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$2,104	$1,727

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.37	1.29
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 17.
(3)The short-term borrowings scheduled maturity amount consists of member investments of $3,139 million and dealer commercial paper of $1,698 million as of August 31, 2025.
(4) The long-term and subordinated scheduled debt obligations over the next 12 months consist of debt maturities and scheduled debt payment amounts, of which, $180 million was from member investments as of August 31, 2025.
(5)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(6)Member short-term investments include commercial paper sold directly to members, select notes, daily liquidity fund notes and short-term medium-term notes sold to members. See Table 20: Short-Term Borrowings—Funding Sources below for additional information.

As presented in Tables 17 and 18 above, our available liquidity increased by $126 million, or 2% as of August 31, 2025 compared with May 31, 2025. Our liquidity coverage ratio increased slightly from 0.87 as of May 31, 2025 to 0.88 as of August 31, 2025. The increase in our available liquidity amount was due to an increase of $83 million in cash and investment debt securities and an increase of $43 million in available amount from Farmer Mac revolving note purchase agreement.

We believe we can continue to roll over our member short-term investments of $3,139 million as of August 31, 2025, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,292 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of August 31, 2025 was $2,104 million in excess of, or 1.4 times over, our total $5,634 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $1,763 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. This portfolio was initially intended to provide an additional source of liquidity. Our debt securities investment portfolio totaled $75 million and $114 million as of August 31, 2025 and May 31, 2025, respectively, reflecting the continued wind-down of this portfolio as we reduce our holdings over time. In September 2025, we sold $13 million of debt securities and recorded an immaterial gain on the sale. Under master repurchase agreements that we have with counterparties, we can obtain short-term funding by selling investment-grade corporate debt securities from our investment portfolio subject to an obligation to repurchase the same or similar securities at an agreed-upon price and date. Because we retain effective control over the transferred securities, transactions under these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a component of our short-term borrowings on our consolidated balance sheets. The aggregate fair value of debt securities underlying repurchase transactions is parenthetically disclosed on our consolidated balance sheets. We had no borrowings under repurchase agreements outstanding as of both August 31, 2025 and May 31, 2025; therefore, we had no debt securities in our investment portfolio pledged as collateral as of each respective date.

Our investment portfolio also included equity securities with a fair value of $12 million and $11 million as of August 31, 2025 and May 31, 2025, respectively, consisting of Farmer Mac Class A common stock, which we exclude from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $20,173 million as of both August 31, 2025 and May 31, 2025, and the aggregate amount available for access totaled $7,406 million and $7,363 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our commercial paper. As of August 31, 2025, the total commitment amount under the three-year facility and the four-year facility was $1,595 million and $1,705 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,300 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 19 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2025.

Table 19: Committed Bank Revolving Line of Credit Agreements

	August 31, 2025
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 17, we had accessed $9,023 million under the Guaranteed Underwriter Program and up to $1,350 million was available for borrowing as of August 31, 2025. Of the $1,350 million available borrowing amount, $450 million is available for advance through July 15, 2027, $450 million is available for advance through July 15, 2028 and $450 million is available for advance through July 15, 2029. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,402 million as of August 31, 2025. In September 2025, we executed a commitment letter for the guarantee by RUS of an additional $450 million loan facility from the FFB under the Guaranteed Underwriter Program.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030. The agreement has successive one-year renewals upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $3,737 million and $3,780 million as of August 31, 2025 and May 31, 2025, respectively. We repaid $43 million in long-term notes payable under this note purchase agreement with Farmer Mac during Q1 FY2026. As displayed in Table 17, the amount available for borrowing under this agreement was $2,763 million as of August 31, 2025. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

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

Short-term borrowings decreased to $4,837 million as of August 31, 2025, from $5,091 million as of May 31, 2025, and accounted for 14% and 15% of total debt outstanding as of each respective period.

Table 20 displays the composition, by funding source, of our short-term borrowings as of August 31, 2025 and May 31, 2025. As indicated in Table 20, members’ investments represented 65% and 57% of our outstanding short-term borrowings as of August 31, 2025 and May 31, 2025, respectively.

Table 20: Short-Term Borrowings—Funding Sources

	August 31, 2025		May 31, 2025
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,139,237	65%	$2,884,965	57%
Capital markets	1,697,466	35	2,206,451	43
Total	$4,836,703	100%	$5,091,416	100%

Member investments have historically been our primary source of short-term borrowings. While our short-term member investments increased by $254 million during Q1 FY2026, the outstanding dealer commercial paper decreased by $508 million due to paydowns using the net proceeds from the issuance of long-term dealer medium-term notes during the period. See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $30,445 million and $29,678 million as of August 31, 2025 and May 31, 2025, respectively, and accounted for 86% and 85% of total debt outstanding as of each respective date. See Table 21 below for a summary of our long-term and subordinated debt issuances and repayments during Q1 FY2026.

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

In addition to issuances of unlimited debt in the public capital markets under our shelf registrations discussed above, we also have access to private debt facilities. We had an outstanding balance of $294 million and $298 million of collateral trust bonds issued in a private placement transaction as of August 31, 2025 and May 31, 2025, respectively, which was an unregistered debt offering.

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 21 summarizes long-term and subordinated debt issuances and repayments during Q1 FY2026.

Table 21: Long-Term and Subordinated Debt— Issuances and Repayments

	Q1 FY2026
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds(2)	$—	$3,711
Guaranteed Underwriter Program notes payable	—	54,503
Farmer Mac notes payable	—	43,086
Medium-term notes sold to members	13,506	46,420
Medium-term notes sold to dealers	1,233,443	337,861
Subordinated deferrable debt	3,305	—
Members’ subordinated certificates	—	2,235
Total	$1,250,254	$487,816
____________________________
(1)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.
(2)Amount includes the collateral trust bonds issued to investors through both public offerings and private placement transactions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 22 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of August 31, 2025, in each fiscal year during the five-year period ending May 31, 2030, and thereafter.

Table 22: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2026	$3,192,140	10%
2027	4,083,781	13
2028	3,719,915	12
2029	3,538,050	12
2030	2,612,600	9
Thereafter	13,521,705	44
Total	$30,668,191	100%

____________________________
(1)Amounts presented are based on the face amount of debt outstanding as of August 31, 2025, and therefore does not include related debt issuance costs and premiums (discounts).
(2)In addition, member loan subordinated certificates totaling $123 million amortize annually based on the unpaid principal balance of the related loan.

Additionally, on September 23, 2025, notice was provided to investors that we will redeem $50 million in principal amount of our $300 million 2043 Notes on October 23, 2025. The 2043 Notes will be redeemed at par plus accrued interest.

We provide additional information on our financing activities under the above section “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $35,281 million as of August 31, 2025, $17,036 million, or 48%, was secured by pledged loans totaling $20,092 million. In comparison, of our total debt outstanding of $34,769 million as of May 31, 2025, $17,133 million, or 49%, was secured by pledged loans totaling $20,516 million. The following provides additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreement with Farmer Mac. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs. Our collateral pledging requirements are based, however, on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs. However, as discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond 2007 indenture, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements as of August 31, 2025.

Table 23 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2025 and May 31, 2025.

Table 23: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2025	May 31, 2025
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	N/A	140%	146%
Collateral trust bonds 2007 indenture	100	150	114	116
Guaranteed Underwriter Program notes payable	100	150	118	118
Farmer Mac notes payable	100	150	120	123
___________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 24 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2025 and May 31, 2025.

Table 24: Loans—Unencumbered Loans

(Dollars in thousands)	August 31, 2025	May 31, 2025
Total loans outstanding(1)	$37,552,708	$37,063,548
Less: Loans required to be pledged under secured debt agreements(2)	(17,218,724)	(17,320,024)
Loans pledged in excess of required amount(2)(3)	(2,873,382)	(3,195,994)
Total pledged loans	(20,092,106)	(20,516,018)
Unencumbered loans	$17,460,602	$16,547,530

Unencumbered loans as a percentage of total loans outstanding	46%	45%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $17 million and $16 million as of August 31, 2025 and May 31, 2025, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 24, we had excess loans pledged as collateral totaling $2,873 million and $3,196 million as of August 31, 2025 and May 31, 2025, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk” and additional information on pledged loans in “Note 4—Loans” in this Report. For additional detail on each of our debt product types, refer to “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2025 Form 10-K.

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

Projected Near-Term Sources and Uses of Funds

Table 25 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2025 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 25: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q2 FY2026	$1,200	$424	$1,624	$1,181	$776	$1,957
Q3 FY2026	1,808	432	2,240	945	945	1,890
Q4 FY2026	1,172	418	1,590	1,031	827	1,858
Q1 FY2027	1,138	489	1,627	721	839	1,560
Q2 FY2027	1,264	552	1,816	1,133	902	2,035
Q3 FY2027	1,780	551	2,331	1,239	901	2,140
Total	$8,362	$2,866	$11,228	$6,250	$5,190	$11,440
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended February 28, 2027.
(2)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3)Long-term debt maturities also include expected early redemptions of debt and exclude long-term member medium-term notes maturing over the next 12 months totaling $120 million, as we expect we can continue to roll over our member medium-term notes investments based on our expectation that our members will continue to reinvest their excess cash with us.

As displayed in Table 25, we currently project long-term advances of $3,387 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,763 million, resulting in net long-term loan growth of approximately $1,624 million over the next 12 months.

The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors. In addition to the long-term sources of funds, we have access to short-term funding sources such as member and dealer commercial paper, select notes and daily liquidity fund notes offered to members, and medium-term notes offered to members and dealers, as discussed above.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings.

On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. The “A-” long-term issuer credit rating, the stable outlook and the other long-term debt ratings are unchanged as of the date of this Report. On August 25, 2025, Fitch affirmed CFC’s credit ratings and stable outlook. Table 26 displays our credit ratings as of August 31, 2025, which remain unchanged as of the date of this Report.

Table 26: Credit Ratings

August 31, 2025
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	N/A	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion/report date	February 21, 2025	November 14, 2024	September 23, 2025

___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio was 11.55 and 11.20 as of August 31, 2025 and May 31, 2025, respectively. The increase in the debt-to-equity ratio during Q1 FY2026 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity. The decrease in total equity was primarily driven by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025, partially offset by our reported net income of $5 million for Q1 FY2026.

Our adjusted debt-to-equity ratio was 7.50 and 7.39 as of August 31, 2025 and May 31, 2025, respectively. The increase in the adjusted debt-to-equity ratio during Q1 FY2026 was due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily due to our adjusted net income of $57 million for Q1 FY2026, partially offset by a decrease in equity of $53 million attributable to the CFC Board of Directors’ authorized patronage capital retirements in July 2025.

We provide a more detailed discussion of the debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2025.

As discussed above in “Non-GAAP Financial Measures,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP financial measures disclosed in this Report to the most comparable U.S. GAAP financial measures below in “Non-GAAP Financial Measures and Reconciliations.” See “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” in our 2025 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility or changes in interest rates can have a significant impact on our earnings and overall financial condition as a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest income on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest rate-sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2025 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net loan growth of $2,180 million over the next 12 months and overall, the market expects interest rates to decline, with a steepening yield curve ahead.

Based on our current baseline forecast assumptions, which include a total of 125 basis points of federal funds rate cuts from August 2025 through August 2026, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended August 31, 2025. We also project an increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended August 31, 2025, primarily driven by projected loan growth. We project a slight decrease in adjusted net interest yield over the next 12 months, primarily due to our baseline interest rate forecast and that our interest-earning assets, primarily lines of credit, are repricing faster than interest-bearing liabilities. Additionally, lower-cost long-term debt maturing in the near term will need to be refinanced at a forecasted higher interest rate and the expected decrease in the variable rate debt cost will be offset by the lower average yield earned on our interest rate swaps derivative cash settlements.

Table 27 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of additional plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve that includes 125 basis points of federal funds rate cuts, would have on our projected baseline 12-month net interest income and adjusted net interest income as of August 31, 2025 and May 31, 2025. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 27: Interest Rate Sensitivity Analysis

	August 31, 2025			May 31, 2025
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(2.05)%	2.15%	(6.92)%	(1.68)%	1.79%	(5.07)%
Derivative cash settlements	11.94%	(11.93)%	9.61%	11.33%	(11.32)%	9.12%
Adjusted net interest income(2)	9.90%	(9.78)%	2.69%	9.65%	(9.54)%	4.04%
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

The changes in the sensitivity measures between August 31, 2025 and May 31, 2025 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 27 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of August 31, 2025, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. We would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of August 31, 2025, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash flows for assets and liabilities are matched over time. We use derivatives in managing the differences in timing between the maturities or repricing of our interest earning assets and the debt funding those assets. A positive duration gap indicates that the duration of our interest-earning assets is greater than the duration of our debt and derivatives, and therefore denotes an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives, and therefore denotes an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent on our consolidated balance sheet as of the reported date, it does not incorporate projected changes on our consolidated balance sheets.

The duration gap widened to positive 1.06 months as of August 31, 2025, from positive 0.27 months as of May 31, 2025 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The widening of the positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio” in our 2025 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses under “Item 7. MD&A—Critical Accounting Estimates” in our 2025 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2025 Form 10-K. We provide additional information on the allowance for credit losses under the sections “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. See “Item 7. MD&A—Non-GAAP Financial

Measures and Reconciliations” in our 2025 Form 10-K for a discussion of each of these non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 28 provides a reconciliation of adjusted interest expense, adjusted net interest income, and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 28: Adjusted Net Income

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Adjusted net interest income:
Interest income	$447,446	$418,119
Interest expense	(376,469)	(356,460)
Include: Derivative cash settlements interest income(1)	20,267	32,061
Adjusted interest expense	(356,202)	(324,399)
Adjusted net interest income	$91,244	$93,720

Adjusted net income:
Net income (loss)	$4,682	$(164,326)
Exclude: Derivative forward value losses(2)	(52,471)	(230,386)
Adjusted net income	$57,153	$66,060
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

TIER and Adjusted TIER

Table 29 displays the calculation of our TIER and adjusted TIER.

Table 29: TIER and Adjusted TIER

	Q1 FY2026	Q1 FY2025
TIER(1)	1.01	0.54

Adjusted TIER(2)	1.16	1.20
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

Debt Outstanding and Equity and Adjusted Debt Outstanding and Equity

Table 30 provides a reconciliation between our total debt outstanding and equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2025 and May 31, 2025.

Table 30: Adjusted Total Debt Outstanding and Equity

(Dollars in thousands)	August 31, 2025	May 31, 2025
Adjusted total debt outstanding:
Total debt outstanding(1)	$35,281,415	$34,769,316
Exclude:
50% of Subordinated deferrable debt	666,370	664,743
Members’ subordinated certificates	1,182,478	1,184,714
Adjusted total debt outstanding	$33,432,567	$32,919,859

Adjusted total equity:
Total equity	$3,054,736	$3,103,466
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	502,899	607,969
Year-to-date derivative forward value losses(2)	(52,471)	(105,070)
Period-end cumulative derivative forward value gains(2)	450,428	502,899
Accumulated other comprehensive loss	(2,235)	(2,236)
Subtotal	448,193	500,663
Include:
50% of Subordinated deferrable debt	666,370	664,743
Members’ subordinated certificates	1,182,478	1,184,714
Subtotal	1,848,848	1,849,457
Adjusted total equity	$4,455,391	$4,452,260
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses).

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 31 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2025 and May 31, 2025.

Table 31: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2025	May 31, 2025
Debt-to equity ratio:
Total debt outstanding	$35,281,415	$34,769,316
Total equity	3,054,736	3,103,466
Debt-to-equity ratio(1)	11.55	11.20

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$33,432,567	$32,919,859
Adjusted total equity(2)	4,455,391	4,452,260
Adjusted debt-to-equity ratio(3)	7.50	7.39
____________________________
(1)Calculated based on total debt outstanding at period end divided by total equity at period end.
(2)See Table 30 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3)Calculated based on adjusted total debt outstanding at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 32 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2025 and May 31, 2025. We present the components of AOCI in “Note 10—Equity.”

Table 32: Members’ Equity

(Dollars in thousands)	August 31, 2025	May 31, 2025
Members’ equity:
Total CFC equity	$3,033,833	$3,082,477
Exclude:
Accumulated other comprehensive loss	(2,235)	(2,236)
Period-end cumulative derivative forward value gains attributable to CFC(1)	449,387	501,663
Subtotal	447,152	499,427
Members’ equity	$2,586,681	$2,583,050
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of August 31, 2025 and May 31, 2025 are presented above in Table 30.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Interest income	$447,446	$418,119
Interest expense	(376,469)	(356,460)
Net interest income	70,977	61,659
Provision for credit losses	(1,587)	(953)
Net interest income after provision for credit losses	69,390	60,706
Non-interest income (loss):
Fee and other income	7,075	5,668
Derivative losses	(32,204)	(198,325)
Investment securities gains	1,445	4,131
Total non-interest loss	(23,684)	(188,526)
Non-interest expense:
Salaries and employee benefits	(19,976)	(17,188)
Other general and administrative expenses	(20,793)	(19,104)
Other non-interest expense	(275)	(318)
Total non-interest expense	(41,044)	(36,610)
Income (loss) before income taxes	4,662	(164,430)
Income tax benefit	20	104
Net income (loss)	4,682	(164,326)
Less: Net loss attributable to noncontrolling interests	84	482
Net income (loss) attributable to CFC	$4,766	$(163,844)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Net income (loss)	$4,682	$(164,326)
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	803
Reclassification to earnings of realized gains on derivatives	(118)	(167)
Defined benefit plan adjustments	119	96
Other comprehensive income	1	732
Total comprehensive income (loss)	4,683	(163,594)
Less: Total comprehensive loss attributable to non-controlling interests	84	482
Total comprehensive income (loss) attributable to CFC	$4,767	$(163,112)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2025	May 31, 2025
Assets:
Cash and cash equivalents	$257,145	$134,712
Restricted cash	8,470	8,410
Total cash, cash equivalents and restricted cash	265,615	143,122
Investment securities:
Debt securities trading, at fair value	75,459	113,663
Equity securities, at fair value	11,981	11,252
Total investment securities, at fair value	87,440	124,915
Loans to members	37,569,601	37,079,978
Less: Allowance for credit losses	(42,202)	(40,615)
Loans to members, net	37,527,399	37,039,363
Accrued interest receivable	273,939	270,222
Other receivables	23,407	24,377
Fixed assets, net of accumulated depreciation of $93,194 and $91,211 as of August 31, 2025 and May 31, 2025, respectively	80,069	81,667
Derivative assets	499,988	555,855
Other assets	90,861	85,528
Total assets	$38,848,718	$38,325,049

Liabilities:
Accrued interest payable	$314,922	$294,917
Debt outstanding:
Short-term borrowings	4,836,703	5,091,416
Long-term debt	27,929,495	27,163,701
Subordinated deferrable debt	1,332,739	1,329,485
Members’ subordinated certificates:
Membership subordinated certificates	628,637	628,637
Loan and guarantee subordinated certificates	307,678	309,914
Member capital securities	246,163	246,163
Total members’ subordinated certificates	1,182,478	1,184,714
Total debt outstanding	35,281,415	34,769,316
Patronage capital retirement payable	52,978	—
Deferred income	31,461	31,596
Derivative liabilities	47,971	51,368
Other liabilities	65,235	74,386
Total liabilities	35,793,982	35,221,583

Equity:
CFC equity:
Retained equity	3,036,068	3,084,713
Accumulated other comprehensive loss	(2,235)	(2,236)
Total CFC equity	3,033,833	3,082,477
Noncontrolling interests	20,903	20,989
Total equity	3,054,736	3,103,466
Total liabilities and equity	$38,848,718	$38,325,049

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q1 FY2026
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity

Balance as of May 31, 2025	$3,624	$948,526	$1,631,609	$500,954	$3,084,713	$(2,236)	$3,082,477	$20,989	$3,103,466
Net income	—	—	—	4,766	4,766	—	4,766	(84)	4,682
Other comprehensive income	—	—	—	—	—	1	1	—	1
Patronage capital retirement	—	(52,978)	—	—	(52,978)	—	(52,978)	—	(52,978)
Other	(433)	—	—	—	(433)	—	(433)	(2)	(435)
Balance as of August 31, 2025	$3,191	$895,548	$1,631,609	$505,720	$3,036,068	$(2,235)	$3,033,833	$20,903	$3,054,736

	Q1 FY2025
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity

Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net loss	—	—	—	(163,844)	(163,844)	—	(163,844)	(482)	(164,326)
Other comprehensive income	—	—	—	—	—	732	732	—	732
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(465)	—	—	—	(465)	—	(465)	—	(465)
Balance as of August 31, 2024	$3,111	$881,386	$1,455,564	$441,662	$2,781,723	$(684)	$2,781,039	$20,225	$2,801,264
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Cash flows from operating activities:
Net income (loss)	$4,682	$(164,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(670)	(901)
Amortization of debt issuance costs and discounts	8,725	8,181
Amortization of guarantee fee	4,922	4,996
Depreciation and amortization	3,394	2,993
Provision for credit losses	1,587	953
Unrealized gains on equity and debt securities	(1,573)	(4,237)
Derivative forward value losses	52,471	230,386
Advances on loans held for sale	(144,500)	(130,500)
Proceeds from sales of loans held for sale	157,700	133,000
Changes in operating assets and liabilities:
Accrued interest receivable	(3,717)	(67,706)
Accrued interest payable	20,005	42,968
Deferred income	535	217
Other	(21,250)	(19,317)
Net cash provided by operating activities	82,311	36,707
Cash flows from investing activities:
Advances on loans held for investment, net	(502,360)	(570,513)
Investments in fixed assets, net	(320)	(1,269)
Proceeds from sales and maturities of trading securities	38,920	54,075
Proceeds from redemption of equity securities	—	25,000
Net cash used in investing activities	(463,760)	(492,707)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	(338,611)	585,175
Proceeds from short-term borrowings with original maturity > 90 days	553,305	617,855
Repayments of short-term borrowings with original maturity > 90 days	(469,407)	(1,118,681)
Payments for issuance costs for revolving bank lines of credit	(723)	—
Proceeds from issuance of long-term debt, net of discounts and issuance costs	1,243,993	595,744
Payments for retirement of long-term debt	(485,581)	(238,708)
Proceeds from issuance of subordinated debt	3,305	—
Payments for issuance costs for subordinated deferrable debt	(105)	—
Payments for retirement of members’ subordinated certificates	(2,235)	(850)
Additions (repayments) for membership fees, net	1	(2)
Net cash provided by financing activities	503,942	440,533
Net increase (decrease) in cash, cash equivalents and restricted cash	122,493	(15,467)
Beginning cash, cash equivalents and restricted cash	143,122	288,341
Ending cash, cash equivalents and restricted cash	$265,615	$272,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$346,423	$304,157
Cash paid for income taxes	7	5
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025 (“this Report”) are not necessarily indicative of results that may be expected for the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2025 Form 10-K.

Certain reclassifications and updates have been made to the presentation of information in prior period to conform to the current-period presentation. These reclassifications had no effect on prior period net income (loss) or equity.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2026” and “Q1 FY2025” refer to three months ended August 31, 2025 and 2024, respectively.

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases, at lease inception for all lease transactions with an initial term greater than one year. We recorded a total finance lease liability of $7 million as of both August 31, 2025 and May 31, 2025, which were included in other liabilities on the consolidated balance sheets. Interest expenses and variable lease cost from the finance leases were not material for Q1 FY2026 and Q1 FY2025. We recorded a total net investment in leases for sales-type leases of $7 million as of both August 31, 2025 and May 31, 2025, which were included in other assets on the consolidated balance sheets. Interest income and variable lease payment income from the sales-type leases were not material for Q1 FY2026 and Q1 FY2025.

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

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Interest income:
Loans(1)	$445,572	$414,700
Cash and investment securities	1,874	3,419
Total interest income	447,446	418,119

Interest expense:(2)(3)
Short-term borrowings	50,326	54,400
Long-term debt	291,192	266,968
Subordinated debt	34,951	35,092
Total interest expense	376,469	356,460

Net interest income	$70,977	$61,659
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

Deferred income reported on our consolidated balance sheets of $31 million and $32 million as of August 31, 2025 and May 31, 2025, respectively, consists primarily of deferred loan conversion fees that totaled $20 million and $21 million as of August 31, 2025 and May 31, 2025, respectively.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2025 and May 31, 2025.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2025	May 31, 2025
Debt securities, at fair value:
Corporate debt securities	$72,723	$107,957
Commercial agency mortgage-backed securities (“MBS”)(1)	490	525
U.S. state and municipality debt securities	—	1,049
Other asset-backed securities(2)	2,246	4,132
Total debt securities trading, at fair value	$75,459	$113,663
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of $1 million and $4 million for Q1 FY2026 and Q1 FY2025, respectively.

We did not sell any debt securities during Q1 FY2026; therefore, no realized gains or losses were recorded during the period. We sold $14 million in principal amount of debt securities during Q1 FY2025 and realized gains on the sale of these securities of less than $1 million during the period. In September 2025, we sold $13 million of debt securities and recorded an immaterial gain on the sale.

Equity Securities

Our equity securities consisted of Farmer Mac Class A common stock recorded at fair value of $12 million and $11 million as of August 31, 2025 and May 31, 2025, respectively.

We recognized net unrealized gains on our equity securities of $1 million for both Q1 FY2026 and Q1 FY2025.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of August 31, 2025 and May 31, 2025.

Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$29,611,676	79%	$29,262,495	79%
Power supply	6,011,197	16	5,895,500	16
Statewide and associate	255,318	—	251,325	—
Total CFC	35,878,191	95	35,409,320	95
NCSC:
Electric	1,092,812	3	1,078,763	3
Telecom	581,705	2	575,465	2
Total NCSC	1,674,517	5	1,654,228	5
Total loans outstanding(1)	37,552,708	100	37,063,548	100
Deferred loan origination costs—CFC(2)	16,893	—	16,430	—
Loans to members	$37,569,601	100%	$37,079,978	100%
Loan type:
Long-term loans:
Fixed rate	$31,502,835	84%	$31,388,313	85%
Variable rate	1,268,865	3	1,122,250	3
Total long-term loans	32,771,700	87	32,510,563	88
Lines of credit	4,781,008	13	4,552,985	12
Total loans outstanding(1)	37,552,708	100	37,063,548	100
Deferred loan origination costs—CFC(2)	16,893	—	16,430	—
Loans to members	$37,569,601	100%	$37,079,978	100%
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

We sold CFC and NCSC loans, at par for cash, totaling $158 million and $133 million during Q1 FY2026 and Q1 FY2025, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $8 million as of August 31, 2025. We had loans held for sale totaling $21 million as of May 31, 2025, which were sold at par for cash during Q1 FY2026.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $241 million and $237 million as of August 31, 2025 and May 31, 2025, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $36,971 million and $36,488 million as of August 31, 2025 and May 31, 2025, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $102 million and $105 million as of August 31, 2025 and May 31, 2025, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $7,086 million and $7,149 million as of August 31, 2025 and May 31, 2025, respectively, representing 19% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of both August 31, 2025 and May 31, 2025. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2025 and May 31, 2025.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Mac approved loans was $341 million and $346 million as of August 31, 2025 and May 31, 2025, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $184 million and $155 million as of August 31, 2025 and May 31, 2025, respectively, which reduced our exposure to the 20 largest borrowers to $6,902 million and $6,994 million of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2025.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 907 and 899 as of August 31, 2025 and May 31, 2025, respectively, located in 49 states. Of the 907 and 899 borrowers with loans outstanding, 51 and 50 were electric power supply borrowers as of August 31, 2025 and May 31, 2025, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 68 borrowers with loans outstanding as of both August 31, 2025 and May 31, 2025, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,142 million and $6,105 million as of August 31, 2025 and May 31, 2025, respectively, and accounted for approximately 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $117 million and $118 million as of August 31, 2025 and May 31, 2025, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $6,025 million and $5,987 million as of each respective date.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of August 31, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.2: Payment Status of Loans Outstanding

	August 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$29,611,676	$—	$—	$—	$29,611,676	$—
Power supply	6,011,197	—	—	—	6,011,197	24,193
Statewide and associate	255,318	—	—	—	255,318	—
Total CFC	35,878,191	—	—	—	35,878,191	24,193
NCSC:
Electric	1,092,812	—	—	—	1,092,812	—
Telecom	581,705	—	—	—	581,705	—
Total NCSC	1,674,517	—	—	—	1,674,517	—
Total loans outstanding	$37,552,708	$—	$—	$—	$37,552,708	$24,193

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.06%

	May 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$29,262,495	$—	$—	$—	$29,262,495	$—
Power supply	5,895,500	—	—	—	5,895,500	26,099
Statewide and associate	251,325	—	—	—	251,325	—
Total CFC	35,409,320	—	—	—	35,409,320	26,099
NCSC:
Electric	1,078,763	—	—	—	1,078,763	—
Telecom	575,465	—	—	—	575,465	—
Total NCSC	1,654,228	—	—	—	1,654,228	—
Total loans outstanding	$37,063,548	$—	$—	$—	$37,063,548	$26,099

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.07%

We had a CFC electric power supply loan outstanding of $24 million and $26 million on nonaccrual status as of August 31, 2025 and May 31, 2025, respectively.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We had no loan modifications to borrowers experiencing financial difficulty entered during Q1 FY2026 and Q1 FY2025.

Nonperforming Loans

We had a loan to one CFC electric power supply borrower of $24 million and $26 million classified as nonperforming, which represented 0.06% and 0.07% of total loans outstanding as of August 31, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during Q1 FY2026.

Net Charge-Offs

We had no charge-offs during Q1 FY2026 and Q1 FY2025. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility loan portfolio since fiscal year 2013, and in our telecommunications loan portfolios since fiscal year 2017.

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

Table 4.3 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of August 31, 2025 and May 31, 2025. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower and has a better risk rating, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We present term loans outstanding as of August 31, 2025 and May 31, 2025, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2022 and 2021, and in the aggregate for periods prior to fiscal year 2022 and 2021, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.3 below, term loan advances made to borrowers prior to fiscal year 2022 totaled $20,306 million, representing 54% of our total loans outstanding as of August 31, 2025. In comparison, term loan advances made to borrowers prior to fiscal year 2021 totaled $18,537 million, representing 50% of our total loans outstanding as of May 31, 2025. The average remaining maturity of our long-term loans, which accounted for 87% and 88% of total loans outstanding as of August 31, 2025 and May 31, 2025, respectively, was 19 years, as of each respective date.

Table 4.3: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2025
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	Q1 FY2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$509,218	$2,266,296	$2,459,916	$2,310,189	$2,237,182	$16,328,284	$3,285,984	$29,397,069
Power supply	150,659	441,268	493,054	438,979	290,982	3,280,264	891,798	5,987,004
Statewide and associate	—	6,756	36,164	56,468	2,754	23,123	119,379	244,644
Total CFC	659,877	2,714,320	2,989,134	2,805,636	2,530,918	19,631,671	4,297,161	35,628,717
NCSC:
Electric	4,460	81,014	120,185	247,227	16,588	380,878	242,460	1,092,812
Telecom	13,287	51,993	124,958	39,136	61,504	239,000	51,827	581,705
Total NCSC	17,747	133,007	245,143	286,363	78,092	619,878	294,287	1,674,517
Total pass	$677,624	$2,847,327	$3,234,277	$3,091,999	$2,609,010	$20,251,549	$4,591,448	$37,303,234

Special mention
CFC:
Distribution	$571	$—	$360	$4,111	$—	$20,005	$189,560	$214,607
Statewide and associate	—	—	—	—	—	10,674	—	10,674
Total CFC	571	—	360	4,111	—	30,679	189,560	225,281
Total special mention	$571	$—	$360	$4,111	$—	$30,679	$189,560	$225,281

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$24,193	$—	$24,193
Total doubtful	$—	$—	$—	$—	$—	$24,193	$—	$24,193

Total criticized loans	$571	$—	$360	$4,111	$—	$54,872	$189,560	$249,474
Total loans outstanding	$678,195	$2,847,327	$3,234,637	$3,096,110	$2,609,010	$20,306,421	$4,781,008	$37,552,708

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

Criticized loans totaled $249 million and $219 million as of August 31, 2025 and May 31, 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $30 million in criticized loans was primarily driven by a net increase of $32 million in loans outstanding in the special mention category, partially offset by a $2 million payment received from a CFC electric power supply borrower in the doubtful category during Q1 FY2026, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2025 and May 31, 2025.

Special Mention

One CFC electric distribution borrower with loans outstanding of $215 million and $181 million as of August 31, 2025 and May 31, 2025, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $225 million and $193 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Substandard

We did not have any loans classified as substandard as of August 31, 2025 or May 31, 2025.

Doubtful

We had one loan outstanding classified as doubtful totaling $24 million and $26 million to a CFC electric power supply borrower as of August 31, 2025 and May 31, 2025, respectively. The reduction in this loan outstanding was due to a payment received from the borrower during Q1 FY2026.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2025 and May 31, 2025.

Table 4.4: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	August 31, 2025	May 31, 2025
Member class:
CFC:
Distribution	$12,404,164	$11,948,516
Power supply	5,135,238	5,097,398
Statewide and associate	215,789	215,768
Total CFC	17,755,191	17,261,682
NCSC:
Electric	525,912	520,312
Telecom	381,081	437,015
Total NCSC	906,993	957,327
Total unadvanced commitments	$18,662,184	$18,219,009

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	7,983,061	7,471,266
Total long-term loans	7,983,061	7,471,266
Lines of credit	10,679,123	10,747,743
Total unadvanced commitments	$18,662,184	$18,219,009
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2025, and the related maturities in each fiscal year during the five-year period ended May 31, 2030, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Line of credit loans	$10,679,123	$810,709	$4,867,473	$1,787,801	$1,578,350	$1,303,194	$331,596
Long-term loans	7,983,061	345,771	1,226,890	1,292,387	2,341,250	2,138,853	637,910
Total	$18,662,184	$1,156,480	$6,094,363	$3,080,188	$3,919,600	$3,442,047	$969,506

Unadvanced line of credit commitments accounted for 57% of total unadvanced loan commitments as of August 31, 2025. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $18,662 million as of August 31, 2025 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $7,983 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $14,959 million and $14,629 million as of August 31, 2025 and May 31, 2025, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,703 million and $3,590 million as of August 31, 2025 and May 31, 2025, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2025, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2030, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Committed lines of credit	$3,702,618	$202,152	$572,031	$943,540	$971,120	$788,740	$225,035

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.7 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2025 and May 31, 2025. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.7: Pledged Loans

(Dollars in thousands)	August 31, 2025	May 31, 2025
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$7,069,000	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	7,938,545	8,107,921
RUS-guaranteed loans qualifying as permitted investments pledged	102,249	104,628
Total pledged collateral	8,040,794	8,212,549

1994 indenture:
Collateral trust bonds outstanding	$10,000	$10,000
Pledged collateral:
Distribution system mortgage notes pledged	14,019	14,575

Guaranteed Underwriter Program:
Notes payable outstanding	$6,402,349	$6,456,852
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,552,235	7,640,203

Farmer Mac:
Notes payable outstanding	$3,737,375	$3,780,461
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,485,058	4,648,691

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

Table 5.1: Changes in Allowance for Credit Losses

	Q1 FY2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615
Provision (benefit) for credit losses	1,002	95	(12)	1,085	472	30	502	1,587
Balance as of August 31, 2025	$19,475	$15,551	$1,088	$36,114	$4,290	$1,798	$6,088	$42,202

	Q1 FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	732	(489)	10	253	393	307	700	953
Balance as of August 31, 2024	$16,686	$25,094	$1,199	$42,979	$4,330	$2,370	$6,700	$49,679

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of August 31, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$19,475	$6,516	$1,088	$27,079	$4,290	$1,798	$6,088	$33,167
Asset-specific allowance	—	9,035	—	9,035	—	—	—	9,035
Total allowance for credit losses	$19,475	$15,551	$1,088	$36,114	$4,290	$1,798	$6,088	$42,202

Loans outstanding:(1)
Collectively evaluated loans	$29,608,305	$5,987,004	$255,318	$35,850,627	$1,092,812	$581,705	$1,674,517	$37,525,144
Individually evaluated loans	3,371	24,193	—	27,564	—	—	—	27,564
Total loans outstanding	$29,611,676	$6,011,197	$255,318	$35,878,191	$1,092,812	$581,705	$1,674,517	$37,552,708

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.11%	0.43%	0.08%	0.39%	0.31%	0.36%	0.09%
Asset-specific allowance coverage ratio(3)	—	37.35	—	32.78	—	—	—	32.78
Total allowance coverage ratio(4)	0.07	0.26	0.43	0.10	0.39	0.31	0.36	0.11

	May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$18,473	$6,200	$1,100	$25,773	$3,818	$1,722	$5,540	$31,313
Asset-specific allowance	—	9,256	—	9,256	—	46	46	9,302
Total allowance for credit losses	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

Loans outstanding:(1)
Collectively evaluated loans	$29,258,741	$5,869,401	$251,325	$35,379,467	$1,078,763	$573,008	$1,651,771	$37,031,238
Individually evaluated loans	3,754	26,099	—	29,853	—	2,457	2,457	32,310
Total loans outstanding	$29,262,495	$5,895,500	$251,325	$35,409,320	$1,078,763	$575,465	$1,654,228	$37,063,548

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.11%	0.44%	0.07%	0.35%	0.30%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	35.46	—	31.01	—	1.87	1.87	28.79
Total allowance coverage ratio(4)	0.06	0.26	0.44	0.10	0.35	0.31	0.34	0.11
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $17 million and $16 million as of August 31, 2025 and May 31, 2025, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses increased to $42 million as of August 31, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to an increase in the collective allowance primarily driven by the growth in our loan portfolio. The asset-specific allowance decreased slightly as of August 31, 2025, compared with May 31, 2025, primarily due to a timing change in the expected payments on a nonperforming CFC power supply loan. Our allowance coverage ratio remained steady at 0.11% as of both August 31, 2025 and May 31, 2025.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2025 and May 31, 2025.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,837 million as of August 31, 2025, compared with $5,091 million as of May 31, 2025, and accounted for 14% and 15% of total debt outstanding as of August 31, 2025 and May 31, 2025. The following table provides information on our short-term borrowings as of August 31, 2025 and May 31, 2025.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,697,466	5%	$2,206,451	7%
Commercial paper sold directly to members, at par	924,277	3	785,608	2
Total commercial paper	2,621,743	8	2,992,059	9
Select notes to members	1,433,452	4	1,304,240	4
Daily liquidity fund notes to members	312,706	1	343,916	1
Medium-term notes sold to members	468,802	1	451,201	1
Total short-term borrowings	$4,836,703	14%	$5,091,416	15%

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2025
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

The total commitment amount under the three-year facility and the four-year facility was $1,595 million and $1,705 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,300 million as of August 31, 2025. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of August 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2025 and May 31, 2025. Long-term debt outstanding totaled $27,929 million as of August 31, 2025, compared with $27,164 million as of May 31, 2025, and accounted for 79% and 78% of total debt outstanding as of August 31, 2025 and May 31, 2025, respectively.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2025	May 31, 2025
Secured long-term debt:
Collateral trust bonds(1)	$7,079,000	$7,082,711
Unamortized discount, net	(151,748)	(155,393)
Debt issuance costs	(30,537)	(31,616)
Total collateral trust bonds	6,896,715	6,895,702
Guaranteed Underwriter Program notes payable	6,402,349	6,456,852
Farmer Mac notes payable	3,737,375	3,780,461
Total secured notes payable	10,139,724	10,237,313
Total secured long-term debt	17,036,439	17,133,015
Unsecured long-term debt:
Medium-term notes sold through dealers	10,533,159	9,637,577
Medium-term notes sold to members	386,734	419,648
Medium term notes sold through dealers and to members	10,919,893	10,057,225
Unamortized premium (discount), net	1,815	2,641
Debt issuance costs	(28,652)	(29,180)
Total unsecured long-term debt	10,893,056	10,030,686
Total long-term debt	$27,929,495	$27,163,701
____________________________
(1)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.

Secured Debt

Long-term secured debt of $17,036 million and $17,133 million as of August 31, 2025 and May 31, 2025, respectively, represented 61% and 63% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of August 31, 2025 and May 31, 2025. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $4 million in principal amount of collateral trust bonds that matured during Q1 FY2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $55 million of notes payable outstanding under the USDA Guaranteed Underwriter Program (the “Guaranteed Underwriter Program”) during Q1 FY2026. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of August 31, 2025. In September 2025, we executed a commitment letter for the guarantee by RUS of an additional $450 million loan facility from the U.S.Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January14, 2030. The agreement has successive one-year renewals upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Each borrowing is documented with a pricing agreement setting forth the interest rate, maturity date and other terms. We may select a fixed or variable rate for each advance. During Q1 FY2026, we repaid $43 million in long-term notes under the Farmer Mac note purchase agreement. As of August 31, 2025, $3,737 million was outstanding with $2,763 million available for borrowing. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $10,893 million and $10,031 million as of August 31, 2025 and May 31, 2025, respectively, represented 39% and 37% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During Q1 FY2026, we issued dealer medium-term notes of $700 million in principal amount at a fixed interest rate of 4.15% with a term of three years and $525 million in principal amount at a floating interest rate with a term of 18 months. We repaid $338 million in principal amount of dealer medium-term notes that matured during Q1 FY2026.

See “Note 7—Long-Term Debt” in our 2025 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,333 million and $1,329 million as of August 31, 2025 and May 31, 2025, respectively.

On September 23, 2025, notice was provided to investors that we will redeem $50 million in principal amount of our $300 million fixed-to-floating rate subordinated deferrable debt due 2043 (the “2043 Notes”) on October 23, 2025. The 2043 Notes will be redeemed at par plus accrued interest.

See “Note 8—Subordinated Deferrable Debt” in our 2025 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We typically designate the treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2025 and May 31, 2025. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average interest rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2025 and May 31, 2025. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	August 31, 2025			May 31, 2025
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,751,090	2.84%	4.58%	$5,833,458	2.84%	4.54%
Receive-fixed swaps	1,417,586	5.10	3.39	1,418,777	5.08	3.39
Total interest rate swaps	$7,168,676	3.29	4.34	$7,252,235	3.28	4.32

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2025 and May 31, 2025.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2025		May 31, 2025
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$499,988	$5,320,837	$555,855	$5,694,835
Total derivative assets	$499,988	$5,320,837	$555,855	$5,694,835

Derivative liabilities:
Interest rate swaps	$47,971	$1,847,839	$51,368	$1,557,400
Total derivative liabilities	$47,971	$1,847,839	$51,368	$1,557,400

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2025 and May 31, 2025, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	August 31, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$499,988	$—	$499,988	$46,248	$—	$453,740

Derivative liabilities:
Interest rate swaps	47,971	—	47,971	46,248	—	1,723

	May 31, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$555,855	$—	$555,855	$49,806	$—	$506,049

Derivative liabilities:
Interest rate swaps	51,368	—	51,368	49,806	—	1,562

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2026	Q1 FY2025
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$20,267	$32,061
Derivative forward value losses	(52,471)	(230,386)
Derivative losses	$(32,204)	$(198,325)

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

During Q1 FY2026, Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2025. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2025. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2025, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$19,890	$(689)	$—	$(689)
Falls below Baa1/BBB+	4,752,628	(1,140)	297,697	296,557
Falls to or below Baa2/BBB(2)	329,286	—	20,353	20,353
Total	$5,101,804	$(1,829)	$318,050	$316,221
____________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $382 million as of August 31, 2025. These swaps were in an unrealized gain position of $35 million as of August 31, 2025.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of August 31, 2025.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2025 and May 31, 2025, and from AA- to BBB+ by S&P as of both August 31, 2025 and May 31, 2025. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both August 31, 2025 and May 31, 2025. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $454 million and $506 million as of August 31, 2025 and May 31, 2025, respectively, as presented in Table 9.3 above.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity decreased $49 million to $3,055 million as of August 31, 2025, compared with May 31, 2025. The decrease was attributable primarily to the CFC Board of Directors’ authorized patronage capital retirements of $53 million during Q1 FY2026, partially offset by our reported net income of $5 million during the period.

Allocation of Net Earnings and Retirement of Patronage Capital

The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted net income, which excludes the impact of derivative forward value gains (losses). See “MD&A—Non-GAAP Financial Measures and Reconciliations” in this Report for information on adjusted net income. In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2025 to the cooperative educational fund. In July 2025, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2025 as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve.

In July 2025, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for fiscal year 2025 and $19 million represented the portion of the allocation from net earnings for fiscal year 2000 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $53 million was returned to members in cash in September 2025. The remaining portion of the patronage capital allocation for fiscal year 2025 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

See “Note 11—Equity” in our 2025 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the periods presented and the balance of each component as of the end of each respective period.

Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q1 FY2026			Q1 FY2025
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,935	$(5,171)	$(2,236)	$3,287	$(4,703)	$(1,416)
Changes in unrealized gains	—	—	—	803	—	803
Realized (gains) losses reclassified to earnings	(118)	119	1	(167)	96	(71)
Ending balance	$2,817	$(5,052)	$(2,235)	$3,923	$(4,607)	$(684)
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2025 and May 31, 2025.

Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2025	May 31, 2025
Guarantee type:
Long-term tax-exempt bonds(1)	$48,455	$48,455
Letters of credit(2)	965,443	978,492
Other guarantees	183,006	183,659
Total	$1,196,904	$1,210,606

Member class:
CFC:
Distribution	$495,880	$506,834
Power supply	602,161	599,766
Statewide and associate(3)	42,421	43,442
CFC total	1,140,462	1,150,042
NCSC electric	56,442	60,564
Total	$1,196,904	$1,210,606
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Includes CFC guarantees to NCSC telecom members totaling $41 million and $42 million as of August 31, 2025 and May 31, 2025, respectively.

We had guarantees outstanding totaling $1,197 million and $1,211 million as of August 31, 2025 and May 31, 2025, respectively. Guarantees under which our right of recovery from our members was not secured totaled $762 million and $781 million and represented 64% and 65% of total guarantees as of August 31, 2025 and May 31, 2025, respectively. We were not required to perform pursuant to any of our guarantee obligations during Q1 FY2026 or Q1 FY2025.

Long-term tax-exempt bonds of $48 million as of both August 31, 2025 and May 31, 2025, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $965 million and $978 million as of August 31, 2025 and May 31, 2025, respectively, $361 million and $356 million were secured as of each respective date. The maturities for the outstanding letters of credit as of August 31, 2025 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2025, we may be required to issue up to an additional $110 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2025. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $183 million and $184 million as of August 31, 2025 and May 31, 2025, respectively, of which $25 million was secured as of both August 31, 2025 and May 31, 2025. The maturities for these other guarantees listed in the table above extend through calendar year 2026.

In addition to the guarantees described above, we were also the liquidity provider for $48 million of variable-rate tax-exempt bonds as of both August 31, 2025 and May 31, 2025, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during Q1 FY2026 or Q1 FY2025.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million and $14 million as of August 31, 2025 and May 31, 2025, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million and $13 million as of August 31, 2025 and May 31, 2025, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2025 and May 31, 2025. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

Table 12.1: Fair Value of Financial Instruments

	August 31, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257,145	$257,145	$257,145	$—	$—
Restricted cash	8,470	8,470	8,470	—	—
Equity securities, at fair value	11,981	11,981	11,981	—	—
Debt securities trading, at fair value	75,459	75,459	—	75,459	—
Deferred compensation investments	8,552	8,552	8,552	—	—
Loans to members, net	37,527,399	35,036,194	—	—	35,036,194
Accrued interest receivable	273,939	273,939	—	273,939	—
Derivative assets	499,988	499,988	—	499,988	—
Total financial assets	$38,662,933	$36,171,728	$286,148	$849,386	$35,036,194

Liabilities:
Short-term borrowings	$4,836,703	$4,839,926	$—	$4,839,926	$—
Long-term debt	27,929,495	27,519,813	—	17,819,779	9,700,034
Accrued interest payable	314,922	314,922	—	314,922	—
Guarantee liability	13,084	14,043	—	—	14,043
Derivative liabilities	47,971	47,971	—	47,971	—
Deferred compensation liability	8,552	8,552	8,552	—	—
Subordinated deferrable debt	1,332,739	1,352,013	236,240	1,115,773	—
Members’ subordinated certificates	1,182,478	1,182,478	—	—	1,182,478
Total financial liabilities	$35,665,944	$35,279,718	$244,792	$24,138,371	$10,896,555

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,712	$134,712	$134,712	$—	$—
Restricted cash	8,410	8,410	8,410	—	—
Equity securities, at fair value	11,252	11,252	11,252	—	—
Debt securities trading, at fair value	113,663	113,663	—	113,663	—
Deferred compensation investments	8,019	8,019	8,019	—	—
Loans to members, net	37,039,363	34,113,178	—	—	34,113,178
Accrued interest receivable	270,222	270,222	—	270,222	—
Derivative assets	555,855	555,855	—	555,855	—
Total financial assets	$38,141,496	$35,215,311	$162,393	$939,740	$34,113,178

Liabilities:
Short-term borrowings	$5,091,416	$5,094,451	$—	$5,094,451	$—
Long-term debt	27,163,701	26,415,950	—	16,737,855	9,678,095
Accrued interest payable	294,917	294,917	—	294,917	—
Guarantee liability	14,396	15,321	—	—	15,321
Derivative liabilities	51,368	51,368	—	51,368	—
Deferred compensation liability	8,019	8,019	8,019	—	—
Subordinated deferrable debt	1,329,485	1,341,974	238,620	1,103,354	—
Members’ subordinated certificates	1,184,714	1,184,714	—	—	1,184,714
Total financial liabilities	$35,138,016	$34,406,714	$246,639	$23,281,945	$10,878,130

For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2025 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during Q1 FY2026 or Q1 FY2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of August 31, 2025 and May 31, 2025, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during Q1 FY2026 or Q1 FY2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2025			May 31, 2025
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$11,981	$—	$11,981	$11,252	$—	$11,252
Debt securities trading, at fair value	—	75,459	75,459	—	113,663	113,663
Deferred compensation investments	8,552	—	8,552	8,019	—	8,019
Derivative assets	—	499,988	499,988	—	555,855	555,855

Liabilities:
Derivative liabilities	$—	$47,971	$47,971	$—	$51,368	$51,368
Deferred compensation liability	8,552	—	8,552	8,019	—	8,019

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during Q1 FY2026 or Q1 FY2025.

NOTE 13—VARIABLE INTEREST ENTITIES

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without financial support. CFC is the primary source of funding for NCSC. Under the terms of the management agreements with NCSC, CFC manages the business operations of NCSC. CFC also unconditionally guarantees full indemnification for any loan losses of NCSC pursuant to a guarantee agreement with NCSC. CFC earns management and guarantee fees from its agreements with NCSC.

All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC and does not elect directors to the NCSC board. If CFC becomes a member of NCSC, it would control the nomination process for one NCSC director. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a Class C member of CFC.

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of August 31, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2025	May 31, 2025
Assets:
Loans outstanding	$1,674,517	$1,654,228
Other assets	26,158	16,111
Total assets	$1,700,675	$1,670,339

Liabilities:
Total liabilities	$15,701	$15,114

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of August 31, 2025 and May 31, 2025.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC

	August 31, 2025	May 31, 2025
(Dollars in thousands)
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,660,221	1,640,372
Credit enhancements:
CFC third-party guarantees	56,442	60,564
Other credit enhancements	1,469	1,275
Total credit enhancements(2)	57,911	61,839
Total outstanding commitments	1,718,132	1,702,211
CFC credit commitments available	$3,281,868	$3,297,789
____________________________
(1)Intercompany borrowings payable by NCSC to CFC as of August 31, 2025 and May 31, 2025 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC has access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $58 million as of August 31, 2025. The maturities for obligations guaranteed by CFC extend through 2043.

NOTE 14—BUSINESS SEGMENTS

Our operating segments consist of CFC and NCSC, which also represent our reportable segments. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of RUS. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, electric power supply systems and related facilities. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. NCSC’s principal purpose is to provide financing to its members and associates. NCSC makes loans to electric cooperatives and their subsidiaries that provide non-electric services in the energy and telecommunication industries as well as to entities that provide substantial benefit to CFC members, including eligible solar

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
energy providers and investor-owned utilities. NCSC also provides its members and associates with equipment financing for leased assets, institutional debt placement services thought its wholly owned subsidiary Cooperative Securities and credit enhancements in the form of letters of credit.

Basis of Presentation

We present the results of our business segments on the basis in which management internally evaluates operating performance to establish short- and long-term performance goals, develop budgets and forecasts, identify potential trends, allocate resources and make compensation decisions. This presentation is aligned with how results are reviewed internally by our Chief Executive Officer (“CEO”), which we determined to be our chief operating decision maker (“CODM”). The primary measure used regularly by our CODM to evaluate segment financial performance and allocate resources accordingly between segments is the net income adjusted to exclude derivative forward value gains (losses), which represent the effects of fair value fluctuations in our interest rate swaps. The CODM reviews and analyzes on a monthly basis the budget-to-actual variances for the adjusted net income and its components, to inform his decisions regarding the business segment allocation of capital and resources, in order to ensure alignment with our performance goals. The CODM also looks at changes in our total loans outstanding to assess the performance of the segments.

Business Segment Reporting Methodology

The results of our business segments are intended to present the separate results for each of the reportable segments included in our consolidated financial statements. As discussed in “Note 13—Variable Interest Entities,” all of NCSC’s funding is either provided by CFC or guaranteed by CFC, the terms and conditions of which are stipulated in a loan and security agreement and a guarantee agreement between CFC and NCSC. Pursuant to the guarantee agreement, CFC unconditionally guarantees full indemnification to NCSC for any credit losses. In addition, CFC manages the business operations of NCSC under a management agreement that automatically renews on an annual basis unless the agreement is terminated by either party.

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

Segment Results and Reconciliation

The following tables display segment results of operations for Q1 FY2026 and Q1 FY2025 , assets attributable to each segment as of August 31, 2025 and August 31, 2024 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q1 FY2026
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$444,745	$22,951	$467,696	$—	$(20,250)	$447,446
Interest expense	(376,377)	(20,342)	(396,719)	—	20,250	(376,469)
Derivative cash settlements interest income (expense)	20,294	(27)	20,267	(20,267)	—	—
Interest expense(3) (4)	(356,083)	(20,369)	(376,452)	(20,267)	20,250	(376,469)
Net interest income	88,662	2,582	91,244	(20,267)	—	70,977
Provision for credit losses	(1,587)	(502)	(2,089)	—	502	(1,587)
Net interest income after provision for credit losses	87,075	2,080	89,155	(20,267)	502	69,390
Non-interest income (loss):
Fee and other income	8,445	2,091	10,536	—	(3,461)	7,075
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	20,267	—	20,267
Derivative forward value losses	—	—	—	(52,471)	—	(52,471)
Derivative losses	—	—	—	(32,204)	—	(32,204)
Investment securities gains	1,445	—	1,445	—	—	1,445
Total non-interest income (loss)	9,890	2,091	11,981	(32,204)	(3,461)	(23,684)
Non-interest expense:
Salaries and employee benefits(3)	(19,906)	(70)	(19,976)	—	—	(19,976)
Consulting(3)	(2,608)	(42)	(2,650)	—	—	(2,650)
Depreciation and amortization(3)	(3,394)	—	(3,394)	—	—	(3,394)
Other non-interest expense(5)	(14,015)	(3,968)	(17,983)	—	2,959	(15,024)
Total non-interest expense	(39,923)	(4,080)	(44,003)	—	2,959	(41,044)
Income before income taxes	57,042	91	57,133	(52,471)	—	4,662
Income tax benefit	—	20	20	—	—	20
Net income(6)	$57,042	$111	$57,153	$(52,471)	$—	$4,682

	August 31, 2025
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$37,538,412	$1,674,517	$39,212,929	$—	$(1,660,221)	$37,552,708
Deferred loan origination costs	16,893	—	16,893	—	—	16,893
Loans to members	37,555,305	1,674,517	39,229,822	—	(1,660,221)	37,569,601
Less: Allowance for credit losses	(42,202)	(6,088)	(48,290)	—	6,088	(42,202)
Loans to members, net	37,513,103	1,668,429	39,181,532	—	(1,654,133)	37,527,399
Other assets	1,305,157	32,256	1,337,413	—	(16,094)	1,321,319
Total assets	$38,818,260	$1,700,685	$40,518,945	$—	$(1,670,227)	$38,848,718

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q1 FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$415,719	$21,986	$437,705	$—	$(19,586)	$418,119
Interest expense	(356,416)	(19,630)	(376,046)	—	19,586	(356,460)
Derivative cash settlements interest income	32,016	45	32,061	(32,061)	—	—
Interest expense(3) (4)	(324,400)	(19,585)	(343,985)	(32,061)	19,586	(356,460)
Net interest income	91,319	2,401	93,720	(32,061)	—	61,659
Provision for credit losses	(953)	(700)	(1,653)	—	700	(953)
Net interest income after provision for credit losses	90,366	1,701	92,067	(32,061)	700	60,706
Non-interest income (loss):
Fee and other income	7,074	1,647	8,721	—	(3,053)	5,668
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	32,061	—	32,061
Derivative forward value losses	—	—	—	(230,386)	—	(230,386)
Derivative losses	—	—	—	(198,325)	—	(198,325)
Investment securities gains	4,131	—	4,131	—	—	4,131
Total non-interest income (loss)	11,205	1,647	12,852	(198,325)	(3,053)	(188,526)
Non-interest expense:
Salaries and employee benefits(3)	(17,128)	(60)	(17,188)	—	—	(17,188)
Consulting(3)	(4,045)	(42)	(4,087)	—	—	(4,087)
Depreciation and amortization(3)	(2,993)	—	(2,993)	—	—	(2,993)
Other non-interest expense(5)	(11,802)	(2,893)	(14,695)	—	2,353	(12,342)
Total non-interest expense	(35,968)	(2,995)	(38,963)	—	2,353	(36,610)
Income (loss) before income taxes	65,603	353	65,956	(230,386)	—	(164,430)
Income tax benefit	—	104	104	—	—	104
Net income (loss)(6)	$65,603	$457	$66,060	$(230,386)	$—	$(164,326)

	August 31, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$35,083,150	$1,583,937	$36,667,087	$—	$(1,570,890)	$35,096,197
Deferred loan origination costs	14,675	—	14,675	—	—	14,675
Loans to members	35,097,825	1,583,937	36,681,762	—	(1,570,890)	35,110,872
Less: Allowance for credit losses	(49,679)	(6,700)	(56,379)	—	6,700	(49,679)
Loans to members, net	35,048,146	1,577,237	36,625,383	—	(1,564,190)	35,061,193
Other assets	1,414,447	28,421	1,442,868	—	(15,720)	1,427,148
Total assets	$36,462,593	$1,605,658	$38,068,251	$—	$(1,579,910)	$36,488,341
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2025 Form 10-K, as filed with the SEC on August 5, 2025. We are not aware of any material changes in the risk factors identified in our 2025 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2025 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management” in our 2025 Form 10-K.

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

Date: October 14, 2025

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Chief Accounting Officer (Principal Accounting Officer)