Form 10-Q
period 2025-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2026-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income (Loss) and TIER	3
2	Reconciliation of Net Income—Quarter	4
3	Reconciliation of Net Income (Loss)—YTD	5
4	Adjusted Net Income and Adjusted TIER	6
5	Reconciliation of Adjusted Net Income—Quarter	6
6	Reconciliation of Adjusted Net Income—YTD	7
7	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	11
8	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	14
9	Non-Interest Income (Loss)	17
10	Derivative Gains (Losses)	18
11	Comparative Swap Curves	18
12	Non-Interest Expense	19
13	Debt—Total Debt Outstanding	21
14	Debt—Member Investments	22
15	Equity	23
16	Loans—Loan Portfolio Security Profile	26
17	Loans—Loan Exposure to 20 Largest Borrowers	27
18	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	29
19	Available Liquidity	32
20	Liquidity Coverage Ratios	33
21	Committed Bank Revolving Line of Credit Agreements	35
22	Short-Term Borrowings—Funding Sources	36
23	Long-Term and Subordinated Debt—Issuances and Repayments	37
24	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	38
25	Collateral Pledged	39
26	Loans—Unencumbered Loans	39
27	Projected Long-Term Sources and Uses of Funds	40
28	Credit Ratings	41
29	Interest Rate Sensitivity Analysis	43
30	Adjusted Net Income	45
31	TIER and Adjusted TIER	45
32	Adjusted Total Debt Outstanding and Equity	46
33	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	47
34	Members’ Equity	47

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “target,” “believe,” “expect,” “forecast,” “continue,” “potential,” “opportunity,” “outlook” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, fluctuations in interest rates and market volatility, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (“2025 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

Our fiscal year begins on June 1 and ends on May 31. References to “Q2 FY2026” and “YTD FY2026” refer to three and six months ended November 30, 2025, respectively. References to “Q2 FY2025” and “YTD FY2025” refer to three and six months ended November 30, 2024, respectively.

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

Table 1: Net Income (Loss) and TIER

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	Variance	YTD FY2026	YTD FY2025	Variance
Net income (loss)	$19,558	$144,803	$(125,245)	$24,240	$(19,523)	$43,763
TIER(1)	1.05	1.41	(0.36)	1.03	0.97	0.06
__________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Table 2 below presents a reconciliation of net income between Q2 FY2026 and Q2 FY2025.

Table 2: Reconciliation of Net Income—Quarter

Q2 FY2026 versus Q2 FY2025—Key Highlights

•Net interest income increased $7 million from Q2 FY2025, driven by an increase in the net interest yield of 3 basis points, or 4%, to 0.77% and an increase in average interest-earning assets of $2,109 million, or 6%.
•We experienced a shift from gains to losses on our derivatives portfolio of $128 million. We recorded derivative losses of $19 million for Q2 FY2026, primarily attributable to declines in the short-term and longer-term swap interest rates during Q2 FY2026. In comparison, we recorded derivative gains of $109 million for Q2 FY2025, attributable to increases in the medium- and longer-term swap interest rates during Q2 FY2025.
•We recorded a shift from gains to losses on our investment securities totaling $3 million, primarily driven by period-to-period market fluctuations in fair value and lower debt security balance due to maturities.
•Operating and other expenses increased by $2 million from Q2 FY2025, driven by higher expenses recorded for salaries and employee benefits.
•We recorded a provision for credit losses of $1 million for Q2 FY2026, a slight increase from Q2 FY2025, primarily driven by an increase in the collective allowance due to the growth in our loan portfolio.
•The decrease in TIER for Q2 FY2026 compared with Q2 FY2025 was driven by the lower net income and higher interest expense. The decline in net income was primarily attributable to our derivative portfolio forward value change as discussed above.

Table 3 below presents a reconciliation of net income (loss) between YTD FY2026 and YTD FY2025.

Table 3: Reconciliation of Net Income (Loss)—YTD

YTD FY2026 versus YTD FY2025—Key Highlights

•Net interest income increased $16 million from YTD FY2025, driven by an increase in the net interest yield of 5 basis points, or 7%, to 0.76% and an increase in average interest-earning assets of $2,166 million, or 6%.
•Losses on our derivatives portfolio decreased $38 million compared to YTD FY2025. We recorded derivative losses of $51 million for YTD FY2026 compared with $89 million for YTD FY2025, driven by declines in interest rates across the entire swap curve in both periods, with the rate declines in YTD FY2026 being less pronounced than in YTD FY2025.
•Gains on our investment securities decreased $6 million from YTD FY2025, primarily driven by period-to-period market fluctuations in fair value and lower debt security balance due to maturities.
•Operating and other expenses increased by $6 million from YTD FY2025, driven by higher expenses recorded for salaries and employee benefits and other general and administrative.
•We recorded a provision for credit losses of $3 million and $2 million for YTD FY2026 and YTD FY2025, respectively, primarily driven by increases in the collective allowance due to the growth in our loan portfolio for both the periods.
•The increase in TIER for YTD FY2026 compared with YTD FY2025 was driven by the higher net income, primarily attributable to our derivative portfolio forward value change as discussed above, partially offset by an increase in interest expense during YTD FY2026.

Debt-to-Equity Ratio

The debt-to-equity ratio was 11.58 and 11.20 as of November 30, 2025 and May 31, 2025, respectively. The increase in the debt-to-equity ratio during YTD FY2026 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity. The decrease in total equity was primarily driven by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025, partially offset by our reported net income of $24 million for YTD FY2026.

Non-GAAP Adjusted Results

Adjusted Net Income and Adjusted TIER

Table 4 below shows our adjusted net income and adjusted TIER for the periods presented and the variance between these periods. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10. We provide a more detailed discussion of our non-GAAP adjusted results under the section “Consolidated Results of Operations.”

Table 4: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	Variance	YTD FY2026	YTD FY2025	Variance
Adjusted net income	$55,784	$62,171	$(6,387)	$112,937	$128,231	$(15,294)
Adjusted TIER	1.16	1.19	(0.03)	1.16	1.20	(0.04)

Table 5 below presents a reconciliation of adjusted net income between Q2 FY2026 and Q2 FY2025.

Table 5: Reconciliation of Adjusted Net Income—Quarter

Q2 FY2026 versus Q2 FY2025—Key Highlights

•Adjusted net interest income decreased by $2 million from Q2 FY2025, driven by a decrease in the adjusted net interest yield of 8 basis points, or 8%, to 0.95%, partially offset by an increase in average interest-earning assets of $2,109 million, or 6%.
•We discuss the variances in the other components above under our net income (loss) key highlights.
•The decrease in adjusted TIER for Q2 FY2026 compared with Q2 FY2025 was driven by an increase in adjusted interest expense and a decrease in adjusted net income during Q2 FY2026.

Table 6 below presents a reconciliation of adjusted net income between YTD FY2026 and YTD FY2025.

Table 6: Reconciliation of Adjusted Net Income—YTD

YTD FY2026 versus YTD FY2025—Key Highlights

•Adjusted net interest income decreased by $5 million from YTD FY2025, driven by a decrease in the adjusted net interest yield of 8 basis points, or 8%, to 0.96%, partially offset by an increase in average interest-earning assets of $2,166 million, or 6%.
•We discuss the variances in the other components above under our net income (loss) key highlights.
•The decrease in adjusted TIER for YTD FY2026 compared with YTD FY2025 was driven by an increase in adjusted interest expense and a decrease in adjusted net income during YTD FY2026.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 8.5-to-1 or below. The adjusted debt-to-equity ratio was 7.59 and 7.39 as of November 30, 2025 and May 31, 2025, respectively. The increase in the adjusted debt-to-equity ratio during YTD FY2026 was primarily due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio.

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

Loans to members totaled $37,842 million as of November 30, 2025, an increase of $762 million, or 2%, from May 31, 2025, reflecting net increases in long-term and line of credit loans of $582 million and $180 million, respectively. Our loan portfolio composition remained largely unchanged from May 31, 2025 with 78% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, 2% to NCSC telecom borrowers, and 1% to CFC statewide and associate borrowers as of November 30, 2025.

The overall credit quality of our loan portfolio remained strong as of November 30, 2025. We had no loan charge-offs during YTD FY2026 and YTD FY2025. We had one loan totaling $24 million and $26 million classified as nonperforming as of November 30, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during YTD FY2026. Subsequent to the quarter ended November 30, 2025, we received an $11 million payment on this nonperforming loan which reduced its outstanding balance to $13 million.

Our allowance for credit losses was $43 million as of November 30, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to an increase in the collective allowance primarily driven by the growth in our loan portfolio. Our allowance coverage ratio remained steady at 0.11% as of both November 30, 2025 and May 31, 2025.

Financing and Liquidity

Total debt outstanding increased $827 million, or 2%, to $35,596 million as of November 30, 2025, primarily due to borrowings to fund the increase in loans to our members. During YTD FY2026, we issued unsecured long-term dealer medium-term notes totaling $1,725 million, of which $700 million was at a fixed interest rate of 4.15% with a term of three years and $1,025 million was at floating interest rates with an average term of 15 months. In November 2025, we priced a $600 million private placement of fixed-to-fixed reset rate subordinated notes due 2056, consisting of two tranches: $150 million notes that are noncallable for five years and $450 million notes that are noncallable for ten years. We intend to fund $150 million in the third quarter and the remaining $450 million in the fourth quarter of our fiscal year ended May 31, 2026. Subsequent to the quarter ended November 30, 2025, we issued an aggregate principal amount of dealer medium-term notes totaling $1,050 million at an average fixed interest rate of 4.08% with an average term of three years and borrowed $250 million in long-term notes payable under our revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).

On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. During YTD FY2026, Fitch Ratings (“Fitch”) and S&P Global Inc. (“S&P”) affirmed CFC’s credit ratings and stable outlook.

In September 2025, we executed a commitment letter for the guarantee by RUS of an additional $450 million loan facility from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the Guaranteed Underwriter Program.

In October 2025, we redeemed $50 million in principal amount of our $300 million subordinated deferrable debt due 2043 (the “2043 Notes”), at par plus accrued interest. In December 2025, we redeemed the remaining $250 million of the 2043 Notes at par plus accrued interest.

On November 12, 2025, we amended our three-year and four-year committed bank revolving line of credit agreements to extend the maturity date of each facility by one year and to increase the total commitments by $200 million, resulting in a total commitment amount under the two facilities of $3,500 million.

Our available liquidity consists of cash and cash equivalents, investments in debt securities, availability under committed bank revolving line of credit agreements, committed loan facilities under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), and a revolving note purchase agreement with Farmer Mac. As of November 30, 2025, our available liquidity totaled $7,975 million and was $2,515 million less than our total scheduled debt obligations over the next 12 months of $10,490 million, of which $3,358 million, or 32%, represented member short-term investments. In addition to our existing available liquidity, we expect to receive $1,849 million from scheduled long-term loan principal payments over the next 12 months.

We believe we can continue to roll over our member short-term investments based on our expectation that our members will continue to reinvest their excess cash primarily in short-term investment products offered by CFC. Our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,250 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2025 was $843 million in excess of, or 1.1 times over, our total $7,132 million scheduled debt obligations over the next 12 months, excluding member short-term investments.

Outlook

Macroeconomic Outlook

Following its meeting held in December 2025, the Federal Open Market Committee (“FOMC”) of the Federal Reserve cut its target range for the federal funds rate by 25 basis points to 3.50%–3.75%. The FOMC reaffirmed its strong commitment to supporting maximum employment and returning inflation to the 2 percent level. It also noted that reserve balances have declined to ample levels and indicated that it will initiate purchases of shorter-term U.S. Treasury securities as necessary to maintain an adequate supply of reserves on an ongoing basis.

The Federal Reserve’s December 2025 median projection for the annual growth rate of real gross domestic product (“GDP”) in 2026 is 2.3%, up from 1.8% in its September 2025 projection. The median projection for Personal Consumption Expenditures (“PCE”) inflation in 2026 has declined to 2.4% from 2.6% previously. The U.S. unemployment rate in 2026 is projected to average 4.4%, unchanged from its September projection.

Federal funds futures markets anticipate two additional 25 basis point rate cuts in calendar year 2026: one in the second quarter and another in the third quarter. If these rate cuts occur as expected, the federal funds target rate would decline to a range of 3.00%–3.25% by the end of 2026. Overall the market expects short-term interest rates to decline, with a steepening yield curve ahead.

Projected Reported Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended November 30, 2025. See “Market Risk—Interest Rate Risk Assessment” in this Report for additional information.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•An increase in our adjusted net interest income and a slight increase in our adjusted net interest yield over the next 12 months relative to the 12-month period ended November 30, 2025, primarily driven by an increase in interest-earning assets due to projected loan growth and by projected lower adjusted average cost of funding. The projected lower adjusted average cost of funding is driven by the expected decrease in the variable rate debt cost, partially offset by lower expected average yield earned on our interest rate swaps derivative cash settlements and by lower-cost long-term debt maturing in the near term that will need to be refinanced at a forecasted higher interest rate. See “Market Risk—Interest Rate Risk Assessment” in this Report for additional information.
•A decrease in our adjusted net income over the next 12 months, primarily due to an increase in projected operating expenses.
•A slight decrease in adjusted TIER over the next 12 months, primarily attributable to increases in projected adjusted interest expense and operating expenses.
•An increase in our adjusted debt-to-equity ratio, primarily due to the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains (losses) from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 14 years as of November 30, 2025, the unrealized periodic derivative forward value gains (losses) are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

Based on our current forecast assumptions, we anticipate net loan growth of $2,095 million over the next 12 months. Historically, line of credit loans activity has been fairly unpredictable due to the short-term and dynamic usage patterns of these facilities. Our baseline forecast scenario takes into account known likely near-term activity as well as historical analysis.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q2 FY2026 and Q2 FY2025, and between YTD FY2026 and YTD FY2025. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of November 30, 2025 and May 31, 2025. You should read these sections together with our “Executive Summary—Outlook” in this Report where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 7 presents average balances for Q2 FY2026, Q2 FY2025, YTD FY2026 and YTD FY2025, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 7 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements income (expense) in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Table 7: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q2 FY2026			Q2 FY2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$31,630,812	$360,790	4.58%	$30,663,486	$341,595	4.47%
Long-term variable-rate loans	1,280,315	18,312	5.74	890,552	14,999	6.76
Line of credit loans	4,584,362	65,705	5.75	3,594,857	59,918	6.69
Other, net(2)	—	(563)	—	—	(488)	—
Total loans	37,495,489	444,244	4.75	35,148,895	416,024	4.75
Cash, time deposits and investment securities	221,849	1,430	2.59	459,876	3,853	3.36
Total interest-earning assets	$37,717,338	$445,674	4.74%	$35,608,771	$419,877	4.73%
Other assets, less allowance for credit losses(3)	1,114,788			1,048,600
Total assets(3)	$38,832,126			$36,657,371

Liabilities:
Commercial paper	$2,672,242	$28,171	4.23%	$1,737,639	$21,687	5.01%
Other short-term borrowings	1,824,911	17,805	3.91	1,702,857	20,560	4.84
Short-term borrowings(4)	4,497,153	45,976	4.10	3,440,496	42,247	4.93
Medium-term notes	11,299,768	134,434	4.77	10,365,137	120,679	4.67
Collateral trust bonds(5)	6,773,746	69,054	4.09	7,088,811	69,905	3.96
Guaranteed Underwriter Program notes payable	6,348,402	52,750	3.33	6,288,254	50,515	3.22
Farmer Mac notes payable	3,730,501	37,021	3.98	3,536,128	36,266	4.11
Other(6)	7,195	91	5.07	3,904	58	5.96
Subordinated deferrable debt	1,324,668	21,377	6.47	1,286,923	21,518	6.71
Subordinated certificates	1,151,734	12,963	4.51	1,196,168	13,255	4.44
Total interest-bearing liabilities	$35,133,167	$373,666	4.27%	$33,205,821	$354,443	4.28%
Other liabilities(3)	617,101			580,434
Total liabilities(3)	35,750,268			33,786,255
Total equity(3)	3,081,858			2,871,116
Total liabilities and equity(3)	$38,832,126			$36,657,371
Net interest spread(7)			0.47%			0.45%
Impact of non-interest bearing funding(8)			0.30			0.29
Net interest income/net interest yield(9)		$72,008	0.77%		$65,434	0.74%

Adjusted net interest income/adjusted net interest yield:
Interest income		$445,674	4.74%		$419,877	4.73%
Interest expense		373,666	4.27		354,443	4.28
Add: Net periodic derivative cash settlements interest income(10)		(17,585)	(1.00)		(26,406)	(1.46)
Adjusted interest expense/adjusted average cost(11)		$356,081	4.07%		$328,037	3.96%
Adjusted net interest spread(7)			0.67			0.77
Impact of non-interest bearing funding(8)			0.28			0.26
Adjusted net interest income/adjusted net interest yield(12)		$89,593	0.95%		$91,840	1.03%

	YTD FY2026			YTD FY2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$31,520,259	$718,218	4.54%	$30,609,005	$679,203	4.43%
Long-term variable-rate loans	1,239,974	36,375	5.85	881,523	30,733	6.95
Line of credit loans	4,645,011	136,332	5.85	3,540,305	121,746	6.86
Other, net(2)	—	(1,109)	—	—	(958)	—
Total loans	37,405,244	889,816	4.74	35,030,833	830,724	4.73
Cash and investment securities	241,535	3,304	2.73	449,945	7,272	3.22
Total interest-earning assets	$37,646,779	$893,120	4.73%	$35,480,778	$837,996	4.71%
Other assets, less allowance for credit losses(3)	1,141,277			1,141,569
Total assets(3)	$38,788,056			$36,622,347

Liabilities:
Commercial paper	$2,769,005	$60,654	4.37%	$1,885,447	$49,712	5.26%
Other short-term borrowings	1,777,150	35,648	4.00	1,696,942	42,518	5.00
Short-term borrowings(4)	4,546,155	96,302	4.23	3,582,389	$92,230	5.14
Medium-term notes	11,025,354	263,802	4.77	10,095,697	234,088	4.62
Collateral trust bonds(5)	6,835,069	139,223	4.06	6,938,657	135,542	3.90
Guaranteed Underwriter Program notes payable	6,388,627	106,645	3.33	6,344,215	102,873	3.23
Farmer Mac notes payable	3,748,406	74,688	3.97	3,628,885	76,203	4.19
Other(6)	7,218	184	5.08	3,513	102	5.79
Subordinated deferrable debt	1,327,646	43,048	6.47	1,286,900	43,256	6.70
Subordinated certificates	1,167,472	26,243	4.48	1,196,552	26,609	4.44
Total interest-bearing liabilities	$35,045,947	$750,135	4.27%	$33,076,808	$710,903	4.29%
Other liabilities(3)	656,976			635,811
Total liabilities(3)	35,702,923			33,712,619
Total equity(3)	3,085,133			2,909,728
Total liabilities and equity(3)	$38,788,056			$36,622,347
Net interest spread(7)			0.46%			0.42%
Impact of non-interest bearing funding(8)			0.30			0.29
Net interest income/net interest yield(9)		$142,985	0.76%		$127,093	0.71%

Adjusted net interest income/adjusted net interest yield:
Interest income		$893,120	4.73%		$837,996	4.71%
Interest expense		750,135	4.27		710,903	4.29
Add: Net periodic derivative cash settlements interest income(10)		(37,852)	(1.06)		(58,467)	(1.59)
Adjusted interest expense/adjusted average cost(11)		$712,283	4.05%		$652,436	3.93%
Adjusted net interest spread(7)			0.68			0.78
Impact of non-interest bearing funding(8)			0.28			0.26
Adjusted net interest income/adjusted net interest yield(12)		$180,837	0.96%		$185,560	1.04%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 7 consist of commercial paper, select notes, and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other are reported in the respective category for presentation purposes in Table 7. The period-end amounts reported as short-term borrowings on our consolidated balance sheets, which are excluded from the calculation of average short-term borrowings presented in Table 7, totaled $440 million and $486 million as of November 30, 2025 and November 30, 2024, respectively.
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
(10)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $7,088 million and $7,270 million for Q2 FY2026 and Q2 FY2025, respectively. The average outstanding notional amount of interest rate swaps was $7,153 million and $7,332 million for YTD FY2026 and YTD FY2025, respectively.
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

Table 8 displays the change in net interest income between periods and the extent to which the variance for each category of interest-earning assets and interest-bearing liabilities is attributable to (i) changes in volume, which represents the change in the average balances of our interest-earning assets and interest-bearing liabilities or volume, and (ii) changes in the rate, which represents the change in the average interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 8: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q2 FY2026	versus	Q2 FY2025	YTD FY2026	versus	YTD FY2025
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$19,195	$10,776	$8,419	$39,015	$20,220	$18,795
Long-term variable-rate loans	3,313	6,565	(3,252)	5,642	12,497	(6,855)
Line of credit loans	5,787	16,493	(10,706)	14,586	37,989	(23,403)
Other, net	(75)	—	(75)	(151)	—	(151)
Total loans	28,220	33,834	(5,614)	59,092	70,706	(11,614)
Cash and investment securities	(2,423)	(1,994)	(429)	(3,968)	(3,368)	(600)
Total interest income	25,797	31,840	(6,043)	55,124	67,338	(12,214)

Interest expense:
Commercial paper	6,484	11,665	(5,181)	10,942	23,296	(12,354)
Other short-term borrowings	(2,755)	1,474	(4,229)	(6,870)	2,010	(8,880)
Short-term borrowings	3,729	13,139	(9,410)	4,072	25,306	(21,234)
Medium-term notes	13,755	10,882	2,873	29,714	21,556	8,158
Collateral trust bonds	(851)	(3,107)	2,256	3,681	(2,024)	5,705
Guaranteed Underwriter Program notes payable	2,235	483	1,752	3,772	720	3,052
Farmer Mac notes payable	755	1,993	(1,238)	(1,515)	2,510	(4,025)
Other	33	49	(16)	82	108	(26)
Subordinated deferrable debt	(141)	631	(772)	(208)	1,370	(1,578)
Subordinated certificates	(292)	(492)	200	(366)	(647)	281
Total interest expense	19,223	23,578	(4,355)	39,232	48,899	(9,667)
Net interest income	$6,574	$8,262	$(1,688)	$15,892	$18,439	$(2,547)

Adjusted net interest income:
Interest income	$25,797	$31,840	$(6,043)	$55,124	$67,338	$(12,214)
Interest expense	19,223	23,578	(4,355)	39,232	48,899	(9,667)
Net periodic derivative cash settlements interest income(2)	8,821	663	8,158	20,615	1,428	19,187
Adjusted interest expense(3)	28,044	24,241	3,803	59,847	50,327	9,520
Adjusted net interest income(3)	$(2,247)	$7,599	$(9,846)	$(4,723)	$17,011	$(21,734)
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

Reported Net Interest Income

Reported net interest income of $72 million for Q2 FY2026 increased $7 million from Q2 FY2025, driven by the combined impact of an increase in the net interest yield of 3 basis points, or 4%, to 0.77%, and an increase in average interest-earning assets of $2,109 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of $2,109 million, or 6%, was attributable to a growth in average total loans of $2,347, or 7%, partially offset by a decrease of $238 million in our average total investments, which include cash and investment securities. The average loans increase was driven by increases in average line of credit loans of $990 million, average long-term fixed-rate loans of $967 million and average long-term variable-rate loans of $390 million as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans between Q2 FY2026 and Q2 FY2025 was also attributable to additional borrowings under emergency line of credit loans by our members, primarily for recovery costs for Hurricane Helene, which impacted the Southeastern United States in September 2024.

•Net Interest Yield: The increase in the net interest yield of 3 basis points, or 4%, was primarily attributable to an increase in the average yield on interest-earning assets of 1 basis point to 4.74%, an increase in the benefit from non-interest bearing funding of 1 basis point to 0.30%, and a decrease in our average cost of borrowings of 1 basis point to 4.27%. The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets, while the interest rates for variable-rate and line of credit loans decreased due to the federal funds rate cuts since November 30, 2024. The decrease in our average cost of borrowings was driven by the lower average cost of our short-term borrowings and variable-rate long-term debt due to the federal funds rate cuts since November 30, 2024, partially offset by fixed-rate long-term debt issued at higher interest rates since November 30, 2024.

Reported net interest income of $143 million for YTD FY2026 increased $16 million from YTD FY2025, driven by the combined impact of an increase in the net interest yield of 5 basis points, or 7%, to 0.76%, and an increase in average interest-earning assets of $2,166 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of $2,166 million, or 6%, was attributable to a growth in average total loans of $2,374 million, or 7%, partially offset by a decrease of $208 million in our average total investments, which include cash and investment securities. The average loans increase was driven by increases in average line of credit loans of $1,105 million, average long-term fixed-rate loans of $911 million and average long-term variable-rate loans of $358 million as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in line of credit loans between YTD FY2026 and YTD FY2025 was also attributable to additional borrowings under emergency line of credit loans by our members, primarily for recovery costs for Hurricane Helene, which impacted the Southeastern United States in September 2024.

•Net Interest Yield: The increase in the net interest yield of 5 basis points, or 7%, was primarily attributable to an increase in the average yield on interest-earning assets of 2 basis points to 4.73%, an increase in the benefit from non-interest bearing funding of 1 basis point to 0.30%, and a decrease in our average cost of borrowings of 2 basis points to 4.27%. The increase in average yields on long-term fixed-rate loans was the primary driver for the increase in the average yield on interest-earning assets, while the interest rates for variable-rate and line of credit loans decreased due to the federal funds rate cuts since November 30, 2024. The decrease in our average cost of borrowings was driven by the lower average cost of our short-term borrowings and variable-rate long-term debt due to the federal funds rate cuts since November 30, 2024, partially offset by fixed-rate long-term debt issued at higher interest rates since November 30, 2024.

Adjusted Net Interest Income

Adjusted net interest income of $90 million for Q2 FY2026 decreased $2 million from Q2 FY2025, driven by a decrease in the adjusted net interest yield of 8 basis points, or 8%, to 0.95%, partially offset by an increase in average interest-earning assets of $2,109 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was primarily driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 8 basis points, or 8%, was attributable to an increase in our adjusted average cost of borrowings of 11 basis points to 4.07%, which was partially offset by the combined impact of an increase in the average yield on interest-earning assets of 1 basis point to 4.74% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.28%. We discussed above the primary drivers for the increase in the average yield on interest-earning assets and the decrease in the average cost of borrowings. However, the primary driver of the increase in adjusted average cost of borrowings in Q2 FY2026 compared with Q2 FY2025 was the lower average yield earned on our interest rate swaps derivative cash settlements in Q2 FY2026 as discussed below.

Adjusted net interest income of $181 million for YTD FY2026 decreased $5 million from YTD FY2025, driven by a decrease in the adjusted net interest yield of 8 basis points, or 8%, to 0.96%, partially offset by an increase in average interest-earning assets of $2,166 million, or 6%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was primarily driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 8 basis points, or 8%, was attributable to an increase in our adjusted average cost of borrowings of 12 basis points to 4.05%, which was partially offset by the combined impact of an increase in the average yield on interest-earning assets of 2 basis points to 4.73% and an increase in the benefit from non-interest bearing funding of 2 basis points to 0.28%. We discussed above the primary drivers for the increase in the average yield on interest-earning assets and the decrease in the average cost of borrowings. However, the primary driver of the increase in adjusted average cost of borrowings in YTD FY2026 compared with YTD FY2025 was the lower average yield earned on our interest rate swaps derivative cash settlements in YTD FY2026 as discussed below.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest amount received each period. When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease. We recorded net periodic derivative cash settlements interest income of $18 million for Q2 FY2026 compared with $26 million for Q2 FY2025, and net periodic derivative cash settlements interest income of $38 million for YTD FY2026 compared with $58 million for YTD FY2025. The decreases for both the quarterly and year-to-date periods primarily reflected lower net interest rates received on our pay-fixed swaps during the current periods compared to the prior-year periods, due to the federal funds rate cuts since November 30, 2024.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision for Credit Losses

Our provision for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses increased to $43 million as of November 30, 2025, compared with $41 million as of May 31, 2025. Our allowance coverage ratio remained steady at 0.11% as of both November 30, 2025 and May 31, 2025

We recorded a provision for credit losses of $1 million for both Q2 FY2026 and Q2 FY2025, and a provision for credit losses of $3 million and $2 million for YTD FY2026 and YTD FY2025, respectively. The provision for credit losses was driven primarily from increases in the collective allowance due to the growth in our loan portfolio for both the quarterly and year-to-date periods.

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

Table 9 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 9: Non-Interest Income (Loss)

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Non-interest income (loss) components:
Fee and other income	$6,687	$5,424	$13,762	$11,092
Derivative gains (losses)	(18,641)	109,038	(50,845)	(89,287)
Investment securities gains (losses)	(1,027)	2,097	418	6,228
Total non-interest income (loss)	$(12,981)	$116,559	$(36,665)	$(71,967)

The variances in non-interest income (loss) were primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced a shift from gains to losses recorded on our debt and equity investment securities of $3 million for Q2 FY2026, compared with Q2 FY2025, and a decrease in gains on these investment securities of $6 million for YTD FY2026, compared with YTD FY2025. The variances for the quarterly and year-to-date periods were driven by period-to-period market fluctuations in fair value and lower debt security balance due to maturities. We expect period-to-period market fluctuations in the fair value of our equity and debt investment securities, which we report together with realized gains and losses from the sale of investment securities in our consolidated statements of operations.

Derivative Gains (Losses)

As of November 30, 2025 and May 31, 2025, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with benchmark variable rate for the floating rate payments based on daily compounded Secured Overnight Financing Rate (“SOFR”). Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2025 and May 31, 2025.

The total notional amount for our interest rate swaps was $6,736 million and $7,252 million as of November 30, 2025 and May 31, 2025, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 80% of the outstanding notional amount as of both November 30, 2025 and May 31, 2025. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of November 30, 2025, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and one year, respectively, compared with 16 years and two years, respectively, as of May 31, 2025.

Table 10 presents the components of net derivative gains (losses) recorded in our consolidated statements of operations. Derivative cash settlements interest income (expense) represents the net periodic contractual interest amount for our interest rate swaps during the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the applicable reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 10: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Derivative gains (losses) attributable to:
Derivative cash settlements interest income(1)	$17,585	$26,406	$37,852	$58,467
Derivative forward value gain (losses)	(36,226)	82,632	(88,697)	(147,754)
Derivative gains (losses)	$(18,641)	$109,038	$(50,845)	$(89,287)
___________________________
(1) During Q2 FY2026, in connection with the redemption of the 2043 Notes, we terminated $300 million in notional amount of our pay-fixed interest rate swaps hedging the 2043 Notes. The termination resulted in an immaterial amount of settlement gains recorded in derivative gains (losses) in our consolidated statements of operations. See “Note 8—Subordinated Deferrable Debt” for details on the redemption of the 2043 Notes.

We recorded derivative losses of $19 million for Q2 FY2026, primarily attributable to declines in the short-term and longer-term swap interest rates during Q2 FY2026. In comparison, we recorded derivative gains of $109 million for Q2 FY2025, primarily attributable to increases in the medium- and longer-term swap interest rates during Q2 FY2025.

We recorded derivative losses of $51 million for YTD FY2026 compared with $89 million for YTD FY2025, driven by declines in interest rates across the entire swap curve in both periods, with the rate declines in YTD FY2026 being less pronounced than in YTD FY2025.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 11 below.

Comparative Swap Curves

Table 11 provides comparative swap curves as of November 30, 2025, August 31, 2025, May 31, 2025, November 30, 2024, August 31, 2024 and May 31, 2024.

Table 11: Comparative Swap Curves

5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
5.33%
4.67%
4.19%
3.95%
3.71%
4.69%
3.40%
3.21%
3.29%
3.28%
4.47%
4.00%
3.74%
3.71%
3.57%
4.32%
3.68%
3.60%
3.86%
4.04%
4.16%
3.38%
3.32%
3.68%
4.07%
3.90%
3.39%
3.40%
3.67%
3.95%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Nov 30, 2025
Aug 31, 2025
May 31, 2025
Nov 30, 2024
Aug 31, 2024
May 31, 2024

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2025 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses and other miscellaneous expenses. Table 12 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 12: Non-Interest Expense

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Non-interest expense components:
Salaries and employee benefits	$(19,262)	$(17,439)	$(39,238)	$(34,627)
Other general and administrative expenses	(18,221)	(18,488)	(39,014)	(37,592)
Operating expenses	(37,483)	(35,927)	(78,252)	(72,219)
Other non-interest expense	(759)	(247)	(1,034)	(565)
Total non-interest expense	$(38,242)	$(36,174)	$(79,286)	$(72,784)

Non-interest expense increased $2 million for Q2 FY2026, or 6%, from Q2 FY2025, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, and information technology, partially offset by lower consulting expense. Non-interest expense increased $7 million for YTD FY2026, or 9%, from YTD FY2025, primarily attributable to an increase in operating expenses, driven by higher expenses recorded for salaries and employee benefits, member relations, information technology, and depreciation and amortization, partially offset by lower consulting expense.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of less than $1 million for Q2 FY2026 compared with a net income attributable to noncontrolling interests of less than $1 million for Q2 FY2025. We recorded a net loss attributable to noncontrolling interests of less than $1 million for both YTD FY2026 and YTD FY2025. The net income (loss) attributable to noncontrolling interests represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased $782 million, or 2%, to $39,107 million as of November 30, 2025 compared with May 31, 2025, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of $811 million, or 2%, to $36,033 million as of November 30, 2025 compared with May 31, 2025, largely due to the issuances of debt to fund the growth in our loan portfolio. Total equity decreased $29 million to $3,074 million as of November 30, 2025, primarily attributable to the CFC Board of Directors’ authorized patronage capital retirement of $53 million in YTD FY2026, partially offset by our reported net income of $24 million for the period.

Below is a discussion of changes in the major components of our assets and liabilities during YTD FY2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

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

Loans Outstanding

Loans to members totaled $37,842 million and $37,080 million as of November 30, 2025 and May 31, 2025, respectively. Loans to CFC distribution and power supply borrowers accounted for 94% and 95% of total loans to members as of November 30, 2025 and May 31, 2025, respectively. The increase in loans to members of $762 million, or 2%, from May 31, 2025, was primarily attributable to net increases in long-term and line of credit loans of $582 million and $180 million, respectively. We experienced increases in CFC distribution loans, CFC power supply loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $428 million, $237 million, $9 million, $68 million and $19 million, respectively during YTD FY2026.

Long-term loan advances totaled $1,412 million during YTD FY2026, of which approximately 97% was provided to members for capital expenditures, 1% was provided for bridge financing, 1% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. In comparison, long-term loan advances totaled $1,281 million during YTD FY2025, of which approximately 95% was provided to members for capital expenditures, 4% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes. Of the $1,412 million total long-term loans advanced during YTD FY2026, $1,160 million were fixed-rate loan advances with a weighted average fixed-rate term of seven years. In comparison, of the $1,281 million total long-term loans advanced during YTD FY2025, $1,162 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $3,505 million as of November 30, 2025, from approximately $3,441 million as of May 31, 2025. Although we expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities, their investment in broadband projects has slowed down in the recent years and is expected to increase at a slower rate.

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

Debt Outstanding

Table 13 displays the composition, by product type, of our outstanding debt as of November 30, 2025 and May 31, 2025. Table 13 also displays the composition of our debt based on several additional selected attributes.

Table 13: Debt—Total Debt Outstanding

(Dollars in thousands)	November 30, 2025	May 31, 2025	Change
Debt product type:
Commercial paper:
Members, at par	$1,061,495	$785,608	$275,887
Dealer, net of discounts	2,457,142	2,206,451	250,691
Total commercial paper	3,518,637	2,992,059	526,578
Select notes to members	1,437,847	1,304,240	133,607
Daily liquidity fund notes to members	418,830	343,916	74,914
Medium-term notes:
Members, at par	818,875	870,849	(51,974)
Dealer(1)	10,444,505	9,611,038	833,467
Total medium-term notes	11,263,380	10,481,887	781,493
Collateral trust bonds(1)(2)	6,496,486	6,895,702	(399,216)
Guaranteed Underwriter Program notes payable	6,297,899	6,456,852	(158,953)
Farmer Mac notes payable	3,719,828	3,780,461	(60,633)
Subordinated deferrable debt(1)	1,306,608	1,329,485	(22,877)
Members’ subordinated certificates:
Membership subordinated certificates	627,266	628,637	(1,371)
Loan and guarantee subordinated certificates	262,625	309,914	(47,289)
Member capital securities	246,697	246,163	534
Total members’ subordinated certificates	1,136,588	1,184,714	(48,126)
Total debt outstanding	$35,596,103	$34,769,316	$826,787

Security type:
Secured debt	46%	49%
Unsecured debt	54	51
Total	100%	100%

Funding source:
Members	14%	13%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	18	18
Farmer Mac notes payable	10	11
Total other non-capital markets	28	29
Capital markets	58	58
Total	100%	100%

Interest rate type:
Fixed-rate debt	77%	81%
Variable-rate debt	23	19
Total	100%	100%

Interest rate type including swaps impact:
Fixed-rate debt(3)	88%	94%
Variable-rate debt(4)	12	6
Total	100%	100%

Maturity classification:(5)
Short-term borrowings	16%	15%
Long-term and subordinated debt(6)	84	85
Total	100%	100%
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding increased $827 million, or 2%, to $35,596 million as of November 30, 2025 compared with May 31, 2025, due to borrowings to fund the increase in loans to members. We provide additional information on our financing activities during YTD FY2026 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 14 displays member debt outstanding, by product type, as of November 30, 2025 and May 31, 2025.

Table 14: Debt—Member Investments

	November 30, 2025		May 31, 2025		Change
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$1,061,495	30%	$785,608	26%	$275,887
Select notes	1,437,847	100	1,304,240	100	133,607
Daily liquidity fund notes	418,830	100	343,916	100	74,914
Medium-term notes	818,875	7	870,849	8	(51,974)
Members’ subordinated certificates	1,136,588	100	1,184,714	100	(48,126)
Total member investments	$4,873,635		$4,489,327		$384,308

Percentage of total debt outstanding	14%		13%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 14% and 13% of total debt outstanding as of November 30, 2025 and May 31, 2025, respectively. Over the last twelve fiscal quarters, our member investments, including both short-term and long-term investments, have averaged $4,813 million, calculated based on outstanding member investments as of the end of each fiscal quarter.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,815 million as of November 30, 2025, from $5,091 million as of May 31, 2025, primarily driven by an increase in outstanding dealer commercial paper of $251 million and an increase in short-term member investments of $473 million during YTD FY2026. Short-term borrowings accounted for 16% and 15% of total debt outstanding as of November 30, 2025 and May 31, 2025, respectively.

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

Long-term and subordinated debt was $29,781 million as of November 30, 2025, compared with $29,678 million as of May 31, 2025. The increase primarily reflects the issuances of $1,738 million in dealer medium-term notes, partially offset by $906 million in repayments. The balance was further reduced by aggregate repayments of $628 million on secured debt, including notes payable under the Guaranteed Underwriter Program, notes payable under the Farmer Mac revolving purchase agreement, and collateral trust bonds, as well as net repayments of $71 million on subordinated deferrable debt and members’ subordinated certificates during YTD FY2026. Long-term and subordinated debt accounted for 84% and 85% of total debt outstanding as of November 30, 2025 and May 31, 2025, respectively.

We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 15 presents the components of total CFC equity and total equity as of November 30, 2025 and May 31, 2025.

Table 15: Equity

(Dollars in thousands)	November 30, 2025	May 31, 2025
Equity components:
Membership fees and educational fund:
Membership fees	$967	$966
Educational fund	1,972	2,658
Total membership fees and educational fund	2,939	3,624
Patronage capital allocated	895,548	948,526
Members’ capital reserve	1,631,609	1,631,609
Total allocated equity	2,530,096	2,583,759
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215
Year-to-date derivative forward value losses(1)	(88,560)	(104,552)
Period-end cumulative derivative forward value gains(1)	413,103	501,663
Other unallocated net income (loss)	112,214	(709)
Unallocated net income	525,317	500,954
CFC retained equity	3,055,413	3,084,713
Accumulated other comprehensive loss	(2,233)	(2,236)
Total CFC equity	3,053,180	3,082,477
Noncontrolling interests	20,864	20,989
Total equity	$3,074,044	$3,103,466
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. We present the consolidated total derivative forward value gains (losses) in Table 32 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 14—Business Segments” in this Report for the statements of operations for CFC.

The decrease in total equity of $29 million to $3,074 million as of November 30, 2025 compared with May 31, 2025 was attributable primarily to the CFC Board of Directors’ authorized patronage capital retirement of $53 million in YTD FY2026, partially offset by our reported net income of $24 million for the period.

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 84% and 85% of total loans outstanding as of November 30, 2025 and May 31, 2025, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 16 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of November 30, 2025 and May 31, 2025. Of our total loans outstanding, 89% were secured as of both November 30, 2025 and May 31, 2025.

Table 16: Loans—Loan Portfolio Security Profile

	November 30, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,889,038	91%	$2,801,676	9%	$29,690,714
Power supply	4,920,955	80	1,211,256	20	6,132,211
Statewide and associate	242,879	93	17,167	7	260,046
Total CFC	32,052,872	89	4,030,099	11	36,082,971
NCSC:
Electric	1,142,264	100	4,743	—	1,147,007
Telecom	566,912	95	27,834	5	594,746
Total NCSC	1,709,176	98	32,577	2	1,741,753
Total loans outstanding(1)	$33,762,048	89	$4,062,676	11	$37,824,724

Loan type:
Long-term loans:
Fixed rate	$31,651,206	100%	$111,403	—%	$31,762,609
Variable rate	1,008,632	76	320,557	24	1,329,189
Total long-term loans	32,659,838	99	431,960	1	33,091,798
Line of credit loans	1,102,210	23	3,630,716	77	4,732,926
Total loans outstanding(1)	$33,762,048	89	$4,062,676	11	$37,824,724

	May 31, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,376,425	90%	$2,886,070	10%	$29,262,495
Power supply	4,771,255	81	1,124,245	19	5,895,500
Statewide and associate	238,596	95	12,729	5	251,325
Total CFC	31,386,276	89	4,023,044	11	35,409,320
NCSC:
Electric	1,064,125	99	14,638	1	1,078,763
Telecom	561,132	98	14,333	2	575,465
Total NCSC	1,625,257	98	28,971	2	1,654,228
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548

Loan type:
Long-term loans:
Fixed rate	$31,269,102	100%	$119,211	—%	$31,388,313
Variable rate	911,573	81	210,677	19	1,122,250
Total long-term loans	32,180,675	99	329,888	1	32,510,563
Line of credit loans	830,858	18	3,722,127	82	4,552,985
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $18 million and $16 million as of November 30, 2025 and May 31, 2025, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $37,230 million and $36,488 million as of November 30, 2025 and May 31, 2025, respectively, and represented 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $100 million and $105 million as of November 30, 2025 and May 31, 2025, respectively.

Single-Obligor Concentration

Table 17 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of November 30, 2025 and May 31, 2025. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of both November 30, 2025 and May 31, 2025. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2025 and May 31, 2025.

Table 17: Loans—Loan Exposure to 20 Largest Borrowers

	November 30, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$5,017,011	14%	$5,054,345	14%
Power supply	1,930,455	5	1,926,448	5
Total CFC	6,947,466	19	6,980,793	19
NCSC Electric	163,397	—	168,063	—
Total loan exposure to 20 largest borrowers	7,110,863	19	7,148,856	19
Less: Loans covered under Farmer Mac standby purchase commitment(1)	(181,101)	(1)	(155,078)	—
Net loan exposure to 20 largest borrowers	$6,929,762	18%	$6,993,778	19%
____________________________
(1)We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. See “Note 4—Loans” in this Report for additional information on this agreement with Farmer Mac.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 913, located in 49 states and the District of Columbia as of November 30, 2025, compared with 899 borrowers located in 49 states as of May 31, 2025, of which 51 and 50 were electric power supply borrowers as of each respective date. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas had the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state with loans totaling $6,048 million and $5,987 million, net of the loans covered by the Farmer Mac standby repurchase agreement, as of November 30, 2025 and May 31, 2025, respectively, which represented approximately 16% of total loans outstanding as of each period. See “Note 4—Loans” in this Report for additional information on the Texas-based number of borrowers and loans outstanding.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonperforming loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of November 30, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during YTD FY2026 and YTD FY2025.

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

We had a loan to one CFC electric power supply borrower of $24 million and $26 million classified as nonperforming, which represented 0.06% and 0.07% of total loans outstanding as of November 30, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during YTD FY2026. Subsequent to the quarter ended November 30, 2025, we received an $11 million payment on this nonperforming loan which reduced its outstanding balance to $13 million.

Net Charge-Offs

We had no charge-offs during YTD FY2026 and YTD FY2025. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility loan portfolios since fiscal year 2013, and in our telecommunications loan portfolios since fiscal year 2017.

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

Criticized loans totaled $231 million and $219 million as of November 30, 2025 and May 31, 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $12 million in criticized loans was primarily driven by a net increase of $14 million in loans outstanding in the special mention category, partially offset by a $2 million payment received from a CFC electric power supply borrower in the doubtful category during YTD FY2026. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2025 and May 31, 2025.

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

Table 18 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of November 30, 2025 and May 31, 2025 and the allowance components as of each date.

Table 18: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	November 30, 2025			May 31, 2025
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$29,690,714	$20,102	0.07%	$29,262,495	$18,473	0.06%
Power supply	6,132,211	15,593	0.25	5,895,500	15,456	0.26
Statewide and associate	260,046	1,113	0.43	251,325	1,100	0.44
Total CFC	36,082,971	36,808	0.10	35,409,320	35,029	0.10
NCSC:
Electric	1,147,007	4,576	0.40	1,078,763	3,818	0.35
Telecom	594,746	2,039	0.34	575,465	1,768	0.31
Total NCSC	1,741,753	6,615	0.38	1,654,228	5,586	0.34
Total	$37,824,724	$43,423	0.11	$37,063,548	$40,615	0.11

Allowance components:
Collective allowance	$37,797,160	$34,546	0.09%	$37,031,238	$31,313	0.08%
Asset-specific allowance	27,564	8,877	32.21	32,310	9,302	28.79
Total	$37,824,724	$43,423	0.11	$37,063,548	$40,615	0.11

Allowance coverage ratios:
Nonaccrual loans(3)	$24,193		179.49%	$26,099		155.62%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $18 million and $16 million as of November 30, 2025 and May 31, 2025, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.06% and 0.07% of total loans outstanding as of November 30, 2025 and May 31, 2025, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

The allowance for credit losses was $43 million as of November 30, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to a $3 million increase in the collective allowance primarily driven by the growth in our loan portfolio. The asset-specific allowance decreased slightly as of November 30, 2025, compared with May 31, 2025, primarily due to a timing change in the expected payments on a nonperforming CFC power supply loan. Our allowance coverage ratio remained steady at 0.11% as of both November 30, 2025 and May 31, 2025.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $304 million and $59 million, respectively, as of November 30, 2025. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of November 30, 2025, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2025.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings and maintaining enforceable master netting arrangements with these counterparties, which allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both November 30, 2025 and May 31, 2025, and from AA- to BBB+ by S&P as of both November 30, 2025 and May 31, 2025. The total outstanding notional amount of derivatives with these counterparties was $6,736 million and $7,252 million as of November 30, 2025 and May 31, 2025, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 27% and 25% of the total outstanding notional amount of our derivatives as of November 30, 2025 and May 31, 2025, respectively.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $417 million and $506 million as of November 30, 2025 and May 31, 2025, respectively.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 19 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of November 30, 2025 and May 31, 2025.

Table 19: Available Liquidity

	November 30, 2025			May 31, 2025
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$304	$—	$304	$135	$—	$135
Debt securities investment portfolio(1)	48	—	48	114	—	114
Total cash and investment debt securities	352	—	352	249	—	249
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	3,500	7	3,493	3,300	7	3,293
Guaranteed Underwriter Program committed facilities—secured(3)	10,373	9,023	1,350	10,373	9,023	1,350
Farmer Mac revolving note purchase agreement—secured(4)	6,500	3,720	2,780	6,500	3,780	2,720
Total committed credit facilities	20,373	12,750	7,623	20,173	12,810	7,363
Total available liquidity	$20,725	$12,750	$7,975	$20,422	$12,810	$7,612
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists of Farmer Mac Class A common stock, which we exclude from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million as of both November 30, 2025 and May 31, 2025 relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
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

Table 20 presents our primary liquidity coverage ratios as of November 30, 2025 and May 31, 2025 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 20: Liquidity Coverage Ratios

(Dollars in millions)	November 30, 2025	May 31, 2025
Liquidity coverage ratio:(1)
Total available liquidity(2)	$7,975	$7,612
Debt scheduled to mature over next 12 months:
Short-term borrowings(3)	5,815	5,091
Long-term and subordinated debt scheduled to mature over next 12 months(4)	4,675	3,679
Total debt scheduled to mature over next 12 months	10,490	8,770
Deficit in available liquidity over debt scheduled to mature over next 12 months	$(2,515)	$(1,158)

Liquidity coverage ratio	0.76	0.87

Liquidity coverage ratio, excluding expected maturities of member short-term investments(5)
Total available liquidity(2)	$7,975	$7,612
Total debt scheduled to mature over next 12 months	10,490	8,770
Exclude: Member short-term investments(6)	(3,358)	(2,885)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	7,132	5,885
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$843	$1,727

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.12	1.29
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 19.
(3)The short-term borrowings scheduled maturity amount consists of member investments of $3,358 million and dealer commercial paper of $2,457 million as of November 30, 2025, and member investments of $2,885 million and dealer commercial paper of $2,206 million as of May 31, 2025, respectively.
(4) The long-term and subordinated scheduled debt obligations over the next 12 months consist of debt maturities and scheduled debt payment amounts, of which, $125 million and $206 million was from member investments as of November 30, 2025 and May 31, 2025, respectively.
(5)Calculated based on available liquidity at period end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(6)Member short-term investments include commercial paper sold directly to members, select notes, daily liquidity fund notes and short-term medium-term notes sold to members. See Table 22: Short-Term Borrowings—Funding Sources below for additional information.

As presented in Tables 19 and 20 above, as of November 30, 2025, our available liquidity increased by $363 million, or 5%, compared with May 31, 2025. The increase was driven by a $200 million increase resulting from amendments to our committed bank revolving line of credit agreements, a $103 million net increase in cash and investment debt securities balances and a $60 million increase in available amount under the Farmer Mac revolving note purchase agreement. However, the increase in available liquidity was outweighed by a larger increase in debt scheduled to mature within the next 12 months, resulting in a decline in our liquidity coverage ratio from 0.87 as of May 31, 2025 to 0.76 as of November 30, 2025,

We believe we can continue to roll over our member short-term investments of $3,358 million as of November 30, 2025, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,250 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of November 30, 2025 was $843 million in excess of, or 1.1 times over, our total $7,132 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $1,849 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. This portfolio was initially intended to provide an additional source of liquidity. Our debt securities investment portfolio totaled $48 million and $114 million as of November 30, 2025 and May 31, 2025, respectively, reflecting the continued wind-down of this portfolio as we reduce our holdings over time. Our investment portfolio also included equity securities with a fair value of $11 million as of both November 30, 2025 and May 31, 2025, consisting of Farmer Mac Class A common stock, which we exclude from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $20,373 million and $20,173 million as of November 30, 2025 and May 31, 2025, respectively, and the aggregate amount available for access totaled $7,623 million and $7,363 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our commercial paper.

On November 12, 2025, we amended the three-year and four-year committed bank revolving line of credit agreements to (i) extend the maturity dates to November 28, 2028 and November 28, 2029, respectively, (ii) remove the credit spread adjustment in Term SOFR tenors as described in each agreement and (iii) increase commitments by $150 million under the three-year revolving credit agreement and $50 million under the four-year revolving credit agreement. Under the three-year revolving credit agreement, commitments of $50 million will continue to expire at the prior maturity date of November 28, 2027.

As of November 30, 2025, the total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which, if requested, would result in a reduction in the remaining available amount under the facilities.

Table 21 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of November 30, 2025.

Table 21: Committed Bank Revolving Line of Credit Agreements

	November 30, 2025
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee (1)
Bank revolving agreements:
3-year agreement	$50	$—	$50	November 28, 2027	7.5 bps
3-year agreement	1,695	—	1,695	November 28, 2028	7.5 bps
Total 3-year agreement	1,745	—	1,745

4-year agreement	1,755	7	1,748	November 28, 2029	10.0 bps
Total 4-year agreement	1,755	7	1,748
Total	$3,500	$7	$3,493
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 19, we had accessed $9,023 million under the Guaranteed Underwriter Program and up to $1,350 million was available for borrowing as of November 30, 2025. Of the $1,350 million available borrowing amount, $450 million is available for advance through July 15, 2027, $450 million is available for advance through July 15, 2028 and $450 million is available for advance through July 15, 2029. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $6,298 million as of November 30, 2025.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030. The agreement has successive one-year renewals upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $3,720 million and $3,780 million as of November 30, 2025 and May 31, 2025, respectively. As displayed in Table 19, the amount available for borrowing under this agreement was $2,780 million as of November 30, 2025. Subsequent to the quarter ended November 30, 2025, we borrowed $250 million in long-term notes payable under the revolving note purchase agreement with Farmer Mac.

We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

We provide additional information on pledged collateral below under “Pledged Collateral” in this section and in “Note 3—Investment Securities” and “Note 4—Loans.”

Short-Term Borrowings

Our short-term borrowings, which we rely on to meet our daily, near-term funding needs, consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, and medium-term notes offered to members and dealers.

Short-term borrowings increased to $5,815 million as of November 30, 2025, from $5,091 million as of May 31, 2025, and accounted for 16% and 15% of total debt outstanding as of each respective period. Table 22 displays the composition, by funding source, of our short-term borrowings as of November 30, 2025 and May 31, 2025. As indicated in Table 22, members’ investments represented 58% and 57% of our outstanding short-term borrowings as of November 30, 2025 and May 31, 2025, respectively. See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Table 22: Short-Term Borrowings—Funding Sources

	November 30, 2025		May 31, 2025
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,357,805	58%	$2,884,965	57%
Capital markets	2,457,142	42	2,206,451	43
Total	$5,814,947	100%	$5,091,416	100%

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $29,781 million and $29,678 million as of November 30, 2025 and May 31, 2025, respectively, and accounted for 84% and 85% of total debt outstanding as of each respective date. See Table 23 below for a summary of our long-term and subordinated debt issuances and repayments during YTD FY2026.

In October 2025, we redeemed $50 million in principal amount of our $300 million 2043 Notes, at par plus accrued interest. In December 2025, we redeemed the remaining $250 million of the 2043 Notes at par plus accrued interest. In November 2025, we priced a $600 million private placement of fixed-to-fixed reset rate subordinated notes due 2056, consisting of two tranches: $150 million notes that are noncallable for five years and $450 million notes that are noncallable for ten years. We intend to fund $150 million in the third quarter and the remaining $450 million in the fourth quarter of our fiscal year ended May 31, 2026.

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

In addition to issuances of unlimited debt in the public capital markets under our shelf registrations discussed above, we also have access to private debt facilities. We had an outstanding balance of $294 million and $298 million of collateral trust bonds issued in a private placement transaction as of November 30, 2025 and May 31, 2025, respectively, which was an unregistered debt offering.

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 23 summarizes long-term and subordinated debt issuances and repayments during YTD FY2026.

Table 23: Long-Term and Subordinated Debt— Issuances and Repayments

	YTD FY2026
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds(2)	$—	$408,711
Guaranteed Underwriter Program notes payable	—	158,953
Farmer Mac notes payable	—	60,633
Medium-term notes sold to members	28,168	68,574
Medium-term notes sold to dealers	1,737,669	906,382
Subordinated deferrable debt	27,454	50,000
Members’ subordinated certificates	540	48,666
Total	$1,793,831	$1,701,919
____________________________
(1)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.
(2)Amount includes the collateral trust bonds issued to investors through both public offerings and private placement transactions.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 24 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of November 30, 2025, in each fiscal year during the five-year period ending May 31, 2030, and thereafter.

Table 24: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2026 (3)	$2,278,809	8%
2027	4,583,278	15
2028	3,727,908	12
2029	3,540,053	12
2030	2,610,115	9
Thereafter	13,257,511	44
Total	$29,997,674	100%
____________________________
(1)Amounts presented are based on the face amount of debt outstanding as of November 30, 2025, and therefore does not include related debt issuance costs and premiums (discounts).
(2)In addition, member loan subordinated certificates totaling $123 million amortize annually based on the unpaid principal balance of the related loan.
(3)Amount included $250 million payments in December 2025 to redeem our 2043 Notes. See “Note 8—Subordinated Deferrable Debt” for details on the redemption of the 2043 Notes.

We provide additional information on our financing activities under the above section “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $35,596 million as of November 30, 2025, $16,514 million, or 46%, was secured by pledged loans totaling $19,763 million. In comparison, of our total debt outstanding of $34,769 million as of May 31, 2025, $17,133 million, or 49%, was secured by pledged loans totaling $20,516 million. The following provides additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreement with Farmer Mac. Total debt outstanding is presented on our consolidated balance sheets net of unamortized discounts and issuance costs. Our collateral pledging requirements are based, however, on the face amount of secured outstanding debt, which excludes net unamortized discounts and issuance costs. However, as discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond 2007 indenture, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements as of November 30, 2025.

Table 25 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of November 30, 2025 and May 31, 2025.

Table 25: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		November 30, 2025	May 31, 2025
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	N/A	269%	146%
Collateral trust bonds 2007 indenture	100	150	119	116
Guaranteed Underwriter Program notes payable	100	150	119	118
Farmer Mac notes payable	100	150	117	123
___________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 26 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2025 and May 31, 2025.

Table 26: Loans—Unencumbered Loans

(Dollars in thousands)	November 30, 2025	May 31, 2025
Total loans outstanding(1)	$37,824,724	$37,063,548
Less: Loans required to be pledged under secured debt agreements(2)	(16,691,727)	(17,320,024)
Loans pledged in excess of required amount(2)(3)	(3,070,920)	(3,195,994)
Total pledged loans	(19,762,647)	(20,516,018)
Unencumbered loans	$18,062,077	$16,547,530

Unencumbered loans as a percentage of total loans outstanding	48%	45%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $18 million and $16 million as of November 30, 2025 and May 31, 2025, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 26, we had excess loans pledged as collateral totaling $3,071 million and $3,196 million as of November 30, 2025 and May 31, 2025, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Projected Near-Term Sources and Uses of Funds

Table 27 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of November 30, 2025 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 27: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q3 FY2026	$2,950	$414	$3,364	$1,795	$902	$2,697
Q4 FY2026	450	439	889	781	739	1,520
Q1 FY2027	1,220	436	1,656	721	787	1,508
Q2 FY2027	1,874	560	2,434	1,630	910	2,540
Q3 FY2027	1,746	546	2,292	1,239	897	2,136
Q4 FY2027	1,172	430	1,602	1,011	781	1,792
Total	$9,412	$2,825	$12,237	$7,177	$5,016	$12,193
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended May 31, 2027.
(2)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3)Long-term debt maturities also include expected early redemptions of debt and exclude long-term member medium-term notes maturing over the next 12 months totaling $121 million, as we expect we can continue to roll over our member medium-term notes investments based on our expectation that our members will continue to reinvest their excess cash with us.

As displayed in Table 27, we currently project long-term advances of $3,338 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $1,849 million, resulting in net long-term loan growth of approximately $1,489 million over the next 12 months.

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

On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issue ratings on CFC’s commercial paper program. During YTD FY2026, Fitch and S&P affirmed CFC’s credit ratings and stable outlook. Table 28 displays our credit ratings as of November 30, 2025, which remain unchanged as of the date of this Report.

Table 28: Credit Ratings

November 30, 2025
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Commercial paper	P-1	N/A	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion/report date	February 21, 2025	November 24, 2025	September 23, 2025
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio was 11.58 and 11.20 as of November 30, 2025 and May 31, 2025, respectively. The increase in the debt-to-equity ratio during YTD FY2026 was due to the combined impact of an increase in debt to fund loan growth and a decrease in total equity. The decrease in total equity was primarily driven by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025, partially offset by our reported net income of $24 million for YTD FY2026.

Our adjusted debt-to-equity ratio was 7.59 and 7.39 as of November 30, 2025 and May 31, 2025, respectively. The increase in the adjusted debt-to-equity ratio during YTD FY2026 was primarily due to an increase in adjusted total debt outstanding resulting from additional borrowings to fund growth in our loan portfolio.

We provide a more detailed discussion of the debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2025.

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

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility or changes in interest rates can have a significant impact on our earnings and overall financial condition as a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest yield on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest rate-sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2025 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net loan growth of $2,095 million over the next 12 months and overall, the market expects the yield curve to steepen as short-term interest rates are forecasted to decline and longer-term rates are expected to remain near current levels.

Based on our current baseline forecast assumptions, which include a total of 75 basis points of federal funds rate cuts from November 2025 through November 2026, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended November 30, 2025. We also project an increase in our adjusted net interest income and a slight increase in adjusted net interest yield over the next 12 months relative to the 12-month period ended November 30, 2025, primarily driven by projected loan growth and projected lower adjusted average cost of funding. The projected lower adjusted average cost of funding is driven by the expected decrease in the variable rate debt cost, partially offset by lower expected average yield earned on our interest rate swaps derivative cash settlements and by lower-cost long-term debt maturing in the near term that will need to be refinanced at a forecasted higher interest rate.

Table 29 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of additional plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve that includes 75 basis points of federal funds rate cuts, would have on our projected baseline 12-month net interest income and adjusted net interest income as of November 30, 2025 and May 31, 2025. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 29: Interest Rate Sensitivity Analysis

	November 30, 2025			May 31, 2025
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(6.44)%	6.51%	(4.56)%	(1.68)%	1.79%	(5.07)%
Derivative cash settlements	12.64%	(12.62)%	9.43%	11.33%	(11.32)%	9.12%
Adjusted net interest income(2)	6.20%	(6.11)%	4.88%	9.65%	(9.54)%	4.04%
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

The changes in the sensitivity measures between November 30, 2025 and May 31, 2025 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 29 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of November 30, 2025, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. We would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of November 30, 2025, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap widened to positive 3.24 months as of November 30, 2025, from positive 0.27 months as of May 31, 2025 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The widening of the positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

Net Income and Adjusted Net Income

Table 30 provides a reconciliation of adjusted interest expense, adjusted net interest income, and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 30: Adjusted Net Income

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Adjusted net interest income:
Interest income	$445,674	$419,877	$893,120	$837,996
Interest expense	(373,666)	(354,443)	(750,135)	(710,903)
Include: Derivative cash settlements interest income(1)	17,585	26,406	37,852	58,467
Adjusted interest expense	(356,081)	(328,037)	(712,283)	(652,436)
Adjusted net interest income	$89,593	$91,840	$180,837	$185,560

Adjusted net income:
Net income (loss)	$19,558	$144,803	$24,240	$(19,523)
Exclude: Derivative forward value gains (losses)(2)	(36,226)	82,632	(88,697)	(147,754)
Adjusted net income	$55,784	$62,171	$112,937	$128,231
____________________________
(1)Represents primarily the net periodic contractual interest income amount on our interest rate swaps during the reporting period.
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

TIER and Adjusted TIER

Table 31 displays the calculation of our TIER and adjusted TIER.

Table 31: TIER and Adjusted TIER

	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
TIER(1)	1.05	1.41	1.03	0.97

Adjusted TIER(2)	1.16	1.19	1.16	1.20
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

Debt Outstanding and Equity and Adjusted Debt Outstanding and Equity

Table 32 provides a reconciliation between our total debt outstanding and equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of November 30, 2025 and May 31, 2025.

Table 32: Adjusted Total Debt Outstanding and Equity

(Dollars in thousands)	November 30, 2025	May 31, 2025
Adjusted total debt outstanding:
Total debt outstanding(1)	$35,596,103	$34,769,316
Exclude:
50% of Subordinated deferrable debt	653,304	664,743
Members’ subordinated certificates	1,136,588	1,184,714
Adjusted total debt outstanding	$33,806,211	$32,919,859

Adjusted total equity:
Total equity	$3,074,044	$3,103,466
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	502,899	607,969
Year-to-date derivative forward value losses(2)	(88,697)	(105,070)
Period-end cumulative derivative forward value gains(2)	414,202	502,899
Accumulated other comprehensive loss	(2,233)	(2,236)
Subtotal	411,969	500,663
Include:
50% of Subordinated deferrable debt	653,304	664,743
Members’ subordinated certificates	1,136,588	1,184,714
Subtotal	1,789,892	1,849,457
Adjusted total equity	$4,451,967	$4,452,260
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses).

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 33 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2025 and May 31, 2025.

Table 33: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	November 30, 2025	May 31, 2025
Debt-to equity ratio:
Total debt outstanding	$35,596,103	$34,769,316
Total equity	3,074,044	3,103,466
Debt-to-equity ratio(1)	11.58	11.20

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$33,806,211	$32,919,859
Adjusted total equity(2)	4,451,967	4,452,260
Adjusted debt-to-equity ratio(3)	7.59	7.39
____________________________
(1)Calculated based on total debt outstanding at period end divided by total equity at period end.
(2)See Table 32 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3)Calculated based on adjusted total debt outstanding at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses) and foreign currency adjustments recorded in net income and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 34 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2025 and May 31, 2025. We present the components of AOCI in “Note 10—Equity.”

Table 34: Members’ Equity

(Dollars in thousands)	November 30, 2025	May 31, 2025
Members’ equity:
Total CFC equity	$3,053,180	$3,082,477
Exclude:
Accumulated other comprehensive loss	(2,233)	(2,236)
Period-end cumulative derivative forward value gains attributable to CFC(1)	413,103	501,663
Subtotal	410,870	499,427
Members’ equity	$2,642,310	$2,583,050
____________________________
(1)Represents period-end cumulative derivative forward value gains for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of November 30, 2025 and May 31, 2025 are presented above in Table 32.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Interest income	$445,674	$419,877	$893,120	$837,996
Interest expense	(373,666)	(354,443)	(750,135)	(710,903)
Net interest income	72,008	65,434	142,985	127,093
Provision for credit losses	(1,221)	(870)	(2,808)	(1,823)
Net interest income after provision for credit losses	70,787	64,564	140,177	125,270
Non-interest income (loss):
Fee and other income	6,687	5,424	13,762	11,092
Derivative gains (losses)	(18,641)	109,038	(50,845)	(89,287)
Investment securities gains (losses)	(1,027)	2,097	418	6,228
Total non-interest income (loss)	(12,981)	116,559	(36,665)	(71,967)
Non-interest expense:
Salaries and employee benefits	(19,262)	(17,439)	(39,238)	(34,627)
Other general and administrative expenses	(18,221)	(18,488)	(39,014)	(37,592)
Other non-interest expense	(759)	(247)	(1,034)	(565)
Total non-interest expense	(38,242)	(36,174)	(79,286)	(72,784)
Income (loss) before income taxes	19,564	144,949	24,226	(19,481)
Income tax (provision) benefit	(6)	(146)	14	(42)
Net income (loss)	19,558	144,803	24,240	(19,523)
Less: Net (income) loss attributable to noncontrolling interests	39	(360)	123	122
Net income (loss) attributable to CFC	$19,597	$144,443	$24,363	$(19,401)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Net income (loss)	$19,558	$144,803	$24,240	$(19,523)
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	—	—	803
Reclassification to earnings of realized gains on derivatives	(117)	(754)	(235)	(921)
Defined benefit plan adjustments	119	96	238	192
Other comprehensive income (loss)	2	(658)	3	74
Total comprehensive income (loss)	19,560	144,145	24,243	(19,449)
Less: Total comprehensive (income) loss attributable to non-controlling interests	39	(360)	123	122
Total comprehensive income (loss) attributable to CFC	$19,599	$143,785	$24,366	$(19,327)

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2025	May 31, 2025
Assets:
Cash and cash equivalents	$304,453	$134,712
Restricted cash	8,492	8,410
Total cash, cash equivalents and restricted cash	312,945	143,122
Investment securities:
Debt securities trading, at fair value	47,896	113,663
Equity securities, at fair value	10,634	11,252
Total investment securities, at fair value	58,530	124,915
Loans to members	37,842,290	37,079,978
Less: Allowance for credit losses	(43,423)	(40,615)
Loans to members, net	37,798,867	37,039,363
Accrued interest receivable	282,749	270,222
Other receivables	23,262	24,377
Fixed assets, net of accumulated depreciation of $95,021 and $91,211 as of November 30, 2025 and May 31, 2025, respectively	79,022	81,667
Derivative assets	460,980	555,855
Other assets	90,796	85,528
Total assets	$39,107,151	$38,325,049

Liabilities:
Accrued interest payable	$295,283	$294,917
Debt outstanding:
Short-term borrowings	5,814,947	5,091,416
Long-term debt	27,337,960	27,163,701
Subordinated deferrable debt	1,306,608	1,329,485
Members’ subordinated certificates:
Membership subordinated certificates	627,266	628,637
Loan and guarantee subordinated certificates	262,625	309,914
Member capital securities	246,697	246,163
Total members’ subordinated certificates	1,136,588	1,184,714
Total debt outstanding	35,596,103	34,769,316
Deferred income	30,727	31,596
Derivative liabilities	45,189	51,368
Other liabilities	65,805	74,386
Total liabilities	36,033,107	35,221,583

Equity:
CFC equity:
Retained equity	3,055,413	3,084,713
Accumulated other comprehensive loss	(2,233)	(2,236)
Total CFC equity	3,053,180	3,082,477
Noncontrolling interests	20,864	20,989
Total equity	3,074,044	3,103,466
Total liabilities and equity	$39,107,151	$38,325,049

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q2 FY2026
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2025	$3,191	$895,548	$1,631,609	$505,720	$3,036,068	$(2,235)	$3,033,833	$20,903	$3,054,736
Net income (loss)	—	—	—	19,597	19,597	—	19,597	(39)	19,558
Other comprehensive income	—	—	—	—	—	2	2	—	2
Other	(252)	—	—	—	(252)	—	(252)	—	(252)
Balance as of November 30, 2025	$2,939	$895,548	$1,631,609	$525,317	$3,055,413	$(2,233)	$3,053,180	$20,864	$3,074,044

	YTD FY2026

Balance as of May 31, 2025	$3,624	$948,526	$1,631,609	$500,954	$3,084,713	$(2,236)	$3,082,477	$20,989	$3,103,466
Net income (loss)	—	—	—	24,363	24,363	—	24,363	(123)	24,240
Other comprehensive income	—	—	—	—	—	3	3	—	3
Patronage capital retirement	—	(52,978)	—	—	(52,978)	—	(52,978)	—	(52,978)
Other	(685)	—	—	—	(685)	—	(685)	(2)	(687)
Balance as of November 30, 2025	$2,939	$895,548	$1,631,609	$525,317	$3,055,413	$(2,233)	$3,053,180	$20,864	$3,074,044

	Q2 FY2025
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2024	$3,111	$881,386	$1,455,564	$441,662	$2,781,723	$(684)	$2,781,039	$20,225	$2,801,264
Net income	—	—	—	144,443	144,443	—	144,443	360	144,803
Other comprehensive loss	—	—	—	—	—	(658)	(658)	—	(658)
Other	(243)	—	—	—	(243)	—	(243)	2	(241)
Balance as of November 30, 2024	$2,868	$881,386	$1,455,564	$586,105	$2,925,923	$(1,342)	$2,924,581	$20,587	$2,945,168

	YTD FY2025

Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net loss	—	—	—	(19,401)	(19,401)	—	(19,401)	(122)	(19,523)
Other comprehensive income	—	—	—	—	—	74	74	—	74
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(708)	—	—	—	(708)	—	(708)	2	(706)
Balance as of November 30, 2024	$2,868	$881,386	$1,455,564	$586,105	$2,925,923	$(1,342)	$2,924,581	$20,587	$2,945,168

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	YTD FY2026	YTD FY2025
Cash flows from operating activities:
Net income (loss)	$24,240	$(19,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan fees	(1,319)	(1,579)
Amortization of debt issuance costs and discounts	17,738	16,440
Amortization of guarantee fee	9,732	9,745
Depreciation and amortization	6,736	6,160
Provision for credit losses	2,808	1,823
Unrealized gains on equity and debt securities	(405)	(7,070)
Derivative forward value losses	88,697	147,754
Advances on loans held for sale	(280,600)	(193,500)
Proceeds from sales of loans held for sale	290,300	194,000
Changes in operating assets and liabilities:
Accrued interest receivable	(12,527)	(77,539)
Accrued interest payable	366	21,128
Deferred income	450	(366)
Other	(24,977)	3,067
Net cash provided by operating activities	121,239	100,540
Cash flows from investing activities:
Advances on loans held for investment, net	(770,876)	(1,070,890)
Investments in fixed assets, net	(953)	(2,378)
Proceeds from sales and maturities of trading securities	66,804	99,877
Proceeds from redemption of equity securities	—	25,000
Net cash used in investing activities	(705,025)	(948,391)
Cash flows from financing activities:
Proceeds from short-term borrowings ≤ 90 days, net	659,627	761,284
Proceeds from short-term borrowings with original maturity > 90 days	1,020,577	1,014,796
Repayments of short-term borrowings with original maturity > 90 days	(956,673)	(1,616,367)
Payments for issuance costs for revolving bank lines of credit	(4,654)	—
Proceeds from issuance of long-term debt, net of discounts and issuance costs	1,762,503	1,925,084
Payments for retirement of long-term debt	(1,603,253)	(1,120,733)
Proceeds from issuance of subordinated debt	27,454	—
Payments for issuance costs for subordinated deferrable debt	(869)	—
Payments for retirement of subordinated deferrable debt	(50,000)	—
Proceeds from issuance of members’ subordinated certificates	540	6
Payments for retirement of members’ subordinated certificates	(48,666)	(2,292)
Payments for retirement of patronage capital	(52,978)	(46,846)
Additions for membership fees, net	1	—
Net cash provided by financing activities	753,609	914,932
Net increase in cash, cash equivalents and restricted cash	169,823	67,081
Beginning cash, cash equivalents and restricted cash	143,122	288,341
Ending cash, cash equivalents and restricted cash	$312,945	$355,422

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	YTD FY2026	YTD FY2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$729,891	$671,002
Cash paid for income taxes	271	432
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025 (“this Report”) are not necessarily indicative of results that may be expected for

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2025 Form 10-K.

Certain reclassifications and updates have been made to the presentation of information in prior period to conform to the current-period presentation. These reclassifications had no effect on prior period net income (loss) or equity.

Our fiscal year begins on June 1 and ends on May 31. References to “Q2 FY2026” and “YTD FY2026” refer to three and six months ended November 30, 2025, respectively. References to “Q2 FY2025” and “YTD FY2025” refer to three and six months ended November 30, 2024, respectively.

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under Accounting Standards Codification (“ASC”) Topic 842, Leases, at lease inception for all lease transactions with an initial term greater than one year. We recorded a total finance lease liability of $7 million as of both November 30, 2025 and May 31, 2025, which were included in other liabilities on the consolidated balance sheets. Interest expenses and variable lease cost from the finance leases were not material for Q2 FY2026, Q2 FY2025, YTD FY2026 and YTD FY2025. We recorded a total net investment in leases for sales-type leases of $7 million as of both November 30, 2025 and May 31, 2025, which were included in other assets on the consolidated balance sheets. Interest income and variable lease payment income from the sales-type leases were not material for Q2 FY2026, Q2 FY2025, YTD FY2026 and YTD FY2025.

New Accounting Standards Issued But Not Yet Adopted

Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU amends ASC Topic 326 to require entities to apply the gross-up approach to all “purchased seasoned loans.” Purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The ASU must be applied prospectively. We plan to adopt the guidance on June 1, 2027 and are currently evaluating its impact on our consolidated financial statements and related disclosures.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project, and (ii) it is probable the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The ASU can be applied either (i) prospectively, (ii) through a modified transition approach, or (iii) retrospectively. We expect to adopt the guidance on June 1, 2028 and are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Statement—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require public entities to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 should be applied on a prospective basis, while retrospective application is also permitted. We expect to adopt the guidance in our annual report for the fiscal year ended May 31, 2028, and the interim disclosure requirements in the quarterly report for the quarter ended August 31, 2028. We are currently in the process of reviewing the guidance and evaluating its impact on our consolidated financial statements and related disclosures.

Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The adoption of the amendments is not expected to have a material impact on our consolidated financial statements or related disclosures.

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE

The following table displays the components of interest income, by interest-earning asset type, and interest expense, by debt product type, presented in our consolidated statements of operations.

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Interest income:
Loans(1)	$444,244	$416,024	$889,816	$830,724
Cash and investment securities	1,430	3,853	3,304	7,272
Total interest income	445,674	419,877	893,120	837,996

Interest expense:(2)(3)
Short-term borrowings	45,976	42,247	96,302	96,647
Long-term debt	293,350	277,423	584,542	544,391
Subordinated debt	34,340	34,773	69,291	69,865
Total interest expense	373,666	354,443	750,135	710,903

Net interest income	$72,008	$65,434	$142,985	$127,093
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

Deferred income reported on our consolidated balance sheets of $31 million and $32 million as of November 30, 2025 and May 31, 2025, respectively, consists primarily of deferred loan conversion fees that totaled $20 million and $21 million as of November 30, 2025 and May 31, 2025, respectively.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of November 30, 2025 and May 31, 2025.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	November 30, 2025	May 31, 2025
Debt securities, at fair value:
Corporate debt securities	$46,773	$107,957
Commercial agency mortgage-backed securities (“MBS”)(1)	453	525
U.S. state and municipality debt securities	—	1,049
Other asset-backed securities(2)	670	4,132
Total debt securities trading, at fair value	$47,896	$113,663
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains on our debt securities of less than $1 million and $1 million for Q2 FY2026 and YTD FY2026, respectively. We recognized net unrealized gains on our debt securities of $2 million and $6 million for Q2 FY2025 and YTD FY2025, respectively.

We sold $16 million in principal amount of debt securities during Q2 FY2026 and YTD FY2026, and realized an immaterial gain on the sale of these securities during these periods. We sold $14 million in principal amount of debt securities during YTD FY2025 and realized gains on the sale of these securities of less than $1 million during the period. We did not sell any debt securities during Q2 FY2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity Securities

Our equity securities consisted of Farmer Mac Class A common stock recorded at fair value of $11 million as of both November 30, 2025 and May 31, 2025.

We recognized net unrealized losses on our equity securities of approximatively $1 million for both Q2 FY2026 and YTD FY2026. We recognized net unrealized gains on our equity securities of $1 million and $2 million for Q2 FY2025 and YTD FY2025, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of November 30, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.1: Loans to Members by Member Class and Loan Type

	November 30, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$29,690,714	78%	$29,262,495	79%
Power supply	6,132,211	16	5,895,500	16
Statewide and associate	260,046	1	251,325	—
Total CFC	36,082,971	95	35,409,320	95
NCSC:
Electric	1,147,007	3	1,078,763	3
Telecom	594,746	2	575,465	2
Total NCSC	1,741,753	5	1,654,228	5
Total loans outstanding(1)	37,824,724	100	37,063,548	100
Deferred loan origination costs—CFC(2)	17,566	—	16,430	—
Loans to members	$37,842,290	100%	$37,079,978	100%
Loan type:
Long-term loans:
Fixed rate	$31,762,609	84%	$31,388,313	85%
Variable rate	1,329,189	3	1,122,250	3
Total long-term loans	33,091,798	87	32,510,563	88
Lines of credit	4,732,926	13	4,552,985	12
Total loans outstanding(1)	37,824,724	100	37,063,548	100
Deferred loan origination costs—CFC(2)	17,566	—	16,430	—
Loans to members	$37,842,290	100%	$37,079,978	100%
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

We sold CFC and NCSC loans, at par for cash, totaling $290 million and $194 million during YTD FY2026 and YTD FY2025, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $12 million as of November 30, 2025, which were sold at par for cash in December 2025. We had loans held for sale totaling $21 million as of May 31, 2025, which were sold at par for cash during YTD FY2026.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $253 million and $237 million as of November 30, 2025 and May 31, 2025, respectively. Accrued interest receivable amounts generally represent

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $37,230 million and $36,488 million as of November 30, 2025 and May 31, 2025, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $100 million and $105 million as of November 30, 2025 and May 31, 2025, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $7,111 million and $7,149 million as of November 30, 2025 and May 31, 2025, respectively, representing 19% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 14 distribution systems and six power supply systems as of both November 30, 2025 and May 31, 2025. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both November 30, 2025 and May 31, 2025.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $333 million and $346 million as of November 30, 2025 and May 31, 2025, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $181 million and $155 million as of November 30, 2025 and May 31, 2025, respectively, which reduced our exposure to the 20 largest borrowers to $6,930 million and $6,994 million of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of November 30, 2025.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the U.S. The consolidated number of borrowers with loans outstanding totaled 913, located in 49 states and the District of Columbia as of November 30, 2025, compared with 899 borrowers located in 49 states as of May 31, 2025. Of the 913 and 899 borrowers with loans outstanding, 51 and 50 were

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
electric power supply borrowers as of November 30, 2025 and May 31, 2025, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 and 68 borrowers with loans outstanding as of November 30, 2025 and May 31, 2025, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,160 million and $6,105 million as of November 30, 2025 and May 31, 2025, respectively, and accounted for approximately 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $112 million and $118 million as of November 30, 2025 and May 31, 2025, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $6,048 million and $5,987 million as of each respective date.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due or management determines that the full collection of principal and interest is doubtful. The following table presents the payment status, by legal entity and member class, of loans outstanding as of November 30, 2025 and May 31, 2025.

Table 4.2: Payment Status of Loans Outstanding

	November 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$29,690,714	$—	$—	$—	$29,690,714	$—
Power supply	6,132,211	—	—	—	6,132,211	24,193
Statewide and associate	260,046	—	—	—	260,046	—
Total CFC	36,082,971	—	—	—	36,082,971	24,193
NCSC:
Electric	1,147,007	—	—	—	1,147,007	—
Telecom	594,746	—	—	—	594,746	—
Total NCSC	1,741,753	—	—	—	1,741,753	—
Total loans outstanding	$37,824,724	$—	$—	$—	$37,824,724	$24,193

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.06%

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

We had a CFC electric power supply loan outstanding of $24 million and $26 million on nonaccrual status as of November 30, 2025 and May 31, 2025, respectively. The reduction in this nonaccrual loan outstanding was due to a payment received from the borrower during YTD FY2026.

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

We had no loan modifications to borrowers experiencing financial difficulty entered during YTD FY2026 and YTD FY2025.

Nonperforming Loans

We had a loan to one CFC electric power supply borrower of $24 million and $26 million classified as nonperforming, which represented 0.06% and 0.07% of total loans outstanding as of November 30, 2025 and May 31, 2025, respectively. The reduction in the nonperforming loan outstanding was due to a payment received from the borrower during YTD FY2026. Subsequent to the quarter ended November 30, 2025, we received an $11 million payment on this nonperforming loan which reduced its outstanding balance to $13 million.

Net Charge-Offs

We had no charge-offs during YTD FY2026 and YTD FY2025. Prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had not experienced any defaults or charge-offs in our electric utility loan portfolio since fiscal year 2013, and in our telecommunications loan portfolios since fiscal year 2017.

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

Table 4.3 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of November 30, 2025 and May 31, 2025. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower and has a better risk rating, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of November 30, 2025 and May 31, 2025, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2022 and 2021, and in the aggregate for periods prior to fiscal year 2022 and 2021, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.3 below, term loan advances made to borrowers prior to fiscal year 2022 totaled $19,994 million, representing 53% of our total loans outstanding as of November 30, 2025. In comparison, term loan advances made to borrowers prior to fiscal year 2021 totaled $18,537 million, representing 50% of our total loans outstanding as of May 31, 2025. The average remaining maturity of our long-term loans, which accounted for 87% and 88% of total loans outstanding as of November 30, 2025 and May 31, 2025, respectively, was 19 years, as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.3: Loans Outstanding by Borrower Risk Ratings and Origination Year

	November 30, 2025
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	YTD FY2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$1,016,219	$2,257,331	$2,445,212	$2,298,134	$2,219,035	$16,072,239	$3,186,309	$29,494,479
Power supply	326,462	438,992	489,739	436,016	283,504	3,239,789	893,516	6,108,018
Statewide and associate	—	6,636	36,031	55,826	2,703	22,779	125,710	249,685
Total CFC	1,342,681	2,702,959	2,970,982	2,789,976	2,505,242	19,334,807	4,205,535	35,852,182
NCSC:
Electric	21,510	80,668	119,799	246,666	16,401	371,203	290,760	1,147,007
Telecom	27,061	51,433	121,926	37,340	58,549	233,270	65,167	594,746
Total NCSC	48,571	132,101	241,725	284,006	74,950	604,473	355,927	1,741,753
Total pass	$1,391,252	$2,835,060	$3,212,707	$3,073,982	$2,580,192	$19,939,280	$4,561,462	$37,593,935

Special mention
CFC:
Distribution	$571	$—	$359	$4,096	$—	$19,745	$171,464	$196,235
Statewide and associate	—	—	—	—	—	10,361	—	10,361
Total CFC	571	—	359	4,096	—	30,106	171,464	206,596
Total special mention	$571	$—	$359	$4,096	$—	$30,106	$171,464	$206,596

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$24,193	$—	$24,193
Total doubtful	$—	$—	$—	$—	$—	$24,193	$—	$24,193

Total criticized loans	$571	$—	$359	$4,096	$—	$54,299	$171,464	$230,789
Total loans outstanding	$1,391,823	$2,835,060	$3,213,066	$3,078,078	$2,580,192	$19,993,579	$4,732,926	$37,824,724

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

Criticized loans totaled $231 million and $219 million as of November 30, 2025 and May 31, 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The increase of $12 million in criticized loans was primarily driven by a net increase of $14 million in loans outstanding in the special mention category, partially offset by a $2 million payment received from a CFC electric power supply borrower in the doubtful category during YTD FY2026, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of November 30, 2025 and May 31, 2025.

Special Mention

One CFC electric distribution borrower with loans outstanding of $196 million and $181 million as of November 30, 2025 and May 31, 2025, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $207 million and $193 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Substandard

We did not have any loans classified as substandard as of November 30, 2025 or May 31, 2025.

Doubtful

We had one loan outstanding classified as doubtful totaling $24 million and $26 million to a CFC electric power supply borrower as of November 30, 2025 and May 31, 2025, respectively. The reduction in this loan outstanding was due to a payment received from the borrower during YTD FY2026.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of November 30, 2025 and May 31, 2025.

Table 4.4: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	November 30, 2025	May 31, 2025
Member class:
CFC:
Distribution	$12,801,562	$11,948,516
Power supply	5,333,741	5,097,398
Statewide and associate	210,033	215,768
Total CFC	18,345,336	17,261,682
NCSC:
Electric	420,494	520,312
Telecom	424,169	437,015
Total NCSC	844,663	957,327
Total unadvanced commitments	$19,189,999	$18,219,009

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	8,121,813	7,471,266
Total long-term loans	8,121,813	7,471,266
Lines of credit	11,068,186	10,747,743
Total unadvanced commitments	$19,189,999	$18,219,009
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of November 30, 2025, and the related maturities in each fiscal year during the five-year period ended May 31, 2030, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Line of credit loans	$11,068,186	$453,061	$4,979,043	$1,995,865	$1,709,653	$1,490,929	$439,635
Long-term loans	8,121,813	168,313	1,207,503	1,260,121	2,198,659	2,148,503	1,138,714
Total	$19,189,999	$621,374	$6,186,546	$3,255,986	$3,908,312	$3,639,432	$1,578,349

Unadvanced line of credit commitments accounted for 58% of total unadvanced loan commitments as of November 30, 2025. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $19,190 million as of November 30, 2025 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $8,122 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $15,396 million and $14,629 million as of November 30, 2025 and May 31, 2025, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,794 million and $3,590 million as of November 30, 2025 and May 31, 2025, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of November 30, 2025, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2030, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2026	2027	2028	2029	2030	Thereafter
Committed lines of credit	$3,793,887	$151,335	$484,818	$958,214	$1,062,077	$811,958	$325,485

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.7 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of November 30, 2025 and May 31, 2025. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.7: Pledged Loans

(Dollars in thousands)	November 30, 2025	May 31, 2025
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$6,669,000	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	7,815,451	8,107,921
RUS-guaranteed loans qualifying as permitted investments pledged	99,840	104,628
Total pledged collateral	7,915,291	8,212,549

1994 indenture:
Collateral trust bonds outstanding	$5,000	$10,000
Pledged collateral:
Distribution system mortgage notes pledged	13,456	14,575

Guaranteed Underwriter Program:
Notes payable outstanding	$6,297,899	$6,456,852
Pledged collateral:
Distribution and power supply system mortgage notes pledged	7,474,117	7,640,203

Farmer Mac:
Notes payable outstanding	$3,719,828	$3,780,461
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,359,783	4,648,691

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

Table 5.1: Changes in Allowance for Credit Losses

	Q2 FY2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of August 31, 2025	$19,475	$15,551	$1,088	$36,114	$4,290	$1,798	$6,088	$42,202
Provision for credit losses	627	42	25	694	286	241	527	1,221
Balance as of November 30, 2025	$20,102	$15,593	$1,113	$36,808	$4,576	$2,039	$6,615	$43,423

	Q2 FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of August 31, 2024	$16,686	$25,094	$1,199	$42,979	$4,330	$2,370	$6,700	$49,679
Provision (benefit) for credit losses	1,363	(309)	(1)	1,053	(239)	56	(183)	870
Balance as of November 30, 2024	$18,049	$24,785	$1,198	$44,032	$4,091	$2,426	$6,517	$50,549

	YTD FY2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615
Provision for credit losses	1,629	137	13	1,779	758	271	1,029	2,808
Balance as of November 30, 2025	$20,102	$15,593	$1,113	$36,808	$4,576	$2,039	$6,615	$43,423

	YTD FY2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	2,095	(798)	9	1,306	154	363	517	1,823
Balance as of November 30, 2024	$18,049	$24,785	$1,198	$44,032	$4,091	$2,426	$6,517	$50,549

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of November 30, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	November 30, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$20,102	$6,716	$1,113	$27,931	$4,576	$2,039	$6,615	$34,546
Asset-specific allowance	—	8,877	—	8,877	—	—	—	8,877
Total allowance for credit losses	$20,102	$15,593	$1,113	$36,808	$4,576	$2,039	$6,615	$43,423

Loans outstanding:(1)
Collectively evaluated loans	$29,687,343	$6,108,018	$260,046	$36,055,407	$1,147,007	$594,746	$1,741,753	$37,797,160
Individually evaluated loans	3,371	24,193	—	27,564	—	—	—	27,564
Total loans outstanding	$29,690,714	$6,132,211	$260,046	$36,082,971	$1,147,007	$594,746	$1,741,753	$37,824,724

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.07%	0.11%	0.43%	0.08%	0.40%	0.34%	0.38%	0.09%
Asset-specific allowance coverage ratio(3)	—	36.69	—	32.21	—	—	—	32.21
Total allowance coverage ratio(4)	0.07	0.25	0.43	0.10	0.40	0.34	0.38	0.11

	May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$18,473	$6,200	$1,100	$25,773	$3,818	$1,722	$5,540	$31,313
Asset-specific allowance	—	9,256	—	9,256	—	46	46	9,302
Total allowance for credit losses	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

Loans outstanding:(1)
Collectively evaluated loans	$29,258,741	$5,869,401	$251,325	$35,379,467	$1,078,763	$573,008	$1,651,771	$37,031,238
Individually evaluated loans	3,754	26,099	—	29,853	—	2,457	2,457	32,310
Total loans outstanding	$29,262,495	$5,895,500	$251,325	$35,409,320	$1,078,763	$575,465	$1,654,228	$37,063,548

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.11%	0.44%	0.07%	0.35%	0.30%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	35.46	—	31.01	—	1.87	1.87	28.79
Total allowance coverage ratio(4)	0.06	0.26	0.44	0.10	0.35	0.31	0.34	0.11
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $18 million and $16 million as of November 30, 2025 and May 31, 2025, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our allowance for credit losses increased to $43 million as of November 30, 2025, compared with $41 million as of May 31, 2025. The increase in the allowance for credit losses was attributable to a $3 million increase in the collective allowance primarily driven by the growth in our loan portfolio. The asset-specific allowance decreased slightly as of November 30, 2025, compared with May 31, 2025, primarily due to a timing change in the expected payments on a nonperforming CFC power supply loan. Our allowance coverage ratio remained steady at 0.11% as of both November 30, 2025 and May 31, 2025.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both November 30, 2025 and May 31, 2025.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,815 million as of November 30, 2025, compared with $5,091 million as of May 31, 2025, and accounted for 16% and 15% of total debt outstanding as of November 30, 2025 and May 31, 2025. The following table provides information on our short-term borrowings as of November 30, 2025 and May 31, 2025.

Table 6.1: Short-Term Borrowings Sources

	November 30, 2025		May 31, 2025
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$2,457,142	7%	$2,206,451	7%
Commercial paper sold directly to members, at par	1,061,495	3	785,608	2
Total commercial paper	3,518,637	10	2,992,059	9
Select notes to members	1,437,847	4	1,304,240	4
Daily liquidity fund notes to members	418,830	1	343,916	1
Medium-term notes sold to members	439,633	1	451,201	1
Total short-term borrowings	$5,814,947	16%	$5,091,416	15%

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of November 30, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	November 30, 2025
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Available Amount	Maturity	Annual Facility Fee(1)
Bank revolving agreements:
3-year agreement	$50	$—	$50	November 28, 2027	7.5 bps
3-year agreement	1,695	—	1,695	November 28, 2028	7.5 bps
Total 3-year agreement	1,745	—	1,745

4-year agreement	1,755	7	1,748	November 28, 2029	10.0 bps
Total 4-year agreement	1,755	7	1,748
Total	$3,500	$7	$3,493
____________________________
(1)Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On November 12, 2025, we amended the three-year and four-year committed bank revolving line of credit agreements to (i) extend the maturity dates to November 28, 2028 and November 28, 2029, respectively, (ii) remove the credit spread adjustment in Term SOFR tenors as described in each agreement and (iii) increase commitments by $150 million under the three-year revolving credit agreement and $50 million under the four-year revolving credit agreement. Under the three-year revolving credit agreement, commitments of $50 million will continue to expire at the prior maturity date of November 28, 2027.

As of November 30, 2025, the total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of November 30, 2025; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, would result in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of November 30, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of November 30, 2025 and May 31, 2025. Long-term debt outstanding totaled $27,338 million as of November 30, 2025, compared with $27,164 million as of May 31, 2025, and accounted for 77% and 78% of total debt outstanding as of November 30, 2025 and May 31, 2025, respectively.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	November 30, 2025	May 31, 2025
Secured long-term debt:
Collateral trust bonds(1)	$6,674,000	$7,082,711
Unamortized premium (discount), net	(148,021)	(155,393)
Debt issuance costs	(29,493)	(31,616)
Total collateral trust bonds	6,496,486	6,895,702
Guaranteed Underwriter Program notes payable	6,297,899	6,456,852
Farmer Mac notes payable	3,719,828	3,780,461
Total secured notes payable	10,017,727	10,237,313
Total secured long-term debt	16,514,213	17,133,015
Unsecured long-term debt:
Medium-term notes sold through dealers	10,468,864	9,637,577
Medium-term notes sold to members	379,242	419,648
Medium term notes sold through dealers and to members	10,848,106	10,057,225
Unamortized premium (discount), net	1,808	2,641
Debt issuance costs	(26,167)	(29,180)
Total unsecured long-term debt	10,823,747	10,030,686
Total long-term debt	$27,337,960	$27,163,701
____________________________
(1)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.

Secured Debt

Long-term secured debt of $16,514 million and $17,133 million as of November 30, 2025 and May 31, 2025, respectively, represented 60% and 63% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of November 30, 2025 and May 31, 2025. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $409 million in principal amount of collateral trust bonds that matured during YTD FY2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $159 million of notes payable outstanding under the USDA Guaranteed Underwriter Program (the “Guaranteed Underwriter Program”) during YTD FY2026. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of November 30, 2025. In September 2025, we executed a commitment letter for the guarantee by RUS of an additional $450 million loan facility from the U.S.Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program.

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

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030. The agreement has successive one-year renewals upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Each borrowing is documented with a pricing agreement setting forth the interest rate, maturity date and other terms. We may select a fixed or variable rate for each advance. During YTD FY2026, we repaid $61 million in long-term notes under the Farmer Mac revolving note purchase agreement. As of November 30, 2025, $3,720 million was outstanding with $2,780 million available for borrowing. Subsequent to the quarter ended November 30, 2025, we borrowed $250 million in long-term notes payable under the Farmer Mac revolving note purchase agreement.

We are required to pledge eligible electric distribution system or electric power supply system loans as collateral at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $10,824 million and $10,031 million as of November 30, 2025 and May 31, 2025, respectively, represented 40% and 37% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During YTD FY2026, we issued dealer medium-term notes of $700 million in principal amount at a fixed interest rate of 4.15% with a term of three years and $1,025 million in principal amount at a floating interest rate with an average term of 15 months. We repaid $906 million in principal amount of dealer medium-term notes that matured during YTD FY2026.

Subsequent to the quarter ended November 30, 2025, we issued an aggregate principal amount of dealer medium-term notes totaling $1,050 million at an average fixed interest rate of 4.08% with an average term of three years.

See “Note 7—Long-Term Debt” in our 2025 Form 10-K for additional information on our various long-term debt product types.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,307 million and $1,329 million as of November 30, 2025 and May 31, 2025, respectively.

In October 2025, we redeemed $50 million in principal amount of our $300 million subordinated deferrable debt due 2043 (the “2043 Notes”), at par plus accrued interest. As a result, we recognized less than $1 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for Q2 FY2026. In December 2025, we redeemed the remaining $250 million of the 2043 Notes at par plus accrued interest and recognized $2 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations.

See “Note 8—Subordinated Deferrable Debt” in our 2025 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We typically designate the treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2025 and May 31, 2025. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average interest rate paid and the weighted-average interest rate received for our interest rate swaps as of November 30, 2025 and May 31, 2025. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

Table 9.1: Derivative Notional Amount and Weighted Average Rates

	November 30, 2025			May 31, 2025
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,369,594	2.80%	4.27%	$5,833,458	2.84%	4.54%
Receive-fixed swaps	1,366,416	4.85	3.40	1,418,777	5.08	3.39
Total interest rate swaps	$6,736,010	3.21	4.09	$7,252,235	3.28	4.32

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivatives type, recorded on our consolidated balance sheets and the related outstanding notional amount as of November 30, 2025 and May 31, 2025.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	November 30, 2025		May 31, 2025
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$460,980	$5,012,641	$555,855	$5,694,835
Total derivative assets	$460,980	$5,012,641	$555,855	$5,694,835

Derivative liabilities:
Interest rate swaps	$45,189	$1,723,369	$51,368	$1,557,400
Total derivative liabilities	$45,189	$1,723,369	$51,368	$1,557,400

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of November 30, 2025 and May 31, 2025, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 9.3: Derivative Gross and Net Amounts

	November 30, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$460,980	$—	$460,980	$43,587	$—	$417,393

Derivative liabilities:
Interest rate swaps	45,189	—	45,189	43,587	—	1,602

	May 31, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$555,855	$—	$555,855	$49,806	$—	$506,049

Derivative liabilities:
Interest rate swaps	51,368	—	51,368	49,806	—	1,562

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q2 FY2026	Q2 FY2025	YTD FY2026	YTD FY2025
Derivative gains (losses) attributable to:
Derivative cash settlements interest income(1)	$17,585	$26,406	$37,852	$58,467
Derivative forward value gains (losses)	(36,226)	82,632	(88,697)	(147,754)
Derivative gains (losses)	$(18,641)	$109,038	$(50,845)	$(89,287)
____________________________
(1) During Q2 FY2026, in connection with the redemption of the 2043 Notes, we terminated $300 million in notional amount of our pay-fixed interest rate swaps hedging the 2043 Notes. The termination resulted in an immaterial amount of settlement gains recorded in derivative gains (losses) in our consolidated statements of operations. See “Note 8—Subordinated Deferrable Debt” for details on the redemption of the 2043 Notes.

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

During YTD FY2026, Fitch and S&P affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of November 30, 2025. Moody’s, S&P and Fitch had our ratings on stable outlook as of November 30, 2025. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2025, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$16,095	$(587)	$—	$(587)
Falls below Baa1/BBB+	4,403,137	(1,105)	272,564	271,459
Falls to or below Baa2/BBB(2)	273,813	—	18,841	18,841
Total	$4,693,045	$(1,692)	$291,405	$289,713
____________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $381 million as of November 30, 2025. These swaps were in an unrealized gain position of $31 million as of November 30, 2025.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $2 million as of November 30, 2025.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both November 30, 2025 and May 31, 2025, and from AA- to BBB+ by S&P as of both November 30, 2025 and May 31, 2025. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 27% and 25% of the total outstanding notional amount of our derivatives as of November 30, 2025 and May 31, 2025, respectively. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $417 million and $506 million as of November 30, 2025 and May 31, 2025, respectively, as presented in Table 9.3 above.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—EQUITY

Total equity decreased $29 million to $3,074 million as of November 30, 2025, compared with May 31, 2025. The decrease was attributable primarily to the CFC Board of Directors’ authorized patronage capital retirements of $53 million during YTD FY2026, partially offset by our reported net income of $24 million during the period.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q2 FY2026			Q2 FY2025
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,817	$(5,052)	$(2,235)	$3,923	$(4,607)	$(684)
Realized (gains) losses reclassified to earnings	(117)	119	2	(754)	96	(658)
Ending balance	$2,700	$(4,933)	$(2,233)	$3,169	$(4,511)	$(1,342)

	YTD FY2026			YTD FY2025
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,935	$(5,171)	$(2,236)	$3,287	$(4,703)	$(1,416)
Changes in unrealized gains	—	—	—	803	—	803
Realized (gains) losses reclassified to earnings	(235)	238	3	(921)	192	(729)
Ending balance	$2,700	$(4,933)	$(2,233)	$3,169	$(4,511)	$(1,342)
____________________________
(1) Derivative gains reclassified to earnings for Q2 FY2026 and YTD FY2026 were included in the interest expense line item in our consolidated statements of operations. For Q2 FY2025 and YTD FY2025, a portion of the derivative gains reclassified to earnings was included as a component of the derivative gains (losses) line item and the remainder was reclassified to the interest expense line item in our consolidated statements of operations.
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of November 30, 2025 and May 31, 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	November 30, 2025	May 31, 2025
Guarantee type:
Long-term tax-exempt bonds(1)	$48,455	$48,455
Letters of credit(2)	916,383	978,492
Other guarantees	183,178	183,659
Total	$1,148,016	$1,210,606

Member class:
CFC:
Distribution	$506,722	$506,834
Power supply	495,465	599,766
Statewide and associate(3)	48,640	43,442
CFC total	1,050,827	1,150,042
NCSC electric	97,189	60,564
Total	$1,148,016	$1,210,606
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Includes CFC guarantees to NCSC telecom members totaling $41 million and $42 million as of November 30, 2025 and May 31, 2025, respectively.

We had guarantees outstanding totaling $1,148 million and $1,211 million as of November 30, 2025 and May 31, 2025, respectively. Guarantees under which our right of recovery from our members was not secured totaled $785 million and $781 million and represented 68% and 65% of total guarantees as of November 30, 2025 and May 31, 2025, respectively. We were not required to perform pursuant to any of our guarantee obligations during YTD FY2026 or YTD FY2025.

Long-term tax-exempt bonds of $48 million as of both November 30, 2025 and May 31, 2025, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $916 million and $978 million as of November 30, 2025 and May 31, 2025, respectively, $289 million and $356 million were secured as of each respective date. The maturities for the outstanding letters of credit as of November 30, 2025 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2025, we may be required to issue up to an additional $110 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2025. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The maximum potential exposure for other guarantees was $183 million and $184 million as of November 30, 2025 and May 31, 2025, respectively, of which $25 million was secured as of both November 30, 2025 and May 31, 2025. The maturities for these other guarantees listed in the table above extend through calendar year 2026.

In addition to the guarantees described above, we were also the liquidity provider for $48 million of variable-rate tax-exempt bonds as of both November 30, 2025 and May 31, 2025, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during YTD FY2026 or YTD FY2025.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $13 million and $14 million as of November 30, 2025 and May 31, 2025, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified since January 1, 2003 and accounts for the substantial majority of our guarantee liability, totaled $12 million and $13 million as of November 30, 2025 and May 31, 2025, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of November 30, 2025 and May 31, 2025. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	November 30, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$304,453	$304,453	$304,453	$—	$—
Restricted cash	8,492	8,492	8,492	—	—
Equity securities, at fair value	10,634	10,634	10,634	—	—
Debt securities trading, at fair value	47,896	47,896	—	47,896	—
Deferred compensation investments	8,858	8,858	8,858	—	—
Loans to members, net	37,798,867	35,638,548	—	—	35,638,548
Accrued interest receivable	282,749	282,749	—	282,749	—
Derivative assets	460,980	460,980	—	460,980	—
Total financial assets	$38,922,929	$36,762,610	$332,437	$791,625	$35,638,548

Liabilities:
Short-term borrowings	$5,814,947	$5,818,916	$—	$5,818,916	$—
Long-term debt	27,337,960	27,051,955	—	17,401,455	9,650,500
Accrued interest payable	295,283	295,283	—	295,283	—
Guarantee liability	12,955	14,072	—	—	14,072
Derivative liabilities	45,189	45,189	—	45,189	—
Deferred compensation liability	8,858	8,858	8,858	—	—
Subordinated deferrable debt	1,306,608	1,323,257	234,150	1,089,107	—
Members’ subordinated certificates	1,136,588	1,136,588	—	—	1,136,588
Total financial liabilities	$35,958,388	$35,694,118	$243,008	$24,649,950	$10,801,160

	May 31, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,712	$134,712	$134,712	$—	$—
Restricted cash	8,410	8,410	8,410	—	—
Equity securities, at fair value	11,252	11,252	11,252	—	—
Debt securities trading, at fair value	113,663	113,663	—	113,663	—
Deferred compensation investments	8,019	8,019	8,019	—	—
Loans to members, net	37,039,363	34,113,178	—	—	34,113,178
Accrued interest receivable	270,222	270,222	—	270,222	—
Derivative assets	555,855	555,855	—	555,855	—
Total financial assets	$38,141,496	$35,215,311	$162,393	$939,740	$34,113,178

Liabilities:
Short-term borrowings	$5,091,416	$5,094,451	$—	$5,094,451	$—
Long-term debt	27,163,701	26,415,950	—	16,737,855	9,678,095
Accrued interest payable	294,917	294,917	—	294,917	—
Guarantee liability	14,396	15,321	—	—	15,321
Derivative liabilities	51,368	51,368	—	51,368	—
Deferred compensation liability	8,019	8,019	8,019	—	—
Subordinated deferrable debt	1,329,485	1,341,974	238,620	1,103,354	—
Members’ subordinated certificates	1,184,714	1,184,714	—	—	1,184,714
Total financial liabilities	$35,138,016	$34,406,714	$246,639	$23,281,945	$10,878,130

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2025 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during YTD FY2026 or YTD FY2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of November 30, 2025 and May 31, 2025, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during YTD FY2026 or YTD FY2025.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	November 30, 2025			May 31, 2025
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$10,634	$—	$10,634	$11,252	$—	$11,252
Debt securities trading, at fair value	—	47,896	47,896	—	113,663	113,663
Deferred compensation investments	8,858	—	8,858	8,019	—	8,019
Derivative assets	—	460,980	460,980	—	555,855	555,855

Liabilities:
Derivative liabilities	$—	$45,189	$45,189	$—	$51,368	$51,368
Deferred compensation liability	8,858	—	8,858	8,019	—	8,019

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during YTD FY2026 or YTD FY2025.

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

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of November 30, 2025 and May 31, 2025.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	November 30, 2025	May 31, 2025
Assets:
Loans outstanding	$1,741,753	$1,654,228
Other assets	35,542	16,111
Total assets	$1,777,295	$1,670,339

Liabilities:
Total liabilities	$14,929	$15,114

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of November 30, 2025 and May 31, 2025.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC

	November 30, 2025	May 31, 2025
(Dollars in thousands)
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,734,986	1,640,372
Credit enhancements:
CFC third-party guarantees	97,189	60,564
Other credit enhancements	1,412	1,275
Total credit enhancements(2)	98,601	61,839
Total outstanding commitments	1,833,587	1,702,211
CFC credit commitments available	$3,166,413	$3,297,789
____________________________
(1)Intercompany borrowings payable by NCSC to CFC as of November 30, 2025 and May 31, 2025 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC has access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $99 million as of November 30, 2025. The maturities for obligations guaranteed by CFC extend through 2043.

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

Segment Results and Reconciliation

The following tables display segment results of operations for Q2 FY2026, YTD FY2026, Q2 FY2025 and YTD FY2025, assets attributable to each segment as of November 30, 2025 and November 30, 2024 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q2 FY2026
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$443,148	$23,084	$466,232	$—	$(20,558)	$445,674
Interest expense	(373,574)	(20,650)	(394,224)	—	20,558	(373,666)
Derivative cash settlements interest income (expense)	17,631	(46)	17,585	(17,585)	—	—
Interest expense(3) (4)	(355,943)	(20,696)	(376,639)	(17,585)	20,558	(373,666)
Net interest income	87,205	2,388	89,593	(17,585)	—	72,008
Provision for credit losses	(1,221)	(527)	(1,748)	—	527	(1,221)
Net interest income after provision for credit losses	85,984	1,861	87,845	(17,585)	527	70,787
Non-interest income (loss):
Fee and other income	8,173	2,051	10,224	—	(3,537)	6,687
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	17,585	—	17,585
Derivative forward value losses	—	—	—	(36,226)	—	(36,226)
Derivative losses	—	—	—	(18,641)	—	(18,641)
Investment securities losses	(1,027)	—	(1,027)	—	—	(1,027)
Total non-interest income (loss)	7,146	2,051	9,197	(18,641)	(3,537)	(12,981)
Non-interest expense:
Salaries and employee benefits(3)	(19,197)	(65)	(19,262)	—	—	(19,262)
Consulting(3)	(2,286)	(43)	(2,329)	—	—	(2,329)
Depreciation and amortization(3)	(3,342)	—	(3,342)	—	—	(3,342)
Other non-interest expense(5)	(12,424)	(3,895)	(16,319)	—	3,010	(13,309)
Total non-interest expense	(37,249)	(4,003)	(41,252)	—	3,010	(38,242)
Income (loss) before income taxes	55,881	(91)	55,790	(36,226)	—	19,564
Income tax provision	—	(6)	(6)	—	—	(6)
Net income (loss)(6)	$55,881	$(97)	$55,784	$(36,226)	$—	$19,558

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q2 FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$417,566	$21,852	$439,418	$—	$(19,541)	$419,877
Interest expense	(354,385)	(19,599)	(373,984)	—	19,541	(354,443)
Derivative cash settlements interest income	26,401	5	26,406	(26,406)	—	—
Interest expense(3) (4)	(327,984)	(19,594)	(347,578)	(26,406)	19,541	(354,443)
Net interest income	89,582	2,258	91,840	(26,406)	—	65,434
Benefit (provision) for credit losses	(870)	183	(687)	—	(183)	(870)
Net interest income after benefit (provision) for credit losses	88,712	2,441	91,153	(26,406)	(183)	64,564
Non-interest income:
Fee and other income	7,020	561	7,581	—	(2,157)	5,424
Derivative gains:
Derivative cash settlements interest income	—	—	—	26,406	—	26,406
Derivative forward value gains	—	—	—	82,632	—	82,632
Derivative gains	—	—	—	109,038	—	109,038
Investment securities gains	2,097	—	2,097	—	—	2,097
Total non-interest income	9,117	561	9,678	109,038	(2,157)	116,559
Non-interest expense:
Salaries and employee benefits(3)	(17,377)	(62)	(17,439)	—	—	(17,439)
Consulting(3)	(3,409)	(97)	(3,506)	—	—	(3,506)
Depreciation and amortization(3)	(3,167)	—	(3,167)	—	—	(3,167)
Other non-interest expense(5)	(11,610)	(2,792)	(14,402)	—	2,340	(12,062)
Total non-interest expense	(35,563)	(2,951)	(38,514)	—	2,340	(36,174)
Income before income taxes	62,266	51	62,317	82,632	—	144,949
Income tax provision	—	(146)	(146)	—	—	(146)
Net income (loss)(6)	$62,266	$(95)	$62,171	$82,632	$—	$144,803

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2026
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$887,893	$46,035	$933,928	$—	$(40,808)	$893,120
Interest expense	(749,951)	(40,992)	(790,943)	—	40,808	(750,135)
Derivative cash settlements interest income (expense)	37,925	(73)	37,852	(37,852)	—	—
Interest expense(3) (4)	(712,026)	(41,065)	(753,091)	(37,852)	40,808	(750,135)
Net interest income	175,867	4,970	180,837	(37,852)	—	142,985
Provision for credit losses	(2,808)	(1,029)	(3,837)	—	1,029	(2,808)
Net interest income after provision for credit losses	173,059	3,941	177,000	(37,852)	1,029	140,177
Non-interest income (loss):
Fee and other income	16,618	4,142	20,760	—	(6,998)	13,762
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	37,852	—	37,852
Derivative forward value losses	—	—	—	(88,697)	—	(88,697)
Derivative losses	—	—	—	(50,845)	—	(50,845)
Investment securities gains	418	—	418	—	—	418
Total non-interest income (loss)	17,036	4,142	21,178	(50,845)	(6,998)	(36,665)
Non-interest expense:
Salaries and employee benefits(3)	(39,103)	(135)	(39,238)	—	—	(39,238)
Consulting(3)	(4,894)	(85)	(4,979)	—	—	(4,979)
Depreciation and amortization(3)	(6,736)	—	(6,736)	—	—	(6,736)
Other non-interest expense(5)	(26,439)	(7,863)	(34,302)	—	5,969	(28,333)
Total non-interest expense	(77,172)	(8,083)	(85,255)	—	5,969	(79,286)
Income before income taxes	112,923	—	112,923	(88,697)	—	24,226
Income tax benefit	—	14	14	—	—	14
Net income(6)	$112,923	$14	$112,937	$(88,697)	$—	$24,240

	November 30, 2025
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$37,817,957	$1,741,753	$39,559,710	$—	$(1,734,986)	$37,824,724
Deferred loan origination costs	17,566	—	17,566	—	—	17,566
Loans to members	37,835,523	1,741,753	39,577,276	—	(1,734,986)	37,842,290
Less: Allowance for credit losses	(43,423)	(6,615)	(50,038)	—	6,615	(43,423)
Loans to members, net	37,792,100	1,735,138	39,527,238	—	(1,728,371)	37,798,867
Other assets	1,285,394	42,157	1,327,551	—	(19,267)	1,308,284
Total assets	$39,077,494	$1,777,295	$40,854,789	$—	$(1,747,638)	$39,107,151

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	YTD FY2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$833,285	$43,838	$877,123	$—	$(39,127)	$837,996
Interest expense	(710,801)	(39,229)	(750,030)	—	39,127	(710,903)
Derivative cash settlements interest income	58,417	50	58,467	(58,467)	—	—
Interest expense(3) (4)	(652,384)	(39,179)	(691,563)	(58,467)	39,127	(710,903)
Net interest income	180,901	4,659	185,560	(58,467)	—	127,093
Provision for credit losses	(1,823)	(517)	(2,340)	—	517	(1,823)
Net interest income after provision for credit losses	179,078	4,142	183,220	(58,467)	517	125,270
Non-interest income (loss):
Fee and other income	14,094	2,208	16,302	—	(5,210)	11,092
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	58,467	—	58,467
Derivative forward value losses	—	—	—	(147,754)	—	(147,754)
Derivative losses	—	—	—	(89,287)	—	(89,287)
Investment securities gains	6,228	—	6,228	—	—	6,228
Total non-interest income (loss)	20,322	2,208	22,530	(89,287)	(5,210)	(71,967)
Non-interest expense:
Salaries and employee benefits(3)	(34,505)	(122)	(34,627)	—	—	(34,627)
Consulting(3)	(7,454)	(139)	(7,593)	—	—	(7,593)
Depreciation and amortization(3)	(6,160)	—	(6,160)	—	—	(6,160)
Other non-interest expense(5)	(23,412)	(5,685)	(29,097)	—	4,693	(24,404)
Total non-interest expense	(71,531)	(5,946)	(77,477)	—	4,693	(72,784)
Income (loss) before income taxes	127,869	404	128,273	(147,754)	—	(19,481)
Income tax provision	—	(42)	(42)	—	—	(42)
Net income (loss)(6)	$127,869	$362	$128,231	$(147,754)	$—	$(19,523)

	November 30, 2024
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$35,584,699	$1,588,218	$37,172,917	$—	$(1,574,343)	$35,598,574
Deferred loan origination costs	15,192	—	15,192	—	—	15,192
Loans to members	35,599,891	1,588,218	37,188,109	—	(1,574,343)	35,613,766
Less: Allowance for credit losses	(50,549)	(6,517)	(57,066)	—	6,517	(50,549)
Loans to members, net	35,549,342	1,581,701	37,131,043	—	(1,567,826)	35,563,217
Other assets	1,536,226	31,188	1,567,414	—	(18,149)	1,549,265
Total assets	$37,085,568	$1,612,889	$38,698,457	$—	$(1,585,975)	$37,112,482
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
(6)Net income (loss) presented at the segment level is adjusted to exclude derivative forward value gains (losses) and is the primary measure used regularly by our CODM to evaluate segment financial performance and allocate resources between segments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 3 dated as of November 12, 2025 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2028.
10.2*	—	Amendment No. 3 dated as of November 12, 2025 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2029.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: January 13, 2026

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Chief Accounting Officer (Principal Accounting Officer)