Form 10-K
period 2026-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2026-07-31
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 5/31/2026
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
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer   ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officer's during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The Registrant is a tax-exempt cooperative and therefore does not issue capital stock.

i

ii

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income and TIER	27
2	Reconciliation of Net Income	28
3	Adjusted Net Income and Adjusted TIER	29
4	Reconciliation of Adjusted Net Income	29
5	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	34
6	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	36
7	Non-Interest Income (Loss)	38
8	Derivative Gains (Losses)	39
9	Comparative Swap Curves	40
10	Non-Interest Expense	40
11	Loans—Outstanding Amount by Member Class and Loan Type	42
12	Debt—Debt Product Types	43
13	Debt—Total Debt Outstanding and Weighted-Average Interest Rates	45
14	Debt—Member Investments	46
15	Equity	47
16	Loans—Loan Portfolio Security Profile	51
17	Loans—Loan Exposure to 20 Largest Borrowers	52
18	Loans—Loan Geographic Concentration	54
19	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	57
20	Available Liquidity	59
21	Liquidity Coverage Ratios	60
22	Committed Bank Revolving Line of Credit Agreements	62
23	Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates	64
24	Short-Term Borrowings—Funding Sources	64
25	Long-Term and Subordinated Debt— Issuances and Repayments	65
26	Collateral Pledged	66
27	Loans—Unencumbered Loans	66
28	Loans—Scheduled Principal Payments	67
29	Contractual Obligations	68
30	Projected Long-Term Sources and Uses of Funds	69
31	Credit Ratings	69
32	Interest Rate Sensitivity Analysis	72
33	Adjusted Net Income	77
34	TIER and Adjusted TIER	77
35	Adjusted Total Debt Outstanding and Equity	79
36	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	79
37	Members’ Equity	80

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (“this Report” or “2026 Form 10-K”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “target,” “believe,” “expect,” “forecast,” “continue,” “potential,” “opportunity,” “outlook” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, fluctuations in interest rates and market volatility, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

CFC

CFC is a member-owned, finance cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members and associates with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems providing reliable, affordable power to the customers they serve. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code and is a nonprofit cooperative association in the District of Columbia. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain noncash accounting entries, to (i) a cooperative educational fund; (ii) a general reserve, if necessary; (iii) members based on each member’s patronage of CFC’s loan programs during the year; and (iv) a members’ capital reserve. CFC funds its activities primarily through a combination of public and private issuances of debt securities, member investments and retained equity. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC cannot issue equity securities.

NCSC

NCSC, doing business as Utility Capital Solutions, is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financial services for the benefit of its members and associates, which consist of two classes: NCSC electric and NCSC telecommunications. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to, Class A, B and C members of CFC. NCSC telecommunications members and associates consist of rural telecommunications members and their affiliates. See “Members” below for a description of our member classes. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company organized and incorporated in 2021 in Delaware and a wholly owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to, certain rural utility providers.

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

Focus on Electric Lending

As a member-owned finance cooperative association, our primary objective is to provide our members with the credit products they need to fund their operations. As such, we primarily focus on lending to electric systems and securing access to capital through diverse funding sources that allow us to offer cost based credit products to our members. Loans to electric utility organizations accounted for approximately 98% of our total loans outstanding as of both May 31, 2026 and 2025. Substantially all of our electric cooperative borrowers continued to demonstrate stable operating performance and strong financial ratios as of May 31, 2026.

Maintain Diversified Funding Sources

We strive to maintain diversified funding sources beyond capital market offerings of debt securities. We offer various short- and long-term unsecured investment products to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We continue to issue debt securities, such as secured collateral trust bonds, unsecured medium-term notes, subordinated deferrable interest notes and dealer commercial paper, in the capital markets. We also have access to funds through bank revolving line of credit arrangements, government-guaranteed programs such as funding from the Federal Financing Bank that is guaranteed by RUS through the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”), as well as a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). We provide additional information on our funding sources in “Item 7. MD&A—Liquidity Risk.”

MEMBERS

Our consolidated membership, after taking into consideration entities that are members of both CFC and NCSC and eliminating overlapping members between CFC and NCSC, totaled 1,182 members and 559 associates as of May 31, 2026, compared with 1,176 members and 540 associates as of May 31, 2025.

CFC

CFC lends to its members and associates and also provides credit enhancements in the form of letters of credit and guarantees of debt obligations. Membership in CFC is limited to cooperative or not-for-profit rural electric systems that are eligible to borrow from RUS under its Electric Loan Program and affiliates of those entities. CFC categorizes its members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities, into classes based on member type because the demands and needs of each member class differ. Affiliates represent holding companies, subsidiaries and other entities that are owned, controlled or operated by members. Members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC membership consists of members in 50 states and three U.S. territories. In addition to members, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. Associates are not eligible to vote on matters put to a vote of the membership. CFC’s members, by member class, and associates were as follows as of May 31, 2026.

	CFC Member
Member Type	Class	May 31, 2026
Distribution systems	A	844
Power supply systems	B	68
Statewide and regional associations, including NCSC	C	61
National association of cooperatives(1)	D	1
Total CFC members		974
Associates		44
Total CFC members and associates		1,018
____________________________
(1)National Rural Electric Cooperative Association is our sole class D member.

NCSC

Membership in NCSC consists of two classes: Class E (Electric) and Class T (Telecommunications). Class E membership includes organizations that are Class A, B and C members of CFC, or eligible for such membership, and are approved for membership by the NCSC Board of Directors. Class E associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by, or provide significant benefit to, Class A, B and C members of CFC. Class T membership includes cooperative corporations, not-for-profit corporations, private corporations, public corporations, utility districts and other public bodies that are approved by the

NCSC Board of Directors and are actively borrowing or are eligible to borrow from RUS’s traditional infrastructure loan program. These companies must be engaged directly or indirectly in furnishing telephone services as the licensed incumbent carrier. Class T associates include organizations that provide non-telephone or non-telecommunications companies and holding companies, subsidiaries and other organizations that are owned, controlled or operated by Class T members. NCSC’s members and associates were as follows as of May 31, 2026.

	CFC Member
Member Type	Class	May 31, 2026
Class E
Distribution systems	A	458
Power supply systems	B	3
Statewide associations	C	7
Class T		208
Associates		515
Total NCSC members and associates		1,191

LOAN AND GUARANTEE PROGRAMS

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

Line of Credit Loans

Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities. Certain line of credit loans may require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are generally unsecured and may be conditional or unconditional facilities.

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

Syndicated Line of Credit and Term Loans

Syndicated line of credit and term loans are typically large financings offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, variable-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financings are arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and/or administrative agent for the syndicated loans. CFC will syndicate these loans on a best-effort basis.

NCSC Electric Loan Programs

NCSC makes loans to electric cooperatives and their subsidiaries that provide non-electric services in the energy and telecommunication industries as well as to entities that provide substantial benefit to CFC members, including independent energy and transmission providers and investor-owned utilities. Loans to NCSC associates may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

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

Leases

NCSC offers both its electric and telecommunications members and associates equipment financing for leased assets, such as vehicles, with flexible payment terms and the option to purchase the equipment for a Terminal Rental Adjustment Clause value at the end of the lease term. CFC unconditionally guarantees full payment to NCSC for amounts equal to any losses in financing leased assets to its members pursuant to a guarantee agreement with NCSC.

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

Private Placements

Cooperative Securities, NCSC’s wholly owned subsidiary, offers institutional debt placement services to rural electric cooperatives, including NCSC’s electric members and associates. These services may include advising, arranging and structuring private debt financing transactions. Cooperative Securities received an approval to provide services related to debt financing transactions conducted pursuant to Rule 144A of the Securities Act from the Financial Industry Regulatory Authority (“FINRA”) in May 2026.

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

We provide additional information on our guarantee programs and outstanding guarantee amounts as of May 31, 2026 and 2025 in “Note 13—Guarantees.”

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

INDUSTRY

Overview

Our rural electric cooperative members operate primarily in the energy sector, which is one of 16 critical infrastructure sectors identified by the U.S. government because the services provided by each sector, all of which have an impact on other sectors, are deemed essential in supporting and maintaining the overall functioning of the U.S. economy. Rural electric cooperatives are an integral part of the U.S. electric utility industry, a sub-sector of the energy sector. According to a report published in April 2026 by the National Rural Electric Cooperative Association (“NRECA”), electric cooperatives serve as power providers for approximately 42 million people, including over 23 million businesses, homes, schools and farms across 48 states. Electric cooperatives provide power to approximately 56% of the nation’s land mass.

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

Electric Cooperative Industry Trends and Developments

Emerging developments and trends in the electric cooperative sector continue to present opportunities and challenges for our electric cooperative members and influence the demand for capital and credit products we provide. These trends include (i) changing federal regulatory and financing landscape; (ii) increased electricity demand, large-load development and capital investments; (iii) supply chain and equipment constraints; and (iv) grid reliability and resiliency.

Changing Federal Regulatory and Financing Landscape

Recent federal actions have, on balance, been supportive of the baseload generation resources our members rely on. The One Big Beautiful Bill Act, enacted in July 2025, phased out or terminated several clean energy tax credits established under the 2022 Inflation Reduction Act, particularly for wind and solar, while largely preserving incentives for battery storage, clean fuels and carbon capture. The Department of Energy has tailored several loan programs to bolster coal, natural gas and nuclear generation, and the current administration has announced significant funding initiatives intended to keep existing coal generation assets in service to support electric reliability needs.

In addition, recent federal policy actions have reflected a broader emphasis on domestic energy production, electric reliability, and energy infrastructure development. On February 12, 2026, the U.S. Environmental Protection Agency repealed existing limits on greenhouse gas emissions from coal and gas-fired power plants promulgated under Section 111 of the Clean Air Act. This action may reduce compliance requirements for certain generating facilities, affect generation resource planning and retirement decisions, and influence the economics of existing and future generation assets. Cooperative leaders have also engaged with the current administration through initiatives such as the Energy Dominance Council, which may provide additional opportunities for cooperative priorities to be considered in future policy discussions.

Efforts to enact comprehensive permitting reform have continued, although a comprehensive legislative package has not been enacted and permitting timelines for major transmission projects remain largely unchanged. The current administration and Congress have also continued to evaluate potential reforms to the Federal Emergency Management Agency (“FEMA”), including proposals to restructure the agency, streamline disaster assistance programs and accelerate the delivery of federal aid. Electric cooperatives rely on FEMA reimbursement programs to recover a large portion of the costs incurred to restore and strengthen infrastructure following severe weather events. While broader reforms remain under consideration, cooperatives continue to receive FEMA reimbursements for eligible restoration and infrastructure hardening expenditures.

Federal financing programs, including traditional RUS electric loan programs and the Empowering Rural America (“New ERA”) and Powering Affordable Clean Energy (“PACE”) programs, continue to represent a significant source of capital for electric cooperatives. While many projects have received approvals or funding commitments, program implementation continues to evolve, and timing gaps between award and disbursement are expected to continue to generate demand for interim and bridge financing from CFC.

Increased Electricity Demand, Large-Load Development and Capital Investments

According to S&P Global Inc., electricity demand is forecasted to grow substantially across all U.S. regions through 2040, driven primarily by new data centers and manufacturing, followed by broader electrification.

According to the North American Electric Reliability Corporation (“NERC”) 2025 Long-Term Reliability Assessment that was published in January 2026, summer peak demand is projected to increase by approximately 224 gigawatts (“GW”) over the next 10 years, 69% higher than the prior year’s projection of 132 GW. Winter peak demand is projected to grow by approximately 245 GW over the same period, continuing to outpace summer and exceed prior-year projections. New data centers for artificial intelligence (“AI”) and the digital economy account for most of the projected increase in North American electricity demand over the next 10 years.

While a number of electric cooperatives currently serve data centers or cryptocurrency mining facilities, many proposed large-load projects remain in evaluation or negotiation and have not yet resulted in definitive service agreements. Cooperatives are managing associated risks through upfront infrastructure contributions, prepaid service arrangements, deposits, minimum revenue commitments and other contractual protections. Management does not believe data center-related development has, to date, materially contributed to recent loan growth, although successful project development could drive significant future infrastructure investment and corresponding demand for capital from CFC.

Generation and transmission (“G&T”) cooperatives are experiencing one of the largest capital investment cycles in recent decades, driven by native load growth, reserve margin requirements, resource adequacy needs and reliability concerns. These investments are primarily intended to serve existing member load rather than support data center development. Many G&Ts are financing these projects through a combination of CFC, the capital markets, commercial lenders and RUS, and often require interim financing to bridge RUS approval and funding timelines.

Supply Chain and Equipment Constraints

Many electric cooperatives continue to face extended lead times for gas turbines, transformers, switchgear and other critical equipment, which have increased project costs, delayed construction schedules and lengthened the duration of financing our members require.

Grid Reliability and Resiliency

The 2026 Long-Term Reliability Assessment by NERC highlights reliability concerns across portions of the United States driven by growing electricity demand, the retirement of certain dispatchable generation resources and challenges associated with bringing new resources online. Extreme weather events, including hurricanes, winter storms, heat waves and wildfires, continue to strain electric infrastructure and have required substantial investment to repair, replace and upgrade affected assets. In response, electric cooperatives are increasing investments in system hardening, grid modernization and other resiliency measures, which may increase demand for capital from CFC.

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

Primary Lending Competitors

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options our members are able to obtain from these sources. We attempt to minimize the impact of competition by offering a variety of loan options and value-added services and by leveraging the strong relationships we have developed with most of our members over the past 57 years. In addition to leveraging these working relationships, we differentiate ourselves from other financial institutions by focusing on customer service and product flexibility. We also allocate substantially all net earnings to members (i) in the form of patronage capital, which reduces our members’ effective cost of borrowing, and (ii) through the members’ capital reserve. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, rate studies, publications and various conferences, meetings, facilitation services and training workshops.

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

Based on financial data submitted to us by our electric utility members, we present the long-term debt outstanding to CFC by member class, RUS and other lenders in the electric cooperative industry as of December 31, 2025 and 2024 in the table below. The data presented as of December 31, 2025 were based on information reported by 803 distribution systems and 53 power supply systems. The data presented as of December 31, 2024 were based on information reported by 807 distribution systems and 52 power supply systems.

	December 31,
	2025		2024
(Dollars in thousands)	Debt Outstanding	% of Total	Debt Outstanding	% of Total
Total long-term debt reported by members:(1)
Distribution	$74,454,171		$70,171,733
Power supply	58,039,272		54,140,111
Less: Long-term debt funded by RUS	(58,078,590)		(54,346,548)
Members’ non-RUS long-term debt	$74,414,853		$69,965,296

Funding sources of members’ long-term debt:
Long-term debt funded by CFC by member class:
Distribution	$26,496,553	36%	$25,487,966	37%
Power supply	5,436,085	7	5,091,415	7
Long-term debt funded by CFC	31,932,638	43	30,579,381	44
Long-term debt funded by other lenders	42,482,215	57	39,385,915	56
Members’ non-RUS long-term debt	$74,414,853	100%	$69,965,296	100%
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

As a member of FINRA, Cooperative Securities is subject to FINRA rules and regulations pertaining to broker-dealers and their customer-related activities.

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

HUMAN CAPITAL MANAGEMENT

CFC’s success in providing industry expertise and responsive service to meet the needs of our members across the United States is dependent on the quality of service provided by our employees and their relationships with our members. We therefore strive to align our human capital management strategy with our member-focused mission and core values of service, integrity and excellence. Our objectives are (i) to attract, develop and retain a highly qualified workforce with backgrounds and experience in multiple areas whose skills and strengths are consistent with CFC’s mission, and (ii) to create an engaged and collaborative work culture, which we believe is critical to deliver exceptional service to our members.

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

We use a variety of methods to attract talent, including direct sourcing, recruitment job boards, a referral bonus program and targeted industry-related job posting sites. When appropriate, we engage with recruiting firms to ensure that we have surveyed a broad scope of active and passive candidates for certain critical positions. We strive to ensure that CFC’s employment value proposition reflects a mission-driven cooperative so that we can attract individuals who are highly engaged with our vision to be our members’ most trusted financial resource. In fiscal year 2026, we focused on assessing current total rewards offered to employees and identifying areas of opportunity to strengthen our competitiveness and ability to retain talent. We welcomed 33 new hires this fiscal year and employed 320 staff members as of May 31, 2026, all located in the United States. The majority of our workforce is headquartered in Dulles, Virginia.

Because many of our business operations involve significant member-facing interaction with a relatively stable base of long-standing member-borrowers, we place a priority on the retention of high-performing employees who have extensive, in-depth experience serving the needs of our members. Our turnover rate for fiscal year 2026 was 9.7%. Our average employee tenure was eight years with roughly one third of the workforce having more than 10 years of service with CFC.

Employee Engagement and Development

CFC recognizes the value of a connected and collaborative workplace that fosters strong relationships, encourages knowledge sharing, and creates meaningful opportunities for employee growth and development. With the majority of employees located at our headquarters, team members benefit from regular interaction with colleagues, leaders, and subject matter experts, supporting engagement, mentorship, and professional development across the organization.

In fiscal year 2026, CFC maintained a company-wide Learning and Development program designed to build a highly capable and agile workforce aligned to business priorities. The fourth quadrant of our balanced corporate scorecard focused on process improvement, data analytics, and AI. This effort included the delivery of targeted educational sessions and workshops designed to build enterprise-wide capabilities in these areas, encouraging employees to leverage emerging technologies to improve efficiency and enhance member outcomes. The program also promoted cross-functional collaboration and innovation by engaging employees across functions and levels, helping to surface internal expertise and drive continuous improvement. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive” for additional information about our corporate scorecard.

Our approach to learning and development emphasizes a talent-based learning strategy that equips employees with job-relevant capabilities and leadership skills while fostering continuous growth. Through a combination of structured training, digital learning platforms, and external development opportunities, including professional certifications and industry programs, employees are supported in strengthening both technical expertise and critical skills such as communication, problem solving, and leadership.

CFC continues to expand and refine its development offerings to support both individual growth and organizational priorities. Employees have access to a wide variety of training resources, including curated learning content, knowledge-sharing forums, and opportunities such as Toastmasters, which reinforce communication and leadership skills. These programs are complemented by ongoing learning communications and development initiatives that help employees stay current with evolving industry trends and business needs, reinforcing a strong culture of learning, adaptability, and performance excellence.

Compensation and Benefits Packages

Attracting, developing, rewarding and retaining high-level talent is a key component of our human capital objectives, so we seek to provide a competitive total rewards package consisting of base pay, an annual incentive opportunity, and benefits packages. CFC’s compensation program includes a base salary range structure to provide flexibility in meeting labor market demands and the ability to differentiate pay based on experience and performance. The salary ranges are structured in zones aligned with median market pay for the positions in each zone. We continuously evaluate and adjust our merit increase budget in order to retain and attract exceptional staff in a highly competitive talent market.

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

As a values-based financial services cooperative, CFC is engaged in sustaining our environment across multiple fronts—from our Leadership in Energy and Environmental Design Gold-certified building and 42-acre ecofriendly campus that serves as CFC’s headquarters, to the renewable energy projects we’ve helped finance for the electric cooperative network. CFC’s members are moving forward with renewable energy adoption, and we continue to support them by funding renewable energy initiatives that will help build out greater renewable infrastructure in the United States. CFC had loans outstanding for renewable energy projects of approximately $463 million and $450 million as of May 31, 2026 and 2025, respectively.

CFC currently has $800 million in sustainability bonds outstanding as of May 31, 2026. The bonds were issued under a Sustainability Bond Framework that aligned with the Sustainability Bond Guidelines, as administered by the International Capital Markets Association and the proceeds were used to finance or refinance projects to enhance access to broadband services and renewable energy projects that provide positive environmental and social impact in rural America. Today, CFC is proud to support electric cooperatives by providing approximately $3,455 million in outstanding loans to support broadband expansion. These efforts have opened new opportunities in many rural communities by providing first-ever access to affordable high-speed internet services.

True to our core values of service, integrity and excellence, CFC continues to help electric cooperatives support the communities that created them, whether it’s through contributions from the CFC Educational Fund or helping them access capital from the USDA’s Rural Economic Development Loan and Grant (“REDL&G”) program, which fosters economic development. Over the past 20 years, CFC has contributed an estimated $281 million to the REDL&G program.

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
As a lender, our primary credit risk arises from the extension of credit to borrowers. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. Loans outstanding to electric utility organizations represented approximately 98% of our total loans outstanding as of May 31, 2026. We had 903 borrowers with loans outstanding as of May 31, 2026, and our 20 largest borrowers accounted for 19% of total loans outstanding as of May 31, 2026. The largest total exposure to a single borrower or controlled group represented 1% of total loans outstanding as of May 31, 2026. Texas historically has had the largest number of borrowers with loans outstanding and the largest loan concentration in any one state. Loans outstanding to Texas borrowers represented 17% of total loans outstanding as of May 31, 2026.

We face the risk that the principal of, or interest on, a loan will not be paid on a timely basis or at all or that the value of any underlying collateral securing a loan will be insufficient to cover our outstanding exposure. A deterioration in the financial condition of a borrower or underlying collateral could impair the ability of a borrower to repay a loan or our ability to recover unpaid amounts from the underlying collateral. We maintain an internal borrower risk rating system in which we assign a rating to each borrower and credit facility that is intended to reflect the ability of a borrower to repay its obligations and assess the probability of default and loss given default. The borrower risk rating system comprises both quantitative metrics and qualitative considerations. Each component is risk weighted in accordance with its importance. Unforeseen events and developments that affect specific borrowers or that occur in a region where we have a high concentration of credit risk may result in risk rating downgrades. Such an event may result in an increase in any or all of the following: in the allowance for credit losses; delinquent, nonaccrual and criticized loans; net charge-offs; and our credit risk.

We establish an allowance for credit losses based on management’s current estimate of credit losses that are expected to occur over the remaining life of the loans in our portfolio. Because the process for determining our allowance for credit losses requires informed judgments about the ability of borrowers to repay their loans, we identify the estimation of our allowance for credit losses as a critical accounting estimate. Our borrower risk ratings are a key input in establishing our allowance for credit losses. Therefore, the deterioration in the financial condition of a borrower may result in a significant increase in our allowance for credit losses and provision for credit losses and may have a material adverse impact on our results of operations, financial condition and liquidity. In addition, we might underestimate expected credit losses and have credit losses in excess of the established allowance for credit losses if we fail to timely identify a deterioration in a borrower’s financial condition or due to other factors. These other factors may include the possibility that the methodologies and processes we use to assign borrower risk ratings and make judgments in extending credit to our borrowers do not accurately capture the level of our credit risk exposure or our historical loss experience, and therefore proves to be not indicative of our expected future losses.

Adverse changes, developments or uncertainties in the rural electric utility industry could adversely impact the operations or financial performance of our member electric cooperatives, which, in turn, could have an adverse impact on our financial results.
As a member‑owned finance cooperative, we lend primarily to our rural electric utility cooperative members, which is the primary source of our revenue. This results in a loan portfolio with single‑industry concentration; loans to rural electric utility cooperatives accounted for approximately 98% of our total loans outstanding as of May 31, 2026. While we historically have experienced limited defaults and very low credit losses in this portfolio, adverse developments affecting our members could result in risk rating downgrades, an increase in our allowance for credit losses and a decrease in our net income.

Factors that could negatively impact our members’ operations and financial performance include, but are not limited to:

•The price and availability of distributed energy resources, and whether those resources are sufficient to serve peak electric demand;
•The operational reliability and resilience of their power grids;
•Cyber‑related incidents or other breaches of their operating systems and network infrastructure;
•Evolving local, state and federal environmental laws, regulations and expectations, including those related to managing greenhouse gas emissions (with the potential for stranded assets), which may increase compliance costs and expose our members to liability; and
•Extreme weather events, such as hurricanes, tornadoes and wildfires, including conditions associated with climate change, that damage member assets and increase power supply and operating costs.

Individually or in combination, these factors could result in declining sales, higher operating costs and deterioration in the financial performance of our members and the value of the collateral securing their loans, impairing their ability to repay us. Although we believe our members generally have the ability to pass through increased costs to their end‑use consumers, in some cases it may be difficult to do so on a timely basis if the increases are significant.

Our members have traditionally been reimbursed by the FEMA for eligible storm‑related damages. In January 2025, an executive order established the FEMA Review Council to implement significant reforms to FEMA and its reimbursement programs. Ongoing organizational and policy changes at FEMA, including leadership changes, staffing reductions and evolving federal and state roles, may affect the eligibility, scope and timing of disaster cost reimbursements. In addition, FEMA generally does not provide relief for events caused by human error, and, as a result, the majority of wildfires may not be covered. More broadly, the current administration is implementing significant changes to federal agencies and programs, including executive actions to eliminate or modify agency and program funding, reduce the federal workforce and change agency oversight. Federal programs on which our members rely have been, and may continue to be, disrupted or eliminated, may not be implemented in their current forms, or may not fund payments on a timely basis. To the extent we make bridge loans to members awaiting FEMA payments, changes to FEMA programs or delays in FEMA payments could adversely impact the quality of our loan portfolio and our financial condition.

Technological advancements may change the way electricity is generated and transmitted or the way broadband is deployed, which could adversely affect the business operations of our members and negatively impact the credit quality of our loan portfolio and financial results.

Advancements in alternative energy technology could reduce demand for power supply systems and distribution services. The development of alternative technologies that produce electricity, including solar cells, wind power and microturbines, has expanded and could ultimately provide affordable alternative sources of electricity and permit end users to adopt distributed generation systems that would allow them to generate electricity for their own use. As these and other technologies, including energy conservation measures, are created, developed and improved, the quantity and frequency of electricity usage by rural customers could decline. As with any internet service provider, rural electric cooperatives may face the risk of being outpaced by technological advancements. While fiber broadband is currently a leading technology, the rise of 5G satellite internet, and other emerging technology, could potentially disrupt the broadband market. Advances in technology and conservation that cause our electric system members’ power supply, transmission and/or distribution facilities to become obsolete prior to the maturity of loans secured by these assets could have an adverse impact on the ability of our members to repay such loans, which could result in an increase in nonaccrual or restructured loans. These conditions could negatively impact the credit quality of our loan portfolio and financial results.

We may obtain entities or other assets through foreclosure, which would subject us to the same performance and financial risks as any other owner or operator of similar businesses or assets.
As a financial institution, from time to time we may obtain entities and assets of borrowers in default through foreclosure proceedings. If we become the owner and operator of entities or assets obtained through foreclosure, we are subject to the same performance and financial risks as any other owner or operator of similar assets or entities. In particular, the value of the foreclosed assets or entities may deteriorate and have a negative impact on our results of operations. We assess foreclosed assets, if any, for impairment periodically as required under generally accepted accounting principles in the United States (“U.S. GAAP”). Impairment charges, if required, represent a reduction to earnings in the period of the charge. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

The nonperformance of our derivative counterparties could impair our financial results.
We use interest rate swaps to manage interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The nonperformance of a counterparty on an agreement would result in the derivative no longer being an effective risk-management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on a derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed. After taking into consideration master netting agreements for our interest rate swaps, we were in a net receivable position of $524 million and a net payable position of $1 million as of May 31, 2026.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the prevailing fair value, excluding credit risk, of the underlying derivative instrument. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results. These rating triggers are based on our senior unsecured credit ratings by Moody’s Investors Service (“Moody’s”) and S&P Global Inc. (“S&P”). Based on our interest rate swap agreements subject to rating triggers, if our senior unsecured ratings fell to or below Baa2 by Moody’s or below BBB by S&P, and the agreements were consequently terminated as of May 31, 2026, all agreements for which we owe amounts when netted for each counterparty pursuant to a master netting agreement were in a net payable position of approximately $1 million as of that date.

Liquidity Risks

If we are unable to access the capital markets or other external sources for funding, our liquidity position may be negatively affected and we may not have sufficient funds to meet all of our financial obligations as they become due.
We depend on access to the capital markets and other sources of financing, such as bank revolving credit agreements, investments from our members, private debt issuances through Farmer Mac and the Guaranteed Underwriter Program, to fund new loan advances, refinance our long- and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. Prolonged market disruptions, downgrades to our long-term and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding could also be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program. Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt in the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

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

Pursuant to our collateral trust bond indentures, we are required to maintain eligible pledged collateral at least equal to 100% of the principal amount of the bonds issued under the respective indenture. Pursuant to one of our collateral trust bond indentures and our medium-term note indenture, we are required to limit senior indebtedness to 20 times the sum of our members’ equity, subordinated deferrable debt and members’ subordinated certificates. If we were in default under our collateral trust bond or medium-term note indentures, the existing holders of these securities have the right to accelerate the repayment of the full amount of the outstanding debt of the security before the stated maturity of such debt. That acceleration of debt repayments poses a significant liquidity risk, as we might not have enough cash or committed credit available to repay the debt. In addition, if we are not in compliance with the collateral trust bond and medium-term note covenants, we would be unable to issue new debt securities under such indentures. If we were unable to issue new collateral trust bonds and medium-term notes, our ability to fund new loan advances and refinance maturing debt would be impaired.

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

We use our IT networks and related systems to access, store, transmit and manage or support a variety of our business processes and information, as well as that of our members. We face risks associated with cybersecurity incidents and other disruptions of our IT networks and related systems. Cybersecurity incidents pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data, which include strategic and proprietary information. This risk continues to increase and cyberattack methods continue to evolve in sophistication, velocity and frequency. The use of new and developing technologies such as AI and machine learning and quantum computing may intensify this risk. Adversaries may leverage AI to craft more sophisticated phishing schemes, automate social engineering attacks, generate malware with increased speed, create deepfakes of company personnel or conduct AI-orchestrated cyberattacks with minimal human involvement, potentially increasing both the frequency and sophistication of attacks. Cybersecurity incidents may occur from a variety of sources, such as foreign governments, hackers or other well-financed entities, and may originate from less regulated and remote areas of the world. Employee errors, malfeasance, technology failures and other irregularities may also contribute to these events. Any such cybersecurity incident can result in a loss of our own business information or information we process on behalf of our members or others, a loss of integrity of such information, a delay or inability to provide service of affected products to our members, material harm to our financial condition or cash flows, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure, including regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, cyber-related attacks may remain undetected for an extended period and may be costly to remediate.

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

While CFC maintains insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, including business interruptions caused by cybersecurity incidents on information technology systems managed by third parties, such insurance coverage may be insufficient to cover all losses. Our failure to comply with applicable laws, regulations or standards regarding data security and privacy could result in fines, sanctions and litigation. Additionally, legislators and regulators are continually adopting or revising privacy, data protection and information and cybersecurity laws at both the federal and state level, creating a complex regulatory patchwork. New or increased laws, regulations, enforcement activity and regulatory guidance in the areas of data security and privacy may increase our costs and our members’ costs, limit our ability to grow our business or otherwise harm our business.

The development and use of AI, including by third parties, presents risks and challenges that may adversely impact our business.

We use, and our competitors and third-party service providers may develop or incorporate, AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business in addition to the cybersecurity concerns addressed above.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection and other laws applicable to the use of AI. Recent federal executive actions have signaled a shift in the regulatory landscape for AI in the United States, including efforts to promote a unified national approach to AI oversight. These evolving laws and regulations could require changes in our, our members’ or our third-party service providers’ consideration and implementation of AI technology and increase compliance costs and the risk of noncompliance.

AI tools may produce output or take actions that are incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, that could infringe on intellectual property rights or that are otherwise harmful. AI systems often rely on large volumes of data, including sensitive or proprietary information, and the use, storage and processing of such data could increase our, our members’ or our third-party service providers’ exposure to cybersecurity, privacy and data protection risks. We are dependent in part on the manner in which third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, a matter over which we may have limited visibility. Failure to properly safeguard data used in AI systems and oversee the functioning and output of AI tools could result in unauthorized access, data compromises, regulatory actions or reputational harm.

Finally, failure on our part to fully take advantage of AI may have an adverse impact on our competitive position. If we are unable to keep pace with our competitors’ implementation of AI tools, we could be placed at a considerable competitive disadvantage, which may adversely affect our business, financial condition or results of operations.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business.

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

Labor shortages and supply chain complications exacerbated by, among other things, the invasion of Ukraine by Russia and subsequent sanctions and export controls against Russia, the ongoing conflict with Iran and increased geopolitical tensions between the United States and Canada, China and Mexico, have contributed to continuing inflationary pressures. While general inflation in the United States has decreased from peak levels in 2022, it remains at levels not experienced in recent decades. Certain utility assets of our members, such as transformers and solar panels, are highly sensitive to supply chain complications. Rising energy prices, interest rates and wages, and the pending tariffs to be imposed by the United States on imported goods may increase our operating costs, as well as both the operating and borrowing costs of our members, potentially disrupting our business.

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
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal taxation (other than any income from an unrelated trade or business) under Section 501(c)(4) of the Internal Revenue Code. In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s bylaws and incorporating statute in effect in 1996.

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
Financial institutions that are subject to regulations, oversight and monitoring by U.S. financial regulators are required to maintain specified levels of capital and may be restricted from engaging in certain lending-related and other activities that could adversely affect the safety and soundness of the financial institution or are considered conflicts of interest. As a tax-exempt, nonbank financial institution, we are not subject to the same oversight and supervision. There is no federal financial regulator that monitors compliance with our risk policies and practices or that identifies and addresses potential deficiencies that could adversely affect our financial results. Without regulatory oversight and monitoring, there is a greater potential for us to engage in activities that could pose a risk to our safety and soundness relative to regulated financial institutions.

Changes in accounting standards or assumptions in applying accounting policies could materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported carrying amount of our assets or liabilities and our results of operations. We consider the accounting policies that require management to make difficult, subjective and complex judgments about matters that are inherently uncertain as our most critical accounting estimates. The use of reasonably different estimates and assumptions could have a material impact on our financial statements or if the assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. In addition, from time to time, the Financial Accounting Standards Board (“FASB”) and the SEC may change the accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can have a material impact on how CFC records and reports its financial condition and results of operations. We could be required to retroactively apply a new or revised standard or apply an existing standard differently, in each case potentially resulting in restating prior-period financial statements. For information on what we consider to be our most critical accounting estimates and recent accounting changes, see “Item 7. MD&A—Critical Accounting Estimates” and “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Overview

Cybersecurity risk management is a core component of our enterprise risk-management framework. Cybersecurity incidents and threats pose a risk to the disruption of our business operations, including the confidentiality, integrity and availability of data and information. CFC’s cybersecurity program is designed to manage operational risks associated with the ever-evolving nature of cybersecurity threats, including AI risks. Because these risks could have a material adverse impact on our operations and reputation, both management and the CFC Board of Directors are actively engaged in the oversight of the cybersecurity program and our continuous efforts in monitoring, measuring and managing the risks.

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

We continue to invest in our cybersecurity program to help ensure that we have the necessary resources to execute our business operations and that our workforce is prepared to work in an active cyber-threat environment. These resources also include external service providers with experience in third-party risk monitoring and cybersecurity threat intelligence, detection and response. Mandatory training is required on a quarterly basis for all CFC employees to promote leading practices in protecting information, data and operations in a continually changing environment. We established requirements regarding the use of company-approved AI tools to ensure that all employees utilize such tools in a manner that safeguards sensitive information and aligns with legal requirements and CFC’s ethical standards.

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

Our first line of defense includes our cybersecurity team led by our Vice President, Information Technology, who works to ensure that the day-to-day execution of the company’s technology and security operations are in alignment with corporate policies and procedures. Our Vice President, Information Technology, who reports to our Chief Operating Officer (“COO”), has over a decade of information security management experience, enhancing infrastructure defenses and fostering a culture of security awareness at various organizations. Additionally, our Vice President, Information Technology, is a member of the Global Information Assurance Certification Advisory Board and actively maintains his certification as a Certified Information Systems Security Professional. Our COO and Vice President, Information Technology, are also responsible for information security policies, organizational readiness and the escalation of certain cybersecurity incidents from our cybersecurity personnel to senior management based on our incident response procedures.

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

As of the date of this Report, during the last three years, we have not experienced any cybersecurity incidents that have materially impacted our business, results of operations or financial condition. See “Item 1A. Risk Factors” for a discussion of our risks related to cybersecurity.

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

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2026 included in this Report and additional information contained elsewhere in this Report, including the risk factors discussed under “Item 1A. Risk Factors.”

Our fiscal year begins on June 1 and ends on May 31. References to “FY2026,” “FY2025” and “FY2024” refer to the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

NON-GAAP FINANCIAL MEASURES

Our reported financial results are determined in conformity with U.S. GAAP and are subject to period-to-period volatility due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under U.S. GAAP. Our financial assets and liabilities expose us to interest-rate risk, therefore we use derivatives, primarily interest rate swaps, to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under U.S. GAAP to carry derivatives at fair value on our consolidated balance sheets; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and the shape of the swap curve result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting for our interest rate swaps. As a result, the mark-to-market changes in our interest rate swaps are recorded in earnings. The majority of our derivative portfolio consists of pay-fixed swaps with longer maturities, leading to derivative losses when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact the periodic cash settlement amounts of our interest rate swaps.

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted TIER, adjusted debt-to-equity ratio and members’ equity. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total debt outstanding to exclude members’ subordinated certificates and 50% of the subordinated deferrable debt; (iv) adjusting total equity to include members’ subordinated certificates and 50% of the subordinated deferrable debt, and exclude cumulative derivative forward value gains (losses), historical foreign currency translation adjustments, and the amounts of accumulated other comprehensive income (loss) (“AOCI”); and (v) adjusting CFC equity to exclude derivative forward value gains (losses), historical foreign currency adjustments and AOCI.

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

EXECUTIVE SUMMARY

Reported Results

Net Income and TIER

Table 1 below shows our net income and TIER for the periods presented and the variance between these periods. We provide a more detailed discussion of our reported results under the section “Consolidated Results of Operations.” See “Item 7. MD&A—Consolidated Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (“2025 Form 10-K”) for a comparative discussion of our consolidated results of operations between FY2025 and FY2024.

Table 1: Net Income and TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2026	2025	2024	2026 versus 2025	2025 versus 2024
Net income	$262,736	$140,014	$554,316	$122,722	$(414,302)
TIER(1)	1.18	1.10	1.41	0.08	(0.31)
____________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Table 2 below presents a reconciliation of net income between FY2026 and FY2025.

Table 2: Reconciliation of Net Income

FY2026 versus FY2025—Key Highlights

•A shift to gains from losses was recorded on our derivatives portfolio of $88 million, as we recorded derivative gains of $82 million for FY2026, primarily attributable to increases in the medium- and longer-term swap interest rates during FY2026. In comparison, we recorded derivative losses of $6 million for FY2025, attributable to decreases in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during FY2025.
•Net interest income increased by $41 million, attributable to an increase in average interest-earning assets of $1,960 million, or 5%, and an increase in the net interest yield of 7 basis points, or 10%, to 0.79%.
•We recorded a benefit for credit losses of $10 million and $8 million for FY2026 and FY2025, respectively, primarily driven by decreases in the asset-specific allowance for a nonaccrual CFC power supply loan due to higher-than-expected payments on this loan during both periods.
•Operating and other expenses increased by $9 million for FY2026 compared with FY2025, primarily driven by higher expenses recorded for salaries and employee benefits, general and administrative, and losses on early extinguishment of debt, partially offset by lower impairment loss, as FY2025 included an $8 million impairment loss on an equity investment.
•Gains recorded on our investment securities decreased by $5 million, primarily due to period-to-period market fluctuations in fair value, including both realized and unrealized gains (losses), and lower balances of debt securities resulting from maturities.
•The increase in TIER for FY2026 compared with FY2025 was primarily driven by higher net income, reflecting changes in the forward value of our derivative portfolio and increased net interest income.

Debt-to-Equity Ratio

The debt-to-equity ratio was 10.85 and 11.20 as of May 31, 2026 and 2025, respectively. The decrease in the debt-to-equity ratio during FY2026 was due to an increase in total equity, partially offset by an increase in debt to fund loan growth. The increase in total equity was primarily due to our reported net income of $263 million for FY2026, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025.

Non-GAAP Adjusted Results

Adjusted Net Income and Adjusted TIER

Table 3 below shows our adjusted net income and adjusted TIER for the periods presented and the variance between these periods. Our financial goals focus on earning an annual minimum adjusted TIER of 1.10. We provide a more detailed discussion of our non-GAAP adjusted results under the section “Consolidated Results of Operations.” See “Item 7. MD&A

—Consolidated Results of Operations” in our 2025 Form 10-K for a comparative discussion of our consolidated results of operations between FY2025 and FY2024.

Table 3: Adjusted Net Income and Adjusted TIER

	Year Ended May 31,			Variance
(Dollars in thousands)	2026	2025	2024	2026 versus 2025	2025 versus 2024
Adjusted net income	$244,523	$245,084	$289,445	$(561)	$(44,361)
Adjusted TIER	1.17	1.18	1.24	(0.01)	(0.06)
Table 4 below presents a reconciliation of adjusted net income between FY2026 and FY2025.

Table 4: Reconciliation of Adjusted Net Income

FY2026 versus FY2025—Key Highlights

•Adjusted net interest income increased by $6 million for FY2026 compared with FY2025, driven by an increase in average interest-earning assets of $1,960 million, or 5%, partially offset by a decrease in the adjusted net interest yield of 4 basis points, or 4%, to 0.96%.
•We discuss the variances in the other components above under the section “Reported Results—Net Income and TIER—FY2026 versus FY2025—Key Highlights.”
•The slight decrease in adjusted TIER for FY2026 compared with FY2025 was primarily driven by the slight decrease in adjusted net income during FY2026 driven by higher operating expense.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 8.5-to-1 or below. The adjusted debt-to-equity ratio was 7.46 and 7.39 as of May 31, 2026 and 2025, respectively. The increase in the adjusted debt-to-equity ratio during FY2026 was due to an increase in adjusted total debt outstanding, resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily driven by our adjusted net income of $245 million for FY2026, partially offset by net decreases in members’ subordinated certificates and subordinated deferrable debt, as well as a $53 million reduction in equity resulting from the CFC Board of Directors’ authorized patronage capital retirements in July 2025.

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

Loans to members totaled $38,422 million as of May 31, 2026, an increase of $1,342 million, or 4%, from May 31, 2025, driven primarily by growth in long-term loans, which increased $1,310 million during FY2026. Our loan portfolio composition remained largely unchanged from May 31, 2025 with 78% of loans outstanding to CFC distribution borrowers, 17% to CFC power supply borrowers, 3% to NCSC electric borrowers and 2% to NCSC telecom borrowers as of May 31, 2026.

The overall credit quality of our loan portfolio remained strong as of May 31, 2026. We recorded an immaterial charge-off of $0.3 million related to a CFC electric power supply loan during FY2026. We had no loan charge-offs during FY2025.

We had one loan that was on nonaccrual status totaling $8 million as of May 31, 2026, which decreased from $26 million as of May 31, 2025, primarily due to loan repayments. Subsequent to FY2026, we received a $3 million payment on this loan, which reduced its outstanding balance to $5 million.

Our allowance for credit losses and allowance coverage ratio decreased to $30 million and 0.08%, respectively, as of May 31, 2026, from $41 million and 0.11%, respectively, as of May 31, 2025, primarily due to a reduction in the asset-specific allowance. We provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Financing and Liquidity

Total debt outstanding increased by $1,175 million, or 3%, to $35,944 million as of May 31, 2026, compared with May 31, 2025, primarily due to borrowings to fund the increase in loans to our members. During FY2026, substantially all of our new long-term debt issuances were unsecured as we continued to access diverse funding sources and strengthen our liquidity position, including:

•Issued approximately $4,425 million of long-term unsecured dealer medium-term notes to institutional investors, $600 million of long-term unsecured subordinated notes in a private placement transaction, and $250 million of secured long-term notes under the Farmer Mac revolving note purchase agreement. Additionally, subsequent to FY2026, we issued $300 million of dealer medium-term notes;
•Redeemed $650 million of high-cost subordinated deferrable debt and recognized $6 million of losses on early extinguishment of debt related to unamortized debt issuance costs in our consolidated statements of operations for FY2026; and
•Expanded committed liquidity by increasing our bank revolving line of credit agreements by $200 million to $3,500 million while also extending maturities by one year and adding a new $450 million committed loan facility with the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), bringing available capacity under the Guaranteed Underwriter Program to $1,800 million.

During FY2026, Moody’s, Fitch and S&P each affirmed CFC’s credit ratings and stable outlook.

As of May 31, 2026, available liquidity totaled $8,161 million. While this was $1,601 million less than our $9,762 million of scheduled debt obligations over the next 12 months, 29% of those obligations, or $2,821 million, represented member short-term investments, which historically remained stable and are expected to be reinvested with CFC. Excluding member short-term investments, available liquidity exceeded by $1,220 million, or 1.2 times, our scheduled 12-month debt obligations. We also expect to receive $2,184 million of scheduled long-term loan principal payments over the next 12 months. We provide additional information on our available liquidity and financing activities under “Liquidity Risk” in this Report.

Industry Trends Affecting Outlook

Emerging developments and trends in the electric cooperative sector continue to present both opportunities and challenges for our electric cooperative members and influence the demand for capital and credit products we provide. Key trends include the changing federal regulatory and financing landscape, increased electricity demand and large-load development, significant generation and transmission capital investment, supply chain and equipment constraints, and continued focus on grid reliability and resiliency.

These trends may affect the timing, size and type of financing our members require. Federal financing programs, including traditional RUS electric loan programs and the New ERA and PACE programs, remain important sources of capital for electric cooperatives; however, timing gaps between award, approval and disbursement are expected to continue to generate demand for interim and bridge financing from CFC. In addition, continued investment in generation, transmission, system hardening and grid modernization may increase demand for capital from CFC. Management does not believe data center-related development has, to date, materially contributed to recent loan growth, although successful large-load project development could drive significant future infrastructure investment and corresponding demand for capital from CFC. For a more detailed discussion of these industry trends, see “Item 1. Business—Industry—Electric Cooperative Industry Trends and Developments.”

Outlook

Macroeconomic Outlook

Geopolitical tensions, including the ongoing conflict with Iran, have contributed to uncertainty in the broader macroeconomic environment, including volatility in energy markets and continued concerns regarding inflation and interest rates. Although CFC has not identified a material direct impact of these developments on its financial condition, results of operations or liquidity as of the date of this report, a prolonged period of geopolitical instability could contribute to higher borrowing costs, increased operating and capital costs for CFC’s members, and broader market volatility. CFC continues to monitor these developments and the potential effects on the interest rate environment, capital markets and member operating conditions.

Following its meeting held in June 2026, the Federal Open Market Committee of the Federal Reserve held the federal funds rate range unchanged at 3.50% to 3.75% and reaffirmed its commitment to maintaining an ample-reserves operating regime. The Committee characterized economic activity as expanding at a solid pace, although uncertainty remained elevated. Job gains have kept pace with labor force growth, and the unemployment rate has changed little. Inflation remained elevated, reflecting, in part, supply shocks in certain sectors, including energy. The Committee also cited developments in the Middle East as contributing to elevated uncertainty regarding the economic outlook.

The Federal Reserve’s June 2026 median projection for real gross domestic product (“GDP”) growth in 2026 is 2.2%, down from 2.4% in its March 2026 projection. The median projection for Personal Consumption Expenditures inflation in 2026 increased to 3.6% from 2.7% in its March 2026 projection. The U.S. unemployment rate in 2026 is projected to average 4.3%, down slightly from 4.4% in its March 2026 projection. The median projection for the federal funds rate at the end of 2026 is 3.8%.

In June 2026, fed funds futures no longer implied an easing path and instead market pricing implied a roughly flat to modestly higher rate trajectory. Therefore, futures contracts implied the likelihood of a 25-basis-point increase in the federal funds rate over the following 12 months. Overall, implied market forecasts point to an increase in short-term interest rates, while consensus forecasts indicate a slight decline in long-term interest rates through the first half of calendar year 2027.

Projected Reported Results

Based on our current forecast assumptions, including the interest rates forecast noted above, we project increases in our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended May 31, 2026. See “Market Risk—Interest Rate Risk Assessment” for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•An increase in our adjusted net interest income and a slight decline in the adjusted net interest yield over the next 12 months relative to the 12-month period ended May 31, 2026. The projected increase in adjusted net interest income is primarily driven by an increase in interest-earning assets due to projected loan growth. The projected slight decline in adjusted net interest yield is primarily due to the higher projected adjusted average cost of funding, attributable to changes in funding mix and the refinancing of maturing lower-cost long-term debt at forecasted higher interest rates, as well as lower expected interest rate swaps derivative cash settlement interest income. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.
•A decrease in our adjusted net income over the next 12 months, primarily driven by higher projected operating expenses.
•A decrease in adjusted TIER over the next 12 months, primarily attributable to projected higher operating expenses.
•Adjusted debt-to-equity to remain near current levels, as the projected increase in total debt outstanding to fund anticipated growth in our loan portfolio is offset by the projected increase in adjusted equity attributable to the forecasted adjusted net income over the next 12 months.

As stated above, we exclude the impact of unrealized derivative forward fair value gains (losses) from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 15 years as of May 31, 2026, the unrealized periodic derivative forward value gains (losses) are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

Based on our current forecast assumptions, we anticipate net loan growth of $1,253 million over the next 12 months. Historically, line of credit loans activity has been fairly unpredictable due to the short-term and dynamic usage patterns of these facilities. Our baseline forecast scenario takes into account known likely near-term activity as well as historical analysis.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between FY2026 and FY2025. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheet as of May 31, 2026 and 2025. You should read these sections together with our “Executive Summary—Outlook” where we discuss trends and other factors that we expect will affect our future results of operations. See “Item 7. MD&A—Consolidated Results of Operations” in our 2025 Form 10-K for a comparative discussion of our consolidated results of operations between FY2025 and FY2024.

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

Table 5 presents average balances for FY2026, FY2025 and FY2024, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 5 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements income (expense) in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under the section “Non-GAAP Financial Measures and Reconciliations.”

Table 5: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2026			2025			2024
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$31,834,354	$1,455,862	4.57%	$30,836,680	$1,378,808	4.47%	$29,430,001	$1,269,716	4.31%
Long-term variable-rate loans	1,320,738	73,388	5.56	950,923	60,737	6.39	900,005	64,050	7.12
Line of credit loans	4,713,301	263,799	5.60	3,970,042	253,782	6.39	3,346,109	234,387	7.00
Other, net(2)	—	(2,314)	—	—	(1,984)	—	—	(1,704)	—
Total loans	37,868,393	1,790,735	4.73	35,757,645	1,691,343	4.73	33,676,115	1,566,449	4.65
Cash, time deposits and investment securities	238,864	5,925	2.48	389,179	11,890	3.06	699,185	26,902	3.85
Total interest-earning assets	$38,107,257	$1,796,660	4.71%	$36,146,824	$1,703,233	4.71%	$34,375,300	$1,593,351	4.64%
Other assets, less allowance for credit losses(3)	1,114,278			1,134,626			1,103,602
Total assets(3)	$39,221,535			$37,281,450			$35,478,902

Liabilities:
Commercial paper	$3,050,427	$124,868	4.09%	$2,233,253	$109,565	4.91%	$2,412,511	$132,746	5.50%
Other short-term borrowings	1,719,890	64,789	3.77	1,628,653	75,447	4.63	1,763,308	92,147	5.23
Short-term borrowings(4)	4,770,317	189,657	3.98	3,861,906	185,012	4.79	4,175,819	224,893	5.39
Medium-term notes	11,695,599	546,823	4.68	10,338,977	485,051	4.69	7,829,126	327,014	4.18
Collateral trust bonds(5)	6,666,928	272,963	4.09	6,949,417	275,593	3.97	7,223,988	275,956	3.82
Guaranteed Underwriter Program notes payable	6,083,149	203,383	3.34	6,360,355	207,620	3.26	6,766,949	216,379	3.20
Farmer Mac notes payable	3,837,186	150,458	3.92	3,657,598	149,380	4.08	3,694,975	158,627	4.29
Other (6)	7,199	368	5.11	4,610	253	5.47	2,219	106	4.78
Subordinated deferrable debt (7)	1,250,835	79,417	6.35	1,303,900	86,354	6.62	1,222,951	82,611	6.76
Subordinated certificates	1,148,409	51,825	4.51	1,191,593	53,016	4.45	1,209,490	53,502	4.42
Total interest-bearing liabilities	$35,459,622	$1,494,894	4.22%	$33,668,356	$1,442,279	4.28%	$32,125,517	$1,339,088	4.17%
Other liabilities(3)	646,823			640,788			533,544
Total liabilities(3)	36,106,445			34,309,144			32,659,061
Total equity(3)	3,115,090			2,972,306			2,819,841
Total liabilities and equity(3)	$39,221,535			$37,281,450			$35,478,902

Net interest spread(8)			0.49%			0.43%			0.47%
Impact of non-interest-bearing funding(9)			0.30			0.29			0.27
Net interest income/net interest yield(10)		$301,766	0.79%		$260,954	0.72%		$254,263	0.74%

Adjusted net interest income/adjusted net interest yield:
Interest income		$1,796,660	4.71%		$1,703,233	4.71%		$1,593,351	4.64%
Interest expense		1,494,894	4.22		1,442,279	4.28		1,339,088	4.17
Add: Net periodic derivative cash settlements interest income(11)		(63,953)	(0.95)		(99,219)	(1.36)		(127,166)	(1.67)
Adjusted interest expense/adjusted average cost(12)		$1,430,941	4.04%		$1,343,060	3.99%		$1,211,922	3.77%
Adjusted net interest spread(8)			0.67%			0.72%			0.87%
Impact of non-interest-bearing funding(9)			0.29			0.28			0.24
Adjusted net interest income/adjusted net interest yield(13)		$365,719	0.96%		$360,173	1.00%		$381,429	1.11%
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
(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 5 consist of commercial paper, select notes and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other notes payable are reported in the respective category for presentation purposes in Table 5. The period-end amounts reported as short-term borrowings on our consolidated balance sheets, which are excluded from the calculation of average short-term borrowings presented in Table 5, totaled $324 million, $451 million and $1,021 million as of May 31, 2026, 2025 and 2024, respectively.
(5)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(6)Other includes the average balance of lease liabilities and the interest expense for our finance leases.
(7)Subordinated deferrable debt represents unsecured obligation issued to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(8)Net interest spread represents the difference between the average yield on total average interest-earning assets and the average cost of total average interest-bearing liabilities. Adjusted net interest spread represents the difference between the average yield on total average interest-earning assets and the adjusted average cost of total average interest-bearing liabilities.
(9)Includes other liabilities and equity.
(10)Net interest yield is calculated based on net interest income for the period divided by total average interest-earning assets for the period.
(11)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $6,761 million, $7,274 million and $7,597 million for FY2026, FY2025 and FY2024, respectively.
(12)Adjusted interest expense consists of interest expense plus net periodic derivative cash settlements interest income (expense) during the period. Net periodic derivative cash settlements interest income (expense) is reported in our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on the adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
(13)Adjusted net interest yield is calculated based on adjusted net interest income for the period divided by total average interest-earning assets for the period.

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

Table 6: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2026 versus 2025			2025 versus 2024
	Total	Variance Due To:(1)		Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$77,054	$44,609	$32,445	$109,092	$60,689	$48,403
Long-term variable-rate loans	12,651	23,621	(10,970)	(3,313)	3,624	(6,937)
Line of credit loans	10,017	47,512	(37,495)	19,395	43,705	(24,310)
Other, net	(330)	—	(330)	(280)	—	(280)
Total loans	99,392	115,742	(16,350)	124,894	108,018	16,876
Cash, time deposits and investment securities	(5,965)	(4,592)	(1,373)	(15,012)	(11,928)	(3,084)
Total interest income	$93,427	$111,150	$(17,723)	$109,882	$96,090	$13,792

Interest expense:
Commercial paper	$15,303	$40,091	$(24,788)	$(23,181)	$(9,863)	$(13,318)
Other short-term borrowings	(10,658)	4,227	(14,885)	(16,700)	(7,037)	(9,663)
Short-term borrowings	4,645	44,318	(39,673)	(39,881)	(16,900)	(22,981)
Medium-term notes	61,772	63,646	(1,874)	158,037	104,834	53,203
Collateral trust bonds	(2,630)	(11,203)	8,573	(363)	(10,489)	10,126
Guaranteed Underwriter Program notes payable	(4,237)	(9,049)	4,812	(8,759)	(13,001)	4,242
Farmer Mac notes payable	1,078	7,335	(6,257)	(9,247)	(1,605)	(7,642)
Other	115	142	(27)	147	114	33
Subordinated deferrable debt	(6,937)	(3,514)	(3,423)	3,743	5,468	(1,725)
Subordinated certificates	(1,191)	(1,921)	730	(486)	(792)	306
Total interest expense	52,615	89,754	(37,139)	103,191	67,629	35,562

Net interest income	$40,812	$21,396	$19,416	$6,691	$28,461	$(21,770)

Adjusted net interest income:
Interest income	$93,427	$111,150	$(17,723)	$109,882	$96,090	$13,792
Interest expense	52,615	89,754	(37,139)	103,191	67,629	35,562
Net periodic derivative cash settlements interest (income) expense(2)	35,266	6,998	28,268	27,947	5,413	22,534
Adjusted interest expense(3)	87,881	96,752	(8,871)	131,138	73,042	58,096
Adjusted net interest income(3)	$5,546	$14,398	$(8,852)	$(21,256)	$23,048	$(44,304)
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

Reported Net Interest Income

Reported net interest income of $302 million for FY2026 increased by $41 million, or 16%, from FY2025, driven by a combined impact of an increase in average interest-earning assets of $1,960 million, or 5%, and an increase in the net interest yield of 7 basis points, or 10%, to 0.79%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of $1,960 million, or 5%, during FY2026 was primarily attributable to growth in average total loans of $2,111 million, or 6%, partially offset by a decrease of $150 million in our average total investments, which include cash and investment securities. The increase in average loans was driven by increases in average long‑term fixed‑rate loans, line of credit loans, and long-term variable-rate loans of $998 million, $743 million, and $370 million, respectively, as members continued to advance loans to fund capital expenditures and for working capital purposes. In addition, the increase in average line of credit loans was also attributable to higher average borrowings under emergency line of credit loans by our members in FY2026 compared with FY2025.

•Net Interest Yield: The increase in the net interest yield of 7 basis points, or 10%, was primarily attributable to a decrease in our average cost of borrowings of 6 basis points to 4.22% and an increase in the benefit from non-interest-bearing funding of 1 basis point to 0.30%. The decrease in our average cost of borrowings was driven by the lower average cost of short-term borrowings and variable-rate long-term debt due to the federal funds rate cuts during FY2026. The average yield on our interest-earning assets remained unchanged at 4.71%, as higher average yields on long‑term fixed‑rate loans were offset by lower interest rates on variable‑rate and line‑of‑credit loans, reflecting federal funds rate cuts during FY2026.

Adjusted Net Interest Income

Adjusted net interest income of $366 million for FY2026 increased by $6 million, or 2%, from FY2025, driven by an increase in average interest-earning assets of $1,960 million, or 5%, partially offset by a decrease in the adjusted net interest yield of 4 basis points, or 4%, to 0.96%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 4 basis points, or 4%, was attributable to an increase in our adjusted average cost of borrowings of 5 basis points to 4.04%, partially offset by an increase in the benefit from non-interest-bearing funding of 1 basis point to 0.29%. The average yield on our interest-earning assets remained unchanged at 4.71%, as discussed above. Also, we discussed above the primary drivers for the decrease in the average cost of borrowings. However, the primary driver of the increase in adjusted average cost of borrowings in FY2026 compared with FY2025 was the lower average yield earned on our interest rate swaps derivative cash settlements in FY2026, as discussed below.

Derivative Cash Settlements

We include the net periodic derivative cash settlements interest income (expense) amounts on our interest rate swaps in the calculation of our adjusted average cost of borrowings, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, the net periodic derivative cash settlements interest income (expense) amounts generally change based on changes in the floating interest rates, as the benchmark variable rate for the floating rate payments is based on the daily compounded Secured Overnight Financing Rate (“SOFR”). When floating rates increase during the period, the floating interest amounts received on our pay-fixed swaps increase and, conversely, when floating rates decrease, the floating interest amounts received on our pay-fixed swaps decrease.

We recorded net periodic derivative cash settlements interest income of $64 million, $99 million and $127 million for FY2026, FY2025 and FY2024, respectively. The decrease in derivative cash settlements interest income between FY2026 and FY2025 was due to the lower net interest rates received on our pay-fixed swaps in FY2026, compared with FY2025, due to the federal funds rate cuts during FY2026. See “Note 10—Derivative Instruments and Hedging Activities” in this Report for additional information on our treasury locks activity.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision (Benefit) for Credit Losses

Our provision (benefit) for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio decreased to $30 million and 0.08%, respectively, as of May 31, 2026, compared with $41 million and 0.11%, respectively, as of May 31, 2025.

We recorded a benefit for credit losses of $10 million for FY2026, driven by a $9 million reduction in the asset-specific allowance resulting from higher-than-expected payments received on a nonaccrual CFC power supply loan, and an approximately $2 million decrease in collective allowance, primarily reflecting improved borrower credit quality and refinements to our borrower risk rating methodology in FY2026. In comparison, we recorded a benefit for credit losses of $8 million for FY2025, resulting from a reduction in the asset specific allowance for a nonaccrual CFC power supply loan attributable to higher-than-expected payments received on the loan. Our collective allowance decreased slightly during FY2025, primarily due to an improved recovery rate on our power supply loan portfolio, partially offset by an increase attributable to loan portfolio growth.

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

Table 7 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 7: Non-Interest Income (Loss)

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Non-interest income (loss) components:
Fee and other income	$28,719	$23,597	$22,792
Derivative gains (losses)	82,166	(5,851)	392,037
Investment securities gains	1,128	5,674	10,772
Total non-interest income	$112,013	$23,420	$425,601

The variance in non-interest income (loss) between fiscal years was primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations. In addition, we experienced a decrease in gains recorded on our debt and equity investment securities of $5 million for FY2026 compared with FY2025, driven by period-to-period market fluctuations in fair value, including both realized and unrealized gains (losses), and lower balances of debt securities resulting from maturities.

Derivative Gains (Losses)

As of May 31, 2026 and 2025, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating-rate payments based on daily compounded SOFR as of May 31, 2026. Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of May 31, 2026 and 2025. See “Note 10—Derivative

Instruments and Hedging Activities” in this Report for detailed information on our cash flow hedge activities during FY2026, FY2025 and FY2024.

The total notional amount for our interest rate swaps was $6,566 million and $7,252 million as of May 31, 2026 and 2025, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 82% and 80% of the outstanding notional amount as of May 31, 2026 and 2025, respectively. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of May 31, 2026, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and four years, respectively, compared with 16 years and two years, respectively, as of May 31, 2025.

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

Table 8: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Derivative gains (losses) attributable to:
Derivative cash settlements interest income(1)	$63,953	$99,219	$127,166
Derivative forward value gains (losses)	18,213	(105,070)	264,871
Derivative gains (losses)	$82,166	$(5,851)	$392,037
____________________________
(1)During FY2026, in connection with the redemption of our subordinated deferrable debt due 2043 (the “2043 Notes”), we terminated $300 million in notional amount of our pay-fixed interest rate swaps hedging the 2043 Notes. The termination resulted in an immaterial amount of settlement gains recorded in derivative gains (losses) in our consolidated statements of operations. See “Note 8—Subordinated Deferrable Debt” for details on the redemption of the 2043 Notes.

We recorded derivative gains of $82 million for FY2026, primarily attributable to increases in the medium- and longer-term swap interest rates during FY2026. In comparison, we recorded derivative losses of $6 million for FY2025, attributable to decreases in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during FY2025.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 9 below.

Comparative Swap Curves

Table 9 provides comparative swap curves as of May 31, 2026, 2025, 2024 and 2023.

Table 9: Comparative Swap Curves

5.50%
5.00%
4.50%
4.00%
3.50%
5.52%
5.33%
4.67%
4.59%
4.32%
4.19%
4.24%
4.02%
3.86%
3.81%
3.95%
4.04%
3.86%
3.68%
3.86%
3.71%
3.65%
3.60%
3.65%
3.44%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
May 31, 2026
May 31, 2025
May 31, 2024
May 31, 2023

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

Table 10 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 10: Non-Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Non-interest expense components:
Salaries and employee benefits	$(80,083)	$(72,171)	$(67,401)
Other general and administrative expenses	(73,812)	(70,944)	(58,970)
Operating expenses	(153,895)	(143,115)	(126,371)
Other non-interest expense	(7,176)	(9,168)	(3,189)
Total non-interest expense	$(161,071)	$(152,283)	$(129,560)

Non-interest expense of $161 million for FY2026 increased by $9 million, or 6%, from FY2025, primarily due to higher operating expenses, partially offset by lower other non-interest expense. The increase in operating expenses was primarily driven by higher expenses for salaries and employee benefits, member relations, information technology, and depreciation and amortization, partially offset by lower consulting expense. We recorded $7 million of other non-interest expense in FY2026, including $6 million of losses on early extinguishment of our subordinated deferrable debt. In comparison, we recorded $9 million of other non-interest expense in FY2025, including an $8 million impairment loss on our equity investment in Riesel HoldCo, LLC obtained in the fiscal year ended May 31, 2023 as part of the Brazos Sandy Creek Electric Cooperative Inc. bankruptcy filing. See “Note 4—Loans” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a detailed discussion of this equity investment.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net income attributable to noncontrolling interests of $1 million and less than $1 million for FY2026 and FY2025, respectively, which represented 100% of the results of operations of NCSC, as the members of NCSC owned or controlled 100% of the interest in the company during FY2026 and FY2025. We recorded a net income attributable to noncontrolling interests of $1 million for FY2024, which represented 100% of the results of operations of NCSC and Rural Telephone Finance Cooperative (“RTFC”), as the members of NCSC and RTFC owned or controlled 100% of the interest in their respective companies during FY2024. RTFC was consolidated into our financial statements prior to the sale of its business to NCSC in December 2023 and was subsequently dissolved. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets increased by $1,379 million, or 4%, in FY2026 to $39,704 million as of May 31, 2026, primarily due to growth in our loan portfolio. We experienced an increase in total liabilities of approximately $1,170 million, or 3%, to $36,392 million as of May 31, 2026, largely due to issuances of debt to fund the growth in our loan portfolio. Total equity increased by $209 million to $3,312 million as of May 31, 2026, primarily attributable to our reported net income of $263 million for FY2026, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $53 million during FY2026.

Below is a discussion of changes in the major components of our assets and liabilities during FY2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in this Report.

Loans Outstanding

Table 11 presents loans outstanding by legal entity, member class and loan product type as of May 31, 2026 and 2025.

Table 11: Loans—Outstanding Amount by Member Class and Loan Type

	May 31,
(Dollars in thousands)	2026		2025
Member class:	Amount	% of Total	Amount	% of Total	Change
CFC:
Distribution	$30,085,224	78%	$29,262,495	79%	$822,729
Power supply	6,403,396	17	5,895,500	16	507,896
Statewide and associate	258,397	—	251,325	—	7,072
Total CFC	36,747,017	95	35,409,320	95	1,337,697
NCSC:
Electric	1,073,794	3	1,078,763	3	(4,969)
Telecom	582,604	2	575,465	2	7,139
Total NCSC	1,656,398	5	1,654,228	5	2,170
Total loans outstanding(1)	38,403,415	100	37,063,548	100	1,339,867
Deferred loan origination costs—CFC(2)	18,713	—	16,430	—	2,283
Loans to members	$38,422,128	100%	$37,079,978	100%	$1,342,150

Loan type:
Long-term loans:
Fixed rate	$32,384,884	84%	$31,388,313	85%	$996,571
Variable rate	1,435,958	4	1,122,250	3	313,708
Total long-term loans	33,820,842	88	32,510,563	88	1,310,279
Line of credit loans	4,582,573	12	4,552,985	12	29,588
Total loans outstanding(1)	38,403,415	100	37,063,548	100	1,339,867
Deferred loan origination costs—CFC(2)	18,713	—	16,430	—	2,283
Loans to members	$38,422,128	100%	$37,079,978	100%	$1,342,150
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period.
(2)Deferred loan origination costs are recorded at CFC segment.

The increase in loans to members of $1,342 million, or 4%, from May 31, 2025, was primarily attributable to the growth in long-term loans, which increased $1,310 million during FY2026.

Long-term loan advances totaled $3,197 million during FY2026, of which approximately 87% was provided to members for capital expenditures, 5% was provided for business acquisitions, 1% was provided for bridge financing, 1% was provided for the refinancing of loans made by other lenders and 6% was provided for other purposes, primarily for wholesale power supply contract buyout payments. In comparison, long-term loan advances totaled $3,109 million during FY2025, of which approximately 90% was provided to members for capital expenditures, 7% was provided for bridge financing, 2% was provided for the refinancing of loans made by other lenders and 1% was provided for other purposes.

Of the $3,197 million total long-term loans advanced during FY2026, $2,745 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years. In comparison, of the $3,109 million total long-term loans advanced during FY2025, $2,635 million were fixed-rate loan advances with a weighted average fixed-rate term of eight years. The weighted average rate term selected by our members on the long-term fixed-rate loans has continued to be shorter due to the elevated interest rate environment. Long-term fixed-rate loans that repriced during FY2026 totaled approximately $1,189 million, compared with $562 million during FY2025. As a result of these shorter rate term selections, the amount of long-term fixed-rate loans coming up for repricing has increased significantly, and we expect this amount to increase further over the next 12 months.

Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, which we started tracking in October 2017, increased to an estimated $3,455 million as of FY2026, from approximately $3,441 million as of May 31, 2025. Although we expect our member electric cooperatives to continue in their efforts to expand broadband access to unserved and underserved communities, their investment in broadband projects has slowed down in recent years and is expected to increase at a slower rate. As a result, we expect broadband related loan advances to moderate.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk” in this Report. Also refer to “Item 1. Business—Loan and Guarantee Programs” and “Note 4—Loans” in this Report for additional information on our loans to members.

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

Debt Product Types

We offer various short- and long-term unsecured debt securities to our members and their affiliates, including commercial paper, select notes, daily liquidity fund notes, medium-term notes and subordinated certificates. We also issue commercial paper, medium-term notes, subordinated deferrable debt and collateral trust bonds in the capital markets. Additionally, we have access to funds under borrowing arrangements with banks, other noncapital markets and U.S. government agencies. Table 12 displays our primary funding sources and their selected key attributes.

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
____________________________
(1)Collateral trust bonds are secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds. Collateral trust bonds are sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
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
(4)Subordinated deferrable debt is subordinate and junior to senior debt and debt obligations we guarantee, but senior to subordinated certificates. We have the right at any time, and from time to time, during the term of the subordinated deferrable debt to suspend interest payments for a certain number of consecutive interest payment periods, as defined in the respective prospectus supplements. To date, we have not exercised our option to suspend interest payments. We also have the right to call the subordinated deferrable debt, in whole or in part, at par, either at certain intervals or any time five or 10 years after the issuance. The specific terms are detailed in each respective subordinated deferrable debt’s prospectus supplement. Subordinated deferrable debt is issued to investors in the capital markets through both public offerings and private placement transactions.

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

Debt Outstanding

Table 13 displays the composition, by product type, of our outstanding debt and the weighted average interest rate as of May 31, 2026 and 2025. Table 13 also displays the composition of our debt based on several additional selected attributes.

Table 13: Debt—Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2026		2025
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Change
Debt product type:
Commercial Paper:
Members, at par	$882,692	3.27%	$785,608	3.98%	$97,084
Dealer, net of discounts	2,338,411	3.85	2,206,451	4.47	131,960
Total commercial paper	3,221,103	3.69	2,992,059	4.34	229,044
Select notes to members	1,361,207	3.54	1,304,240	4.22	56,967
Daily liquidity fund notes to members	253,271	3.00	343,916	3.75	(90,645)
Medium-term notes:
Members, at par	700,916	4.08	870,849	4.61	(169,933)
Dealer(1)(2)	12,216,090	4.44	9,611,038	4.64	2,605,052
Total medium-term notes	12,917,006	4.42	10,481,887	4.64	2,435,119
Collateral trust bonds(1)	6,502,403	3.70	6,895,702	3.68	(393,299)
Guaranteed Underwriter Program notes payable	5,338,722	3.38	6,456,852	3.31	(1,118,130)
Farmer Mac notes payable	3,911,993	3.86	3,780,461	4.00	131,532
Subordinated deferrable debt(1)	1,310,282	6.19	1,329,485	6.36	(19,203)
Members’ subordinated certificates:
Membership subordinated certificates	627,272	4.96	628,637	4.96	(1,365)
Loan and guarantee subordinated certificates	253,671	3.03	309,914	3.02	(56,243)
Member capital securities	247,297	5.01	246,163	5.01	1,134
Total members’ subordinated certificates	1,128,240	4.54	1,184,714	4.46	(56,474)
Total debt outstanding	$35,944,227	4.03%	$34,769,316	4.14%	$1,174,911

Security type:
Secured debt	44%		49%
Unsecured debt	56		51
Total	100%		100%

Funding source:
Members	12%		13%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	15		18
Farmer Mac notes payable	11		11
Total other non-capital markets	26		29
Capital markets	62		58
Total	100%		100%

Interest rate type:
Fixed-rate debt	78%		81%
Variable-rate debt	22		19
Total	100%		100%

Interest rate type including swaps impact:
Fixed-rate debt(3)	90%		94%
Variable-rate debt(4)	10		6
Total	100%		100%

Maturity classification:(5)
Short-term borrowings	14%		15%
Long-term and subordinated debt(6)	86		85
Total	100%		100%
____________________________
(1)Amount is presented net of unamortized discounts, premiums and issuance costs as applicable.
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
(6)Consists of long-term debt, subordinated deferrable debt and total members’ subordinated certificates reported on our consolidated balance sheets. Maturity classification is based on the original contractual maturity as of the date of issuance of the debt.

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Debt outstanding totaled $35,944 million as of May 31, 2026, which increased by $1,175 million, or 3%, from May 31, 2025, due to borrowings to fund the increase in loans to members. We provide additional information on our financing activities for FY2026 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 14 displays member debt outstanding, by product type, as of May 31, 2026 and 2025.

Table 14: Debt—Member Investments

	May 31,				Change
	2026		2025
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$882,692	27%	$785,608	26%	$97,084
Select notes	1,361,207	100	1,304,240	100	56,967
Daily liquidity fund notes	253,271	100	343,916	100	(90,645)
Medium-term notes	700,916	5	870,849	8	(169,933)
Members’ subordinated certificates	1,128,240	100	1,184,714	100	(56,474)
Total member investments	$4,326,326		$4,489,327		$(163,001)

Percentage of total debt outstanding	12%		13%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 12% and 13% of total debt outstanding as of May 31, 2026 and 2025, respectively. Over the last three fiscal years, our member investments, including both short-term and long-term investments, have averaged $4,743 million, calculated based on outstanding member investments as of the end of each fiscal quarter during the period.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings increased to $5,160 million as of May 31, 2026, from $5,091 million as of May 31, 2025, primarily due to a $132 million increase in outstanding dealer commercial paper, partially offset by an approximately $63 million decrease in short-term member investments during FY2026. Short-term borrowings accounted for 14% and 15% of total debt outstanding as of May 31, 2026 and 2025, respectively. See “Liquidity Risk” below and “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt increased to $30,784 million as of May 31, 2026, from $29,678 million as of May 31, 2025. The increase of $1,106 million reflects primarily the net issuances of $2,605 million and $132 million in dealer medium-term notes and long-term notes payable under the Farmer Mac revolving note purchase agreement, respectively. These were partially offset by net repayments of $1,118 million, $413 million, $56 million, $43 million, and $21 million in notes payable under the Guaranteed Underwriter Program, collateral trust bonds, members’ subordinated certificates, member medium-term notes, and subordinated deferrable debt, respectively. The remaining variance was related to the amortization of debt premium, discount and issuance costs. Long-term and subordinated debt accounted for 86% and 85% of total debt outstanding as of May 31, 2026 and 2025, respectively. We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 15 presents the components of total CFC equity and total equity as of May 31, 2026 and 2025.

Table 15: Equity

	May 31,		Change
(Dollars in thousands)	2026	2025
Equity components:
Membership fees and educational fund:
Membership fees	$969	$966	$3
Educational fund	2,800	2,658	142
Total membership fees and educational fund	3,769	3,624	145
Patronage capital allocated	966,253	948,526	17,727
Members’ capital reserve	1,804,161	1,631,609	172,552
Total allocated equity	2,774,183	2,583,759	190,424
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215	(104,552)
Fiscal year derivative forward value gains (losses)(1)	17,756	(104,552)	122,308
Fiscal year-end cumulative derivative forward value gains(1)	519,419	501,663	17,756
Other unallocated net loss	(709)	(709)	—
Unallocated net income	518,710	500,954	17,756
CFC retained equity	3,292,893	3,084,713	208,180
Accumulated other comprehensive loss	(2,369)	(2,236)	(133)
Total CFC equity	3,290,524	3,082,477	208,047
Noncontrolling interests	21,612	20,989	623
Total equity	$3,312,136	$3,103,466	$208,670
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities, which we are required to consolidate. The cumulative amounts also include CFC historical foreign currency translation adjustments recorded in net income. We present the consolidated total derivative forward value gains (losses) in Table 35 in the “Non-GAAP Financial Measures and Reconciliations” section below. Also, see “Note 16—Business Segments” in this Report for the statements of operations for CFC.

Total equity increased $209 million to $3,312 million as of May 31, 2026, compared with May 31, 2025, attributable to our reported net income of $263 million for FY2026, partially offset by the CFC Board of Directors’ authorized patronage capital retirements of $53 million during FY2026.

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

In May 2026, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2026 to the cooperative educational fund. In July 2026, the CFC Board of Directors authorized the allocation of FY2026 adjusted net income as follows: $72 million to members in the form of patronage capital and $172 million to the members’ capital reserve. In July 2026, the CFC Board of Directors also authorized the retirement of patronage capital totaling $62 million, of which $36 million represented 50% of the patronage capital allocation for FY2026 and $26 million represented the portion of the allocation from fiscal year 2001 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $62 million to members in cash in the second quarter of fiscal year 2027. The remaining portion of the patronage capital allocation for FY2026 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2025 to the cooperative educational fund. In July 2025 the CFC Board of Directors authorized the allocation of FY2025 adjusted net income as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve. In July 2025, the CFC Board of Directors also authorized the retirement of patronage capital totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for FY2025 and $19 million represented the portion of the allocation from fiscal year 2000 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2025. The remaining portion of the patronage capital allocation for FY2025 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 46 of the last 47 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws.

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

Risk-Management Framework

Our ERM framework consists of a defined policy and process for managing key risks in alignment with CFC’s mission and the CFC Board of Director’s strategic objectives. The board of directors has responsibility for the oversight and strategic direction of the ERM framework and has adopted a comprehensive risk-management policy that describes the roles and responsibilities of the board and management within this framework for identifying and managing risks. In fulfilling its risk-management oversight duties, the board of directors receives periodic reports from management on business and risk-management activities, and periodically reviews important trends and emerging developments across key risks, including topics identified by management and those selected by the board for review at its meetings. The CFC board also establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than six directors that reviews the performance of the loan portfolio in accordance with those policies. For additional information about the role of the CFC Board of Directors in risk governance and oversight, see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 84% and 85% of total loans outstanding as of May 31, 2026 and 2025, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, distribution and power supply borrowers also are required to set rates charged to customers to achieve certain specified financial ratios. Table 16 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of May 31, 2026 and 2025. Of our total loans outstanding, 89% were secured as of both May 31, 2026 and 2025.

Table 16: Loans—Loan Portfolio Security Profile

	May 31, 2026
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$27,366,476	91%	$2,718,748	9%	$30,085,224
Power supply	4,909,622	77	1,493,774	23	6,403,396
Statewide and associate	231,324	90	27,073	10	258,397
Total CFC	32,507,422	88	4,239,595	12	36,747,017
NCSC:
Electric	1,070,028	100	3,766	—	1,073,794
Telecom	538,331	92	44,273	8	582,604
Total NCSC	1,608,359	97	48,039	3	1,656,398
Total loans outstanding(1)	$34,115,781	89	$4,287,634	11	$38,403,415

Loan type:
Long-term loans:
Fixed rate	$32,073,241	99%	$311,643	1%	$32,384,884
Variable rate	1,067,585	74	368,373	26	1,435,958
Total long-term loans	33,140,826	98	680,016	2	33,820,842
Line of credit loans	974,955	21	3,607,618	79	4,582,573
Total loans outstanding(1)	$34,115,781	89	$4,287,634	11	$38,403,415

	May 31, 2025
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$26,376,425	90%	$2,886,070	10%	$29,262,495
Power supply	4,771,255	81	1,124,245	19	5,895,500
Statewide and associate	238,596	95	12,729	5	251,325
Total CFC	31,386,276	89	4,023,044	11	35,409,320
NCSC:
Electric	1,064,125	99	14,638	1	1,078,763
Telecom	561,132	98	14,333	2	575,465
Total NCSC	1,625,257	98	28,971	2	1,654,228
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548

Loan type:
Long-term loans:
Fixed rate	$31,269,102	100%	$119,211	—%	$31,388,313
Variable rate	911,573	81	210,677	19	1,122,250
Total long-term loans	32,180,675	99	329,888	1	32,510,563
Line of credit loans	830,858	18	3,722,127	82	4,552,985
Total loans outstanding(1)	$33,011,533	89	$4,052,015	11	$37,063,548
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $19 million and $16 million as of May 31, 2026 and 2025, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities, or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $37,821 million and $36,488 million as of May 31, 2026 and 2025, respectively, and represented approximately 98% of our total loans outstanding as of both the dates. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $95 million and $105 million as of May 31, 2026 and 2025, respectively.

Single-Obligor Concentration

Table 17 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of May 31, 2026 and 2025. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of May 31, 2026, compared with 14 distribution systems and six power supply systems as of May 31, 2025. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2026 and 2025.

Table 17: Loans—Loan Exposure to 20 Largest Borrowers

	May 31,
	2026		2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,517,595	12%	$5,054,345	14%
Power supply	2,684,723	7	1,926,448	5
Total CFC	7,202,318	19	6,980,793	19
NCSC Electric	171,788	—	168,063	—
Total loan exposure to 20 largest borrowers	7,374,106	19	7,148,856	19
Less: Loans covered under Farmer Mac standby purchase commitment(1)	(214,210)	—	(155,078)	—
Net loan exposure to 20 largest borrowers	$7,159,896	19%	$6,993,778	19%
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

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The consolidated number of borrowers with loans outstanding totaled 903 and 899 borrowers as of May 31, 2026 and 2025, respectively, located in 49 states. Of the 903 and 899 borrowers with loans outstanding as of May 31, 2026 and 2025, respectively, 50 were electric power supply borrowers as of both May 31, 2026 and 2025. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas had the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state with loans totaling $6,294 million and $5,987 million, net of the loans covered by the Farmer Mac standby repurchase agreement as of May 31, 2026 and 2025, respectively, which represented approximately 17% and 16% of total loans outstanding as of each respective date. See “Note 4—Loans” in this Report for additional information on the Texas-based number of borrowers and loans outstanding.

Table 18 provides a breakdown, by state or U.S. territory, of the total number of borrowers with loans outstanding as of May 31, 2026 and 2025 and the outstanding loan exposure to borrowers in each jurisdiction as a percentage of total loans outstanding of $38,403 million and $37,064 million as of May 31, 2026 and 2025, respectively.

Table 18: Loans—Loan Geographic Concentration

	May 31,
	2026		2025
U.S. State/Territory	Number of Borrowers	% of Total Loans Outstanding	Number of Borrowers	% of Total Loans Outstanding
Alabama	24	2.68%	22	2.57%
Alaska	16	2.83	16	2.96
Arizona	11	1.34	12	1.27
Arkansas	24	3.66	24	3.64
California	4	0.13	4	0.13
Colorado	30	5.01	27	4.77
Delaware	3	0.11	3	0.14
Florida	19	4.88	21	5.40
Georgia	44	5.58	45	5.96
Hawaii	2	0.18	2	0.20
Idaho	12	0.38	12	0.36
Illinois	28	3.25	29	3.12
Indiana	40	4.24	41	4.30
Iowa	38	2.17	37	2.22
Kansas	29	3.02	27	3.30
Kentucky	25	2.58	22	2.41
Louisiana	10	1.43	10	1.66
Maine	3	0.04	3	0.05
Maryland	2	1.17	2	1.33
Massachusetts	1	0.16	1	0.16
Michigan	12	2.79	11	2.26
Minnesota	45	1.64	45	1.70
Mississippi	21	2.02	21	1.90
Missouri	47	5.49	44	5.60
Montana	24	0.88	22	0.86
Nebraska	11	0.10	11	0.10
Nevada	7	0.52	7	0.53
New Hampshire	2	0.68	2	0.60
New Jersey	2	0.06	2	0.06
New Mexico	11	0.13	11	0.14
New York	15	0.54	17	0.46
North Carolina	25	2.64	26	2.77
North Dakota	14	2.25	16	2.41
Ohio	26	2.09	26	1.96
Oklahoma	24	3.17	26	3.22
Oregon	20	1.17	19	1.20
Pennsylvania	14	1.71	13	1.67
Rhode Island	1	0.03	1	0.03
South Carolina	22	3.17	22	3.16
South Dakota	28	0.78	28	0.71
Tennessee	24	1.01	24	0.98
Texas	67	16.67	68	16.47
Utah	4	0.78	4	0.63
Vermont	4	0.20	4	0.16
Virginia	17	0.89	19	0.93
Washington	11	0.93	11	0.85
West Virginia	2	0.02	2	0.03
Wisconsin	27	1.88	27	1.78
Wyoming	11	0.92	10	0.88
Total	903	100.00%	899	100.00%

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonaccrual loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of May 31, 2026.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during FY2026 and FY2025.
Loans on Nonaccrual Status

We had one loan to a CFC electric power supply borrower of $8 million and $26 million that was on nonaccrual status, which represented 0.02% and 0.07% of total loans outstanding as of May 31, 2026 and 2025, respectively. The decrease in this outstanding loan balance primarily reflected $18 million of payments received during FY2026. Subsequent to FY2026, we received a $3 million payment on this loan, which reduced its outstanding balance to $5 million. We discuss our policy for when a loan is placed on nonaccrual status under “Note 1—Summary of Significant Accounting Policies.”

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

We recorded an immaterial charge-off of $0.3 million related to a CFC electric power supply loan during FY2026. We had no charge-offs in FY2025. Over the past five years, we had three borrower defaults resulting in $14 million of charge-offs. Our electric utility loan portfolio has historically experienced low levels of credit losses, as discussed below.

In our 57-year history, we have experienced only 18 defaults in our electric utility loan portfolio. Of the 18 defaults, one remains unresolved with an expected ultimate resolution date in calendar year 2026; nine resulted in no loss; and eight resulted in cumulative net charge-offs of $100 million. Of this amount, $81 million was attributable to seven electric power supply cooperatives and $19 million was attributable to one electric distribution cooperative. We historically have experienced high recovery rates for our electric loan portfolio. This can be attributed to several factors: (i) the unique organizational structure and operating environment of rural electric utility cooperatives, (ii) our lending policy that typically mandates a senior security position on borrowers’ assets and revenue for long-term loans, (iii) the significant investment our member-borrowers have in CFC and (iv) our collaborative and supportive approach when working with members in the event of a default. We cite the factors that have historically contributed to the relatively low risk of default by our electric utility cooperatives, our principal lending market, above under “Credit Risk—Loan Portfolio Credit Risk.”

Since inception in 1987, we have experienced 17 defaults and cumulative net charge-offs of $427 million in our telecommunications loan portfolio, the majority of which relates to a $354 million charge-off in fiscal year 2011. Since then, we have significantly reduced our exposure to the telecommunications sector, with telecommunications loans comprising approximately 2% of our total loan portfolio as of May 31, 2026.

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk-rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. During FY2026, we enhanced our borrower risk rating methodology to increase the weighting of quantitative factors and to refine the qualitative factors framework, resulting in improved consistency and comparability of borrower credit risk assessments across portfolios, while maintaining alignment with evolving industry practices and internal credit risk assessment objectives. We categorize loans in our portfolio based on our internally assigned borrower risk ratings, which are intended to assess the general creditworthiness of the borrower and probability of default. Our borrower risk ratings align with the U.S. federal banking regulatory agencies’ credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Our internally assigned borrower risk ratings serve as the primary credit quality indicator for our loan portfolio. Because our internal borrower risk ratings provide important information on the probability of default, they are a key input in determining our allowance for credit losses.

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

Criticized loans totaled $207 million and $219 million as of May 31, 2026 and 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease of $12 million in criticized loans was primarily driven by $18 million in payments received from a CFC electric power supply borrower in the doubtful category, partially offset by a $6 million increase in loans outstanding in the special mention category. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2026 and 2025.

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

Table 19 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of May 31, 2026 and 2025 and the allowance components as of each date.

Table 19: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	May 31,
	2026			2025
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$30,085,224	$16,625	0.06%	$29,262,495	$18,473	0.06%
Power supply	6,403,396	6,661	0.10	5,895,500	15,456	0.26
Statewide and associate	258,397	970	0.38	251,325	1,100	0.44
Total CFC	36,747,017	24,256	0.07	35,409,320	35,029	0.10
NCSC:
Electric	1,073,794	4,108	0.38	1,078,763	3,818	0.35
Telecom	582,604	1,583	0.27	575,465	1,768	0.31
Total NCSC	1,656,398	5,691	0.34	1,654,228	5,586	0.34
Total	$38,403,415	$29,947	0.08	$37,063,548	$40,615	0.11

Allowance components:
Collective allowance	$38,392,544	$29,844	0.08%	$37,031,238	$31,313	0.08%
Asset-specific allowance	10,871	103	0.95	32,310	9,302	28.79
Total	$38,403,415	$29,947	0.08	$37,063,548	$40,615	0.11

Allowance coverage ratios:
Nonaccrual loans(3)	$7,500		399.29%	$26,099		155.62%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period-end. Excludes unamortized deferred loan origination costs of $19 million and $16 million as of May 31, 2026 and 2025, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period-end divided by the related loans outstanding at period-end.
(3)Calculated based on the total allowance for credit losses at period-end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.02% and 0.07% of total loans outstanding as of May 31, 2026 and 2025, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

Our allowance for credit losses and allowance coverage ratio decreased to $30 million and 0.08%, respectively, as of May 31, 2026, from $41 million and 0.11%, respectively, as of May 31, 2025. The $11 million decrease in the allowance for credit losses was attributable to a $9 million reduction in the asset-specific allowance due to higher-than-expected payments received on a nonaccrual CFC power supply loan during FY2026, and an approximately $2 million decrease in the collective allowance, driven primarily by improved borrower credit quality and a refinement in our borrower risk rating methodology during FY2026.

We discuss our methodology for estimating the allowance for credit losses under the current expected credit loss model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in the below section “Critical Accounting Estimates” of this Report. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investments Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $249 million and $42 million, respectively, as of May 31, 2026. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of May 31, 2026, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2025.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings, as well as by maintaining enforceable master netting arrangements that allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2026 and 2025, and from AA- to BBB+ by S&P as of both May 31, 2026 and 2025. The total outstanding notional amount of derivatives with these counterparties was $6,566 million and $7,252 million as of May 31, 2026 and 2025, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both May 31, 2026 and 2025.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 10—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $524 million and $506 million as of May 31, 2026 and 2025, respectively.

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

In addition to cash on hand and investment securities, our primary sources of funds include member loan principal and interest repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, a revolving note purchase agreement with Farmer Mac and proceeds from debt issuances to members and in the public capital markets. Our primary uses of funds include loan advances to members, principal and interest payments on borrowings, periodic interest settlement payments related to our derivative contracts and operating expenses.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 20 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities as of May 31, 2026 and 2025.

Table 20: Available Liquidity

	May 31,
	2026			2025
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$249	$—	$249	$135	$—	$135
Debt securities investment portfolio(1)	31	—	31	114	—	114
Total cash and investment debt securities	280	—	280	249	—	249
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	3,500	7	3,493	3,300	7	3,293
Guaranteed Underwriter Program committed facilities—secured(3)	10,823	9,023	1,800	10,373	9,023	1,350
Farmer Mac revolving note purchase agreement—secured(4)	6,500	3,912	2,588	6,500	3,780	2,720
Total committed credit facilities	20,823	12,942	7,881	20,173	12,810	7,363
Total available liquidity	$21,103	$12,942	$8,161	$20,422	$12,810	$7,612
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists of Farmer Mac Class A common stock, which we exclude from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million as of both May 31, 2026 and 2025, relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.

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

Table 21 presents our primary liquidity coverage ratios as of May 31, 2026 and 2025 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 21: Liquidity Coverage Ratios

	May 31,
(Dollars in millions)	2026	2025
Liquidity coverage ratio:(1)
Total available liquidity(2)	$8,161	$7,612
Debt scheduled to mature over next 12 months:
Short-term borrowings(3)	5,160	5,091
Long-term and subordinated debt scheduled to mature over next 12 months(4)	4,602	3,679
Total debt scheduled to mature over next 12 months	9,762	8,770
Deficit in available liquidity over debt scheduled to mature over next 12 months	$(1,601)	$(1,158)

Liquidity coverage ratio	0.84	0.87

Liquidity coverage ratio, excluding expected maturities of member short-term investments(5)
Total available liquidity(2)	$8,161	$7,612
Total debt scheduled to mature over next 12 months	9,762	8,770
Exclude: Member short-term investments(6)	(2,821)	(2,885)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	6,941	5,885
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$1,220	$1,727

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.18	1.29
___________________________
(1)Calculated based on available liquidity at period-end divided by total debt scheduled to mature over the next 12 months at period-end.
(2)Total available liquidity is presented above in Table 20.
(3)The short-term borrowings scheduled maturity amount consists of member investments of $2,821 million and dealer commercial paper of approximately $2,339 million as of May 31, 2026, and member investments of $2,885 million and dealer commercial paper of $2,206 million as of May 31, 2025, respectively.

(4)The long-term and subordinated scheduled debt obligations over the next 12 months consist of debt maturities and scheduled debt payment amounts, of which, $109 million and $206 million was from member investments as of May 31, 2026 and 2025, respectively.
(5)Calculated based on available liquidity at period-end divided by debt, excluding member short-term investments, scheduled to mature over the next 12 months.
(6)Member short-term investments include commercial paper sold directly to members, select notes, daily liquidity fund notes and short-term medium-term notes sold to members. See Table 23: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates below for additional information.

As presented in Table 20 and 21 above, our available liquidity increased by $549 million, or 7%, compared with May 31, 2025. The increase was driven by a $450 million increase in Guaranteed Underwriter Program committed facilities, a $200 million increase resulting from amendments to our committed bank revolving line of credit agreements, a $31 million net increase in cash and investment debt securities balances, partially offset by a $132 million decrease in available amount under the Farmer Mac revolving note purchase agreement. However, the increase in available liquidity was outweighed by a larger increase in debt scheduled to mature within the next 12 months, resulting in a decline in our liquidity coverage ratio from 0.87 as of May 31, 2025 to 0.84 as of May 31, 2026.

We believe we can continue to roll over our member short-term investments of $2,821 million as of May 31, 2026, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,191 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of May 31, 2026 was $1,220 million in excess of, or 1.18 times, our total $6,941 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $2,184 million from scheduled long-term loan principal payments over the next 12 months.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. This portfolio was initially intended to provide an additional source of liquidity. Our debt securities investment portfolio totaled $31 million and $114 million as of May 31, 2026 and 2025, respectively, reflecting the continued wind-down of this portfolio as we reduce our holdings over time. Our investment portfolio also included equity securities with a fair value of $11 million as of both May 31, 2026 and 2025, consisting of Farmer Mac Class A common stock, which we exclude from our available liquidity. We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” in this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $20,823 million and $20,173 million as of May 31, 2026 and 2025, respectively, and the aggregate amount available for access totaled $7,881 million and $7,363 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

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

As of May 31, 2026, the total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 22 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of May 31, 2026.

Table 22: Committed Bank Revolving Line of Credit Agreements

	May 31, 2026
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2026; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

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

On January 29, 2026, we closed on a $450 million Series W committed loan facility from the FFB under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2030. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

As displayed in Table 20, we had accessed $9,023 million under the Guaranteed Underwriter Program and up to $1,800 million was available for borrowing as of May 31, 2026. Of the $1,800 million available borrowing amount, $450 million is available for advance through July 15, 2027, $450 million is available for advance through July 15, 2028, $450 million is available for advance through July 15, 2029, and $450 million is available for advance through July 15, 2030. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $5,339 million as of May 31, 2026.

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

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac, under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030, after which the agreement allows successive one-year renewals of the draw period upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $3,912 million and $3,780 million as of May 31, 2026 and 2025, respectively. As displayed in Table 20, the amount available for borrowing under this agreement was $2,588 million as of May 31, 2026.

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

Table 23: Short-Term Borrowings—Outstanding Amount and Weighted-Average Interest Rates

	May 31,
	2026		2025
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$2,338,411	3.85%	$2,206,451	4.47%
Commercial paper sold directly to members, at par	882,692	3.27	785,608	3.98
Total commercial paper	3,221,103	3.69	2,992,059	4.34
Select notes to members	1,361,207	3.54	1,304,240	4.22
Daily liquidity fund notes to members	253,271	3.00	343,916	3.75
Medium-term notes sold to members	324,190	3.81	451,201	4.62
Total short-term borrowings outstanding	$5,159,771	3.62	$5,091,416	4.30

Short-term borrowings increased to $5,160 million as of May 31, 2026, from $5,091 million as of May 31, 2025, and accounted for 14% and 15% of total debt outstanding as of each respective date. The weighted-average cost of our outstanding short-term borrowings decreased to 3.62% as of May 31, 2026, from 4.30% as of May 31, 2025 due to the federal funds rate cuts during FY2026. The weighted-average maturity of our short-term borrowings decreased to 34 days as of May 31, 2026, from 41 days as of May 31, 2025.

Table 24 displays the composition, by funding source, of our short-term borrowings as of May 31, 2026 and 2025. As indicated in Table 24, members’ investments represented 55% and 57% of our outstanding short-term borrowings as of May 31, 2026 and 2025, respectively. Member investments have historically been our primary source of short-term borrowings. See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Table 24: Short-Term Borrowings—Funding Sources

	May 31,
	2026		2025
(Dollars in thousands)	Outstanding Amount	% of Total Short-Term Borrowings	Outstanding Amount	% of Total Short-Term Borrowings
Funding source:
Members	$2,821,360	55%	$2,884,965	57%
Capital markets	2,338,411	45	2,206,451	43
Total	$5,159,771	100%	$5,091,416	100%

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $30,784 million and $29,678 million as of May 31, 2026 and 2025, respectively, and accounted for 86% and 85% of total debt outstanding as of each respective date. See Table 25 below for a summary of our long-term and subordinated debt issuances and repayments during FY2026.

During FY2026, we redeemed $650 million in aggregate principal amount of our subordinated deferrable debt, including $300 million of notes due 2043 and $350 million of notes due 2046. The notes were redeemed at par plus accrued interest. As a result, we recognized $6 million of losses on early extinguishment of debt related to unamortized debt issuance costs for these notes in our consolidated statements of operations for FY2026.

Subsequent to FY2026, we settled $300 million of dealer medium-term notes at a floating interest rate with a term of 18 months.

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

In addition to issuances of unlimited debt in the public capital markets under our shelf registrations discussed above, we also have access to private debt facilities in private placement transactions through unregistered debt offerings. During FY2026, we issued $600 million in a private placement of fixed-to-fixed reset rate subordinated notes due 2056, consisting of two tranches: $150 million notes at a fixed rate of 5.75% that are noncallable for five years and $450 million notes at a fixed rate of 5.95% that are noncallable for 10 years.

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 25 summarizes long-term and subordinated debt issuances and repayments during FY2026.

Table 25: Long-Term and Subordinated Debt—Issuances and Repayments

	Year Ended May 31, 2026
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds(2)	$—	$412,520
Guaranteed Underwriter Program notes payable	—	1,118,130
Farmer Mac notes payable	250,000	118,467
Medium-term notes sold to members	101,946	144,868
Medium-term notes sold to dealers(3)	4,443,405	1,838,506
Subordinated deferrable debt(4)	629,381	650,236
Members’ subordinated certificates	1,146	57,620
Total	$5,425,878	$4,340,347
___________________________
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

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $35,944 million as of May 31, 2026, $15,753 million, or 44%, was secured by pledged loans totaling $19,282 million. In comparison, of our total debt outstanding of $34,769 million as of May 31, 2025, $17,133 million, or 49%, was secured by pledged loans totaling $20,516 million. The following provides additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreement with Farmer Mac. Our collateral pledging requirements are based on the face amount of secured outstanding debt, which excludes net unamortized discounts, premiums and issuance costs. As discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond 2007 indenture, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements as of May 31, 2026.

Table 26 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of May 31, 2026 and 2025.

Table 26: Collateral Pledged

	Requirement Coverage Ratios		Actual Coverage Ratios(1)
	Minimum Debt Indentures	Maximum Committed Bank Revolving Line of Credit Agreements	May 31,
			2026	2025
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	N/A	143%	146%
Collateral trust bonds 2007 indenture	100	150	115	116
Guaranteed Underwriter Program notes payable	100	150	126	118
Farmer Mac notes payable	100	150	124	123
____________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 27 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of May 31, 2026 and 2025.

Table 27: Loans—Unencumbered Loans

	May 31,
(Dollars in thousands)	2026	2025
Total loans outstanding(1)	$38,403,415	$37,063,548
Less: Loans required to be pledged under secured debt agreements(2)	(15,920,906)	(17,320,024)
Loans pledged in excess of required amount(2)(3)	(3,361,068)	(3,195,994)
Total pledged loans	(19,281,974)	(20,516,018)
Unencumbered loans	$19,121,441	$16,547,530
Unencumbered loans as a percentage of total loans outstanding	50%	45%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $19 million and $16 million as of May 31, 2026 and 2025, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 27, we had excess loans pledged as collateral totaling $3,361 million and $3,196 million as of May 31, 2026 and 2025, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Member Loan Repayments

Table 28 displays future scheduled loan principal payment amounts, by member class and by loan type, on loans outstanding as of May 31, 2026, disaggregated by amounts due (i) in one year or less; (ii) after one year up to five years; (iii) after five years up to 15 years; and (iv) after 15 years.

Table 28: Loans—Scheduled Principal Payments

	May 31, 2026
(Dollars in thousands)	Due ≤ 1 Year	Due > 1 Year Up to 5 Years	Due > 5 Years Up to 15 Years	Due After 15 Years	Total
Member class:
CFC:
Distribution	$3,402,816	$6,126,755	$11,269,420	$9,286,233	$30,085,224
Power supply	496,566	2,518,817	2,113,007	1,275,006	6,403,396
Statewide and associate	73,737	87,775	35,681	61,204	258,397
Total CFC	3,973,119	8,733,347	13,418,108	10,622,443	36,747,017
NCSC:
Electric	104,946	579,424	314,834	74,590	1,073,794
Telecom	88,945	336,940	156,719	—	582,604
Total NCSC	193,891	916,364	471,553	74,590	1,656,398
Total loans outstanding	$4,167,010	$9,649,711	$13,889,661	$10,697,033	$38,403,415

Loan type:
Fixed rate	$1,656,920	$6,674,241	$13,677,527	$10,376,196	$32,384,884
Variable rate	2,510,090	2,975,470	212,134	320,837	6,018,531
Total loans outstanding	$4,167,010	$9,649,711	$13,889,661	$10,697,033	$38,403,415

Contractual Obligations

Our contractual obligations affect both our short- and long-term liquidity needs. Our most significant contractual obligations include scheduled payments on our debt obligations. Table 29 displays scheduled amounts due on our debt obligations as of May 31, 2026 and the expected timing of these payments. The amounts presented reflect undiscounted future cash payment amounts due pursuant to these obligations, aggregated by the type of contractual obligation. The table excludes certain obligations that are short-term, such as trade payables, or where the amount is not fixed and determinable, such as derivatives subject to valuation based on market factors. The timing of actual future payments may differ from those presented due to a number of factors, such as discretionary debt redemptions or changes in interest rates that may impact our expected future cash interest payments.

Table 29: Contractual Obligations(1)

	Payments Due by Period
(Dollars in thousands)	In 1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years	Total
Short-term borrowings	$5,159,771	$—	$—	$—	$5,159,771
Long-term debt	4,598,356	9,636,680	4,560,777	9,744,295	28,540,108
Subordinated deferrable debt	—	—	—	1,322,956	1,322,956
Members’ subordinated certificates(2)	3,484	10,767	68,942	1,045,029	1,128,222
Total long-term and subordinated debt	4,601,840	9,647,447	4,629,719	12,112,280	30,991,286
Finance leases	1,472	3,081	2,322	1,645	8,520
Contractual interest on long-term debt(3)	1,226,249	1,889,154	1,268,036	6,133,491	10,516,930
Total	$10,989,332	$11,539,682	$5,900,077	$18,247,416	$46,676,507
____________________________
(1)Callable debt is included in this table at its contractual maturity.
(2)Member loan subordinated certificates totaling $114 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $7 million in FY2026 and represented 6% of amortizing loan subordinated certificates outstanding.
(3)Represents the amounts of future interest payments on long-term and subordinated debt outstanding as of May 31, 2026, based on the contractual terms of the securities. These amounts were determined based on certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect as of May 31, 2026 until maturity, and redeemable debt continues to accrue interest until its contractual maturity.

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

Projected Near-Term Sources and Uses of Funds

Table 30 below displays a projection of our primary long-term sources and uses of funds as of May 31, 2026, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of May 31, 2026 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments, are intended to serve as a backup source of liquidity.

Table 30: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

1Q FY 2027	$600	$641	$1,241	$725	$662	$1,387
2Q FY 2027	1,286	576	1,862	1,630	724	2,354
3Q FY 2027	2,190	477	2,667	1,247	1,011	2,258
4Q FY 2027	880	490	1,370	911	854	1,765
1Q FY 2028	1,464	486	1,950	1,220	836	2,056
2Q FY 2028	1,096	504	1,600	949	854	1,803
Total	$7,516	$3,174	$10,690	$6,682	$4,941	$11,623
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended November 30, 2027.
(2)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3)Long-term debt maturities also include expected early redemptions of debt and exclude $148 million of maturing long-term member medium-term notes, as we expect we can continue to roll over our member medium-term notes investments based on our expectation that our members will continue to reinvest their excess cash with us.

As displayed in Table 30, we currently project long-term advances of $3,251 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $2,184 million, resulting in net long-term loan growth of approximately $1,067 million over the next 12 months.

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

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. On June 2, 2025, at our request, S&P withdrew its “A-2” short-term issuer rating on CFC. During FY2026, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Table 31 displays our credit ratings as of May 31, 2026, which remain unchanged as of the date of this Report.

Table 31: Credit Ratings

May 31, 2026
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

Financial Ratios

Our debt-to-equity ratio was 10.85 and 11.20 as of May 31, 2026 and 2025, respectively. The decrease in the debt-to-equity ratio during FY2026 was due to an increase in total equity, partially offset by an increase in debt to fund loan growth. The increase in total equity was primarily due to our reported net income of $263 million for FY2026, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $53 million in July 2025.

Our adjusted debt-to-equity ratio was 7.46 and 7.39 as of May 31, 2026 and 2025, respectively. The increase in the adjusted debt-to-equity ratio during FY2026 was due to an increase in adjusted total debt outstanding, resulting from additional borrowings to fund growth in our loan portfolio, partially offset by an increase in adjusted total equity. The increase in adjusted total equity was primarily driven by our adjusted net income of $245 million for FY2026, partially offset by net decreases in members’ subordinated certificates and subordinated deferrable debt, as well as a $53 million reduction in equity resulting from the CFC Board of Directors’ authorized patronage capital retirements in July 2025.

We provide a more detailed discussion of the debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of May 31, 2026.

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

Interest Rate Risk Management

Our interest rate risk-management objective is to prudently manage the timing of cash flows between interest-earning assets and interest-bearing liabilities in order to mitigate interest rate risk in accordance with CFC’s board policy and risk limits and guidelines established by the Asset Liability Committee. Our Asset Liability Committee provides oversight of our exposure to interest rate risk and ensures that our exposure is compliant with established risk limits and guidelines. We seek to generate stable adjusted net interest yield on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest rate-sensitive assets and liabilities, which we discuss above in “Consolidated Results of Operations—Non-Interest Income—Derivative Gains (Losses)” and “Note 10—Derivative Instruments and Hedging Activities.”

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net loan growth of $1,253 million over the next 12 months and overall, the market expects the yield curve to flatten as short-term interest rates are forecasted to increase and longer-term rates are expected to decrease.

Based on our current baseline forecast assumptions, which includes a 25-basis-point increase in the federal funds rate from June 2026 through May 2027, we project:

•An increase in both our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended May 31, 2026;
•An increase in our adjusted net interest income over the next 12 months relative to the 12-month period ended May 31, 2026, driven by an increase in interest-earning assets due to projected loan growth; and
•A slight decline in the adjusted net interest yield over the next 12 months relative to the 12-month period ended May 31, 2026, primarily due to the higher projected adjusted average cost of funding, attributable to changes in funding mix and the refinancing of maturing lower-cost long-term debt at forecasted higher interest rates, as well as lower expected interest rate swaps derivative cash settlement interest income.

Table 32 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of additional plus or minus 100 basis points in the interest rate yield curve, relative to our base case forecast yield curve that includes a 25-basis-point increase in the federal funds rate, would have on our projected baseline 12-month net interest income and adjusted net interest income as of May 31, 2026 and 2025. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 32: Interest Rate Sensitivity Analysis

	May 31, 2026			May 31, 2025
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(4.28)%	3.43%	(2.61)%	(1.68)%	1.79%	(5.07)%
Derivative cash settlements	12.34%	(12.18)%	9.37%	11.33%	(11.32)%	9.12%
Adjusted net interest income(2)	8.06%	(8.74)%	6.76%	9.65%	(9.54)%	4.04%
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

The changes in the sensitivity measures between May 31, 2026 and 2025 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 32 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of May 31, 2026, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. We would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of May 31, 2026, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

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

The duration gap widened to positive 2.11 months as of May 31, 2026, from positive 0.27 months as of May 31, 2025 and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The widening of the positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

OPERATIONAL RISK

Operational risk is the risk of loss arising from inadequate or failed internal processes, people, systems or external events. This risk includes, among other things, unauthorized transactions by employees; reputation risk; talent management risks, including the inability to attract or retain sufficiently qualified employees; errors in loan documentation, transaction processing or technology; failure to perfect liens on collateral; breaches of internal controls or information systems; and fraud by employees or third parties. Operational risk also includes potential legal actions arising from operational deficiencies, noncompliance with covenants in our revolving credit agreements or indentures, employee misconduct or adverse business decisions. A breakdown in internal controls, improper access to or operation of systems, or improper employee conduct could result in financial loss. Operational risk further includes risks associated with technology and information systems, including unauthorized access to confidential or sensitive information and internal or external threats, such as cyberattacks, whether directed at our technology infrastructure or at third-party vendors that store or process confidential or sensitive internal data. In addition, third-party risk is an important component of our operational risk framework and requires the identification, assessment and mitigation of critical risks arising from our relationships with vendors, suppliers, partners, service providers and contractors.

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

Our business continuity and disaster recovery plan establishes the basic principles necessary to ensure emergency response, resumption, restoration and permanent recovery of CFC’s operations and business activities during a business interruption event. Each of our departments is required to develop, exercise, test and maintain business resumption plans for the recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. We periodically conduct disaster recovery exercises. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

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

As discussed in “Credit Risk—Loan Portfolio Credit Risk,” CFC has experienced only 18 defaults in its 57-year history, and prior to the two CFC electric power supply loan defaults in fiscal years 2021 and 2022, we had no defaults in our electric utility loan portfolio since fiscal year 2013. As such, we have a limited history of defaults to develop reasonable and supportable estimated probability of default rates for our existing loan portfolio. We therefore utilize third-party default data for the utility sector as a proxy to estimate probability of default rates for our loan portfolio segments. However, we utilize our internal historical loss experience to estimate loss given default, or the recovery rate, for each of our loan portfolio segments. We believe our internal historical loss experience serves as a more reliable estimate of loss severity than third-party data due to the organizational structure and operating environment of rural utility cooperatives, our lending practice of generally requiring a senior security position on the assets and revenue of borrowers for long-term loans, the approach we take in working with borrowers that may be experiencing operational or financial issues and other factors discussed in “Credit Risk—Loan Portfolio Credit Risk.”

We generally consider nonaccrual loans as well as loans that have been modified with borrowers experiencing financial difficulty for individual evaluation given the risk characteristics of such loans and establish an asset-specific allowance for these loans. The key assumptions in determining our asset-specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include measuring the amount and timing of future cash flows for individually evaluated loans that are not collateral-dependent and estimating the value of the underlying collateral for individually evaluated loans that are collateral-dependent.

The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during FY2026.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to a variety of factors. While management uses its best judgment to assess loss data and other factors to determine the allowance for credit losses, changes in our loss assumptions, adjustments to assigned borrower risk ratings, the use of alternate external data sources or other factors could affect our estimate of probable credit losses inherent in the portfolio as of each balance sheet date, which would also impact the related provision for credit losses recognized in our consolidated statements of operations. For example, changes in the inputs below, without taking into consideration the impact of other potential offsetting or correlated inputs, would have the following effect on our allowance for credit losses as of May 31, 2026.

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

Statements of Operations Non-GAAP Financial Measures

One of our primary performance measures is TIER, which is a measure indicating our ability to cover the interest expense requirements on our debt. TIER is calculated by adding the interest expense to net income and dividing that total by the interest expense. We adjust the TIER calculation to add the derivative cash settlements income (expense) to the interest expense and to remove the derivative forward value gains (losses) from total net income. Adding the cash settlements income (expense) back to interest expense also has a corresponding effect on our adjusted net interest income.

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

The derivative forward value gains (losses) do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value gains (losses) included in the derivative gains (losses) line of the statement of operations represents a present-value estimate of the future cash inflows or outflows that will be recognized as net cash settlements income (expense) for all periods through the maturity of our derivatives that do not qualify for hedge accounting. For operational management and decision-making purposes, we subtract derivative forward value gains (losses) from our net income when calculating TIER and for other net income presentation purposes. In addition, since the derivative forward value gains (losses) do not represent current-period cash flows, we do not allocate such funds to our members.

Net Income and Adjusted Net Income

Table 33 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 33: Adjusted Net Income

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Adjusted net interest income:
Interest income	$1,796,660	$1,703,233	$1,593,351
Interest expense	(1,494,894)	(1,442,279)	(1,339,088)
Include: Derivative cash settlements interest income(1)	63,953	99,219	127,166
Adjusted interest expense	(1,430,941)	(1,343,060)	(1,211,922)
Adjusted net interest income	$365,719	$360,173	$381,429

Adjusted net income:
Net income	$262,736	$140,014	$554,316
Exclude: Derivative forward value gains (losses)(2)	18,213	(105,070)	264,871
Adjusted net income	$244,523	$245,084	$289,445
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

TIER and Adjusted TIER

Table 34 displays the calculation of our TIER and adjusted TIER.

Table 34: TIER and Adjusted TIER

	Year Ended May 31,
	2026	2025	2024
TIER (1)	1.18	1.10	1.41
Adjusted TIER (2)	1.17	1.18	1.24
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

Debt Outstanding and Equity and Adjusted Debt Outstanding and Equity

Adjusted debt-to-equity ratio is one of the key measures in managing our business and is used for: (i) establishing corporate goals; (ii) budgeting and forecasting; and (iii) monitoring our overall leverage and credit ratings. We therefore believe that this adjusted financial measure, in combination with the comparable U.S. GAAP financial measure, is useful to investors in evaluating our financial condition. We adjust the comparable U.S. GAAP financial measure to:

•exclude from total debt outstanding, and add to total equity, 100% of members’ subordinated certificates;
•exclude from total debt outstanding, and add to total equity, 50% of subordinated deferrable debt; and
•exclude from total equity the noncash cumulative impact of changes in derivative forward value gains (losses), historical foreign currency translation adjustments, and the amounts of AOCI.

Members’ subordinated certificates are accounted for as debt under U.S. GAAP. These subordinated certificates are held only by our members and are subordinated to all senior and nonmember subordinated indebtedness of CFC. The members’ subordinated certificates have long-dated maturities and in certain cases pay no interest or pay interest that is below market. Under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. Given the subordinated certificates’ equity-like characteristics, we subtract 100% of members’ subordinated certificates from total debt outstanding and add them to total equity when calculating our adjusted debt-to-equity ratio.

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

We record derivative instruments at fair value on our consolidated balance sheets. Our total equity includes the noncash impact of derivative forward value gains (losses) and historical foreign currency translation adjustments recorded in net income. We have not issued foreign-denominated debt since 2007, and as of May 31, 2026 and 2025, there were no foreign currency derivative instruments outstanding. It also includes as a component of AOCI the impact of changes in the fair value of derivatives designated as cash flow hedges as well as the unrealized gains (losses) on the defined benefit pension plan. In evaluating our adjusted debt-to-equity ratio, we make adjustments to equity similar to the adjustments made in calculating TIER. We exclude from total equity the noncash cumulative impact of changes in derivative forward value gains (losses), historical foreign currency translation adjustments, and the amounts of AOCI, which reflects management’s perspective on our operations and, therefore, we believe, is a useful financial measure for investors.

Table 35 provides a reconciliation between our total debt outstanding and total equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of May 31, 2026 and 2025.

Table 35: Adjusted Total Debt Outstanding and Equity

	May 31,
(Dollars in thousands)	2026	2025
Adjusted total debt outstanding:
Total debt outstanding(1)	$35,944,227	$34,769,316
Exclude:
50% of Subordinated deferrable debt	655,141	664,743
Members’ subordinated certificates	1,128,240	1,184,714
Adjusted total debt outstanding	$34,160,846	$32,919,859

Adjusted total equity:
Total equity	$3,312,136	$3,103,466
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	502,899	607,969
Current fiscal year derivative forward value gains (losses)(2)	18,213	(105,070)
Current fiscal year-end cumulative derivative forward value gains(2)	521,112	502,899
Accumulated other comprehensive loss	(2,369)	(2,236)
Subtotal	518,743	500,663
Include:
50% of Subordinated deferrable debt	655,141	664,743
Members’ subordinated certificates	1,128,240	1,184,714
Subtotal	1,783,381	1,849,457
Adjusted total equity	$4,576,774	$4,452,260
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest-bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses). The cumulative amounts also include historical foreign currency translation adjustments recorded in net income.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 36 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of May 31, 2026 and 2025.

Table 36: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

	May 31,
(Dollars in thousands)	2026	2025
Debt-to-equity ratio:
Total debt outstanding	$35,944,227	$34,769,316
Total equity	3,312,136	3,103,466
Debt-to-equity ratio(1)	10.85	11.20

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$34,160,846	$32,919,859
Adjusted total equity(2)	4,576,774	4,452,260
Adjusted debt-to-equity ratio(3)	7.46	7.39
____________________________
(1)Calculated based on total debt outstanding at period end divided by total equity at period end.
(2) See Table 35 above for details on the calculation of these non-GAAP financial measures and the reconciliation to the most comparable U.S. GAAP financial measures.
(3)Calculated based on adjusted total debt outstanding at period end divided by adjusted total equity at period end.

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses), historical foreign currency adjustments recorded in net income, and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 37 provides a reconciliation of members’ equity to total CFC equity as of May 31, 2026 and 2025. We present the components of AOCI in “Note 11—Equity.”

Table 37: Members’ Equity

	May 31,
(Dollars in thousands)	2026	2025
Members’ equity:
Total CFC equity	$3,290,524	$3,082,477
Exclude:
Accumulated other comprehensive loss	(2,369)	(2,236)
Period-end cumulative derivative forward value gains attributable to CFC(1)	519,419	501,663
Subtotal	517,050	499,427
Members’ equity	$2,773,474	$2,583,050
____________________________
(1)Represents period-end cumulative derivative forward value gains and historical foreign currency translation adjustments recorded in net income for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 16—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of May 31, 2026 and 2025 are presented above in Table 35.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the Company) as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the allowance for credit losses of loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans evaluated on a collective basis (the collective ACL) was $29.8 million as of May 31, 2026. The collective ACL includes the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The Company estimates the collective ACL using a probability of default (PD) and loss given default

(LGD) methodology. The Company segments its loan portfolio into pools based on member-borrower type, which is based on the utility sector of the borrower, and further by internal borrower risk ratings. The Company then applies loss factors, consisting of the PD and LGD, to the scheduled loan-level amortization amounts over the life of the loans. Due to a limited history of defaults in the portfolio, the Company utilizes third-party default data tables for the utility sector as a proxy to estimate default rates for each of the pools. Based on the mapping of internal borrower risk rating to equivalent credit rating provided in the third-party utility default tables, the Company applies corresponding cumulative default rates to the scheduled loan amortization amounts over the remaining life of loan in each of the pools. For estimation of an LGD the Company utilizes its lifetime historical loss experience for each of the portfolio segments. The Company estimates that, based on historical experience, expected credit losses will not be affected by changes in economic factors and therefore, the Company has not made adjustments to the historical rates for any economic forecasts.

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
Baltimore, Maryland
July 31, 2026

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Interest income	$1,796,660	$1,703,233	$1,593,351
Interest expense	(1,494,894)	(1,442,279)	(1,339,088)
Net interest income	301,766	260,954	254,263
Benefit for credit losses	10,362	8,111	5,516
Net interest income after benefit for credit losses	312,128	269,065	259,779
Non-interest income:
Fee and other income	28,719	23,597	22,792
Derivative gains (losses)	82,166	(5,851)	392,037
Investment securities gains	1,128	5,674	10,772
Total non-interest income	112,013	23,420	425,601
Non-interest expense:
Salaries and employee benefits	(80,083)	(72,171)	(67,401)
Other general and administrative expenses	(73,812)	(70,944)	(58,970)
Other non-interest expense	(7,176)	(9,168)	(3,189)
Total non-interest expense	(161,071)	(152,283)	(129,560)
Income before income taxes	263,070	140,202	555,820
Income tax provision	(334)	(188)	(1,504)
Net income	262,736	140,014	554,316
Less: Net income attributable to noncontrolling interests	(624)	(281)	(967)
Net income attributable to CFC	$262,112	$139,733	$553,349

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Net income	$262,736	$140,014	$554,316
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	—	803	483
Reclassification to earnings of realized gains on derivatives	(470)	(1,155)	(8,298)
Defined benefit plan adjustments	337	(468)	(1,944)
Other comprehensive loss	(133)	(820)	(9,759)
Total comprehensive income	262,603	139,194	544,557
Less: Total comprehensive income attributable to noncontrolling interests	(624)	(281)	(967)
Total comprehensive income attributable to CFC	$261,979	$138,913	$543,590

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2026	2025
Assets:
Cash and cash equivalents	$248,819	$134,712
Restricted cash	8,599	8,410
Total cash, cash equivalents and restricted cash	257,418	143,122
Investment securities:
Debt securities trading, at fair value	31,144	113,663
Equity securities, at fair value	11,021	11,252
Total investment securities, at fair value	42,165	124,915
Loans to members	38,422,128	37,079,978
Less: Allowance for credit losses	(29,947)	(40,615)
Loans to members, net	38,392,181	37,039,363
Accrued interest receivable	264,952	270,222
Other receivables	26,679	24,377
Fixed assets, net	75,619	81,667
Derivative assets	554,116	555,855
Other assets	91,217	85,528
Total assets	$39,704,347	$38,325,049

Liabilities:
Accrued interest payable	$308,506	$294,917
Debt outstanding:
Short-term borrowings	5,159,771	5,091,416
Long-term debt	28,345,934	27,163,701
Subordinated deferrable debt	1,310,282	1,329,485
Members’ subordinated certificates:
Membership subordinated certificates	627,272	628,637
Loan and guarantee subordinated certificates	253,671	309,914
Member capital securities	247,297	246,163
Total members’ subordinated certificates	1,128,240	1,184,714
Total debt outstanding	35,944,227	34,769,316
Deferred income	29,948	31,596
Derivative liabilities	31,414	51,368
Other liabilities	78,116	74,386
Total liabilities	36,392,211	35,221,583

Equity:
CFC equity:
Retained equity	3,292,893	3,084,713
Accumulated other comprehensive loss	(2,369)	(2,236)
Total CFC equity	3,290,524	3,082,477
Noncontrolling interests	21,612	20,989
Total equity	3,312,136	3,103,466
Total liabilities and equity	$39,704,347	$38,325,049

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2023	$3,534	$1,006,115	$1,202,152	$341,915	$2,553,716	$8,343	$2,562,059	$27,190	$2,589,249
Net income	1,100	60,599	228,059	263,591	553,349	—	553,349	967	554,316
Other comprehensive loss	—	—	—	—	—	(9,759)	(9,759)	—	(9,759)
Patronage capital retirement	—	(138,482)	25,353	—	(113,129)	—	(113,129)	—	(113,129)
Other	(1,058)	—	—	—	(1,058)	—	(1,058)	(7,450)	(8,508)
Balance as of May 31, 2024	$3,576	$928,232	$1,455,564	$605,506	$2,992,878	$(1,416)	$2,991,462	$20,707	$3,012,169
Net income (loss)	1,100	67,140	176,045	(104,552)	139,733	—	139,733	281	140,014
Other comprehensive loss	—	—	—	—	—	(820)	(820)	—	(820)
Patronage capital retirement	—	(46,846)	—	—	(46,846)	—	(46,846)	—	(46,846)
Other	(1,052)	—	—	—	(1,052)	—	(1,052)	1	(1,051)
Balance as of May 31, 2025	$3,624	$948,526	$1,631,609	$500,954	$3,084,713	$(2,236)	$3,082,477	$20,989	$3,103,466
Net income	1,100	71,517	171,739	17,756	262,112	—	262,112	624	262,736
Other comprehensive loss	—	—	—	—	—	(133)	(133)	—	(133)
Patronage capital retirement	—	(52,978)	—	—	(52,978)	—	(52,978)	—	(52,978)
Other	(955)	(812)	813	—	(954)	—	(954)	(1)	(955)
Balance as of May 31, 2026	$3,769	$966,253	$1,804,161	$518,710	$3,292,893	$(2,369)	$3,290,524	$21,612	$3,312,136

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$262,736	$140,014	$554,316
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(2,629)	(2,978)	(6,463)
Amortization of debt issuance costs and discounts	36,273	33,862	29,827
Amortization of guarantee fees	18,503	19,584	20,679
Depreciation and amortization	13,966	12,615	10,469
Benefit for credit losses	(10,362)	(8,111)	(5,516)
Unrealized gains on equity and debt securities	(1,006)	(8,241)	(16,461)
Derivative forward value (gains) losses	(18,213)	105,070	(264,871)
Advances on loans held for sale	(653,032)	(442,700)	(326,500)
Proceeds from sales of loans held for sale	670,732	424,000	324,000
Changes in operating assets and liabilities:
Accrued interest receivable	5,270	(79,975)	(17,524)
Accrued interest payable	13,589	31,545	51,032
Deferred income	981	1,218	1,218
Other	(26,280)	(18,369)	(33,583)
Net cash provided by operating activities	310,528	207,534	320,623
Cash flows from investing activities:
Advances on loans held for investment, net	(1,357,873)	(2,516,664)	(2,005,187)
Investments in fixed assets, net	(1,763)	(4,697)	(6,154)
Proceeds from sales and maturities of trading securities	83,878	173,997	202,903
Proceeds from redemption of equity securities	—	25,000	—
Principal payments received under sales-type leases	968	574	167
Cash impact of VIE deconsolidation	—	—	(10,341)
Net cash used in investing activities	(1,274,790)	(2,321,790)	(1,818,612)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings ≤ 90 days, net	210,451	1,322,246	(536,592)
Proceeds from short-term borrowings with original maturity > 90 days	2,066,051	2,174,997	3,062,591
Repayments of short-term borrowings with original maturity > 90 days	(2,208,147)	(2,738,517)	(2,739,584)
Payments for issuance costs for revolving bank lines of credit	(5,910)	(5,737)	(2,612)
Proceeds from issuance of long-term debt, net of discount and issuance costs	4,783,962	4,044,549	4,520,730
Payments for retirement of long-term debt	(3,632,491)	(2,810,566)	(2,591,494)
Payments for issuance costs for subordinated deferrable debt	(4,083)	(1,387)	(1,165)
Proceeds from issuance of subordinated deferrable debt	629,381	43,811	103,500
Payments for retirement of subordinated deferrable debt	(650,236)	—	(100,000)
Proceeds from issuance of members’ subordinated certificates	1,146	12	103
Payments for retirement of members’ subordinated certificates	(57,620)	(12,949)	(25,579)
Payments for retirement of patronage capital	(52,978)	(46,846)	(110,202)
Additions (repayments) for membership fees, net	4	—	(436)
Repayment of finance leases	(972)	(576)	(167)
Net cash provided by financing activities	1,078,558	1,969,037	1,579,093
Net increase (decrease) in cash, cash equivalents and restricted cash	114,296	(145,219)	81,104
Beginning cash, cash equivalents and restricted cash	143,122	288,341	207,237
Ending cash, cash equivalents and restricted cash	$257,418	$143,122	$288,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,438,720	$1,373,281	$1,261,683
Cash paid for income taxes	771	680	578

Noncash investing and financing activities:
Finance lease ROU assets obtained in exchange for lease obligations	$1,107	$4,870	$2,575
Recognition of net investment in lease through exchange of lease ROU assets	1,107	4,870	2,575
Derecognition of lease ROU assets	(1,107)	(4,870)	(2,575)

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

National Cooperative Services Corporation (“NCSC”), doing business as Utility Capital Solutions, is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to its members and associates, which consists of two classes: NCSC electric and NCSC telecommunications. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to, certain members of CFC. NCSC telecommunication (“telecom”) members and associates consist of rural telecommunications members and their affiliates. CFC is the primary source of funding for NCSC and manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

Cooperative Securities LLC (“Cooperative Securities”) is a limited liability company organized and incorporated in 2021 in Delaware and a wholly owned subsidiary of NCSC. Cooperative Securities is a broker-dealer registered with the United States Securities and Exchange Commission (“SEC”), and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Cooperative Securities provides institutional debt placement services, which may include advising, arranging and structuring private debt financing transactions, for NCSC’s members, and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide a significant benefit to, certain rural utility providers.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. Certain reclassifications have been made to the presentation of information in prior periods to conform to the current-period presentation. These reclassifications had no effect on prior years’ net income (loss) or equity. Our fiscal year begins on June 1 and ends on May 31. References to “FY2026,” “FY2025” and “FY2024” refer to the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

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

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without additional financial support. We consolidate the results of NCSC with CFC because CFC is the primary beneficiary.

Cash and Cash Equivalents

Cash, certificates of deposit due from banks and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

Restricted Cash

Restricted cash, which consists primarily of member funds held in escrow for certain specifically designed cooperative programs, totaled $9 million and $8 million as of May 31, 2026 and 2025, respectively.

Investment Securities

Our investment securities portfolio consists of equity and debt securities. We record purchases and sales of securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification. Equity securities are reported at fair value on our consolidated balance sheets with unrealized gains and losses recorded as a component of other non-interest income. All of our debt securities were classified as trading as of May 31, 2026 and 2025. Accordingly, we also report our debt securities at fair value on our consolidated balance sheets and record unrealized gains and losses as a component of non-interest income. Interest income is generally recognized over the contractual life of the securities based on the effective yield method.

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

Accrued Interest Receivable

Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding, investments and derivative instruments. As permitted by the Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, the current expected credit loss (“CECL”) model, we elected to continue reporting accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding, which totaled $240 million and $237 million as of May 31, 2026 and 2025, respectively. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

Interest Income

Interest income is accrued and recognized based on the contractual rate of interest. Deferred loan origination costs are amortized using the straight-line method, which approximates the effective interest method into interest income over the life of the loan. Nonrefundable loan fees that meet the definition of loan origination fees are deferred and generally recognized in interest income as yield adjustments over the period to maturity of the loan using the effective interest method.

Placement Agent Fees

Cooperative Securities is compensated through a placement agent fee for private placement of securities, which is recognized as an income at a point in time when the performance obligation is satisfied, typically the closing of the sale of securities of the nonpublic companies. We recognized an immaterial amount of private placement fee income during FY2026, FY2025 and FY2024, which was included in fee and other income in our consolidated statements of operations.

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

As discussed below under “Allowance for Credit Losses—Loan Portfolio—Asset-Specific Allowance,” loans modified to borrowers experiencing financial difficulty are evaluated on an individual basis in estimating expected credit losses.

If a loan is current at the time of modification, it may remain on accrual status and its performance is monitored for 12 months following the modification. If the borrower fails to perform under the modified terms and applicable nonaccrual criteria are met, the loan is placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. The accrual of interest on these loans may be resumed, if the borrower performs under the modified terms and we expect the borrower to continue to perform in accordance with the modified terms.

Loans on Nonaccrual Status

We place a loan on nonaccrual status when: (i) interest or principal payments on the loan are 90 days or more past due, unless management concludes, based on the borrower's financial condition and other relevant facts, that all contractual principal and interest remain fully collectible; (ii) management determines that collection of interest or principal in

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the contractual terms is not reasonably assured; (iii) the borrower has filed for bankruptcy or legal action has been initiated; or (iv) the loan is in foreclosure or other legal proceedings.

A loan is not placed on nonaccrual status solely because it has passed its contractual maturity date where the loan is in the process of renewal or extension, the delay is administrative or attributable to factors other than borrower credit deterioration, and management concludes that collection of all contractual principal and interest is not in doubt.

Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. Interest income on nonaccrual loans is subsequently recognized only upon the receipt of cash payments. However, if we believe the ultimate collectability of the loan principal is in doubt, cash received is applied against the principal balance of the loan.

Nonaccrual loans are generally returned to accrual status when the principal and interest have become current; and when repayment of the remaining contractual principal and interest is reasonably assured.

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

•Borrower Risk Ratings: We evaluate each borrower and loan facility in our loan portfolio and assign internal borrower and loan facility risk ratings based on consideration of a number of quantitative and qualitative factors. During FY2026, we enhanced our borrower risk rating methodology to increase the weighting of quantitative factors and to refine the qualitative factors framework, resulting in improved consistency and comparability of borrower credit risk assessments across portfolios, while maintaining alignment with evolving industry practices and internal credit risk assessment objectives. Each risk rating is reassessed annually following receipt of the borrower’s audited financial statements; however, interim risk-rating adjustments may occur as a result of updated information affecting a borrower’s ability to fulfill its obligations or other significant developments and trends. Our internally assigned borrower risk ratings are intended to assess the general creditworthiness of the borrower and probability of default. We use our internal borrower risk ratings, which we map to the equivalent credit ratings by external rating agencies, to differentiate risk within each of our portfolio segments and loan pools. We provide additional information on our borrower risk ratings below in “Note 4—Loans.”

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

In addition to the quantitative methodology used in our collective measurement of expected credit losses, management performs a qualitative evaluation and analyses of relevant factors, such as changes in risk-management practices, current and past underwriting standards, specific industry issues and trends and other subjective factors. Based on our assessment, we did not make a qualitative adjustment to the collective allowance for credit losses measured under our quantitative methodology as of May 31, 2026 and 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset-Specific Allowance

We generally consider nonaccrual loans as well as loans that have been modified to borrowers experiencing financial difficulty for individual evaluation given the risk characteristics of such loans. Factors we consider in measuring the extent of expected credit loss include the payment status, the collateral value, the borrower’s financial condition, guarantor support, the probability of collecting scheduled principal and interest payments when due. We generally measure the expected credit loss as the difference between the amortized cost basis in the loan and the present value of the expected future cash flows from the borrower, which is generally discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent.

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

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under ASC Topic 842, Leases at lease inception for all lease transactions with an initial term greater than one year. NCSC began entering into lease agreements (“head lease agreements”) with a third party to lease vehicles in FY2023. At the inception date of the head lease agreements, NCSC also entered into sublease agreements (“sublease agreements”) to sublease these vehicles to its members. Both the head lease and sublease agreements provide our members the option to terminate the lease by buying the vehicle for a terminal rental adjustment clause value at the end of the lease term. In addition, these agreements include a residual value deficiency provision in the event the member does not purchase the vehicle at the end of the lease. The head lease and sublease have the same lease term ranging from three to 10 years. We classified the head leases as finance leases and subleases as sales-type leases.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lessee Arrangements

For the finance leases in which we are the lessee, right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term is estimated based on the economic life of the vehicles. We use the rate implicit in the lease to determine the present value of the lease payments when the rate is readily determinable or we use our incremental borrowing rate. The lease liabilities are included in the other liabilities line item on the consolidated balance sheets. Interest expense for finance lease liabilities is included in the interest expense in the consolidated statements of operations. Variable lease costs for head leases, including property and sales taxes, are recognized as lease expenses when incurred, and are included in the other non-interest expense line item in the consolidated statements of operations. Total finance lease liability was $7 million as of both May 31, 2026 and 2025. Interest expenses and variable lease cost from the finance leases were not material for FY2026, FY2025 and FY2024.

Sublessor Arrangements

For the sales-type lease in which we are the sublessor, we derecognize the ROU asset of the head lease and record net investment in leases at the commencement date of the sublease, which is included in the other assets on the consolidated balance sheets. Interest income from the net investment in leases is included in interest income in the consolidated statements of operations. Variable lease payments, including property and sales tax payments reimbursed by the subleasee, are included in fee and other income in the consolidated statements of operations. Total net investment in leases was $7 million as of both May 31, 2026 and 2025. Interest income and variable lease payment income from the sales-type leases were not material for FY2026, FY2025 and FY2024.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. We recognize depreciation expense for each category of our depreciable fixed assets on a straight-line basis over the estimated useful life, which ranges from three to 40 years. We recognized depreciation expense of $8 million, $8 million and $7 million in FY2026, FY2025 and FY2024, respectively. We perform a fixed assets impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Based on our annual impairment assessment for FY2026 and FY2025, management determined that there were no indicators of impairment of our fixed assets as of May 31, 2026 and 2025.

The following table displays the components of our fixed assets. Our headquarters facility in Loudoun County, Virginia, which is owned by CFC, is included as a component of building and building equipment.

Table 1.1: Fixed Assets

	May 31,
(Dollars in thousands)	2026	2025
Building and building equipment	$52,366	$52,340
Furniture and fixtures	8,299	7,796
Computer software and hardware	88,355	87,122
Other	1,405	1,302
Depreciable fixed assets	150,425	148,560
Less: Accumulated depreciation	(98,647)	(91,211)
Net depreciable fixed assets	51,778	57,349
Land	23,796	23,796
Software development in progress	45	522
Fixed assets, net	$75,619	$81,667

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cloud Computing Arrangements—Implementation Costs

Eligible implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. These costs are recorded at cost less accumulated amortization and are included in other assets on the consolidated balance sheets. We recognize amortization expense for these capitalized implementation costs on a straight-line basis over the term of the hosting arrangements related to the cloud computing service contracts when ready for the intended use, and we include it in other general and administrative expenses in the consolidated statements of operations. We perform an impairment assessment annually or more frequently, whenever events or circumstances indicate that the carrying amount for the capitalized implementation costs for cloud computing service contracts may not be recoverable. Based on our annual impairment assessment for FY2026 and FY2025, management determined that there were no indicators of impairment of our capitalized implementation costs for cloud computing service contracts as of May 31, 2026 and 2025.

We had $51 million of net unamortized capitalized implementation costs for cloud computing service contracts, which are net of accumulated amortization of $15 million related to these costs as of May 31, 2026. In comparison, we had $48 million of net unamortized capitalized implementation costs for cloud computing service contracts, which are net of accumulated amortization of $9 million related to these costs as of May 31, 2025. We recognized amortization expense of $6 million, $5 million and $3 million in FY2026, FY2025 and FY2024, respectively, for the capitalized implementation costs for cloud computing service contracts.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements income or expense and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into earnings in the same period or periods in which the hedged transaction affects earnings.

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

Guarantee Liability

We maintain a guarantee liability that represents our contingent and noncontingent exposure related to guarantees and standby liquidity obligations associated with our members’ debt. The guarantee liability is included in the other liabilities line item on the consolidated balance sheet, and the provision for guarantee liability is reported in non-interest expense as a separate line item on the consolidated statements of operations.

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

Fair Value Valuation Processes

We present certain financial instruments at fair value, including equity and debt securities, and derivatives. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early-termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity, excluding common stock investments that have no stated maturity and our trading debt securities.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The income tax benefit (expense) recorded in the consolidated statements of operations represents the income tax benefit (expense) at the applicable combined federal and state income tax rates resulting from a statutory tax rate. The federal statutory tax rate for FY2026, FY2025 and FY2024 was 21%. Substantially all of the income tax expense recorded in our consolidated statements of operations relates to NCSC. We recorded an immaterial amount of deferred tax assets as of both May 31, 2026 and 2025.

New Accounting Standards Adopted in Fiscal Year 2026

Income Taxes (Topic 740)—Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. The guidance also requires entities to disclose, on an annual basis, income taxes paid (net of refunds received), disaggregated by federal, state and foreign jurisdictions, and further disaggregated by individual jurisdiction when quantitative thresholds are met. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public business entities, with early adoption permitted. The ASU should be applied on a prospective basis, while retrospective application is also permitted.

We adopted the guidance effective May 31, 2026 on a prospective basis. The adoption of the guidance did not have an impact on our financial position, results of operations, or cash flows as the guidance pertains to disclosure only. We evaluated the disclosure requirements under ASU 2023‑09 for the fiscal year ended May 31, 2026 and prior periods

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented. Due to the immateriality of total income tax expense and income taxes paid (net of refunds received), a rate reconciliation and disaggregated income taxes paid disclosures have not been presented. We continue to present total income taxes paid as a single amount in our consolidated statements of cash flows, with the substantial majority attributable to federal income taxes.

New Accounting Standards Issued But Not Yet Adopted

Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU amends ASC Topic 326 to require entities to apply the gross-up approach to all “purchased seasoned loans.” Purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (i) acquired in a business combination or (ii) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a VIE, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The ASU must be applied prospectively. We plan to adopt the guidance on June 1, 2027, and do not expect the adoption to have a material impact on our consolidated financial statements or related disclosures.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table 2.1: Interest Income and Interest Expense

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Interest income:
Loans(1)	$1,790,735	$1,691,343	$1,566,449
Cash, time deposits and investment securities	5,925	11,890	26,902
Total interest income	1,796,660	1,703,233	1,593,351

Interest expense:(2)(3)
Short-term borrowings	189,657	189,429	250,316
Long-term debt	1,173,995	1,113,480	952,659
Subordinated debt	131,242	139,370	136,113
Total interest expense	1,494,894	1,442,279	1,339,088

Net interest income	$301,766	$260,954	$254,263
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

Deferred income reported on our consolidated balance sheets of $30 million and $32 million as of May 31, 2026 and 2025, respectively, consists primarily of deferred loan conversion fees that totaled $18 million and $21 million as of each respective date.

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

The following table presents the composition of our investment debt securities portfolio and the fair value as of May 31, 2026 and 2025.

Table 3.1: Investments in Debt Securities, at Fair Value

	May 31,
(Dollars in thousands)	2026	2025
Debt securities, at fair value:
Corporate debt securities	$30,765	$107,957
Commercial agency MBS(1)	379	525
U.S. state and municipality debt securities	—	1,049
Other ABS(2)	—	4,132
Total debt securities trading, at fair value	$31,144	$113,663
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
(2)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

We recognized net unrealized gains of $1 million, $9 million and $15 million on our debt securities for FY2026, FY2025 and FY2024, respectively.

We sold $19 million and $14 million in principal amount of debt securities during FY2026 and FY2025, respectively, and recorded an immaterial amount of realized gains on the sale of these securities in both periods. We did not sell any debt securities during FY2024.

Equity Securities

Our equity securities consisted of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) Class A common stock recorded at fair value of $11 million as of both May 31, 2026 and 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized net unrealized losses on our equity securities of less than $1 million and $1 million for FY2026 and FY2025, respectively, and net unrealized gains of $1 million for FY2024. These unrealized amounts are reported as a component of non-interest income in our consolidated statements of operations.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of May 31, 2026 and 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.1: Loans to Members by Member Class and Loan Type

	May 31,
	2026		2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$30,085,224	78%	$29,262,495	79%
Power supply	6,403,396	17	5,895,500	16
Statewide and associate	258,397	—	251,325	—
Total CFC	36,747,017	95	35,409,320	95
NCSC:
Electric	1,073,794	3	1,078,763	3
Telecom	582,604	2	575,465	2
Total NCSC	1,656,398	5	1,654,228	5
Total loans outstanding(1)	38,403,415	100	37,063,548	100
Deferred loan origination costs—CFC(2)	18,713	—	16,430	—
Loans to members	$38,422,128	100%	$37,079,978	100%

Loan type:
Long-term loans:
Fixed rate	$32,384,884	84%	$31,388,313	85%
Variable rate	1,435,958	4	1,122,250	3
Total long-term loans	33,820,842	88	32,510,563	88
Lines of credit	4,582,573	12	4,552,985	12
Total loans outstanding(1)	38,403,415	100	37,063,548	100
Deferred loan origination costs—CFC(2)	18,713	—	16,430	—
Loans to members	$38,422,128	100%	$37,079,978	100%
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

We sold CFC and NCSC loans, at par for cash, totaling $671 million, $424 million and $324 million in FY2026, FY2025 and FY2024, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $4 million and $21 million as of May 31, 2026 and 2025, respectively, which were sold at par for cash subsequent to the respective year end.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $37,821 million and $36,488 million as of May 31, 2026 and 2025, respectively, accounted for 98% of total loans outstanding as of both dates. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $95 million and $105 million as of May 31, 2026 and 2025, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $7,374 million and $7,149 million as of May 31, 2026 and 2025, respectively, representing 19% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 12 distribution systems and eight power supply systems as of May 31, 2026, compared with 14 distribution systems and six power supply systems as of May 31, 2025. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both May 31, 2026 and 2025.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac-approved loans was $322 million and $346 million as of May 31, 2026 and 2025, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $214 million and $155 million as of May 31, 2026 and 2025, respectively, which reduced our exposure to the 20 largest borrowers to $7,160 million and $6,994 million of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of May 31, 2026.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The consolidated number of borrowers with loans outstanding totaled 903 and 899 borrowers as of May 31, 2026 and 2025, respectively, located in 49 states. Of the 903 and 899 borrowers with loans outstanding, 50 were electric power supply borrowers as of both May 31, 2026 and 2025. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 67 and 68 borrowers with loans outstanding as of May 31, 2026 and 2025, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,403 million and $6,105 million as of May 31, 2026 and 2025, respectively, and accounted for approximately 17% and 16% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $109 million and $118 million as

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of May 31, 2026 and 2025, respectively, were covered by the Farmer Mac standby repurchase agreement, which reduced our credit risk exposure to Texas-based borrowers to $6,294 million and $5,987 million as of each respective date.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonaccrual loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio.

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. The following table presents the payment status, by legal entity and member class, of loans outstanding as of May 31, 2026 and 2025.

Table 4.2: Payment Status of Loans Outstanding

	May 31, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$30,085,224	$—	$—	$—	$30,085,224	$—
Power supply	6,403,396	—	—	—	6,403,396	7,500
Statewide and associate	258,397	—	—	—	258,397	—
Total CFC	36,747,017	—	—	—	36,747,017	7,500
NCSC:
Electric	1,073,794	—	—	—	1,073,794	—
Telecom	582,604	—	—	—	582,604	—
Total NCSC	1,656,398	—	—	—	1,656,398	—
Total loans outstanding	$38,403,415	$—	$—	$—	$38,403,415	$7,500

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.02%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	> 90 Days Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$29,262,495	$—	$—	$—	$29,262,495	$—
Power supply	5,895,500	—	—	—	5,895,500	26,099
Statewide and associate	251,325	—	—	—	251,325	—
Total CFC	35,409,320	—	—	—	35,409,320	26,099
NCSC:
Electric	1,078,763	—	—	—	1,078,763	—
Telecom	575,465	—	—	—	575,465	—
Total NCSC	1,654,228	—	—	—	1,654,228	—
Total loans outstanding	$37,063,548	$—	$—	$—	$37,063,548	$26,099

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.07%

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

We had no loan modifications to borrowers experiencing financial difficulty entered during FY2026 and FY2025.

Loans on Nonaccrual Status

We had one loan to a CFC electric power supply borrower of $8 million and $26 million that was on nonaccrual status, which represented 0.02% and 0.07% of total loans outstanding as of May 31, 2026 and 2025, respectively. The decrease in this outstanding loan balance primarily reflected $18 million of payments received during FY2026. Subsequent to FY2026, we received a $3 million payment on this loan, which reduced its outstanding balance to $5 million.

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

We recorded an immaterial charge-off of $0.3 million related to a CFC electric power supply loan during FY2026. We had no charge-offs during FY2025. Over the past five years, we had three borrower defaults resulting in $14 million of charge-offs. Our electric utility loan portfolio has historically experienced low levels of credit losses, as discussed below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrower Risk Ratings

As part of our management of credit risk, we maintain a credit risk-rating framework under which we employ a consistent process for assessing the credit quality of our loan portfolio. Additional information regarding our borrower risk rating methodology is provided in “Note 1—Summary of Significant Accounting Policies.” Our borrower risk ratings align with the U.S. federal banking regulatory agencies’ credit risk definitions of pass and criticized categories, with the criticized category further segmented among special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default.

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

Table 4.3 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of May 31, 2026 and 2025. The borrower risk rating categories presented below correspond to the borrower risk-rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower and has a better risk rating, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk-rating category of the subsidiary borrower for purposes of calculating the collective allowance.

We present term loans outstanding as of May 31, 2026 and 2025, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2022 and 2021, and in the aggregate for periods prior to fiscal year 2022 and 2021, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.3 below, term loan advances made to borrowers prior to fiscal year 2022 totaled $19,273 million, representing 50% of our total loans outstanding as of May 31, 2026. In comparison, term loan advances made to borrowers prior to fiscal year 2021 totaled $18,537 million, representing 50% of our total loans outstanding as of May 31, 2025. The average remaining maturity of our long-term loans, which accounted for 88% of total loans outstanding as of both May 31, 2026 and 2025, was 19 years, as of each respective date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.3: Loans Outstanding by Borrower Risk Ratings and Origination Year

	May 31, 2026
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$2,267,762	$2,179,606	$2,415,406	$2,269,673	$2,170,793	$15,531,739	$3,060,902	$29,895,881
Power supply	651,065	435,159	482,656	429,479	270,611	3,145,266	981,660	6,395,896
Statewide and associate	—	6,390	35,761	54,516	2,598	21,929	127,479	248,673
Total CFC	2,918,827	2,621,155	2,933,823	2,753,668	2,444,002	18,698,934	4,170,041	36,540,450
NCSC:
Electric	122,588	79,523	90,059	243,799	15,907	324,006	197,912	1,073,794
Telecom	110,504	50,147	112,776	19,496	26,462	213,734	49,485	582,604
Total NCSC	233,092	129,670	202,835	263,295	42,369	537,740	247,397	1,656,398
Total pass	$3,151,919	$2,750,825	$3,136,658	$3,016,963	$2,486,371	$19,236,674	$4,417,438	$38,196,848

Special mention
CFC:
Distribution	$563	$—	$357	$4,064	$—	$19,224	$165,135	$189,343
Statewide and associate	—	—	—	—	—	9,724	—	9,724
Total CFC	563	—	357	4,064	—	28,948	165,135	199,067
Total special mention	$563	$—	$357	$4,064	$—	$28,948	$165,135	$199,067

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC Power supply	$—	$—	$—	$—	$—	$7,500	$—	$7,500
Total doubtful	$—	$—	$—	$—	$—	$7,500	$—	$7,500
Total criticized loans	$563	$—	$357	$4,064	$—	$36,448	$165,135	$206,567
Total loans outstanding	$3,152,482	$2,750,825	$3,137,015	$3,021,027	$2,486,371	$19,273,122	$4,582,573	$38,403,415

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

Criticized loans totaled $207 million and $219 million as of May 31, 2026 and 2025, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The $12 million decrease in criticized loans was primarily driven by $18 million in payments received during FY2026 from a CFC electric power supply borrower in the doubtful category, partially offset by a $6 million increase in loans outstanding in the special mention category, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of May 31, 2026 and 2025.

Special Mention

One CFC electric distribution borrower with loans outstanding of $189 million and $181 million as of May 31, 2026 and 2025, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $199 million and $193 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substandard

We did not have any loans classified as substandard as of May 31, 2026 and 2025.

Doubtful

We had one loan outstanding classified as doubtful totaling $8 million and $26 million to a CFC electric power supply borrower as of May 31, 2026 and 2025, respectively, which was also on nonaccrual status as of each respective date. The reduction in this outstanding loan balance primarily reflected $18 million of payments received during FY2026. Subsequent to FY2026, we received a $3 million payment on this loan which reduced its outstanding balance to $5 million.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of May 31, 2026 and 2025.

Table 4.4: Unadvanced Commitments by Member Class and Loan Type(1)

	May 31,
(Dollars in thousands)	2026	2025
Member class:
CFC:
Distribution	$13,576,857	$11,948,516
Power supply	5,501,553	5,097,398
Statewide and associate	212,108	215,768
Total CFC	19,290,518	17,261,682
NCSC:
Electric	359,203	520,312
Telecom	364,178	437,015
Total NCSC	723,381	957,327
Total unadvanced commitments	$20,013,899	$18,219,009

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	8,397,685	7,471,266
Total long-term loans	8,397,685	7,471,266
Lines of credit	11,616,214	10,747,743
Total unadvanced commitments	$20,013,899	$18,219,009
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays, by loan type, the available balance under unadvanced loan commitments as of May 31, 2026 and the related maturities in each fiscal year during the five-year period ended May 31, 2031, and thereafter.

Table 4.5: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2027	2028	2029	2030	2031	Thereafter
Line of credit loans	$11,616,214	$4,767,815	$2,332,625	$1,855,129	$1,419,149	$1,241,496	$—
Long-term loans	8,397,685	930,157	1,095,051	1,913,020	1,840,806	2,521,682	96,969
Total	$20,013,899	$5,697,972	$3,427,676	$3,768,149	$3,259,955	$3,763,178	$96,969

Unadvanced line of credit commitments accounted for 58% of total unadvanced loan commitments as of May 31, 2026. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $20,014 million as of May 31, 2026 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $8,398 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $16,288 million and $14,629 million as of May 31, 2026 and 2025, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,726 million and $3,590 million as of May 31, 2026 and 2025, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of May 31, 2026, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2031.

Table 4.6: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2027	2028	2029	2030	2031
Committed lines of credit	$3,725,868	$29,395	$951,661	$1,109,669	$736,681	$898,462

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.7 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of May 31, 2026 and 2025. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.7: Pledged Loans

	May 31,
(Dollars in thousands)	2026	2025
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$6,665,191	$7,072,711
Pledged collateral:
Distribution system mortgage notes pledged	7,597,147	8,107,921
RUS-guaranteed loans qualifying as permitted investments pledged	95,152	104,628
Total pledged collateral	7,692,299	8,212,549

1994 indenture:
Collateral trust bonds outstanding	$5,000	$10,000
Pledged collateral:
Distribution system mortgage notes pledged	7,155	14,575

Guaranteed Underwriter Program:
Notes payable outstanding	$5,338,722	$6,456,852
Pledged collateral:
Distribution and power supply system mortgage notes pledged	6,744,950	7,640,203

Farmer Mac:
Notes payable outstanding	$3,911,993	$3,780,461
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,837,570	4,648,691

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

Table 5.1: Changes in Allowance for Credit Losses

	Year Ended May 31, 2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615
Provision (benefit) for credit losses	(1,848)	(8,489)	(130)	(10,467)	290	(185)	105	(10,362)
Charge-offs	—	(306)	—	(306)	—	—	—	(306)
Balance as of May 31, 2026	$16,625	$6,661	$970	$24,256	$4,108	$1,583	$5,691	$29,947

	Year Ended May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726
Provision (benefit) for credit losses	2,519	(10,127)	(89)	(7,697)	(119)	(295)	(414)	(8,111)
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

	Year Ended May 31, 2024
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2023	$14,924	$33,306	$1,194	$49,424	$2,464	$1,206	$3,670	$53,094
Provision (benefit) for credit losses	1,030	(8,871)	(5)	(7,846)	1,473	857	2,330	(5,516)
Recoveries	—	1,148	—	1,148	—	—	—	1,148
Balance as of May 31, 2024	$15,954	$25,583	$1,189	$42,726	$3,937	$2,063	$6,000	$48,726

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of May 31, 2026 and 2025.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Allowance for Credit Losses Components

	May 31, 2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$16,625	$6,558	$970	$24,153	$4,108	$1,583	$5,691	$29,844
Asset-specific allowance	—	103	—	103	—	—	—	103
Total allowance for credit losses	$16,625	$6,661	$970	$24,256	$4,108	$1,583	$5,691	$29,947

Loans outstanding:(1)
Collectively evaluated loans	$30,081,853	$6,395,896	$258,397	$36,736,146	$1,073,794	$582,604	$1,656,398	$38,392,544
Individually evaluated loans	3,371	7,500	—	10,871	—	—	—	10,871
Total loans outstanding	$30,085,224	$6,403,396	$258,397	$36,747,017	$1,073,794	$582,604	$1,656,398	$38,403,415

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.10%	0.38%	0.07%	0.38%	0.27%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	1.37	—	0.95	—	—	—	0.95
Total allowance coverage ratio(4)	0.06	0.10	0.38	0.07	0.38	0.27	0.34	0.08

	May 31, 2025
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$18,473	$6,200	$1,100	$25,773	$3,818	$1,722	$5,540	$31,313
Asset-specific allowance	—	9,256	—	9,256	—	46	46	9,302
Total allowance for credit losses	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615

Loans outstanding:(1)
Collectively evaluated loans	$29,258,741	$5,869,401	$251,325	$35,379,467	$1,078,763	$573,008	$1,651,771	$37,031,238
Individually evaluated loans	3,754	26,099	—	29,853	—	2,457	2,457	32,310
Total loans outstanding	$29,262,495	$5,895,500	$251,325	$35,409,320	$1,078,763	$575,465	$1,654,228	$37,063,548

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.11%	0.44%	0.07%	0.35%	0.30%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	35.46	—	31.01	—	1.87	1.87	28.79
Total allowance coverage ratio(4)	0.06	0.26	0.44	0.10	0.35	0.31	0.34	0.11
___________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $19 million and $16 million as of May 31, 2026 and 2025, respectively.
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our allowance for credit losses and allowance coverage ratio decreased to $30 million and 0.08%, respectively, as of May 31, 2026, from $41 million and 0.11%, respectively, as of May 31, 2025. The $11 million decrease in the allowance for credit losses was attributable to a $9 million reduction in the asset-specific allowance, driven by higher-than-expected payments received on a nonaccrual CFC power supply loan during FY2026, and an approximately $2 million decrease in the collective allowance, driven primarily by improved borrower credit quality and a refinement in our borrower risk rating methodology during FY2026, as discussed above in “Note 4—Loans.”

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our “reserve for credit losses” because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both May 31, 2026 and 2025.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $5,160 million and $5,091 million as of May 31, 2026 and 2025, respectively, and accounted for 14% and 15% of total debt outstanding as of each respective date. The following table provides information on our short-term borrowings and weighted-average interest rates as of May 31, 2026 and 2025.

Table 6.1: Short-Term Borrowing Sources and Weighted-Average Interest Rates

	May 31,
	2026		2025
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$2,338,411	3.85%	$2,206,451	4.47%
Commercial paper sold directly to members, at par	882,692	3.27	785,608	3.98
Total commercial paper	3,221,103	3.69	2,992,059	4.34
Select notes to members	1,361,207	3.54	1,304,240	4.22
Daily liquidity fund notes to members	253,271	3.00	343,916	3.75
Medium-term notes sold to members	324,190	3.81	451,201	4.62
Total short-term borrowings	$5,159,771	3.62	$5,091,416	4.30

We issue commercial paper for periods of one to 270 days. We also issue select notes for periods ranging from 30 to 270 days. Select notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. These notes also require a larger minimum investment than our commercial paper sold to members. Daily liquidity fund notes are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of May 31, 2026.

Table 6.2: Committed Bank Revolving Line of Credit Agreement Available Amounts

	May 31, 2026
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

On November 12, 2025, we amended our three-year and four-year committed bank revolving line of credit agreements to (i) extend the maturity dates to November 28, 2028 and November 28, 2029, respectively, (ii) remove the credit spread adjustment in Term Secured Overnight Financing Rate (“SOFR”) tenors as described in each agreement and (iii) increase commitments by $150 million under the three-year revolving credit agreement and $50 million under the four-year revolving credit agreement. Under the three-year revolving credit agreement, commitments of $50 million will continue to expire at the prior maturity date of November 28, 2027.

The total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million as of May 31, 2026. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of May 31, 2026; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, results in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of May 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding, the weighted-average interest rates and the maturity date as of May 31, 2026 and 2025. Long-term debt outstanding totaled $28,346 million and $27,164 million as of May 31, 2026 and 2025, respectively, and accounted for 79% and 78% of total debt outstanding as of each respective date. Long-term debt with fixed and variable interest rates accounted for 90% and 10%, respectively, of our total long-term debt outstanding as of May 31, 2026, compared with 94% and 6%, respectively, of our total long-term debt outstanding as of May 31, 2025.

Table 7.1: Long-Term Debt—Debt Product Types and Weighted-Average Interest Rates

	May 31,
	2026			2025
(Dollars in thousands)	Amount	Weighted- Average Interest Rate	Maturity(1)	Amount	Weighted- Average Interest Rate	Maturity(1)
Secured long-term debt:
Collateral trust bonds(2)	$6,670,191	3.70%	2026-2049	$7,082,711	3.68%	2025-2049
Unamortized premium (discount), net	(140,322)			(155,393)
Debt issuance costs	(27,466)			(31,616)
Total collateral trust bonds	6,502,403			6,895,702
Guaranteed Underwriter Program notes payable	5,338,722	3.38	2027-2055	6,456,852	3.31	2025-2055
Farmer Mac notes payable	3,911,993	3.86	2026-2055	3,780,461	4.00	2025-2049
Total secured notes payable	9,250,715			10,237,313
Total secured long-term debt	15,753,118	3.63		17,133,015	3.61
Unsecured long-term debt:
Medium-term notes sold through dealers(3)	12,242,476	4.44	2026-2037	9,637,577	4.64	2025-2037
Medium-term notes sold to members	376,726	4.31	2026-2045	419,648	4.61	2025-2037
Medium-term notes sold through dealers and to members	12,619,202	4.44		10,057,225	4.64
Unamortized premium (discount), net	551			2,641
Debt issuance costs	(26,937)			(29,180)
Total unsecured long-term debt	12,592,816	4.44		10,030,686	4.64
Total long-term debt	$28,345,934	3.99		$27,163,701	3.99
___________________________
(1)Maturity is presented based on calendar year.
(2)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(3)Amount includes medium-term notes issued to both institutional and retail investors in the capital markets.

The following table presents the principal amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2026 and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 7.2: Long-Term Debt—Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Maturity Amount(1)	Weighted-Average Interest Rate
2027	$4,598,356	3.75%
2028	5,038,985	4.03
2029	4,597,695	4.11
2030	2,613,770	4.01
2031	1,947,007	3.68
Thereafter	9,744,295	4.08
Total	$28,540,108	3.99
___________________________
(1)Amounts presented are based on the face amount of debt outstanding as of May 31, 2026, and therefore do not include debt issuance costs and unamortized premiums or discounts.

Secured Debt

Long-term secured debt of $15,753 million and $17,133 million as of May 31, 2026 and 2025, respectively, represented 56% and 63% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of May 31, 2026 and 2025. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $413 million in principal amount of collateral trust bonds that matured during FY2026.

Guaranteed Underwriter Program Notes Payable

We repaid $1,118 million of notes payable outstanding under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”) during FY2026. We had up to $1,800 million available for access under the Guaranteed Underwriter Program as of May 31, 2026.

On January 29, 2026, we closed on a $450 million Series W committed loan facility from the U.S. Treasury Department’s Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2030. Each advance is subject to quarterly amortization and a final maturity not longer than 30 years from the date of the advance.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Farmer Mac Notes Payable

We have a revolving note purchase agreement with Farmer Mac, under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030, after which the agreement allows for successive one-year renewals of the draw period upon sixty days’ notice by CFC, subject to approval by Farmer Mac and Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Each borrowing is documented with a pricing agreement setting forth the interest rate, maturity date and other terms. We may select a fixed or variable rate for each advance.

We borrowed an aggregate principal amount of $250 million and repaid $118 million in long-term notes under the Farmer Mac revolving note purchase agreement during FY2026. As of May 31, 2026, $3,912 million was outstanding with $2,588 million available for borrowing. We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $12,593 million and $10,031 million as of May 31, 2026 and 2025, respectively, represented 44% and 37% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During FY2026, we issued an aggregate principal amount of dealer medium-term notes to institutional investors totaling $4,425 million, of which $2,800 million was at a weighted average fixed interest rate of 4.14% with a weighted average term of three years and $1,625 million was at floating interest rates with a weighted average term of 16 months. We also issued an aggregate principal amount of $18 million dealer medium-term notes to retail investors during FY2026. We repaid $1,239 million in principal amount of dealer medium-term notes during FY2026 and redeemed $600 million of fixed-rate dealer medium-term notes at par plus accrued interest and recognized an immaterial amount of losses on early extinguishment of debt related to unamortized debt issuance costs and discount in our consolidated statements of operations for FY2026 .

Subsequent to FY2026, we issued $300 million of dealer medium-term notes at a floating interest rate with a term of 18 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. The following table presents, by issuance, subordinated deferrable debt outstanding and the weighted-average interest rates as of May 31, 2026 and 2025.

Table 8.1: Subordinated Deferrable Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2026		2025		Maturity and Call Dates
(Dollars in thousands)	Outstanding Amount	Weighted Average Interest Rate	Outstanding Amount	Weighted Average Interest Rate	Term in Years	Maturity(2)	Call Date
Issuances of subordinated notes:
Variable rate issuance 2013	$—	—%	$300,000	7.45%	30	2043	April 30, 2023(1)
5.25% issuance 2016	—	—	350,000	5.25	30	2046	April 20, 2026(1)
5.50% issuance 2019	250,000	5.50	250,000	5.50	45	2064	May 15, 2024(1)
7.125% issuance 2023	300,000	7.13	300,000	7.13	30	2053	June 15, 2028
7.125% issuance 2024	100,000	7.13	100,000	7.13	29	2053	June 15, 2028
5.75% issuance 2026	150,000	5.75	—	—	30	2056	January 20, 2031(3)
5.95% issuance 2026	450,000	5.95	—	—	30	2056	January 21, 2036(3)
Subordinated notes	72,956	5.74	43,811	5.75	30	2054-2056	Various(4)
Total aggregate principal amount	1,322,956		1,343,811
Unamortized premiums	3,409		3,450
Debt issuance costs	(16,083)		(17,776)
Total subordinated deferrable debt	$1,310,282	6.19	$1,329,485	6.36
___________________________
(1)At any time on or after the call date, the subordinated deferrable debt is redeemable, in whole or in part, at par.
(2)Maturity is presented based on calendar year.
(3)The subordinated notes may be called, in whole or in part, at par on any day during the period commencing 90 days prior to, and including, the first interest rate reset date and then on each interest payment date thereafter. The first interest rate reset date is April 20, 2031 for the 5.75% Notes and April 20, 2036 for the 5.95% Notes.
(4)The subordinated notes may be called, in whole or in part, at par on or after five years from the date of the issuances.

During FY2026, we redeemed $650 million in aggregate principal amount of our subordinated deferrable debt, including $300 million of notes due 2043 (the “2043 Notes”) and $350 million of notes due 2046 (the “2046 Notes”). The notes were redeemed at par plus accrued interest. As a result, we recognized $6 million of losses on early extinguishment of debt related to unamortized debt issuance costs for these notes in our consolidated statements of operations for FY2026. Losses on early extinguishment of debt were included in other non-interest expense in our consolidated statements of operations.

Our 5.50% subordinated deferrable debt due 2064 pays interest quarterly, may be called at par five years after the issuance and allows us to defer interest payments for one or more consecutive interest periods, not to exceed 40 consecutive quarterly periods.

Our two issuances of 7.125% subordinated deferrable debt due 2053 pay interest semiannually, may be called at par every five years after the issuances, reset to a new fixed rate every five years based on the five-year U.S. Treasury rate plus a

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

spread of 3.533% and allow us to defer interest payments for one or more consecutive interest periods, not to exceed 20 consecutive semiannual periods.

During FY2026, we issued in a private placement $600 million of fixed-to-fixed reset rate subordinated notes due 2056, consisting of two tranches: $150 million notes at a fixed rate of 5.75% that are noncallable for five years (the “5.75% Notes”) and $450 million notes at a fixed rate of 5.95% that are noncallable for 10 years (the “5.95% Notes”.) The interest rate for the 5.75% Notes will be reset on April 20, 2031 and every five years thereafter based on the five-year U.S. Treasury Rate plus a spread of 2.000%, to be reset on each reset date, provided that the interest rate during any reset period will not reset below 5.75%. The interest rate for the 5.95% Notes will be reset on April 20, 2036 and every five years thereafter based on the five-year U.S. Treasury Rate plus a spread of 1.800%, to be reset on each reset date, provided that the interest rate during any reset period will not reset below 5.95%. Both notes pay interest semiannually and allow us to defer interest payments for one or more consecutive interest periods, not to exceed 20 consecutive semiannual periods. The notes may be called, in whole or in part, at par on any day during the period commencing 90 days prior to, and including, the first interest rate reset date and then on each interest payment date thereafter.

Under an agency agreement with InspereX LLC, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Wells Fargo Clearing Services, LLC, as agents, we may offer and sell, from time to time, an unlimited aggregate principal amount of our subordinated deferrable interest notes (the “Subordinated Notes”). The Subordinated Notes may be called, in whole or in part, at par on or after five years from the date of the issuance and allow us to defer interest payments for one or more consecutive interest periods, not to exceed 20 consecutive semiannual periods or 40 consecutive quarterly periods. During FY2026, we issued the Subordinated Notes with an aggregate principal amount of $29 million, each with a maturity of 30 years.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing, unsecured obligations of CFC, which are subordinate to all existing and future senior and subordinated indebtedness of CFC held by nonmembers of CFC, but rank proportionally to our member subordinated certificates. Member capital securities mature 30 years from the date of issuance and are callable at par at our option five years from the date of issuance and anytime thereafter. The interest rate for new member capital securities issuance is set at the time of issuance. These securities represent voluntary investments in CFC by the members. Member capital securities issued prior to FY2023 have a call option of 10 years from the date of issuance and anytime thereafter. The following table displays members’ subordinated certificates and the weighted-average interest rates as of May 31, 2026 and 2025.

Table 9.1: Members’ Subordinated Certificates Outstanding and Weighted-Average Interest Rates

	May 31,
	2026		2025
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Membership subordinated certificates:
Certificates maturing 2030 through 2119	$627,254		$628,617
Subscribed and unissued(1)	18		20
Total membership subordinated certificates	627,272	4.96%	628,637	4.96%
Loan and guarantee subordinated certificates:
Interest-bearing loan subordinated certificates maturing through 2045	141,626		192,779
Non-interest-bearing loan subordinated certificates maturing through 2047	85,405		90,378
Total loan subordinated certificates	227,031	2.69	283,157	2.74
Interest-bearing guarantee subordinated certificates maturing through 2044	26,640	5.95	26,757	5.93
Total loan and guarantee subordinated certificates	253,671	3.03	309,914	3.02
Member capital securities:
Securities maturing through 2056	247,297	5.01	246,163	5.01
Total members’ subordinated certificates	$1,128,240	4.54	$1,184,714	4.46
___________________________
(1)The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase. Upon collection of full payment of the subordinated certificate amount, the certificate will be reclassified from subscribed and unissued to outstanding.

The weighted-average maturity for all membership subordinated certificates outstanding was 51 and 52 years as of May 31, 2026 and 2025, respectively. The following table presents the amount of members’ subordinated certificates maturing in each of the five fiscal years subsequent to May 31, 2026 and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.2: Members’ Subordinated Certificate Maturities and Weighted-Average Interest Rates

(Dollars in thousands)	Amount Maturing(1)	Weighted-Average Interest Rate
2027	$3,484	3.40%
2028	4,502	3.54
2029	6,265	2.49
2030	4,384	3.71
2031	64,558	3.31
Thereafter	1,045,029	4.64
Total	$1,128,222	4.54
___________________________
(1)Excludes $0.02 million in subscribed and unissued member subordinated certificates for which a payment has been received, but no certificate has been issued. Amortizing member loan subordinated certificates totaling $114 million are amortizing annually based on the unpaid principal balance of the related loan. Amortization payments on these certificates totaled $7 million in FY2026 and represented 6% of amortizing loan subordinated certificates outstanding.

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

Notional Amount and Maturities of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average interest rate paid and the weighted-average interest rate received for our interest rate swaps as of May 31, 2026 and 2025. For the substantial majority of interest rate swap agreements, SOFR is used as the basis for determining variable interest payment amounts each period.

Table 10.1: Derivative Notional Amount and Weighted-Average Rates

	May 31,
	2026			2025
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,380,215	2.84%	3.83%	$5,833,458	2.84%	4.54%
Receive-fixed swaps	1,163,968	3.94	3.80	1,418,777	5.08	3.39
Total interest rate swaps	$6,544,183	3.03	3.82	$7,252,235	3.28	4.32
Forward pay-fixed swaps	21,350			—
Total interest rate swaps	$6,565,533			$7,252,235

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the notional amount of our interest rate swaps maturing in each of the five fiscal years subsequent to May 31, 2026 and thereafter.

Table 10.2: Derivative Notional Amount Maturities

	Notional Amount	Notional Amortization and Maturities
(Dollars in thousands)		2027	2028	2029	2030	2031	Thereafter
Interest rate swaps	$6,565,533	$615,302	$312,308	$705,466	$344,160	$424,141	$4,164,156

Cash Flow Hedges

During FY2025, we executed five treasury lock agreements with an aggregate notional amount of $700 million to hedge interest rate risk on anticipated debt issuances. We terminated the treasury locks upon the pricing of the debt issuances and recorded a net gain of $1 million in AOCI, which is reclassified into interest expense over the terms of the related debt.

During FY2024, we executed two treasury lock agreements with an aggregate notional amount of $300 million to hedge interest rate risk on anticipated debt issuances. We terminated the treasury locks upon the pricing of the anticipated debt and recorded a net settlement gain of less than $1 million in AOCI during FY2024, which is reclassified into interest expense over the term of the related debt. In addition, during FY2024, we reclassified an $8 million gain related to prior settled treasury locks from AOCI to earnings as a component of derivative gains (losses) in our consolidated statements of operations, as the hedged forecasted transaction did not occur in the time period specified in the hedge documentation.

We did not execute any treasury lock agreements during FY2026 and did not have any derivatives designated as accounting hedges as of May 31, 2026 and 2025.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivative type, recorded on our consolidated balance sheets and the related outstanding notional amount as of May 31, 2026 and 2025.

Table 10.3: Derivative Assets and Liabilities at Fair Value

	May 31,
	2026		2025
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount
Derivative assets:
Interest rate swaps	$554,116	$5,550,124	$555,855	$5,694,835
Total derivative assets	$554,116	$5,550,124	$555,855	$5,694,835

Derivative liabilities:
Interest rate swaps	$31,414	$1,015,409	$51,368	$1,557,400
Total derivative liabilities	$31,414	$1,015,409	$51,368	$1,557,400
___________________________
(1)The notional amount as of May 31, 2026 included $21 million of forward starting swaps, as shown above in Table 10.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date in June 2026. The fair value of the swap as of May 31, 2026 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported on our consolidated balance sheets as of May 31, 2026 and 2025, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

Table 10.4: Derivative Gross and Net Amounts

	May 31, 2026
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$554,116	$—	$554,116	$30,572	$—	$523,544
Derivative liabilities:
Interest rate swaps	31,414	—	31,414	30,572	—	842

	May 31, 2025
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$555,855	$—	$555,855	$49,806	$—	$506,049
Derivative liabilities:
Interest rate swaps	51,368	—	51,368	49,806	—	1,562

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.5: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2026	2025	2024
Derivative gains (losses) attributable to:
Derivative cash settlements interest income(1)	$63,953	$99,219	$127,166
Derivative forward value gains (losses)	18,213	(105,070)	264,871
Derivative gains (losses)	$82,166	$(5,851)	$392,037
___________________________
(1)During FY2026, in connection with the redemption of the 2043 Notes, we terminated $300 million in notional amount of our pay-fixed interest rate swaps hedging the 2043 Notes. The termination resulted in an immaterial amount of settlement gains recorded in derivative gains (losses) in our consolidated statements of operations. See “Note 8—Subordinated Deferrable Debt” for details on the redemption of the 2043 Notes.

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

During FY2026, Moody’s, S&P and Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of May 31, 2026. Moody’s, S&P and Fitch had our ratings on stable outlook as of May 31, 2026. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with mutual rating triggers as of May 31, 2026, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 10.6: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$14,000	$(353)	$—	$(353)
Falls below Baa1/BBB+	3,315,616	(588)	258,627	258,039
Falls to or below Baa2/BBB(2)	436,761	—	22,332	22,332
Falls below Baa2/BBB	926,275	—	84,222	84,222
Total	$4,692,652	$(941)	$365,181	$364,240
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $552 million as of May 31, 2026. These swaps were in an unrealized gain position of $39 million as of May 31, 2026.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $1 million as of May 31, 2026.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both May 31, 2026 and 2025, and from AA- to BBB+ by S&P as of both May 31, 2026 and 2025. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both May 31, 2026 and 2025. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $524 million and $506 million as of May 31, 2026 and 2025, respectively, as presented in Table 10.4 above.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EQUITY

Total equity increased by $209 million to $3,312 million as of May 31, 2026, compared with $3,103 million as of May 31, 2025. The increase was attributable primarily to our reported net income of $263 million for FY2026, partially offset by a decrease in equity of $53 million from the CFC Board of Directors’ authorized patronage capital retirements during the period, as discussed below.

Table 11.1: Equity

	May 31,
(Dollars in thousands)	2026	2025
Membership fees and educational fund:
Membership fees	$969	$966
Educational fund	2,800	2,658
Total membership fees and educational fund	3,769	3,624
Patronage capital allocated	966,253	948,526
Members’ capital reserve	1,804,161	1,631,609
Unallocated net income:
Prior fiscal year-end cumulative derivative forward value gains(1)	501,663	606,215
Current fiscal year derivative forward value gains (losses)(1)	17,756	(104,552)
Current fiscal year-end cumulative derivative forward value gains(1)	519,419	501,663
Other unallocated net loss	(709)	(709)
Unallocated net income	518,710	500,954
CFC retained equity	3,292,893	3,084,713
Accumulated other comprehensive loss	(2,369)	(2,236)
Total CFC equity	3,290,524	3,082,477
Noncontrolling interests	21,612	20,989
Total equity	$3,312,136	$3,103,466
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities. The cumulative amounts also include CFC historical foreign currency translation adjustments recorded in net income. See “Note 16—Business Segments” for the statements of operations for CFC.

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

In May 2026, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2026 to the cooperative educational fund. In July 2026, the CFC Board of Directors authorized the allocation of net earnings for FY2026 as follows: $72 million to members in the form of patronage capital and $172 million to the members’ capital reserve. See “Item 7. MD&A—Non-GAAP Financial Measures” for information on adjusted net income.

In July 2026, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $62 million, of which $36 million represented 50% of the patronage capital allocation for FY2026 and $26 million represented the portion of the allocation from net earnings for fiscal year 2001 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. We expect to return the authorized patronage capital retirement amount of $62 million to members in cash in the second quarter of fiscal year 2027. The remaining portion of the patronage capital allocation for FY2026 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

In May 2025, the CFC Board of Directors authorized the allocation of $1 million of net earnings for FY2025 to the cooperative educational fund. In July 2025, the CFC Board of Directors authorized the allocation of net earnings for FY2025 as follows: $67 million to members in the form of patronage capital and $176 million to the members’ capital reserve. In July 2025, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $53 million, of which $34 million represented 50% of the patronage capital allocation for FY2025 and $19 million represented the portion of the allocation from net earnings for fiscal year 2000 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $53 million was returned to members in cash in September 2025. The remaining portion of the amount allocated for FY2025 will be retained by CFC for 25 years under current guidelines adopted by the CFC Board of Directors in June 2009.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the years ended May 31, 2026 and 2025 and the balance of each component as of the end of each respective period.

Table 11.2: Changes in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31,
	2026			2025
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,935	$(5,171)	$(2,236)	$3,287	$(4,703)	$(1,416)
Changes in unrealized gains (losses)	—	(139)	(139)	803	(850)	(47)
Realized (gains) losses reclassified to earnings	(470)	476	6	(1,155)	382	(773)
Ending balance	$2,465	$(4,834)	$(2,369)	$2,935	$(5,171)	$(2,236)
____________________________
(1)Derivative gains reclassified to earnings for FY2026 were included in the interest expense line item in our consolidated statements of operations. For FY2025, a portion of the derivative gains reclassified to earnings was included as a component of the derivative gains (losses) line item and the remainder was reclassified to the interest expense line item in our consolidated statements of operations.
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

The risks of participating in the multiple-employer plan are different from the risks of single-employer plans due to the following characteristics of the plan:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because of the current funding status of the Retirement Security Plan, it is not subject to a certified zone status determination under the Pension Protection Act of 2006 (“PPA”). In April 2025, the Department of Labor issued guidance under the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act of 2022, which revised the methodology for reporting annual funding information for defined benefit pension plans. These changes became effective for plan years beginning after December 31, 2023. As a result, prior-year plan funding information has been restated to agree to the updated reporting requirements. Under the market-based reporting of plan assets and liabilities, the plan was more than 100% funded as of both December 31, 2025 and 2024 and more than 90% funded as of December 31, 2023. We made contributions to the Retirement Security Plan of $8 million, $7 million and $6 million in FY2026, FY2025 and FY2024, respectively. In each of these years, our contribution represented less than 5% of total contributions made to the plan by all participating employers. Our contribution did not include a surcharge. CFC’s expense is limited to the annual premium to participate in the Retirement Security Plan. Because it is a multiple-employer plan, there is no funding liability for CFC for the plan. There were no funding improvement plans, rehabilitation plans implemented or pending, and no required minimum contributions. There are no collective bargaining agreements in place that cover CFC’s employees.

Executive Benefit Restoration Plan

We adopted a supplemental top-hat Executive Benefit Restoration (“EBR”) Plan, effective January 1, 2015. The EBR Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of executive officers whose compensation exceeds Internal Revenue Service limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the EBR Plan. This plan included nine participants as of both May 31, 2026 and 2025.

We recognized net periodic pension expense for this plan of approximately $1 million in each of FY2026, FY2025 and FY2024. The unfunded projected benefit obligation of this plan, which is included on our consolidated balance sheets as a component of other liabilities, was $8 million as of both May 31, 2026 and 2025. CFC contributed $1 million to the plan in each of FY2026, FY2025 and FY2024 for lump-sum settlement payments to fully vested participants of $1 million in each year. Unrecognized pension costs recorded in accumulated other comprehensive loss were $5 million as of both May 31, 2026 and 2025. We expect to amortize less than $1 million of the unrecognized pension costs as a component of our net periodic pension benefit expense in the fiscal year ended May 31, 2027.

As a result of the settlement payments in FY2026, FY2025 and FY2024, we recognized a settlement loss of less than $1 million in each of FY2026, FY2025 and FY2024. The settlement losses are recorded as a component of non-interest expense in our consolidated statements of operations.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. We contribute an amount up to 2% of an employee’s salary each year for all employees participating in the program with a minimum 2% employee contribution. We contributed approximately $1 million to the plan in each of FY2026, FY2025 and FY2024.

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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of May 31, 2026 and 2025.

Table 13.1: Guarantees Outstanding by Type and Member Class

	May 31,
(Dollars in thousands)	2026	2025
Guarantee type:
Long-term tax-exempt bonds(1)	$47,100	$48,455
Letters of credit(2)	1,033,710	978,492
Other guarantees	184,884	183,659
Total	$1,265,694	$1,210,606

Member class:
CFC:
Distribution	$508,383	$506,834
Power supply	614,234	599,766
Statewide and associate(3)	45,065	43,442
CFC total	1,167,682	1,150,042
NCSC electric	98,012	60,564
Total	$1,265,694	$1,210,606
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Includes CFC guarantees to NCSC telecom members totaling $37 million and $42 million as of May 31, 2026 and 2025, respectively.

We had guarantees outstanding totaling $1,266 million and $1,211 million as of May 31, 2026 and 2025, respectively. Guarantees under which our right of recovery from our members was not secured totaled $910 million and $781 million and represented 72% and 65% of total guarantees as of May 31, 2026 and 2025, respectively. We were not required to perform pursuant to any of our guarantee obligations during FY2026 or FY2025.

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

Long-term tax-exempt bonds of $47 million and $48 million as of May 31, 2026 and 2025, respectively, consist of adjustable-rate or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining adjustable-rate or variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $1,034 million and $978 million as of May 31, 2026 and 2025, respectively, $284 million and $356 million were secured as of each respective date. The maturities for the outstanding letters of credit as of May 31, 2026 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of May 31, 2026, we may be required to issue up to an additional $105 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2026. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $185 million and $184 million as of May 31, 2026 and 2025, respectively, of which $25 million was secured as of both May 31, 2026 and 2025. The maturities for these other guarantees listed in the table above extend through calendar year 2030.

In addition to the guarantees described above, we were also the liquidity provider for $47 million and $48 million of variable-rate tax-exempt bonds as of May 31, 2026 and 2025, respectively, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during FY2026, FY2025 or FY2024.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $17 million and $14 million as of May 31, 2026 and 2025, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified and accounts for the substantial majority of our guarantee liability, totaled $16 million and $13 million as of May 31, 2026 and 2025, respectively. The remaining amount pertains to our contingent guarantee exposures.

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2026 and thereafter:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.2: Guarantees Outstanding Maturities

(Dollars in thousands)	Amount Maturing
2027	$615,144
2028	215,737
2029	38,425
2030	31,627
2031	188,198
Thereafter	176,563
Total	$1,265,694

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of May 31, 2026 and 2025. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 14.1: Fair Value of Financial Instruments

	May 31, 2026		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,819	$248,819	$248,819	$—	$—
Restricted cash	8,599	8,599	8,599	—	—
Equity securities, at fair value	11,021	11,021	11,021	—	—
Debt securities trading, at fair value	31,144	31,144	—	31,144	—
Deferred compensation investments	9,011	9,011	9,011	—	—
Loans to members, net	38,392,181	35,853,501	—	—	35,853,501
Accrued interest receivable	264,952	264,952	—	264,952	—
Derivative assets	554,116	554,116	—	554,116	—
Total financial assets	$39,519,843	$36,981,163	$277,450	$850,212	$35,853,501

Liabilities:
Short-term borrowings	$5,159,771	$5,161,495	$—	$5,161,495	$—
Long-term debt	28,345,934	27,715,985	—	18,993,254	8,722,731
Accrued interest payable	308,506	308,506	—	308,506	—
Guarantee liability	16,847	18,236	—	—	18,236
Derivative liabilities	31,414	31,414	—	31,414	—
Deferred compensation liability	9,011	9,011	9,011	—	—
Subordinated deferrable debt	1,310,282	1,317,026	236,320	1,080,706	—
Members’ subordinated certificates	1,128,240	1,128,240	—	—	1,128,240
Total financial liabilities	$36,310,005	$35,689,913	$245,331	$25,575,375	$9,869,207

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2025		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,712	$134,712	$134,712	$—	$—
Restricted cash	8,410	8,410	8,410	—	—
Equity securities, at fair value	11,252	11,252	11,252	—	—
Debt securities trading, at fair value	113,663	113,663	—	113,663	—
Deferred compensation investments	8,019	8,019	8,019	—	—
Loans to members, net	37,039,363	34,113,178	—	—	34,113,178
Accrued interest receivable	270,222	270,222	—	270,222	—
Derivative assets	555,855	555,855	—	555,855	—
Total financial assets	$38,141,496	$35,215,311	$162,393	$939,740	$34,113,178

Liabilities:
Short-term borrowings	$5,091,416	$5,094,451	$—	$5,094,451	$—
Long-term debt	27,163,701	26,415,950	—	16,737,855	9,678,095
Accrued interest payable	294,917	294,917	—	294,917	—
Guarantee liability	14,396	15,321	—	—	15,321
Derivative liabilities	51,368	51,368	—	51,368	—
Deferred compensation liability	8,019	8,019	8,019	—	—
Subordinated deferrable debt	1,329,485	1,341,974	238,620	1,103,354	—
Members’ subordinated certificates	1,184,714	1,184,714	—	—	1,184,714
Total financial liabilities	$35,138,016	$34,406,714	$246,639	$23,281,945	$10,878,130

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

The fair value of loans with different risk characteristics, specifically nonaccrual and restructured loans, is estimated using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. The fair value of loans held for sale is determined based on the cost, which approximates the fair value, as we sell these loans at par value, concurrently or within a short period of time with the closing of the loan or participation agreement. See below for information on how we estimate the fair value of certain individually evaluated loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2 and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during fiscal years ended May 31, 2026 and 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of May 31, 2026 and 2025, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during the years ended May 31, 2026 and 2025.

Table 14.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	May 31,
	2026			2025
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$11,021	$—	$11,021	$11,252	$—	$11,252
Debt securities trading, at fair value	—	31,144	31,144	—	113,663	113,663
Deferred compensation investments	9,011	—	9,011	8,019	—	8,019
Derivative assets	—	554,116	554,116	—	555,855	555,855

Liabilities:
Derivative liabilities	$—	$31,414	$31,414	$—	$51,368	$51,368
Deferred compensation liability	9,011	—	9,011	8,019	—	8,019

Below is a description of the valuation techniques we use to estimate fair value of our financial assets and liabilities recorded at fair value on a recurring basis, the significant inputs used in those techniques, if applicable, and the classification within the fair value hierarchy.

Equity Securities

Our investments in equity securities consist of investments in Farmer Mac Class A common stock. These securities are reported at fair value in our consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. Because quoted market prices are the key input in deriving fair value for these securities, the valuation methodology is classified as Level 1.

Debt Securities Trading

As discussed above in “Note 1—Summary of Significant Accounting Policies” our debt securities consist of investments in corporate debt securities, municipality debt securities, commercial MBS and other ABS and were classified as trading as of May 31, 2026. Management estimates the fair value of our debt securities utilizing the assistance of third-party pricing services. Methodologies employed, controls relied upon and inputs used by third-party pricing vendors are subject to management review when such services are provided. This review may consist of, in part, obtaining and evaluating control

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reports issued and pricing methodology materials distributed. We review the pricing methodologies provided by the vendors in order to determine if observable market information is being used to determine the fair value versus unobservable inputs. Investment securities traded in secondary markets are typically valued using unadjusted vendor prices. These investment securities, which include those measured using unadjusted vendor prices, are generally classified as Level 2 because the valuation typically involves using quoted market prices for similar securities, pricing models, discounted cash flow analyses using significant observable market inputs where available or a combination of multiple valuation techniques for which all significant assumptions are observable in the market.

Deferred Compensation Investments and Liability

CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees and board members. Such amounts deferred by employees are invested by the company. The deferred compensation investments are presented as other assets in the consolidated balance sheets at fair value. A corresponding deferred compensation liability, measured at the same amount as the deferred compensation investments, is included in other liabilities in the consolidated balance sheets. Fair value is determined based on the daily published and quoted net asset value. Because quoted market prices are the key input in deriving the fair value, the valuation methodology is classified as Level 1.

Derivative Instruments

Our derivatives primarily consist of OTC interest rate swaps executed under master netting swap agreements that do not have readily available quoted market prices. We derive the fair value of our derivatives using a vendor-provided derivative system, which is based on industry-standard discounted cash flow models. We rely primarily on market-observable inputs for these models, including market interest rates and forward swap yield curves, as well as the contractual terms of the derivative instrument, as of the valuation date. We include a credit risk valuation adjustment in our valuation of derivatives, which takes into consideration the effect of nonperformance credit risk of the counterparty or our own nonperformance risk and depends on whether the derivative instrument is in a gain, or asset, financial position or in a loss, or liability, financial position. We corroborate our derivative valuations by comparing the amounts to third-party pricing sources. Because observable market data serve as the key inputs in valuing our interest rate swaps, the valuation methodology is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during FY2026 and FY2025.

NOTE 15—VARIABLE INTEREST ENTITIES

NCSC meets the definition of a VIE because it does not have sufficient equity investment at risk to finance its activities without financial support. CFC is the primary source of funding for NCSC. Under the terms of the management agreement with NCSC, CFC manages the business operations of NCSC. CFC also unconditionally guarantees full payment to NCSC for amounts equal to any loan losses pursuant to a guarantee agreement with NCSC. CFC earns management and guarantee fees from its agreements with NCSC.

All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC and does not elect directors to the NCSC board. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a Class C member of CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of the VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of May 31, 2026 and 2025.

Table 15.1: Consolidated Assets and Liabilities of Variable Interest Entities

	May 31,
(Dollars in thousands)	2026	2025
Assets:
Loans outstanding	$1,656,398	$1,654,228
Other assets	29,290	16,111
Total assets	$1,685,688	$1,670,339

Liabilities:
Total liabilities	$14,909	$15,114

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of May 31, 2026 and 2025.

Table 15.2: CFC Exposure Under Credit Commitments to NCSC

	May 31,
(Dollars in thousands)	2026	2025
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,642,033	1,640,372
Credit enhancements:
CFC third-party guarantees	105,346	60,564
Other credit enhancements	817	1,275
Total credit enhancements(2)	106,163	61,839
Total outstanding commitments	1,748,196	1,702,211
CFC credit commitments available	$3,251,804	$3,297,789
____________________________
(1)Intercompany borrowings payable by NCSC to CFC as of May 31, 2026 and 2025 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC has access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC as of May 31, 2026, which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $106 million as of May 31, 2026. The maturities for obligations guaranteed by CFC extend through 2043.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—BUSINESS SEGMENTS

Our operating segments consist of CFC and NCSC which also represent our reportable segments. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of RUS. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, electric power supply systems and related facilities. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. NCSC’s principal purpose is to provide financing to its members and associates. NCSC makes loans to electric cooperatives and their subsidiaries that provide non-electric services in the energy and telecommunication industries as well as to entities that provide substantial benefit to CFC members, including eligible solar energy providers and investor-owned utilities. NCSC also provides its members and associates with equipment financing for leased assets, institutional debt placement services through its wholly owned subsidiary Cooperative Securities and credit enhancements in the form of letters of credit.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Results and Reconciliation

The following tables display segment results of operations for the years ended May 31, 2026, 2025 and 2024, assets attributable to each segment as of May 31, 2026 and 2025 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.1: Business Segment Information

	Year Ended May 31, 2026
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated
Results of operations:
Interest income	$1,785,859	$93,162	$1,879,021	$—	$(82,361)	$1,796,660
Interest expense	(1,494,526)	(82,729)	(1,577,255)	—	82,361	(1,494,894)
Derivative cash settlements interest income (expense)	64,178	(225)	63,953	(63,953)	—	—
Interest expense(3) (4)	(1,430,348)	(82,954)	(1,513,302)	(63,953)	82,361	(1,494,894)
Net interest income	355,511	10,208	365,719	(63,953)	—	301,766
Benefit (provision) for credit losses	10,362	(105)	10,257	—	105	10,362
Net interest income after benefit (provision) for credit losses	365,873	10,103	375,976	(63,953)	105	312,128
Non-interest income:
Fee and other income	34,814	6,323	41,137	—	(12,418)	28,719
Derivative gains:
Derivative cash settlements interest income	—	—	—	63,953	—	63,953
Derivative forward value gains	—	—	—	18,213	—	18,213
Derivative gains	—	—	—	82,166	—	82,166
Investment securities gains	1,128	—	1,128	—	—	1,128
Total non-interest income	35,942	6,323	42,265	82,166	(12,418)	112,013
Non-interest expense:
Salaries and employee benefits(3)	(79,813)	(270)	(80,083)	—	—	(80,083)
Depreciation and amortization(3)	(13,966)	—	(13,966)	—	—	(13,966)
Other non-interest expense(5)	(63,680)	(15,655)	(79,335)	—	12,313	(67,022)
Total non-interest expense	(157,459)	(15,925)	(173,384)	—	12,313	(161,071)
Income before income taxes	244,356	501	244,857	18,213	—	263,070
Income tax provision	—	(334)	(334)	—	—	(334)
Net income(6)	$244,356	$167	$244,523	$18,213	$—	$262,736

	May 31, 2026
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$38,389,050	$1,656,398	$40,045,448	$—	$(1,642,033)	$38,403,415
Deferred loan origination costs	18,713	—	18,713	—	—	18,713
Loans to members	38,407,763	1,656,398	40,064,161	—	(1,642,033)	38,422,128
Less: Allowance for credit losses	(29,947)	(5,691)	(35,638)	—	5,691	(29,947)
Loans to members, net	38,377,816	1,650,707	40,028,523	—	(1,636,342)	38,392,181
Other assets	1,296,147	34,981	1,331,128	—	(18,962)	1,312,166
Total assets	$39,673,963	$1,685,688	$41,359,651	$—	$(1,655,304)	$39,704,347

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2025
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,693,507	$87,710	$1,781,217	$—	$(77,984)	$1,703,233
Interest expense	(1,442,027)	(78,236)	(1,520,263)	—	77,984	(1,442,279)
Derivative cash settlements interest income (expense)	99,237	(18)	99,219	(99,219)	—	—
Interest expense(3) (4)	(1,342,790)	(78,254)	(1,421,044)	(99,219)	77,984	(1,442,279)
Net interest income	350,717	9,456	360,173	(99,219)	—	260,954
Benefit for credit losses	8,111	414	8,525	—	(414)	8,111
Net interest income after benefit for credit losses	358,828	9,870	368,698	(99,219)	(414)	269,065
Non-interest income:
Fee and other income	29,162	3,707	32,869	—	(9,272)	23,597
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	99,219	—	99,219
Derivative forward value losses	—	—	—	(105,070)	—	(105,070)
Derivative losses	—	—	—	(5,851)	—	(5,851)
Investment securities gains	5,674	—	5,674	—	—	5,674
Total non-interest income	34,836	3,707	38,543	(5,851)	(9,272)	23,420
Non-interest expense:
Salaries and employee benefits(3)	(71,920)	(251)	(72,171)	—	—	(72,171)
Depreciation and amortization(3)	(12,615)	—	(12,615)	—	—	(12,615)
Other non-interest expense(5)	(64,844)	(12,339)	(77,183)	—	9,686	(67,497)
Total non-interest expense	(149,379)	(12,590)	(161,969)	—	9,686	(152,283)
Income before income taxes	244,285	987	245,272	(105,070)	—	140,202
Income tax provision	—	(188)	(188)	—	—	(188)
Net income(6)	$244,285	$799	$245,084	$(105,070)	$—	$140,014

	May 31, 2025
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$37,049,692	$1,654,228	$38,703,920	$—	$(1,640,372)	$37,063,548
Deferred loan origination costs	16,430	—	16,430	—	—	16,430
Loans to members	37,066,122	1,654,228	38,720,350	—	(1,640,372)	37,079,978
Less: Allowance for credit losses	(40,615)	(5,586)	(46,201)	—	5,586	(40,615)
Loans to members, net	37,025,507	1,648,642	38,674,149	—	(1,634,786)	37,039,363
Other assets	1,269,575	34,068	1,303,643	—	(17,957)	1,285,686
Total assets	$38,295,082	$1,682,710	$39,977,792	$—	$(1,652,743)	$38,325,049

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2024
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$1,584,071	$82,104	$1,666,175	$—	$(72,824)	$1,593,351
Interest expense	(1,339,003)	(72,909)	(1,411,912)	—	72,824	(1,339,088)
Derivative cash settlements interest income	127,017	149	127,166	(127,166)	—	—
Interest expense(3) (4)	(1,211,986)	(72,760)	(1,284,746)	(127,166)	72,824	(1,339,088)
Net interest income	372,085	9,344	381,429	(127,166)	—	254,263
Benefit (provision) for credit losses	5,516	(2,330)	3,186	—	2,330	5,516
Net interest income after benefit (provision) for credit losses	377,601	7,014	384,615	(127,166)	2,330	259,779
Non-interest income:
Fee and other income	27,857	7,448	35,305	—	(12,513)	22,792
Derivative gains:
Derivative cash settlements interest income	—	—	—	127,166	—	127,166
Derivative forward value gains	—	—	—	264,871	—	264,871
Derivative gains	—	—	—	392,037	—	392,037
Investment securities gains	10,772	—	10,772	—	—	10,772
Total non-interest income	38,629	7,448	46,077	392,037	(12,513)	425,601
Non-interest expense:
Salaries and employee benefits(3)	(66,382)	(1,019)	(67,401)	—	—	(67,401)
Depreciation and amortization(3)	(10,469)	—	(10,469)	—	—	(10,469)
Other non-interest expense(5)	(49,622)	(12,251)	(61,873)	—	10,183	(51,690)
Total non-interest expense	(126,473)	(13,270)	(139,743)	—	10,183	(129,560)
Income before income taxes	289,757	1,192	290,949	264,871	—	555,820
Income tax provision	—	(1,504)	(1,504)	—	—	(1,504)
Net income (loss)(6)	$289,757	$(312)	$289,445	$264,871	$—	$554,316
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
(5)Other non-interest expense for each segment includes consulting, information technology, member relations, board, and other general and administrative expenses. For the NCSC segment, the other non-interest expense also includes the management fee expense paid to CFC pursuant to the management agreement. Certain reclassifications have been made to the presentation of information in prior periods to conform to the current-period presentation.
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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ J. ANDREW DON	By:	/s/ YU LING WANG
	J. Andrew Don		Yu Ling Wang
	Chief Executive Officer		Senior Vice President and Chief Financial Officer
	July 31, 2026		July 31, 2026

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Chief Accounting Officer (Principal Accounting Officer)
July 31, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Brent McRae (President of CFC)	66	2021	2027
Shane Larson (Vice President of CFC)	63	2022	2028
Donnie Bidegain (Secretary-Treasurer of CFC)	48	2023	2029
Charles A. Abel II	57	2022	2028
John Bartley	50	2024	2027
Jared Echternach	54	2021	2027
Timothy Eldridge	68	2021	2027
Bruce Anthony Everhart	70	2022	2029
Gary Fish(1)	68	2026	2029
Michael J. Heinen	63	2021	2027
Jeanette Ingrid Kessler(2)	63	2025	2027
George Michael McDonald	64	2025	2028
John Metcalf	61	2021	2027
Kendall J. Montgomery	62	2020	2028
Ruston Ogburn(1)	48	2026	2029
Michael Partin(2)	59	2024	2027
Scott Peters	59	2025	2028
Laura Phillips	68	2025	2028
Jeffrey Allen Rehder	59	2020	2027
William A. Roberts	66	2025	2028
Ryan Schilreff(3)	53	2025	2029
James Taylor	71	2025	2028
Lewis Ward(1)	53	2026	2029
Mark A. Suggs(4)	69	2020	2026
William Keith Hayward(4)	61	2020	2026
Anthony Larson(4)	52	2020	2026
____________________________
(1)Director seated on June 15, 2026.
(2)Pursuant to CFC’s bylaws, NRECA determines the method of director election and length of term for the seat occupied by this director.
(3)Director seated October 2025.
(4)Director’s term ended on June 15, 2026.

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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(1)
President and Director	Brent McRae	66	2026(2)
Vice President and Director	Shane Larson	63	2026(2)
Secretary-Treasurer and Director	Donnie Bidegain	48	2026(2)
Chief Executive Officer	J. Andrew Don	66	2021
Senior Vice President and Chief Financial Officer	Yu Ling Wang	51	2021
Senior Vice President and Chief Banking Officer	Joel Allen	60	2014
Senior Vice President and General Counsel	Nathan Howard	50	2022
Senior Vice President and Chief Corporate Affairs Officer	Brad L. Captain	56	2014
Senior Vice President, Corporate Development	Darick Eisenbraun	34	2025
Senior Vice President and Chief Risk Officer	Gholam M. Saleh	54	2021
Senior Vice President and Chief Operating Officer	Gary Bradbury	55	2021
Senior Vice President and Chief Relationship Management Officer	Jill Maison	61	2023
Senior Vice President, Strategic Services	Amy Luongo	53	2024
___________________________
(1)Refers to calendar year.
(2)Elected on June 15, 2026.

The president, vice president and secretary-treasurer are elected annually by the board of directors at its first organizational meeting immediately following CFC’s annual membership meeting, each to serve a term of one year; the Chief Executive Officer (“CEO”) serves at the pleasure of the board of directors; and the other executive officers serve at the pleasure of the Chief Executive Officer.

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

Mr. Bidegain has served as a Director of Farmers’ Electric Cooperative, Inc. of New Mexico in Clovis, New Mexico, since January 2009. He served as board secretary-treasurer from 2017 to 2025 and has served as board vice president since 2025. Mr. Bidegain also serves as a Director of Western Farmers Electric Cooperative since 2013 and was its board president from 2021 to 2026 and currently serves as an Ex Officio on the executive committee. He has been a partner of T4 Cattle Company, LLC since 1996. Mr. Bidegain has owned and managed Bidegain Farms, LLC since 2003 and has managed Sunny State Products, Inc. since 2022. As a Director of Farmers’ Electric Cooperative, Inc. of New Mexico, Mr. Bidegain has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bidegain has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Abel has served as a Director of Sangre de Cristo Electric Association in Buena Vista, Colorado, since June 2015, has served in several officer positions since November 2015, and currently serves as Vice Chair of the board. He has served as a Director of Tri-State Generation and Transmission Association in Westminster, Colorado, since April 2019 and currently serves on the Executive Committee, the Finance & Audit Committee, and the Board Policy Review Committee. Additionally, Mr. Abel served as a Director of Western United Electric Supply from April 2017 through April 2019. In addition to being a self-employed Certified Public Accountant, Mr. Abel was employed by High Country Bank as a commercial loan officer from May 2019 through October 2020. Prior to May 2019, he was a majority equity owner and managing principal for Abel & Eggleston, CPAs, LLC since 2008. As a Director of Sangre de Cristo Electric Association, Mr. Abel has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Abel has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Eldridge has served as a Director of Fleming-Mason Energy Cooperative, Inc. in Flemingsburg, Kentucky, since 2000, and as a Director of East Kentucky Power Cooperative, Inc. in Winchester, Kentucky, since 2014. He also served as Treasurer of East Kentucky Power Cooperative, Inc. from 2024 to 2026. Mr. Eldridge is now serving as the Vice Chairman of East Kentucky Power Cooperative and has also been Audit Committee Chairman of Fleming-Mason Energy since 2014. He has served as a Director of Citizens Bank located in Morehead, Kentucky, since 2013 and served as its Audit Committee Chairman throughout that time. From 2015 until his retirement in 2026, Mr. Eldridge was a member-owner and Certified Public Accountant at Baldwin CPAs, PLLC in Flemingsburg, Kentucky. He now holds the title of Member Emeritus and continues to work at a reduced level for the firm. He has held his Kentucky CPA license since 1986. As a Director of Fleming-Mason Energy Cooperative, Inc., Mr. Eldridge has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Eldridge has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Fish has served as a Director of Sioux Valley Energy, in Brandon, South Dakota, since 2014. He has also served as a Director of East River Power Cooperative, Inc., in Madison, South Dakota, since 2024. Since 2020, Mr. Fish has been manager of Parkview Energy Partners LLC, an energy management firm that includes renewable energy assets, liquefied natural gas processing assets and gas production asset. As a Director of Sioux Valley Energy, Mr. Fish has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Fish has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Heinen has been General Manager and CEO of Jefferson Davis Electric Cooperative, Inc. in Jennings, Louisiana, since 1999. He has also served as a Director of the Association of Louisiana Electric Cooperatives in Baton Rouge, Louisiana, since 1999. As the General Manager and CEO of Jefferson Davis Electric Cooperative, Inc., Mr. Heinen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Heinen has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Dr. Kessler has served as a Director of Lane Electric Cooperative, Inc. in Eugene, Oregon, since October 2014 and as a director of National Rural Electric Cooperative Association in Arlington, Virginia, since March 2020. Dr. Kessler is a retired Veterinarian and owned and operated an Emergency Veterinary Hospital from June 1995 until November 2019. As a Director of Lane Electric Cooperative, Inc., Dr. Kessler has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Dr. Kessler has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. McDonald has served as a Director of Washington Electric Membership Corporation in Sandersville, Georgia, since 2008 and as the Secretary-Treasurer from 2010 until 2024 and has served as Chairman of the Board since 2024. He has also served as a Director of Georgia Electric Membership Corporation in Tucker, Georgia, since 2010 and as the Board Chair from 2020 to 2022. Mr. McDonald has served as a Director of Georgia System Operations in Tucker, Georgia, since 2013. He has served on the Oglethorpe Power/Georgia Transmission/Georgia System Operations Advisory Board since 2013. As a Director of Washington Electric Membership Corporation, Mr. McDonald has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. McDonald has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Ogburn has been the General Manager of Somerset Rural Electric Cooperative in Somerset, Pennsylvania, since August 2013. Additionally, Mr. Ogburn has served as a Board member of United Utility Supply Cooperative in Louisville, Kentucky, since 2014. He formerly served in engineering and management roles at PJM Interconnection. As the General Manager of Somerset Rural Electric Cooperative, Mr. Ogburn has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ogburn has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Partin has been the CEO of Sequachee Valley Electric Cooperative in South Pittsburg, Tennessee, since 1998. Mr. Partin has also served as a Director of the NRECA Board of Directors since 2019, as its Vice President since 2024, and as NRECA President since March 5, 2025. As the CEO of Sequachee Valley Electric Cooperative, Mr. Partin has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Partin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Peters has been the CEO of Columbia Rural Electric Association in Walla Walla, Washington, since 2018. He has also served as a Director of Washington Rural Electric Cooperative Association in Olympia, Washington, since 2018 and served two terms as its board president. Mr. Peters has served as a Director of Pioneer Utility Resources in Hillsboro, Oregon, since 2018. He has also served as a Director of Cooperative Response Center in Austin, Minnesota, since 2019. Mr. Peters has served as a Director of Pacific Northwest Generating Cooperative in Clackamas, Oregon, since 2024. As the CEO of Columbia Rural Electric Association, Mr. Peters has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Peters has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mrs. Phillips has served as a Director of Delaware Electric Cooperative in Greenwood, Delaware, since 2009 and served as its Secretary-Treasurer. She has been a Vice President of WSFS Bank in Wilmington, Delaware, since 2014. Since 1985, Mrs. Phillips has also owned Phillips Signs in Seaford, Delaware. As a Director of Delaware Electric Cooperative, Mrs. Phillips has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mrs. Phillips has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Roberts has been the Vice President, Finance and CFO of Buckeye Power, Inc., in Columbus, Ohio, since 2010. He has also been the Vice President and Chief Financial Officer of Ohio Rural Electric Cooperative in Columbus, Ohio, since 2010. Mr. Roberts served from 2018 to 2025 as the Director and Treasurer of Cardinal Operating Company in Columbus, Ohio. As a Chief Financial Officer, Mr. Roberts has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. We believe Mr. Roberts’ experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him qualified to serve as an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.

Mr. Schilreff has been the Executive Vice President and General Manager of Wyrulec Company in Lingle, Wyoming, since 2013. Prior to joining Wyrulec Company, he served in leadership roles in finance, broadband and the U.S. Navy. As the Executive Vice President and General Manager of Wyrulec Company, Mr. Schilreff has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Schilreff has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Taylor has served as a Director of Northfork Electric Cooperative, Inc. in Sayre, Oklahoma, since 1986 and as its President from 1993 to 2025. He has also served as a Director of Oklahoma Association of Electric Cooperatives since 1998 and as its President from 2014 to 2015. Mr. Taylor has owned Taylor Ranch in Cheyenne, Oklahoma, since 1993. As a Director of Northfork Electric Cooperative, Inc., Mr. Taylor has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Taylor has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Ward has been the General Manager of Tallapoosa River Electric Cooperative in LaFayette, Alabama, since 2007. He has worked for the cooperative since 2001. Mr. Ward is a board member of PowerSouth Energy Cooperative in Andalusia, Alabama, since 2007. He is also a board member of the Alabama Rural Electric Association of Cooperatives in Montgomery, Alabama, since 2007. As the General Manager of Tallapoosa River Electric Cooperative, Mr. Ward has acquired extensive experience and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ward has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Suggs has served as Executive Vice President and General Manager of Pitt & Greene Electric Membership Corporation in Farmville, North Carolina, since September 1983. Mr. Suggs has served as a Director of North Carolina Electric Membership Corporation in Raleigh, North Carolina, since 1984 and served as its president from 2015 to 2017. He has also served as a Director of North Carolina Association of Electric Cooperatives in Raleigh, North Carolina, since 1984 and served as its president from 2010 to 2011. Additionally, Mr. Suggs has served as a Director of Tarheel Electric Membership Association in Raleigh, North Carolina, since 1984. As Executive Vice President and General Manager of Pitt & Greene Electric Membership Corporation, Mr. Suggs has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Suggs has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Suggs’ director term on the CFC board ended on June 15, 2026.

Mr. Hayward has served as the General Manager and CEO of North East Mississippi Electric Power Association in Oxford, Mississippi, since February 2014. From July 2004 to January 2014, he served as its manager of Engineering and Operations. Mr. Hayward has also served as a Director of Meridian Cooperative, formerly known as SEDC, a software cooperative in Atlanta, Georgia, since 2014. As the General Manager and CEO of North East Mississippi Electric Power Association, Mr. Hayward has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayward has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Hayward’s director term on the CFC board ended on June 15, 2026.

Mr. Anthony Larson has served as a Director of Slope Electric Cooperative, Inc. in New England, North Dakota, since June 2010, and as a Director of Upper Missouri Power Cooperative in Sidney, Montana, since April 2020. Mr. Larson has served as a Director of Basin Electric Power Cooperative, Dakota Gasification Company, Dakota Coal Company, and Montana Limestone Company in Bismarck, North Dakota, since December 2024 and as an advisory board member of Dakotas America since September 2017. In addition to being a self-employed rancher since 1986, Mr. Larson was an ambulatory care officer at West River Health Services from August 2016 to September 2019, and an agricultural banker at Dacotah Bank from October 2012 to January 2015. As a Director of Slope Electric Cooperative, Inc., Mr. Larson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Larson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Larson’s director term on the CFC board ended on June 15, 2026.

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

Ms. Wang joined CFC in 2000 and has held various positions within CFC’s finance department. Ms. Wang was named Vice President, Capital Markets in June 2017 after having served as Vice President, Capital Markets Relations since June 2012. Effective May 3, 2021, Ms. Wang became Senior Vice President and Chief Financial Officer.

Mr. Allen joined CFC in 1990. Throughout his career with CFC, Mr. Allen has held various positions. He served as a Director, Portfolio Management through 2010 and as Vice President, Portfolio Management from 2010 until April 2014, when he became Senior Vice President, Member Services. Effective February 1, 2023, Mr. Allen was named Senior Vice President and Chief Banking Officer.

Mr. Howard joined CFC in 2014 as Corporate Counsel in the Legal Services Group. He became Senior Corporate Counsel in 2015 and Assistant General Counsel in December 2020. Effective April 25, 2022, Mr. Howard became Senior Vice President and General Counsel. Prior to joining CFC, Mr. Howard spent over 10 years as an associate at three large law firms in New York and Washington, D.C., and three years as in-house counsel, including serving as Vice President and General Counsel for Greentech Automotive, a start-up electric vehicle manufacturer, from June 2011 to February 2013.

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

Mr. Eisenbraun served as a CFC director for District 7 from 2023 to June 2025 and joined CFC as Senior Vice President, Corporate Development in October 2025. Prior to joining CFC as a Senior Vice President, he was the CEO of High Plains Power, Inc. in Riverton, Wyoming, from 2021 until September 2025. He also served as Chief Financial Officer of Butte Electric Cooperative, Inc. in Newell, South Dakota, from 2015 to 2020.

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

(f) Involvement in Certain Legal Proceedings

None to our knowledge.

(g) Promoters and Control Persons

Not applicable.

(h) Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”). We will provide to any person without charge, upon request, a copy of the Code of Ethics. Such requests should be made in writing to the following address: National Rural Utilities Cooperative Finance Corporation, 20701 Cooperative Way, Dulles, VA 20166, Attention: Brad Captain, Chief Corporate Affairs Officer. We anticipate that any waivers of, or amendments to, the Code of Ethics will be posted on our website.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Roberts (Chairperson), Mr. Montgomery (Vice Chairperson), Mr. McRae (Ex Officio), Mr. Abel, Mr. Echternach, Mr. Eldridge, Mr. Everhart, Mr. Heinen, Dr. Kessler, Mr. Shane Larson, Mr. McDonald and Mr. Ogburn. Mr. Roberts was designated by the board as an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written policy for the

Audit Committee that may be found on our website, www.nrucfc.coop (under the link “Investor Relations/Corporate Governance”).

Audit Committee Report

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2026. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 1301, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2026 for filing with the U.S. Securities and Exchange Commission (the “SEC”).

Submitted by the Audit Committee:
William A. Roberts
Kendall J. Montgomery
Brent McRae
Charles A. Abel II
Jared Echternach
Timothy Eldridge
Bruce Anthony Everhart
Michael J. Heinen
Jeanette Ingrid Kessler
Shane Larson
George Michael McDonald
Ruston Ogburn

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

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. McRae, Mr. Shane Larson, Mr. Bidegain, Mr. Bartley, Mr. Everhart, Mr. Peters and Mr. Roberts. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2026, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Discussion and Analysis—Compensation Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year. The elements of compensation reviewed include current base pay, target and actual annual incentives, actual long-term incentive granted as well as long-term incentive payouts, and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation; it only reviewed benchmark data and discussed what is generally occurring with executive compensation. During fiscal year 2026, Mercer US provided CFC services with respect to general compensation data and benefit administration. The decision to engage Mercer US was made by management and approved by the Compensation Committee.

In fiscal year 2026, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the SEC and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest. CFC does not believe that such additional services impair Mercer US’s ability to provide independent advice to the Compensation Committee or otherwise present a conflict of interest.

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

Under the policy, incentive-based compensation is defined as any compensation paid pursuant to CFC’s annual incentive plan and any other compensation that is based in whole or in part on the attainment of a financial reporting measure. The incentive-based compensation eligible for recovery under this policy includes compensation received during the three completed fiscal years immediately preceding the date we are required to prepare an accounting restatement, as outlined above. This applies provided that the individual served as an officer covered under the policy at any time during the performance period relevant to the incentive-based compensation. A copy of the current Clawback Policy has been incorporated by reference to this Report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Mr. Don, Ms. Wang, Mr. Allen, Mr. Bradbury and Mr. Captain) are consistent with those offered to all employees.

Pursuant to CFC’s Compensation Committee charter, the Compensation Committee reviews and makes recommendations to the CFC Board of Directors on CFC’s total compensation philosophy and pay components, including base and incentive pay programs. With respect to the CEO, the Compensation Committee annually reviews and approves corporate goals and objectives relevant to compensation, evaluates performance in light of these goals and objectives, and determines and approves the CEO’s compensation based on this evaluation. Pursuant to the charter, the Compensation Committee has delegated its responsibility for the annual evaluation of the performance of other executive officers to the CEO, and the CEO evaluates performance and determines appropriate base compensation for such other executive officers on the basis of CFC’s goals and objectives.

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

Compensation Analysis

In fiscal year 2026, the Compensation Committee engaged Mercer US to conduct a survey to provide compensation data for the CEO position using 17 peer organizations identified by Mercer US through discussions with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders offering full-service financing, investment and related services. The companies targeted as peer companies included six members of the Farm Credit System and 11 regional banks and financial services companies.

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

The elements of compensation reviewed for the peer group companies include the following data aged to August 2026:
•current base salary;
•target and actual annual incentive;
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

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, the Compensation Committee concluded that the CEO and the organization performed extremely well during this business year, with business results meeting or exceeding company targets for many key performance metrics, and the CEO continuing to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the committee increased the CEO’s base pay to $1,489,610 effective June 1, 2026.

As discussed above, Mr. Don, pursuant to the delegation of authority provided to the CEO from the Compensation Committee, exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall company performance and individual leadership accomplishments.

Mr. Don determined that Ms. Wang, Mr. Allen, Mr. Bradbury and Mr. Captain all performed well in their various roles as senior leaders of the organization, with each contributing to the achievement of corporate strategies and objectives in a positive and meaningful way. As a result, Ms. Wang, Mr. Allen, Mr. Bradbury and Mr. Captain received merit increases to their base pay. The increases are included in the total compensation table below.

Annual Incentive — Our annual cash incentive program for fiscal year 2026 was a one-year cash incentive that was tied to the annual performance of the organization as well as individual performance. We believe that by paying an incentive tied to the achievement of annual operating goals as well as individual performance, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets while also exhibiting high levels of performance. Additionally, the annual incentive pay enhances our ability to provide competitive compensation while at the same time aligning total compensation paid to the achievement of corporate goals. Every employee participates in the annual incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The annual incentive program provides maximum annual cash incentive opportunities based on the employee’s position level within our base pay structure, ranging from 26% to 40% of base pay. Named executive officers are eligible to receive annual cash incentive compensation of up to 40% of their base pay. In May 2026, the Compensation Committee voted to increase the eligible annual cash incentive compensation to up to 60% of base pay for the CEO beginning in fiscal year 2027. The individual performance component of the plan is determined by the employee’s performance rating, which is weighted from 0% to 100%, and the level of their position within our base pay structure, which determines the portion of the total annual incentive payout tied to individual performance, ranging from 20% to 80%. The remainder of the payout is based on company performance against established corporate goals.

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

The four quadrants for fiscal year 2026, which were the basis for the annual incentive payment, were Member; Financial; Internal Process; and Operational Excellence. For fiscal year 2026, the board of directors established eight corporate goals within these four quadrants. The board of directors establishes corporate goals and measures they believe are challenging but achievable if each individual performs well in their role and we meet our internal business plan goals.

The goals for fiscal year 2026 were:

•Member: Two goals supporting expansion of member participation in CFC loan products and achieving exceptional member satisfaction.
•Financial: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•Internal Process: One goal focused on managing CFC’s operating expense levels.
•Operational Excellence: Three goals focused on engaging and educating employees to leverage technology to enhance operations; successfully implementing the Choice borrower program; and maintaining 100% borrower count.

The determination of the extent to which the eight goals were achieved and, therefore, the amount to be paid out under the annual incentive plan for fiscal year 2026 was confirmed by the board of directors in July 2026. The board determined that seven goals were achieved at 100%, and one goal was achieved at 75%. Each goal carries a different weight varying between 5% and 20%, resulting in an aggregate payout of 95% of the total opportunity. In addition, CFC includes a payout contingency for its executive officers linked to its issuer credit ratings for the fiscal year 2026 annual incentive plan, underscoring the ongoing importance of these ratings in performance evaluation and compensation decisions.

CFC has a 10-year average payout of 20.69% of base salaries for all employees across both our legacy short-term incentive plans and the new annual incentive plans. The average payout of base salaries for all employees in the fiscal year 2026 annual incentive plan is 25.11%.

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the company’s compensation policies and practices, particularly annual incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2026, the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the company.

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

We also have an Executive Benefit Restoration Plan (“EBR”). The EBR is a plan for a select group of management, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by Internal Revenue Service (“IRS”) limitations on annual pay levels and maximum annual annuity benefits. The EBR restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the EBR is an unfunded, unsecured obligation of CFC and is not qualified for tax purposes. In May 2026, the board approved amendments to the EBR to update provisions relating to participant eligibility and payments applicable under the plan in specified circumstances. The EBR, as amended, became effective on June 2, 2026. A copy of the EBR is filed as an exhibit to this Annual Report. All five of the named executive officers are participants in the EBR.

Under the EBR, we pay any amounts owed to the named executive officers for the restoration benefit once the risk of forfeiture has expired; amounts will be paid directly by CFC. We record an unfunded pension obligation and an offsetting adjustment to AOCI for this liability.

For more information on the Retirement Security Plan and the EBR, see “Pension Benefits Table” below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to this plan are limited by IRS regulations. The calendar year 2026 cap for contributions is $24,500. There is no CFC contribution to the deferred compensation plan. For more information see “Nonqualified Deferred Compensation” below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Don are limited to an annual automobile allowance and an annual spousal air travel allowance to permit Mr. Don’s spouse to accompany him on business travel. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For fiscal year 2026, the board of directors authorized an aggregate of $50,000 to cover these two allowances.

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

Submitted by the Compensation Committee:

Brent McRae
Shane Larson
Donnie Bidegain
John Bartley
Bruce Anthony Everhart
Scott Peters
William A. Roberts

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

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the fiscal years ended May 31, 2026, 2025 and 2024 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total

J. Andrew Don	2026	$1,379,268	$—	$622,519	$1,273,492	$59,700	$3,334,979
Chief Executive	2025	1,277,100	—	566,590	1,552,904	65,042	3,461,636
Officer	2024	1,161,000	—	421,520	985,658	65,650	2,633,828

Yu Ling Wang	2026	548,910	—	248,782	152,818	9,799	960,309
Senior Vice President	2025	513,000	—	228,088	421,298	9,467	1,171,853
and Chief Financial	2024	475,000	—	172,000	114,633	8,392	770,025
Officer

Joel Allen	2026	546,000	—	249,264	372,663	9,717	1,177,644
Senior Vice President	2025	520,000	—	232,480	723,331	10,025	1,485,836
and Chief Banking	2024	495,000	—	181,500	246,205	9,375	932,080
Officer

Gary Bradbury	2026	482,602	—	209,267	157,813	9,738	859,420
Senior Vice President	2025	454,000	—	200,704	388,215	10,100	1,053,019
and Chief Operating	2024	420,000	—	150,900	107,447	9,475	687,822
Officer

Brad Captain	2026	479,755	—	209,831	120,117	7,181	816,884
Senior Vice President	2025	458,000	—	204,584	437,212	7,050	1,106,846
and Chief Corporate	2024	440,000	—	162,100	137,252	6,717	746,069
Affairs Officer
____________________________
(1) Includes amounts given as one-time cash awards in lieu of or in addition to base pay increases. Details for 2026 can be found in “Compensation Discussion and Analysis—Elements of Compensation” above.
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
(4) For Mr. Don for fiscal year 2026, includes perquisites comprising Mr. Don’s automobile allowance and his spousal air travel allowance. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Miss Nickodem (Mr. Don’s spouse) during the fiscal year. The aggregate automobile and spousal air travel allowance was $50,000 for fiscal year 2026. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings accounts.

The following chart has the amounts paid to each named executive officer under the annual incentive plan in fiscal years 2026, 2025 and 2024 and long-term incentive plan for fiscal year 2024.

Name	Year	Annual Incentive Plan(1)	Annual Incentive Vested Portion(2)	Long-Term Incentive Plan(3)

J. Andrew Don	2026	$529,639	$—	$—
	2025	480,190	—	—
	2024	371,520	92,880	50,000

Yu Ling Wang	2026	210,782	—	—
	2025	192,188	—	—
	2024	152,000	38,000	20,000

Joel Allen	2026	209,664	—	—
	2025	195,520	—	—
	2024	158,400	39,600	23,100

Gary Bradbury	2026	175,667	—	—
	2025	170,704	—	—
	2024	134,400	33,600	16,500

Brad Captain	2026	174,631	—	—
	2025	172,208	—	—
	2024	140,800	35,200	21,300

(1) Includes amounts equal to 100% of the total opportunity achieved in fiscal years 2026 and 2025. For fiscal year 2024, the annual incentive plan includes amounts equal to 80% of the total opportunity achieved and paid within the fiscal year earned.
(2) Includes amounts equal to 20% of the total opportunity achieved and will be paid two years following the end of the fiscal year in which it was earned.
(3) The last long-term incentive plan payout was May 31, 2024.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Our annual cash incentive program for fiscal year 2026 was a one-year cash incentive tied to the annual performance of the organization as well as individual performance. The following table shows the threshold, target and maximum amounts applicable to each named executive officer as of the beginning of the incentive period.

Name	Threshold (0%)	Target (100%)	Maximum (100%)

J. Andrew Don	$—	$551,707	$551,707

Yu Ling Wang	—	219,564	219,564

Joel Allen	—	218,400	218,400

Gary Bradbury	—	193,041	193,041

Brad Captain	—	191,902	191,902

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

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. Mr. Don has reached the vesting date in accordance with provisions of the EBR plan, and as a result, no longer has a risk of forfeiture of the benefit under the EBR plan. Distributions are made from these plans to those named executive officers annually. The details of these distributions are shown in the Pension Benefits table below.

The following table contains the years of service, the present value of the accumulated benefit for the named executive officers listed in the “Summary Compensation Table” as of May 31, 2026, as calculated by NRECA and distributions from the plans for the fiscal year then ended.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year(3)
J. Andrew Don	NRECA Retirement Security Plan	26.25	$3,523,576	$1,095,274
Yu Ling Wang	NRECA Retirement Security Plan	24.66	1,569,438	—
Joel Allen	NRECA Retirement Security Plan	34.66	4,216,335	—
Gary Bradbury	NRECA Retirement Security Plan	24.00	1,650,954	—
Brad Captain	NRECA Retirement Security Plan	26.33	2,128,247	—
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the named executive officer’s accumulated benefit under this plan as of May 31, 2026, as provided by the plan administrator, NRECA, using interest rates ranging from 4.06% to 5.93% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions for Mr. Don during fiscal year 2026 were as a result of him no longer being at risk of forfeiture with respect to these amounts provided under the EBR plan. Ms. Wang, Mr. Allen, Mr. Bradbury and Mr. Captain continue to have a risk of forfeiture of the benefits under the EBR; therefore, no payments have been made.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other select management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2026 cap for contributions is $24,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to this plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the named executive officers listed in the “Summary Compensation Table” were eligible to participate during the fiscal year ended May 31, 2026.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
J. Andrew Don	$23,400	$—	$95,463	$—	$517,495
Yu Ling Wang	23,500	—	3,075	—	96,625
Joel Allen	—	—	—	—	—
Gary Bradbury	—	—	—	—	—
Brad Captain	23,500	—	364,450	—	2,026,156
___________________________
(1) Executive contributions are also included in the fiscal year 2026 Salary column in the “Summary Compensation Table” above.

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

Assuming a triggering event on May 31, 2026, the compensation payable to Mr. Don for termination without cause or for good reason would be $3,817,814. The actual payments due on a termination without cause or for good reason on different dates could materially differ from this estimate.

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

Chief Executive Officer Pay Ratio

The fiscal year 2026 compensation ratio of the median annual total compensation of all our employees to the annual total compensation of our Chief Executive Officer is as follows:

Category and Ratio	Total Compensation
Median annual total compensation of all employees (excluding Chief Executive Officer)	$191,443
Annual total compensation of J. Andrew Don, Chief Executive Officer	3,334,979
Ratio of the median annual total compensation of all employees to the annual total compensation of J. Andrew Don, Chief Executive Officer	17.42:1.0

In determining the median employee, a listing was prepared of all active employees of CFC as of March 31, 2026. We did not make any assumptions, adjustments or estimates with respect to total compensation. We did not annualize the compensation for any part-time employees or those who were not employed by us for the full 10-month portion of the fiscal year. We determined the compensation of our median employee by (i) taking the total gross compensation earned fiscal year-to-date for all active employees as of March 31, 2026 and (ii) ranking the total gross compensation of all employees, except the Chief Executive Officer, from lowest to highest.

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

Below is a summary of the total compensation earned by each of CFC’s directors during the fiscal year ended May 31, 2026.

Name	Total Fees Earned
Anthony Larson	$90,000
Brent McRae	100,000
Bruce Anthony Everhart	95,000
Charles A. Abel II	90,000
Darick Eisenbraun	7,500
Donnie Bidegain	95,000
George Michael McDonald	90,000
James Taylor	90,000
Jared Echternach	95,000
Jeanette Ingrid Kessler	90,000
Jeffrey Allen Rehder	90,000
John Bartley	90,000
John Metcalf	90,000
Kendall J. Montgomery	95,000
Laura Phillips	90,000
Mark A. Suggs	100,000
Michael J. Heinen	90,000
Michael Partin	90,000
Ryan Schilreff	60,000
Scott Peters	90,000
Shane Larson	100,000
Timothy Eldridge	90,000
William A. Roberts	90,000
William Keith Hayward	90,000

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks or insider participation related to executive compensation during the fiscal year ended May 31, 2026.

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

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are officers, directors, trustees, alternative directors or trustees, or employees in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit and credit-extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the board of directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full board of directors, except that any interested directors may not participate, directly or indirectly, in the credit approval process, and the CEO has the authority to approve emergency lines of credit and certain other loans and lines of credit. Notwithstanding the related-person transaction policy, the CEO will extend such loans and lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan.

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

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the fiscal year ended May 31, 2026 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Summary Compensation Table” under “Item 11. Executive Compensation.”

Name and Principal Position	Total Compensation
Gholam M. Saleh
Senior Vice President and Chief Risk Officer	$754,818

Nathan Howard
Senior Vice President and General Counsel	638,862

Jill Maison
Senior Vice President and Chief Relationship Management Officer	855,288

Amy Luongo
Senior Vice President, Strategic Services	668,895

Darick Eisenbraun
Senior Vice President, Corporate Development	487,140

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2026. The board determined that none of the directors listed below had any of the relationships listed in (i)—(v) above or any other material relationship that would compromise their independence.

Independent Directors
Charles A. Abel II	Donnie Bidegain	Jared Echternach
Timothy Eldridge	Bruce Anthony Everhart	Jeanette Ingrid Kessler
Anthony Larson(1)	George Michael McDonald	Brent McRae
John Metcalf	Kendall J. Montgomery	Michael Partin
Laura Phillips	Jeffrey Allen Rehder	William A. Roberts
Ryan Schilreff	Mark A. Suggs(1)	James Taylor
____________________________
(1) This director served during fiscal year 2026; until June 15, 2026.

Item 14.    Principal Accountant Fees and Services

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with SEC requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants, provided such services do not impair the independent public accountant’s independence.

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2026 and 2025. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to CFC, within the meaning of standards established by the Public Company Accounting Oversight Board and federal securities laws administered by the SEC. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2026 and 2025, including fees for the 2026 and 2025 audits. All services for fiscal years 2026 and 2025 were pre-approved by the Audit Committee.

	Year Ended May 31,
(Dollars in thousands)	2026	2025
Description of fees:
Audit fees(1)	$2,135	$2,083
Audit-related fees(2)	15	14
Tax fees(3)	125	91
Total	$2,275	$2,188
____________________________
(1) Audit fees for fiscal years 2026 and 2025 consisted of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. Audit fees also included fees for the preparation of the stand-alone financial statements for NCSC and Cooperative Securities. Audit fees for fiscal years 2026 and 2025 also included comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees for fiscal years 2026 and 2025 consisted of fees for certain agreed-upon procedures.
(3) Tax fees consisted of assistance with matters related to tax compliance and consulting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

	1. Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	82
	Consolidated Statements of Operations for the Years Ended May 31, 2026, 2025 and 2024	84
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 31, 2026, 2025 and 2024	85
	Consolidated Balance Sheets as of May 31, 2026 and 2025	86
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2026, 2025 and 2024	87
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2026, 2025 and 2024	88
	Notes to Consolidated Financial Statements	90

	2. Schedules

	None.

(b)	Exhibits

	The following exhibits are incorporated by reference or filed herewith.

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by CFC’s members on June 30, 2025. Incorporated by reference to Exhibit 3.2 to our Form 10-K filed on August 5, 2025.
4.1	—	Description of Securities. Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on July 31, 2019.
4.2	—	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on July 31, 2018.
4.3	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.4	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.5	—
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

4.10	—	Indenture dated October 15, 1996, between the Registrant and U.S. Bank National Association, as successor trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 28, 1996.
10.1^*	—	Plan Document for CFC’s Executive Benefit Restoration Plan effective as of January 1, 2015 and as amended and restated on June 1, 2026.
10.2^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014. Incorporated by reference to Exhibit 10.6 to our Form 10-K filed on August 28, 2014.
10.3^	—	Employment Agreement, entered into and effective as of March 10, 2021, between the Company and J. Andrew Don. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 11, 2021.
10.4^	—
First Amendment to Employment Agreement, entered into and effective as of February 29, 2024, between the Company and J. Andrew Don. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 5, 2024.

10.5	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2025. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2023.
10.6	—
Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 12, 2024.

10.7	—
Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2025.

10.8	—	Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2026. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2023.
10.9	—
Amendment No. 1 dated as of November 20, 2023 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2027. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 12, 2024.

Exhibit No.		Description
10.10	—
Amendment No. 2 dated as of December 5, 2024 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2028. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2025.

10.11	—
Amendment No. 3 dated as of November 12, 2025 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2028. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 13, 2026.

10.12
Amendment No. 3 dated as of November 12, 2025 to the Amended and Restated Revolving Credit Agreement dated as of October 20, 2022 maturing on November 28, 2029. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 13, 2026.

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

Exhibit No.		Description
10.48	—
Series V Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 18, 2024 for up to $450,000,000 maturing on July 15, 2059. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 13, 2025.

10.49	—
Series W Bond Purchase Agreement between the Registrant, the Federal Financing Bank and Rural Utilities Service dated as of January 29, 2026 for up to $450,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 10, 2026.

10.50	—
Series W Future Advance Bond from the Registrant to the Federal Financing Bank dated as of January 29, 2026 for up to $450,000,000 maturing on July 15, 2060. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 10, 2026.

10.51	—
Twelfth Amended, Restated and Consolidated Pledge Agreement dated as of January 29, 2026 between the Registrant, the Rural Utilities Services and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on April 10, 2026.

10.52	—
Twelfth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of January 29, 2026 between the Registrant and the Rural Utilities Services. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on April 10, 2026.

10.53	—
Amended and Restated Master Sale and Servicing Agreement, dated as of August 12, 2011, by and between the Registrant and the Federal Agricultural Mortgage Corporation, as amended by Amendment No. 1 dated as of November 28, 2016. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 13, 2017.

10.54	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.55	—
Fifth Amended and Restated First Supplemental Note Purchase Agreement dated January 14, 2025 for up to $6,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 11, 2025.

10.56	—
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
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	—	CFC Organization Policy 2.15 - Clawback Policy adopted December 9, 2025.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Label Linkbase Document.
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document

Exhibit No.		Description
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
104.00	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Indicates a document being filed with this Report.
^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 31st day of July 2026.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ J. ANDREW DON
J. Andrew Don
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. ANDREW DON	Chief Executive Officer	July 31, 2026
J. Andrew Don

/s/ YU LING WANG	Senior Vice President and Chief Financial Officer	July 31, 2026
Yu Ling Wang

/s/ PANKAJ SHAH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 31, 2026
Pankaj Shah

/s/ BRENT MCRAE	President and Director	July 31, 2026
Brent McRae

/s/ SHANE LARSON	Vice President and Director	July 31, 2026
Shane Larson

/s/ DONNIE BIDEGAIN	Secretary-Treasurer and Director	July 31, 2026
Donnie Bidegain

/s/ CHARLES A. ABEL II	Director	July 31, 2026
Charles A. Abel II

/s/ JOHN BARTLEY	Director	July 31, 2026
John Bartley

/s/ JARED ECHTERNACH	Director	July 31, 2026
Jared Echternach

/s/ TIMOTHY ELDRIDGE	Director	July 31, 2026
Timothy Eldridge

/s/ BRUCE ANTHONY EVERHART	Director	July 31, 2026
Bruce Anthony Everhart

/s/ GARY FISH	Director	July 31, 2026
Gary Fish

/s/ MICHAEL J. HEINEN	Director	July 31, 2026
Michael J. Heinen

/s/ JEANETTE INGRID KESSLER	Director	July 31, 2026
Jeanette Ingrid Kessler

/s/ GEORGE MICHAEL MCDONALD	Director	July 31, 2026
George Michael McDonald

/s/ JOHN METCALF	Director	July 31, 2026
John Metcalf

/s/ KENDALL J. MONTGOMERY	Director	July 31, 2026
Kendall J. Montgomery

/s/ RUSTON OGBURN	Director	July 31, 2026
Ruston Ogburn

/s/ MICHAEL PARTIN	Director	July 31, 2026
Michael Partin

/s/ SCOTT PETERS	Director	July 31, 2026
Scott Peters

/s/ LAURA PHILLIPS	Director	July 31, 2026
Laura Phillips

/s/ JEFFREY ALLEN REHDER	Director	July 31, 2026
Jeffrey Allen Rehder

/s/ WILLIAM A. ROBERTS	Director	July 31, 2026
William A. Roberts

/s/ RYAN SCHILREFF	Director	July 31, 2026
Ryan Schilreff

/s/ JAMES TAYLOR	Director	July 31, 2026
James Taylor

/s/ LEWIS WARD	Director	July 31, 2026
Lewis Ward