Form 10-Q
period 2026-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2026-10-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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

i

CROSS REFERENCE INDEX OF MD&A TABLES

Table	Description	Page
1	Net Income and TIER	3
2	Reconciliation of Net Income	4
3	Adjusted Net Income and Adjusted TIER	5
4	Reconciliation of Adjusted Net Income	5
5	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	9
6	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	11
7	Non-Interest Income (Loss)	13
8	Derivative Gains (Losses)	14
9	Comparative Swap Curves	14
10	Non-Interest Expense	15
11	Debt—Total Debt Outstanding	17
12	Debt—Member Investments	18
13	Equity	19
14	Loans—Loan Portfolio Security Profile	22
15	Loans—Loan Exposure to 20 Largest Borrowers	23
16	Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology	25
17	Available Liquidity	27
18	Liquidity Coverage Ratios	28
19	Committed Bank Revolving Line of Credit Agreements	30
20	Short-Term Borrowings—Funding Sources	31
21	Long-Term and Subordinated Debt—Issuances and Repayments	32
22	Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization	33
23	Collateral Pledged	33
24	Loans—Unencumbered Loans	34
25	Projected Long-Term Sources and Uses of Funds	35
26	Credit Ratings	36
27	Interest Rate Sensitivity Analysis	38
28	Adjusted Net Income	40
29	TIER and Adjusted TIER	40
30	Adjusted Total Debt Outstanding and Equity	41
31	Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio	41
32	Members’ Equity	42

ii

PART I—FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026 (“this Report”) contains certain statements that are considered “forward-looking statements” as defined in and within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts or statements of current conditions. Instead, forward-looking statements represent management’s current beliefs and expectations, based on certain assumptions and estimates made by, and information available to, management at the time the statements are made, regarding our future plans, strategies, operations, financial results or other events and developments, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements are generally identified by the use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “target,” “believe,” “expect,” “forecast,” “continue,” “potential,” “opportunity,” “outlook” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the allowance for credit losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statement and should consider the risks and uncertainties that could cause our current expectations to vary from our forward-looking statements, including, but not limited to, legislative changes that could affect our tax status and other matters, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, fluctuations in interest rates and market volatility, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, nonperformance of counterparties to our derivative agreements, economic conditions and regulatory or technological changes within the rural electric industry, the costs and impact of legal or governmental proceedings involving us or our members, general economic conditions, governmental monetary and fiscal policies, the occurrence and effect of natural disasters, including severe weather events or public health emergencies, and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (“2026 Form 10-K”), as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report. Forward-looking statements speak only as of the date they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect the impact of events, circumstances or changes in expectations that arise after the date any forward-looking statement is made.

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

CFC is a member-owned, finance cooperative association with a principal purpose of providing financing to its members and associates to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC extends loans to its rural electric members for construction, acquisitions, system and facility repairs and maintenance, enhancements and ongoing operations to support the goal of electric distribution and generation and transmission (“power supply”) systems that provide reliable, affordable power to the customers they serve. CFC also provides its members and associates with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a Section 501(c)(4) tax-exempt, member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer members cost-based financial products and services. The interest rates on lending products offered to our member borrowers reflect our funding costs plus a spread to cover operating expenses and estimated credit losses, while also generating sufficient earnings to cover interest owed on our debt obligations and achieve certain financial target goals.

CFC’s primary funding sources consist of a combination of public and private issuances of debt securities, member investments and retained equity. As a tax-exempt cooperative, CFC cannot issue equity securities as a source of funding.

NCSC, doing business as Utility Capital Solutions, is a member-owned taxable cooperative that is permitted to provide financing to two types of members: NCSC electric and NCSC telecommunication. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. NCSC telecommunication (“telecom”) members and associates consist of rural telecommunications members and their affiliates.

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

See “Item 1. Business” in our 2026 Form 10-K for additional information on the business structure, mission, principal purpose, members and core business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities, except where indicated otherwise.

The following MD&A is intended to enhance the understanding of our consolidated financial statements by providing information that we believe is relevant in evaluating our results of operations, financial condition and liquidity and the potential impact of material known events or uncertainties that, based on management’s assessment, are reasonably likely to cause the financial information included in this Report not to be necessarily indicative of our future financial performance. Management monitors a variety of key indicators and metrics to evaluate our business performance. We discuss these key measures and factors influencing changes from period to period. Our MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements included in this Report, our audited consolidated financial statements and related notes for the fiscal year ended May 31, 2026 (“fiscal year 2026”) included in our 2026 Form 10-K and additional information, including the risk factors discussed under “Item 1A. Risk Factors,” contained in our 2026 Form 10-K, as well as additional information contained elsewhere in this Report.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2027” and “Q1 FY2026” refer to three months ended August 31, 2026 and 2025, respectively.

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

Therefore, management uses non-GAAP financial measures, which we refer to as “adjusted” measures, to evaluate financial performance. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“TIER”), adjusted debt-to-equity ratio and members’ equity. The most comparable U.S. GAAP financial measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and CFC equity, respectively. The primary adjustments we make to calculate these non-GAAP financial measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements income (expense) amounts; (ii) adjusting net income and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting total debt outstanding to exclude members’ subordinated certificates and 50% of the subordinated deferrable debt; (iv) adjusting total equity to include members’ subordinated certificates and 50% of the subordinated deferrable debt, and exclude cumulative derivative forward value gains (losses), historical foreign currency translation adjustments, and the amounts of accumulated other comprehensive income (loss) (“AOCI”); and (v) adjusting CFC equity to exclude derivative forward value gains (losses), historical foreign currency translation adjustments and AOCI.

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

Table 1: Net Income and TIER

(Dollars in thousands)	Q1 FY2027	Q1 FY2026	Variance
Net income	$135,426	$4,682	$130,744
TIER(1)	1.36	1.01	0.35
__________________________
(1)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period.

Table 2 below presents a reconciliation of net income between Q1 FY2027 and Q1 FY2026.

Table 2: Reconciliation of Net Income

Q1 FY2027 versus Q1 FY2026—Key Highlights

•We experienced a favorable shift of $129 million from derivative losses in Q1 FY2026 to derivative gains in Q1 FY2027. The derivative gains of $97 million for Q1 FY2027 were driven by increases in interest rates across the entire swap curve, while the derivative losses of $32 million for Q1 FY2026 were driven by declines in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during Q1 FY2026.
•Net interest income increased $5 million from Q1 FY2026, driven by an increase in the net interest yield of 3 basis points, or 4%, to 0.78% and an increase in average interest-earning assets of $1,011 million, or 3%.
•Operating and other expenses increased by $2 million from Q1 FY2026, driven by higher operating expense for salaries and employee benefits and general and administrative, and tax expenses.
•We recorded a provision for credit losses of $4 million and $2 million for Q1 FY2027 and Q1 FY2026, respectively, attributable to an increase in the collective allowance for both periods.
•The increase in TIER for Q1 FY2027 compared with Q1 FY2026 was driven by the higher net income, primarily attributable to our derivative portfolio forward value change as discussed above.

Debt-to-Equity Ratio

The debt-to-equity ratio was 10.54 and 10.85 as of August 31, 2026 and May 31, 2026, respectively. The decrease in the debt-to-equity ratio during Q1 FY2027 was attributable to the combined impact of a decline in total debt outstanding, reflecting reduced funding needs for our loan portfolio, and an increase in total equity. The increase in total equity was primarily driven by our reported net income of $135 million for Q1 FY2027, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026.

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

Table 3: Adjusted Net Income and Adjusted TIER

(Dollars in thousands)	Q1 FY2027	Q1 FY2026	Variance
Adjusted net income	$52,840	$57,153	$(4,313)
Adjusted TIER	1.15	1.16	(0.01)

Table 4 below presents a reconciliation of adjusted net income between Q1 FY2027 and Q1 FY2026.

Table 4: Reconciliation of Adjusted Net Income

Q1 FY2027 versus Q1 FY2026—Key Highlights

•Adjusted net interest income decreased $1 million from Q1 FY2026, driven by a decrease in the adjusted net interest yield of 3 basis points, or 3%, to 0.93%, partially offset by an increase in average interest-earning assets of $1,011 million, or 3%.
•We discuss the variances in the other components above under the section “Reported Results—Net Income and TIER— Q1 FY2027 versus Q1 FY2026—Key Highlights.”
•The decrease in adjusted TIER for Q1 FY2027 compared with Q1 FY2026 was driven by an increase in adjusted interest expense and a decrease in adjusted net income during Q1 FY2027, as discussed above.

Adjusted Debt-to-Equity Ratio

Our financial goals focus on maintaining an adjusted debt-to-equity ratio at approximately 8.5-to-1 or below. The adjusted debt-to-equity ratio improved modestly to 7.42 as of August 31, 2026 from 7.46 as of May 31, 2026, as the decline in adjusted total debt outweighed the decrease in adjusted total equity. The decline in the adjusted total debt outstanding reflected reduced funding needs for our loan portfolio during Q1 FY2027. The decrease in adjusted total equity was primarily attributable to the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026, partially offset by adjusted net income of $53 million for Q1 FY2027.

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

Loans to members totaled $38,337 million as of August 31, 2026, a decrease of $85 million, or less than 1%, from May 31, 2026, reflecting a net decrease in line of credit loans of $320 million, partially offset by a net increase in long-term loans of $235 million. Of the decrease in line of credit loans, 38% was attributable to repayments of emergency line of credit loans as certain members received reimbursements from the Federal Emergency Management Agency (“FEMA”) for storm damage restoration costs, reducing outstanding loan amounts associated with those restoration activities. The remaining decrease was primarily due to the repayments of line of credit loans by members using proceeds from term-debt borrowings, including long-term loans from CFC. Our loan portfolio composition remained largely unchanged from May 31, 2026, with 79% of loans outstanding to CFC distribution borrowers, 16% to CFC power supply borrowers, 3% to NCSC electric borrowers, and 2% to NCSC telecom borrowers as of August 31, 2026.

The overall credit quality of our loan portfolio remained strong as of August 31, 2026. We had no charge-offs during Q1 FY2027 and Q1 FY2026. We had one loan that was on nonaccrual status of $5 million as of August 31, 2026, down from $8 million as of May 31, 2026, due to a loan repayment. In September 2026, we received an additional $2 million payment on the loan, which further reduced its outstanding balance to $3 million.

Our allowance for credit losses and allowance coverage ratio increased to $34 million and 0.09%, respectively, as of August 31, 2026, compared with $30 million and 0.08%, respectively, as of May 31, 2026, attributable to an increase in the collective allowance. We provide additional information on our allowance for credit losses under “Credit Risk” in this Report.

Financing and Liquidity

Total debt outstanding decreased by $256 million, or 1%, to $35,688 million as of August 31, 2026, compared with May 31, 2026, primarily due to lower funding needs, as our loans outstanding decreased during the period. During Q1 FY2027, we issued dealer medium-term notes to institutional investors totaling $800 million, of which $500 million was at a fixed interest rate of 5.00% with a term of five years and $300 million was at a floating interest rate with a term of 18 months.

On September 8, 2026, we executed a commitment letter for the guarantee by RUS of an additional $455 million loan facility with the U.S. Treasury Department’s Federal Financing Bank (“FFB”) under the USDA Guaranteed Underwriter Program (“Guaranteed Underwriter Program”). On September 21, 2026, we advanced $300 million under an existing facility within the Guaranteed Underwriter Program.

On September 8, 2026, notice was provided to investors that we would redeem at par, plus accrued interest, all $400 million in principal amount of our 5.60% medium-term notes due 2026 (the “2026 Notes”) on October 13, 2026.

On August 19, 2026, Fitch Ratings (“Fitch”) affirmed CFC’s credit ratings and stable outlook.

As of August 31, 2026, available liquidity totaled $8,158 million. While this was $1,718 million less than our $9,876 million of scheduled debt obligations over the next 12 months, 31% of those obligations, or $3,094 million, represented member short-term investments, which historically remained stable and are expected to be reinvested with CFC. Excluding member short-term investments, available liquidity exceeded by $1,376 million, or 1.2 times, our scheduled 12-month debt obligations. In addition, we expect to receive $2,123 million of scheduled long-term loan principal payments over the next 12 months, which is not included in our available liquidity above. We provide additional information on our available liquidity and financing activities under “Liquidity Risk” in this Report.

Outlook

Macroeconomic Outlook

Geopolitical tensions, including the ongoing conflict with Iran, have contributed to uncertainty in the broader macroeconomic environment, including volatility in energy markets and continued concerns regarding inflation and interest rates. Although CFC has not identified a material direct impact of these developments on its financial condition, results of operations or liquidity as of the date of this Report, a prolonged period of geopolitical instability could contribute to higher borrowing costs, increased operating and capital costs for CFC’s members, and broader market volatility. CFC continues to monitor these developments and the potential effects on the interest rate environment, capital markets, member loan demand, and operating conditions.

Following its meeting held in September 2026, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%. This marked the first increase in the federal funds rate since July 2023. The committee noted that the economy is expanding at a solid pace and that consumer spending remains resilient despite elevated uncertainty due to geopolitical developments. The committee also stated that inflation remains elevated and noted that the rate increase was intended to support a timelier return to its two-percent inflation goal.

The Federal Reserve’s September 2026 median projection for the annual growth rate of real gross domestic product (“GDP”) in 2026 is 2.3%, up from 2.2% in its June 2026 projection. The median projection for Personal Consumption Expenditures inflation in 2026 increased to 3.7% from 3.6% in its June 2026 projection. The U.S. unemployment rate in 2026 is projected to average 4.1%, down slightly from 4.3% in its June 2026 projection. The median projection for the federal funds rate at the end of 2026 is 4.1%.

In September 2026, fed funds futures imply a rising path, with markets pricing in another rate hike by the end of 2026 and two more in early 2027. Overall, implied market forecasts point to an increase in short-term interest rates. Consensus forecasts indicate that long-term interest rates will remain stable through the end of 2026, though 10-year treasury forward contracts are implying that long-term rates will gradually rise during 2027 as market participants continue to evaluate inflationary pressures and the outlook for monetary policy.

Projected Reported Results

Based on our current forecast assumptions, including the interest rates forecast noted above, we project a slight decrease in both our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended August 31, 2026. See “Market Risk—Interest Rate Risk Assessment” in this Report for an additional discussion.

Projected Non-GAAP Adjusted Results

Based on our current forecast assumptions, including the yield curve forecast noted above, we project:
•Increases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2026, primarily driven by an increase in interest-earning assets due to projected loan growth, higher expected interest rate swap derivative cash settlement interest income, and a greater contribution from equity funding, which reduces the average cost of funding. See “Market Risk—Interest Rate Risk Assessment” in this Report for additional information.
•A decrease in our adjusted net income over the next 12 months, primarily driven by projected higher operating expenses and provision for credit losses, and lower fee income, partially offset by higher adjusted net interest income.
•A slight decrease in adjusted TIER over the next 12 months, primarily attributable to the forecasted decrease in our adjusted net income as discussed above.
•An increase in our adjusted debt-to-equity ratio, primarily due to a projected increase in total debt outstanding to fund anticipated growth in our loan portfolio.

As stated above, we exclude the impact of unrealized derivative forward fair value gains (losses) from our non-GAAP financial measures. As the majority of our swaps are long-term with an average remaining life of approximately 15 years as of August 31, 2026, the unrealized periodic derivative forward value gains (losses) are largely based on future expected changes in longer-term interest rates, which we are unable to accurately predict for each reporting period over the next 12 months. Due to the difficulty in predicting these unrealized amounts, we are unable to provide without unreasonable effort a reconciliation of our forward-looking adjusted financial measures to the most directly comparable GAAP financial measures.

Projected Loan Portfolio

Based on our current forecast assumptions, we anticipate net loan growth of $1,863 million over the next 12 months. Historically, line of credit loans activity has been fairly unpredictable due to the short-term and dynamic usage patterns of these facilities. Our baseline forecast scenario takes into account known likely near-term activity as well as historical analysis.

CONSOLIDATED RESULTS OF OPERATIONS

This section provides a comparative discussion of our consolidated results of operations between Q1 FY2027 and Q1 FY2026. Following this section, we provide a discussion and analysis of material changes between amounts reported on our consolidated balance sheets as of August 31, 2026 and May 31, 2026. You should read these sections together with our “Executive Summary—Outlook” in this Report where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 5 presents average balances for Q1 FY2027 and Q1 FY2026, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 5 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements income (expense) in interest expense. We provide reconciliations of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Table 5: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Q1 FY2027			Q1 FY2026
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Assets:
Long-term fixed-rate loans(1)	$32,498,642	$375,405	4.58%	$31,410,907	$357,428	4.51%
Long-term variable-rate loans	1,422,316	18,947	5.29	1,200,072	18,063	5.97
Line of credit loans	4,453,105	59,437	5.30	4,705,001	70,627	5.96
Other, net(2)	—	(630)	—	—	(546)	—
Total loans	38,374,063	453,159	4.69	37,315,980	445,572	4.74
Cash and investment securities	213,505	1,297	2.41	261,007	1,874	2.85
Total interest-earning assets	$38,587,568	$454,456	4.67%	$37,576,987	$447,446	4.72%
Other assets, less allowance for credit losses(3)	1,000,276			1,167,478
Total assets(3)	$39,587,844			$38,744,465

Liabilities:
Commercial paper	$3,106,430	$30,319	3.87%	$2,864,717	$32,483	4.50%
Other short-term borrowings	1,729,950	14,993	3.44	1,729,908	17,843	4.09
Short-term borrowings(4)	4,836,380	45,312	3.72	4,594,625	50,326	4.35
Medium-term notes	12,788,155	149,743	4.65	10,753,923	129,368	4.77
Collateral trust bonds(5)	6,502,447	67,010	4.09	6,895,725	70,169	4.04
Guaranteed Underwriter Program notes payable	5,310,196	45,316	3.39	6,428,415	53,895	3.33
Farmer Mac notes payable	3,895,332	37,544	3.82	3,766,117	37,667	3.97
Other(6)	7,219	91	5.00	7,238	93	5.10
Subordinated deferrable debt(7)	1,310,230	20,604	6.24	1,330,592	21,671	6.46
Subordinated certificates	1,127,459	12,866	4.53	1,183,039	13,280	4.45
Total interest-bearing liabilities	$35,777,418	$378,486	4.20%	$34,959,674	$376,469	4.27%
Other liabilities(3)	478,353			696,419
Total liabilities(3)	36,255,771			35,656,093
Total equity(3)	3,332,073			3,088,372
Total liabilities and equity(3)	$39,587,844			$38,744,465
Net interest spread(8)			0.47%			0.45%
Impact of non-interest bearing funding(9)			0.31			0.30
Net interest income/net interest yield(10)		$75,970	0.78%		$70,977	0.75%

Adjusted net interest income/adjusted net interest yield:
Interest income		$454,456	4.67%		$447,446	4.72%
Interest expense		378,486	4.20		376,469	4.27
Add: Net periodic derivative cash settlements interest income(11)		(14,030)	(0.85)		(20,267)	(1.11)
Adjusted interest expense/adjusted average cost(12)		$364,456	4.04%		$356,202	4.04%
Adjusted net interest spread(8)			0.63			0.68
Impact of non-interest bearing funding(9)			0.30			0.28
Adjusted net interest income/adjusted net interest yield(13)		$90,000	0.93%		$91,244	0.96%
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

(4)Short-term borrowings reported on our consolidated balance sheets consist of borrowings with an original contractual maturity of one year or less. However, short-term borrowings presented in Table 5 consist of commercial paper, select notes, and daily liquidity fund notes. Short-term borrowings presented on our consolidated balance sheets related to medium-term notes, Farmer Mac notes payable and other are reported in the respective category for presentation purposes in Table 5. The period-end amounts reported as short-term borrowings on our consolidated balance sheets, which are excluded from the calculation of average short-term borrowings presented in Table 5, totaled $294 million and $469 million as of August 31, 2026 and August 31, 2025, respectively.
(5)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(6)Other represents the average balance of lease liabilities and the interest expense for our finance leases.
(7)Subordinated deferrable debt represents unsecured obligations issued to investors in the capital markets, including those issued through both public offerings and private placement transactions.
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
(10)Net interest yield is calculated based on the annualized net interest income for the period divided by total average interest-earning assets for the period.
(11)Represents the impact of net periodic contractual interest amounts on our interest rate swaps during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic swap settlement interest amount during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $6,580 million and $7,217 million for Q1 FY2027 and Q1 FY2026, respectively.
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
(13)Adjusted net interest yield is calculated based on the annualized adjusted net interest income for the period divided by total average interest-earning assets for the period.

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

Table 6: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Q1 FY2027	versus	Q1 FY2026
	Total	Variance Due To:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$17,977	$12,377	$5,600
Long-term variable-rate loans	884	3,345	(2,461)
Line of credit loans	(11,190)	(3,781)	(7,409)
Other, net	(84)	—	(84)
Total loans	7,587	11,941	(4,354)
Cash and investment securities	(577)	(341)	(236)
Total interest income	7,010	11,600	(4,590)

Interest expense:
Commercial paper	(2,164)	2,741	(4,905)
Other short-term borrowings	(2,850)	—	(2,850)
Short-term borrowings	(5,014)	2,741	(7,755)
Medium-term notes	20,375	24,471	(4,096)
Collateral trust bonds	(3,159)	(4,002)	843
Guaranteed Underwriter Program notes payable	(8,579)	(9,375)	796
Farmer Mac notes payable	(123)	1,292	(1,415)
Other	(2)	—	(2)
Subordinated deferrable debt	(1,067)	(332)	(735)
Subordinated certificates	(414)	(624)	210
Total interest expense	2,017	14,171	(12,154)
Net interest income	$4,993	$(2,571)	$7,564

Adjusted net interest income:
Interest income	$7,010	$11,600	$(4,590)
Interest expense	2,017	14,171	(12,154)
Add: Net periodic derivative cash settlements interest income (increase) decrease(2)	6,237	1,791	4,446
Adjusted interest expense(3)	8,254	15,962	(7,708)
Adjusted net interest income(3)	$(1,244)	$(4,362)	$3,118
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

Reported Net Interest Income

Reported net interest income of $76 million for Q1 FY2027 increased $5 million from Q1 FY2026, driven by the combined impact of an increase in the net interest yield of 3 basis points, or 4%, to 0.78%, and an increase in average interest-earning assets of $1,011 million, or 3%.

•Average Interest-Earning Assets: The increase in average interest-earning assets of $1,011 million, or 3%, was attributable to a growth in average total loans of $1,058 million, or 3%, partially offset by a decrease of $47 million in our average total investments, which include cash and investment securities. The average loans increase was driven by increases in average long-term fixed-rate loans of $1,088 million and average long-term variable-rate loans of $222 million as members continued to advance loans to fund capital expenditures and for working capital purposes. These increases were partially offset by a decrease in average line of credit loans of $252 million, primarily attributable to repayments of emergency line of credit loans with FEMA reimbursements received by our members, as well as repayments of line of credit loans using proceeds from term-debt borrowings, including long-term loans from CFC.

•Net Interest Yield: The increase in the net interest yield of 3 basis points, or 4%, was primarily attributable to a decrease in our average cost of borrowings of 7 basis points to 4.20% and an increase in the benefit from non-interest bearing funding of 1 basis point to 0.31%, partially offset by a decrease in the average yield on interest-earning assets of 5 basis points to 4.67%. The decrease in our average cost of borrowings was driven by the lower average cost of short-term borrowings and variable-rate long-term debt, while the decrease in the average yield on interest-earning assets was primarily attributable to lower average yields on long-term variable-rate and line of credit loans, both reflecting the federal funds rate cuts since August 31, 2025.

Adjusted Net Interest Income

Adjusted net interest income was $90 million for Q1 FY2027, a decrease of $1 million, or 1%, from Q1 FY2026, driven by a decrease in the adjusted net interest yield of 3 basis points, or 3%, to 0.93%, partially offset by an increase in average interest-earning assets of $1,011 million, or 3%.

•Average Interest-Earning Assets: The increase in average interest-earning assets was primarily driven by the growth in average total loans, as discussed above.

•Adjusted Net Interest Yield: The decrease in the adjusted net interest yield of 3 basis points, or 3%, was attributable to a decrease in the average yield on interest-earning assets of 5 basis points to 4.67%, partially offset by an increase in the benefit from non-interest bearing funding of 2 basis points to 0.30%. Although the average yield on interest-earning assets and the average cost of borrowings both decreased, as discussed above, adjusted average cost of borrowings remained unchanged at 4.04% between Q1 FY2027 and Q1 FY2026, as the decrease in the average cost of borrowings was offset by a lower average yield earned on our interest rate swaps derivative cash settlements in Q1 FY2027, as discussed below.

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

We recorded net periodic derivative cash settlements interest income of $14 million for Q1 FY2027 compared with $20 million for Q1 FY2026. The decrease was primarily due to lower net interest rates received on our pay-fixed swaps in Q1 FY2027, compared with Q1 FY2026, due to the federal funds rate cuts since August 31, 2025.

See “Non-GAAP Financial Measures and Reconciliations” in this Report for additional information on our non-GAAP financial measures, including a reconciliation of these measures to the most comparable U.S. GAAP financial measures.

Provision (Benefit) for Credit Losses

Our provision (benefit) for credit losses for each period is driven by changes in our measurement of lifetime expected credit losses for our loan portfolio recorded in the allowance for credit losses. Our allowance for credit losses and allowance coverage ratio increased to $34 million and 0.09%, respectively, as of August 31, 2026, compared with $30 million and 0.08%, respectively, as of May 31, 2026.

We recorded a provision for credit losses of $4 million and $2 million for Q1 FY2027 and Q1 FY2026, respectively, primarily driven by increases in the collective allowance for both periods. The increase in collective allowance for Q1 FY2027 was driven primarily by longer weighted-average remaining maturity of our loan portfolio and higher credit risk associated with certain borrowers, partially offset by an improvement in the overall credit quality and risk profile of the loan portfolio, while the increase in collective allowance for Q1 FY2026 was due to the growth in our loan portfolio.

We discuss our methodology for estimating the allowance for credit losses in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” in our 2026 Form 10-K. We also provide additional information on our allowance for credit losses below under section “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

Non-Interest Income (Loss)

Non-interest income (loss) consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses on equity and debt investment securities, which consist of both unrealized and realized gains and losses.

Table 7 presents the components of non-interest income (loss) recorded in our consolidated statements of operations.

Table 7: Non-Interest Income (Loss)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Non-interest income (loss) components:
Fee and other income	$7,874	$7,075
Derivative gains (losses)	96,616	(32,204)
Investment securities gains	1,639	1,445
Total non-interest income (loss)	$106,129	$(23,684)

The variances in non-interest income (loss) were primarily attributable to changes in the derivative gains (losses) recognized in our consolidated statements of operations.

Derivative Gains (Losses)

As of August 31, 2026 and May 31, 2026, our derivatives portfolio included interest rate swap agreements not designated for hedge accounting, composed of pay-fixed swaps and receive-fixed swaps, with the benchmark variable rate for the floating-rate payments based on daily compounded SOFR. Additionally, treasury locks may be used to manage the interest rate risk associated with future debt issuance or repricing and are typically designated as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2026 and May 31, 2026.

The total notional amount for our interest rate swaps was $6,603 million and $6,566 million as of August 31, 2026 and May 31, 2026, respectively. The portfolio was primarily composed of longer-dated pay-fixed swaps, which accounted for approximately 82% of the outstanding notional amount as of both August 31, 2026 and May 31, 2026. Consequently, changes in medium- and longer-term swap rates generally have a more pronounced impact on the net fair value of our swap portfolio. As of August 31, 2026, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and three years, respectively, compared with 17 years and four years, respectively, as of May 31, 2026.

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

Table 8: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$14,030	$20,267
Derivative forward value gains (losses)	82,586	(52,471)
Derivative gains (losses)	$96,616	$(32,204)

We recorded derivative gains of $97 million for Q1 FY2027, driven by increases in interest rates across the entire swap curve. In comparison, we recorded derivative losses of $32 million for Q1 FY2026, driven by declines in interest rates across the swap curve, with the exception of the 30-year swap rate, which increased slightly during Q1 FY2026.

We present comparative swap curves, which depict the relationship between swap rates at varying maturities, for our reported periods in Table 9 below.

Comparative Swap Curves

Table 9 provides comparative swap curves as of August 31, 2026, May 31, 2026, August 31, 2025 and May 31, 2025.

Table 9: Comparative Swap Curves

4.50%
4.00%
3.50%
4.55%
4.37%
4.32%
4.20%
4.23%
4.24%
4.16%
4.07%
4.02%
4.04%
3.86%
3.86%
3.82%
3.86%
3.65%
3.68%
3.60%
3.68%
3.38%
3.32%
3-month swap rate
2-year swap rate
5-year swap rate
10-year swap rate
30-year swap rate
Aug 31, 2026
May 31, 2026
Aug 31, 2025
May 31, 2025

____________________________
Benchmark rates obtained from Bloomberg.

See “Note 9—Derivative Instruments and Hedging Activities” in this Report for additional information on our derivative instruments. Also refer to “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2026 Form 10-K for information on how we measure the fair value of our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses and other miscellaneous expenses. Table 10 presents the components of non-interest expense recorded in our consolidated statements of operations.

Table 10: Non-Interest Expense

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Non-interest expense components:
Salaries and employee benefits	$(20,221)	$(19,976)
Other general and administrative expenses	(21,623)	(20,793)
Operating expenses	(41,844)	(40,769)
Other non-interest expense	(272)	(275)
Total non-interest expense	$(42,116)	$(41,044)

Non-interest expense for Q1 FY2027 increased $1 million, or 3%, from Q1 FY2026, reflecting an increase in operating expenses, primarily driven by higher expenses for salaries and employee benefits, information technology, and depreciation and amortization, partially offset by lower consulting expense.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded net income attributable to noncontrolling interests of $1 million for Q1 FY2027, compared with a net loss attributable to noncontrolling interests of less than $1 million for Q1 FY2026, which represented 100% of the results of operations of NCSC, as the members of NCSC own or control 100% of the interest in its company. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC’s earnings.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets decreased $136 million, or less than 1%, to $39,569 million as of August 31, 2026, compared with May 31, 2026, primarily due to a decline in our loan portfolio. Total liabilities decreased by $209 million, or 1%, to $36,183 million as of August 31, 2026 compared with May 31, 2026, largely reflecting lower debt balances resulting from the reduced funding needs for our loan portfolio. Total equity increased $73 million to $3,385 million as of August 31, 2026, attributable to our reported net income of $135 million for Q1 FY2027, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026.

Below is a discussion of changes in the major components of our assets and liabilities during Q1 FY2027. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage our liquidity requirements and market risk exposure in accordance with our risk appetite framework.

Loan Portfolio

We segregate our loan portfolio into segments, by legal entity, based on the borrower member class, which consists of CFC distribution, CFC power supply, CFC statewide and associate, NCSC electric and NCSC telecom. We offer both long-term and line of credit loans to our borrowers. Under our long-term loan facilities, a borrower may select a fixed interest rate or a variable interest rate at the time of each loan advance. Line of credit loans are revolving loan facilities and generally have a variable interest rate. We describe and provide additional information on our member classes under “Item 1. Business—Members” and information about our loan programs and loan product types under “Item 1. Business—Loan and Guarantee Programs” in our 2026 Form 10-K.

Loans Outstanding

Loans to members totaled $38,337 million and $38,422 million as of August 31, 2026 and May 31, 2026, respectively. Loans to CFC distribution and power supply borrowers accounted for 95% of total loans to members as of both August 31, 2026 and May 31, 2026. The decrease in loans to members of $85 million, or less than 1%, from May 31, 2026, was attributable to a net decrease in line of credit loans of $320 million, partially offset by a net increase in long-term loans of $235 million. We experienced a decrease in CFC power supply loans of $274 million, partially offset by increases in CFC distribution loans, CFC statewide and associate loans, NCSC electric and NCSC telecom loans of $142 million, $5 million, $38 million and $3 million, respectively, during Q1 FY2027. Our aggregate loans outstanding to CFC electric distribution cooperative members relating to broadband projects, increased by $38 million to an estimated $3,494 million as of August 31, 2026 from May 31, 2026.

Long-term loan advances totaled $1,013 million during Q1 FY2027, of which approximately 100% was provided to members for capital expenditures. In comparison, long-term loan advances totaled $702 million during Q1 FY2026, of which approximately 96% was provided to members for capital expenditures, 3% was provided for bridge financing and 1% was provided for other purposes.

Of the $1,013 million total long-term loans advanced during Q1 FY2027, $795 million were fixed-rate loan advances with a weighted-average fixed-rate term of six years. In comparison, of the $702 million total long-term loans advanced during Q1 FY2026, $523 million were fixed-rate loan advances with a weighted-average fixed-rate term of six years. The weighted-average rate term selected by our members on the long-term fixed-rate loans remained shorter than historical levels due to the elevated interest rate environment. Long-term fixed-rate loans that repriced during Q1 FY2027 totaled approximately $334 million, including $245 million that repriced at fixed interest rates with a weighted-average rate term of six years and $89 million that repriced at variable interest rates. In comparison, long-term fixed-rate loans that repriced during Q1 FY2026 totaled approximately $201 million, including $183 million that repriced at fixed interest rates with a weighted-average rate term of three years and $18 million that repriced at variable interest rates. As a result of these shorter rate term selections, the amount of long-term fixed-rate loans coming up for repricing has increased, and we expect this amount to increase further over the next 12 months.

We provide information on the credit performance and risk profile of our loan portfolio below under the section “Credit Risk—Loan Portfolio Credit Risk” in this Report. Also refer to “Note 4—Loans” in this Report for additional information on our loans to members.

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

Debt Outstanding

Table 11 displays the composition, by product type, of our outstanding debt as of August 31, 2026 and May 31, 2026. Table 11 also displays the composition of our debt based on several additional selected attributes.

Table 11: Debt—Total Debt Outstanding

(Dollars in thousands)	August 31, 2026	May 31, 2026	Change
Debt product type:
Commercial paper:
Members, at par	$971,657	$882,692	$88,965
Dealer, net of discounts	1,695,026	2,338,411	(643,385)
Total commercial paper	2,666,683	3,221,103	(554,420)
Select notes to members	1,474,693	1,361,207	113,486
Daily liquidity fund notes to members	353,594	253,271	100,323
Medium-term notes:
Members, at par	705,981	700,916	5,065
Dealer(1)(2)	12,395,547	12,216,090	179,457
Total medium-term notes	13,101,528	12,917,006	184,522
Collateral trust bonds(1)(3)	6,503,530	6,502,403	1,127
Guaranteed Underwriter Program notes payable	5,284,047	5,338,722	(54,675)
Farmer Mac notes payable	3,866,451	3,911,993	(45,542)
Subordinated deferrable debt(1)(4)	1,310,162	1,310,282	(120)
Members’ subordinated certificates:
Membership subordinated certificates	627,272	627,272	—
Loan and guarantee subordinated certificates	252,778	253,671	(893)
Member capital securities	247,297	247,297	—
Total members’ subordinated certificates	1,127,347	1,128,240	(893)
Total debt outstanding	$35,688,035	$35,944,227	$(256,192)

Security type:
Secured debt	44%	44%
Unsecured debt	56	56
Total	100%	100%

Funding source:
Members	13%	12%
Other non-capital markets:
Guaranteed Underwriter Program notes payable	15	15
Farmer Mac notes payable	11	11
Total other non-capital markets	26	26
Capital markets	61	62
Total	100%	100%

Interest rate type:
Fixed-rate debt	78%	78%
Variable-rate debt	22	22
Total	100%	100%

Interest rate type including swaps impact:
Fixed-rate debt(5)	90%	90%
Variable-rate debt(6)	10	10
Total	100%	100%

Maturity classification:(7)
Short-term borrowings	13%	14%
Long-term and subordinated debt(8)	87	86
Total	100%	100%
____________________________
(1)Amount is presented net of unamortized discounts, premium and issuance costs as applicable.
(2)Amount includes medium-term notes issued to both institutional and retail investors in the capital markets.

(3)Amount includes collateral trust bonds issued to investors through both public offerings and private placement transactions.
(4)Amount includes subordinated deferrable debt issued to institutional and retail investors through public offerings transactions. Amount also includes subordinated deferrable debt issued to investors through private placement transactions.
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

We issue debt primarily to fund growth in our loan portfolio. As such, our debt outstanding generally increases and decreases in response to member loan demand. Total debt outstanding decreased $256 million, or 1%, to $35,688 million as of August 31, 2026, compared with May 31, 2026, reflecting lower funding needs for loans to members. We provide additional information on our financing activities during Q1 FY2027 in the below section “Liquidity Risk” of this Report.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 12 displays member debt outstanding, by product type, as of August 31, 2026 and May 31, 2026.

Table 12: Debt—Member Investments

	August 31, 2026		May 31, 2026		Change
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Member investment product type:
Commercial paper	$971,657	36%	$882,692	27%	$88,965
Select notes	1,474,693	100	1,361,207	100	113,486
Daily liquidity fund notes	353,594	100	253,271	100	100,323
Medium-term notes	705,981	5	700,916	5	5,065
Members’ subordinated certificates	1,127,347	100	1,128,240	100	(893)
Total member investments	$4,633,272		$4,326,326		$306,946

Percentage of total debt outstanding	13%		12%
____________________________
(1)Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 13% and 12% of total debt outstanding as of August 31, 2026 and May 31, 2026, respectively. Over the last twelve fiscal quarters, our member investments, including both short-term and long-term investments, have averaged $4,702 million, calculated based on outstanding member investments as of the end of each fiscal quarter.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings decreased by $371 million to $4,789 million as of August 31, 2026, compared with May 31, 2026, primarily driven by a decrease in dealer commercial paper of $643 million, partially offset by an increase in short-term member investments of approximately $272 million during Q1 FY2027. Short-term borrowings accounted for 13% and 14% of total debt outstanding as of August 31, 2026 and May 31, 2026, respectively.

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

Long-term and subordinated debt increased to $30,899 million as of August 31, 2026, compared with $30,784 million as of May 31, 2026. The increase of $115 million primarily reflected net issuances of $180 million and $35 million in dealer and member medium-term notes, respectively, partially offset by repayments of $55 million of notes payable under the Guaranteed Underwriter Program and $46 million of long-term notes payable under the Farmer Mac revolving note purchase agreement. Long-term and subordinated debt accounted for 87% and 86% of total debt outstanding as of August 31, 2026 and May 31, 2026, respectively.

We provide additional information on our long-term debt below under the section “Liquidity Risk” and “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” in this Report.

Equity

Table 13 presents the components of total CFC equity and total equity as of August 31, 2026 and May 31, 2026.

Table 13: Equity

(Dollars in thousands)	August 31, 2026	May 31, 2026
Equity components:
Membership fees and educational fund:
Membership fees	$968	$969
Educational fund	2,373	2,800
Total membership fees and educational fund	3,341	3,769
Patronage capital allocated	904,440	966,253
Members’ capital reserve	1,804,161	1,804,161
Total allocated equity	2,711,942	2,774,183
Unallocated net income (loss):
Prior fiscal year-end cumulative derivative forward value gains(1)	519,419	501,663
Year-to-date derivative forward value gains(1)	82,284	17,756
Period-end cumulative derivative forward value gains(1)	601,703	519,419
Other unallocated net income (loss)	51,923	(709)
Unallocated net income	653,626	518,710
CFC retained equity	3,365,568	3,292,893
Accumulated other comprehensive loss	(2,205)	(2,369)
Total CFC equity	3,363,363	3,290,524
Noncontrolling interests	22,120	21,612
Total equity	$3,385,483	$3,312,136
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

Total equity increased $73 million to $3,385 million as of August 31, 2026, compared with May 31, 2026, attributable primarily to our reported net income of $135 million for Q1 FY2027, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026, as discussed below.

Allocation and Retirement of Patronage Capital

We are subject to District of Columbia law governing cooperatives, under which CFC is required to make annual allocations of net earnings, if any, in accordance with the provisions of the District of Columbia statutes. We describe the allocation requirements under “Item 7. MD&A—Consolidated Balance Sheet Analysis—Equity—Allocation and Retirement of Patronage Capital” in our 2026 Form 10-K. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). We provide a reconciliation of our adjusted net income to our reported net income and an explanation of the adjustments below in “Non-GAAP Financial Measures and Reconciliations.”

In May 2026, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2026 to the cooperative educational fund. In July 2026, the CFC Board of Directors authorized the allocation of fiscal year 2026 adjusted net income as follows: $72 million to members in the form of patronage capital and $172 million to the members’ capital reserve.

In July 2026, the CFC Board of Directors also authorized the retirement of patronage capital totaling $62 million, of which $36 million represented 50% of the patronage capital allocation for fiscal year 2026, and $26 million represented the portion of the allocation from fiscal year 2001 net earnings that had been held for 25 years pursuant to the CFC Board of Directors’ policy. This amount was returned to members in cash in September 2026. The remaining portion of the patronage capital allocation for fiscal year 2026 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required to retain our investment-grade credit ratings on our rated debt instruments. In line with this, we have established a risk-management framework designed to oversee the key risks encountered in our operations and the maximum level of risk we are prepared to undertake, known as risk tolerance. This also includes risk limits and guidelines that are in alignment with CFC’s mission and strategic objectives. We provide a discussion of our risk management framework in our 2026 Form 10-K under “Item 7. MD&A—Enterprise Risk Management” and describe how we manage these risks under each respective MD&A section in our 2026 Form 10-K.

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to counterparty credit risk, such as entering into derivative transactions to manage interest rate risk and investment in debt and equity securities. We provide additional information on our credit risk-management framework under “Item 7. MD&A—Credit Risk—Credit Risk Management” in our 2026 Form 10-K.

Loan Portfolio Credit Risk

Our primary credit exposure is loans to rural electric cooperatives, which provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. The substantial majority of loans to our borrowers are long-term fixed-rate loans with terms of up to 35 years. Long-term fixed-rate loans accounted for 85% and 84% of total loans outstanding as of August 31, 2026 and May 31, 2026, respectively.

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Table 14 presents, by legal entity and member class and by loan type, secured and unsecured loans in our loan portfolio as of August 31, 2026 and May 31, 2026. Of our total loans outstanding, 90% and 89% were secured as of August 31, 2026 and May 31, 2026, respectively.

Table 14: Loans—Loan Portfolio Security Profile

	August 31, 2026
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$27,701,589	92%	$2,525,993	8%	$30,227,582
Power supply	4,919,727	80	1,209,031	20	6,128,758
Statewide and associate	228,167	87	35,533	13	263,700
Total CFC	32,849,483	90	3,770,557	10	36,620,040
NCSC:
Electric	1,108,678	100	3,289	—	1,111,967
Telecom	545,381	93	40,270	7	585,651
Total NCSC	1,654,059	97	43,559	3	1,697,618
Total loans outstanding(1)	$34,503,542	90	$3,814,116	10	$38,317,658

Loan type:
Long-term loans:
Fixed rate	$32,316,497	99%	$308,366	1%	$32,624,863
Variable rate	1,176,768	82	253,229	18	1,429,997
Total long-term loans	33,493,265	98	561,595	2	34,054,860
Line of credit loans	1,010,277	24	3,252,521	76	4,262,798
Total loans outstanding(1)	$34,503,542	90	$3,814,116	10	$38,317,658

	May 31, 2026
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Member class:
CFC:
Distribution	$27,366,476	91%	$2,718,748	9%	$30,085,224
Power supply	4,909,622	77	1,493,774	23	6,403,396
Statewide and associate	231,324	90	27,073	10	258,397
Total CFC	32,507,422	88	4,239,595	12	36,747,017
NCSC:
Electric	1,070,028	100	3,766	—	1,073,794
Telecom	538,331	92	44,273	8	582,604
Total NCSC	1,608,359	97	48,039	3	1,656,398
Total loans outstanding(1)	$34,115,781	89	$4,287,634	11	$38,403,415

Loan type:
Long-term loans:
Fixed rate	$32,073,241	99%	$311,643	1%	$32,384,884
Variable rate	1,067,585	74	368,373	26	1,435,958
Total long-term loans	33,140,826	98	680,016	2	33,820,842
Line of credit loans	974,955	21	3,607,618	79	4,582,573
Total loans outstanding(1)	$34,115,781	89	$4,287,634	11	$38,403,415
____________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $20 million and $19 million as of August 31, 2026 and May 31, 2026, respectively.

Credit Concentration

Concentrations of credit may exist when a lender has large credit exposures to single borrowers, large credit exposures to borrowers in the same industry sector or engaged in similar activities or large credit exposures to borrowers in a geographic region that would cause the borrowers to be similarly impacted by economic or other conditions in the region. As discussed above under “Credit Risk—Loan Portfolio Credit Risk,” because we lend primarily to our rural electric utility cooperative members, our loan portfolio is inherently subject to single-industry and single-obligor credit concentration risk. Loans outstanding to electric utility organizations totaled $37,732 million and $37,821 million as of August 31, 2026 and May 31, 2026, respectively, and represented 98% of our total loans outstanding as of each respective date. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $92 million and $95 million as of August 31, 2026 and May 31, 2026, respectively.

Single-Obligor Concentration

Table 15 displays the outstanding loan exposure for our 20 largest borrowers, by legal entity and member class, as of August 31, 2026 and May 31, 2026. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of August 31, 2026 and 12 distribution systems and eight power supply systems as of May 31, 2026. The largest total exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2026 and May 31, 2026.

Table 15: Loans—Loan Exposure to 20 Largest Borrowers

	August 31, 2026		May 31, 2026
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$4,853,975	13%	$4,517,595	12%
Power supply	2,290,717	6	2,684,723	7
Total CFC	7,144,692	19	7,202,318	19
NCSC Electric	156,773	—	171,788	—
Total loan exposure to 20 largest borrowers	7,301,465	19	7,374,106	19
Less: Loans covered under Farmer Mac standby purchase commitment(1)	(209,977)	—	(214,210)	—
Net loan exposure to 20 largest borrowers	$7,091,488	19%	$7,159,896	19%
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

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The consolidated number of borrowers with loans outstanding totaled 896, located in 49 states and the District of Columbia as of August 31, 2026, compared with 903 borrowers located in 49 states as of May 31, 2026. Of the 896 and 903 borrowers with loans outstanding, 49 and 50 were electric power supply borrowers as of August 31, 2026 and May 31, 2026, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas had the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state with loans totaling $6,252 million and $6,294 million, net of the loans covered by the Farmer Mac standby purchase commitment agreement, as of August 31, 2026 and May 31, 2026, respectively, which represented approximately 17% of total loans outstanding as of each period. See “Note 4—Loans” in this Report for additional information on the Texas-based number of borrowers and loans outstanding.

Credit Quality Indicators

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, modifications to borrowers experiencing financial difficulty, nonaccrual loans, charge-offs, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Payment status trends and internal risk ratings are indicators, among others, of the probability of borrower default and overall credit quality of our loan portfolio. We believe the overall credit quality of our loan portfolio remained strong as of August 31, 2026.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We had no loan modifications to borrowers experiencing financial difficulty entered during Q1 FY2027 and Q1 FY2026.

Loans on Nonaccrual Status

We had one loan to a CFC electric power supply borrower of $5 million and $8 million that was on nonaccrual status, which represented 0.01% and 0.02% of total loans outstanding as of August 31, 2026 and May 31, 2026, respectively. The decrease in this outstanding loan balance was due to a loan repayment received during Q1 FY2027. In September 2026, we received a $2 million payment on this loan, which further reduced its outstanding balance to $3 million. We describe our accounting policy related to nonaccrual loans under “Note 1—Summary of Significant Accounting Policies” in our 2026 Form 10-K.

Net Charge-Offs

We had no charge-offs during Q1 FY2027 and Q1 FY2026. Over the past five years, we had three borrower defaults resulting in $14 million of charge-offs. Our electric utility loan portfolio has historically experienced low levels of credit losses.

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

Criticized loans totaled $204 million and $207 million as of August 31, 2026 and May 31, 2026, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease in criticized loans was primarily driven by a $3 million payment received from a CFC electric power supply borrower in the doubtful category during Q1 FY2027. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2026 and May 31, 2026.

We provide additional information on our borrower risk rating framework in our 2026 Form 10-K under “Item 7. MD&A—Credit Risk—Loan Portfolio Credit Risk—Credit Quality Indicators.” See “Note 4—Loans” of this Report for detail, by member class, on loans outstanding in each borrower risk rating category.

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

Table 16 presents, by legal entity and member class, loans outstanding and the related allowance for credit losses and allowance coverage ratio as of August 31, 2026 and May 31, 2026 and the allowance components as of each date.

Table 16: Allowance for Credit Losses by Borrower Member Class and Evaluation Methodology

	August 31, 2026			May 31, 2026
(Dollars in thousands)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)	Loans Outstanding(1)	Allowance for Credit Losses	Allowance Coverage Ratio(2)
Member class:
CFC:
Distribution	$30,227,582	$16,937	0.06%	$30,085,224	$16,625	0.06%
Power supply	6,128,758	7,967	0.13	6,403,396	6,661	0.10
Statewide and associate	263,700	985	0.37	258,397	970	0.38
Total CFC	36,620,040	25,889	0.07	36,747,017	24,256	0.07
NCSC:
Electric	1,111,967	5,836	0.52	1,073,794	4,108	0.38
Telecom	585,651	2,097	0.36	582,604	1,583	0.27
Total NCSC	1,697,618	7,933	0.47	1,656,398	5,691	0.34
Total	$38,317,658	$33,822	0.09	$38,403,415	$29,947	0.08

Allowance components:
Collective allowance	$38,309,656	$33,779	0.09%	$38,392,544	$29,844	0.08%
Asset-specific allowance	8,002	43	0.54	10,871	103	0.95
Total	$38,317,658	$33,822	0.09	$38,403,415	$29,947	0.08

Allowance coverage ratios:
Nonaccrual loans(3)	$5,000		676.44%	$7,500		399.29%
___________________________
(1)Represents the unpaid principal balance, net of discounts, charge-offs and recoveries, of loans as of each period end. Excludes unamortized deferred loan origination costs of $20 million and $19 million as of August 31, 2026 and May 31, 2026, respectively.
(2)Calculated based on the allowance for credit losses attributable to each member class and allowance components at period end divided by the related loans outstanding at period end.
(3)Calculated based on the total allowance for credit losses at period end divided by loans outstanding on nonaccrual status at period end. Nonaccrual loans represented 0.01% and 0.02% of total loans outstanding as of August 31, 2026 and May 31, 2026, respectively. We provide additional information on our nonaccrual loans in “Note 4—Loans” in this Report.

Our allowance for credit losses and allowance coverage ratio increased to $34 million and 0.09%, respectively, as of August 31, 2026, compared with $30 million and 0.08%, respectively, as of May 31, 2026. The $4 million increase in the allowance for credit losses was attributable to an increase in the collective allowance, driven primarily by longer weighted-average remaining maturity of our loan portfolio and higher credit risk associated with certain borrowers, partially offset by an improvement in the overall credit quality and risk profile of the loan portfolio.

We discuss our methodology for estimating the allowance for credit losses under the current expected credit loss (“CECL”) model in “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loan Portfolio” and provide information on management’s judgment and the uncertainties involved in our determination of the allowance for credit losses in “MD&A—Critical Accounting Estimates” in our 2026 Form 10-K. We provide additional information on our loans and allowance for credit losses under “Note 4—Loans” and “Note 5—Allowance for Credit Losses” of this Report.

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

Cash and Investment Securities Counterparty Credit Exposure

Our cash and cash equivalents and investment securities totaled $203 million and $40 million, respectively, as of August 31, 2026. The primary credit exposure associated with investments held in our investment portfolio is that issuers will not repay principal and interest in accordance with the contractual terms. Our cash and cash equivalents with financial institutions generally have an original maturity of less than one year and pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. We therefore believe that the risk of default by these counterparties is low. As of August 31, 2026, our overall counterparty credit risk was deemed to be satisfactory and not materially changed compared with May 31, 2026.

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

We manage our derivative counterparty credit exposure through diversification of our derivative positions among various counterparties and by executing derivative transactions with financial institutions that have investment-grade credit ratings, as well as by maintaining enforceable master netting arrangements that allow us to net derivative assets and liabilities with the same counterparty. We also manage the credit risk associated with our derivative counterparties by using internal credit risk analysis, limits and a monitoring process. We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2026 and May 31, 2026, and from AA- to BBB+ by S&P as of both August 31, 2026 and May 31, 2026. The total outstanding notional amount of derivatives with these counterparties was $6,603 million and $6,566 million as of August 31, 2026 and May 31, 2026, respectively. The highest single derivative counterparty concentration, by outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both August 31, 2026 and May 31, 2026.

While our derivative agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties, we report the fair value of our derivatives on a gross basis by individual contract as either a derivative asset or derivative liability on our consolidated balance sheets. The fair value of our derivatives includes credit valuation adjustments reflecting counterparty credit risk. We estimate our exposure to credit loss on our derivatives by calculating the replacement cost to settle at current market prices, as defined in our derivative agreements, of all outstanding derivatives in a net gain position at the counterparty level where a right of legal offset exists. We provide information on the impact of netting provisions under our master swap agreements and collateral pledged, if any, in “Note 9—Derivative Instruments and Hedging Activities—Impact of Derivatives on Consolidated Balance Sheets.” We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level, which totaled $606 million and $524 million as of August 31, 2026 and May 31, 2026, respectively.

We provide additional detail on our derivative agreements, including a discussion of derivative contracts with credit rating triggers and settlement amounts that would be required in the event of a ratings trigger, in “Note 9—Derivative Instruments and Hedging Activities” in this Report.

See “Item 1A. Risk Factors” in our 2026 Form 10-K and “Item 1A. Risk Factors” of this Report for additional information about credit risks related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets into cash quickly and efficiently, maintain access to available funding and roll-over or issue new debt under normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations in a cost-effective manner. We provide additional information on our liquidity risk-management framework under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management” in our 2026 Form 10-K.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain various committed sources of funding that are available to meet our near-term liquidity needs. Table 17 presents a comparison between our available liquidity, which consists of cash and cash equivalents, our debt securities investment portfolio and amounts under committed credit facilities, as of August 31, 2026 and May 31, 2026.

Table 17: Available Liquidity

	August 31, 2026			May 31, 2026
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Liquidity sources:
Cash and investment debt securities:
Cash and cash equivalents	$203	$—	$203	$249	$—	$249
Debt securities investment portfolio(1)	28	—	28	31	—	31
Total cash and investment debt securities	231	—	231	280	—	280
Committed credit facilities:
Committed bank revolving line of credit agreements—unsecured(2)	3,500	7	3,493	3,500	7	3,493
Guaranteed Underwriter Program committed facilities—secured(3)	10,823	9,023	1,800	10,823	9,023	1,800
Farmer Mac revolving note purchase agreement—secured(4)	6,500	3,866	2,634	6,500	3,912	2,588
Total committed credit facilities	20,823	12,896	7,927	20,823	12,942	7,881
Total available liquidity	$21,054	$12,896	$8,158	$21,103	$12,942	$8,161
____________________________
(1)Represents the aggregate fair value of our portfolio of debt securities as of period end. Our portfolio of equity securities consists of Farmer Mac Class A common stock, which we exclude from our available liquidity.
(2)The committed bank revolving line of credit agreements consist of a three-year and a four-year revolving line of credit agreement. The accessed amount of $7 million as of both August 31, 2026 and May 31, 2026 relates to letters of credit issued pursuant to the four-year revolving line of credit agreement.
(3)The committed facilities under the Guaranteed Underwriter Program are not revolving.
(4)Availability subject to market conditions.

Although, as a nonbank financial institution, we are not subject to regulatory liquidity requirements, our liquidity management framework includes monitoring our liquidity and funding positions on an ongoing basis and assessing our ability to meet our scheduled debt obligations and other cash flow requirements based on point-in-time metrics as well as forward-looking projections. Our liquidity and funding assessment takes into consideration amounts available under existing liquidity sources, the expected rollover of member short-term investments and scheduled loan principal payment amounts, as well as our continued ability to access the capital markets and other non-capital market related funding sources.

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

Table 18 presents our primary liquidity coverage ratios as of August 31, 2026 and May 31, 2026 and displays the calculation of each ratio as of these respective dates based on the assumptions discussed above.

Table 18: Liquidity Coverage Ratios

(Dollars in millions)	August 31, 2026	May 31, 2026
Liquidity coverage ratio:(1)
Total available liquidity(2)	$8,158	$8,161
Debt scheduled to mature over next 12 months:
Short-term borrowings(3)	4,789	5,160
Long-term and subordinated debt scheduled to mature over next 12 months(4)	5,087	4,602
Total debt scheduled to mature over next 12 months	9,876	9,762
Deficit in available liquidity over debt scheduled to mature over next 12 months	$(1,718)	$(1,601)

Liquidity coverage ratio	0.83	0.84

Liquidity coverage ratio, excluding expected maturities of member short-term investments(5)
Total available liquidity(2)	$8,158	$8,161
Total debt scheduled to mature over next 12 months	9,876	9,762
Exclude: Member short-term investments(6)	(3,094)	(2,821)
Total debt, excluding member short-term investments, scheduled to mature over next 12 months	6,782	6,941
Excess in available liquidity over total debt, excluding member short-term investments, scheduled to mature over next 12 months	$1,376	$1,220

Liquidity coverage ratio, excluding expected maturities of member short-term investments	1.20	1.18
___________________________
(1)Calculated based on available liquidity at period end divided by total debt scheduled to mature over the next 12 months at period end.
(2)Total available liquidity is presented above in Table 17.
(3)The short-term borrowings scheduled maturity amount consists of member investments of $3,094 million and dealer commercial paper of $1,695 million as of August 31, 2026, and member investments of $2,821 million and dealer commercial paper of $2,339 million as of May 31, 2026.
(4)The long-term and subordinated scheduled debt obligations over the next 12 months consist of debt maturities and scheduled debt payment amounts, of which, $99 million and $109 million was from member investments as of August 31, 2026 and May 31, 2026, respectively.
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

As presented in Tables 17 and 18 above, as of August 31, 2026, our available liquidity decreased by $3 million, compared with May 31, 2026. The decrease was driven by a $49 million net decrease in cash and investment debt securities balances, partially offset by a $46 million increase in available amount under the Farmer Mac revolving note purchase agreement. Total debt scheduled to mature over the next 12 months increased by $114 million, or 1%, resulting in a modest decrease in our liquidity coverage ratio to 0.83 as of August 31, 2026 from 0.84 as of May 31, 2026.

We believe we can continue to roll over our member short-term investments of $3,094 million as of August 31, 2026, based on our expectation that our members will continue to reinvest their excess cash in short-term investment products offered by CFC. As mentioned above, our members historically have maintained a relatively stable level of short-term investments in CFC. Member short-term investments in CFC have averaged $3,154 million over the last 12 fiscal quarter-end reporting periods. Our available liquidity as of August 31, 2026 was $1,376 million in excess of, or 1.20 times, our total $6,782 million scheduled debt obligations over the next 12 months, excluding member short-term investments. In addition, we expect to receive $2,123 million from long-term loan principal payments over the next 12 months, which is not included in our available liquidity above.

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

Investment Securities Portfolio

We have an investment portfolio of debt securities classified as trading and equity securities, both of which are reported on our consolidated balance sheets at fair value. This portfolio was initially intended to provide an additional source of liquidity. Our debt securities investment portfolio totaled $28 million and $31 million as of August 31, 2026 and May 31, 2026, respectively, reflecting the continued wind-down of this portfolio as we reduce our holdings over time. Our investment portfolio also included equity securities with a fair value of $13 million and $11 million as of August 31, 2026 and May 31, 2026, respectively, consisting of Farmer Mac Class A common stock, which we exclude from our available liquidity.

We provide additional information on our investment securities portfolio in “Note 3—Investment Securities” of this Report.

Borrowing Capacity Under Various Credit Facilities

The aggregate borrowing capacity under our committed bank revolving line of credit agreements, committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreement with Farmer Mac totaled $20,823 million as of both August 31, 2026 and May 31, 2026, and the aggregate amount available for access totaled $7,927 million and $7,881 million as of each respective date. The following is a discussion of our borrowing capacity and key terms and conditions under each of these credit facilities.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our commercial paper.

As of August 31, 2026, the total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which, if requested, would result in a reduction in the remaining available amount under the facilities.

Table 19 presents the total commitment amount under our committed bank revolving line of credit agreements, outstanding letters of credit and the amount available for access as of August 31, 2026.

Table 19: Committed Bank Revolving Line of Credit Agreements

	August 31, 2026
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

We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2026; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date.

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

As displayed in Table 17, we had accessed $9,023 million under the Guaranteed Underwriter Program and up to $1,800 million was available for borrowing as of August 31, 2026. Of the $1,800 million available borrowing amount, $450 million is available for advance through July 15, 2027, $450 million is available for advance through July 15, 2028, $450 million is available for advance through July 15, 2029, and $450 million is available for advance through July 15, 2030. We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to our total outstanding borrowings under the Guaranteed Underwriter Program committed loan facilities, which totaled $5,284 million as of August 31, 2026. On September 8, 2026, we executed a commitment letter for the guarantee by RUS of an additional $455 million loan facility from the FFB under the Guaranteed Underwriter Program.

Farmer Mac Revolving Note Purchase Agreement—Secured

We have a revolving note purchase agreement with Farmer Mac, under which we can borrow up to $6,500 million from Farmer Mac at any time, subject to market conditions, through January 14, 2030, after which the agreement allows successive one-year renewals of the draw period upon sixty days’ notice by CFC, subject to approval by Farmer Mac and

Farmer Mac Mortgage Securities Corporation. Pursuant to this revolving note purchase agreement, we can borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided the outstanding principal does not exceed the total available under the agreement. Under this agreement, we had outstanding secured notes payable totaling $3,866 million and $3,912 million as of August 31, 2026 and May 31, 2026, respectively. As displayed in Table 17, the amount available for borrowing under this agreement was $2,634 million as of August 31, 2026.

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

Short-term borrowings decreased to $4,789 million as of August 31, 2026, from $5,160 million as of May 31, 2026, and accounted for 13% and 14% of total debt outstanding as of each respective date. Table 20 displays the composition, by funding source, of our short-term borrowings as of August 31, 2026 and May 31, 2026. As indicated in Table 20, members’ investments represented 65% and 55% of our outstanding short-term borrowings as of August 31, 2026 and May 31, 2026, respectively.

Table 20: Short-Term Borrowings—Funding Sources

	August 31, 2026		May 31, 2026
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,094,062	65%	$2,821,360	55%
Capital markets	1,695,026	35	2,338,411	45
Total	$4,789,088	100%	$5,159,771	100%

Member investments have historically been our primary source of short-term borrowings. While our short-term member investments increased by approximately $272 million during Q1 FY2027, outstanding dealer commercial paper decreased by $643 million, primarily due to the repayment funded by loan payments from our members, particularly line of credit loans, increased short-term member investments, and the net proceeds from the issuance of long-term dealer medium-term notes during the period. See “Note 6—Short-Term Borrowings” in this Report for additional information on our short-term borrowings.

Long-Term and Subordinated Debt

Long-term and subordinated debt, which represents the most significant source of our funding, totaled $30,899 million and $30,784 million as of August 31, 2026 and May 31, 2026, respectively, and accounted for 87% and 86% of total debt outstanding as of each respective date. See Table 21 below for a summary of our long-term and subordinated debt issuances and repayments during Q1 FY2027.

On September 8, 2026, notice was provided to investors that we would redeem at par, plus accrued interest, all $400 million in principal amount of our 2026 Notes on October 13, 2026.

On September 21, 2026, we advanced $300 million under an existing facility within the Guaranteed Underwriter Program.

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

We intend to file a new registration statement registering an unlimited amount of collateral trust bonds and senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt prior to the expiration of the existing shelf registration statement in October 2026.

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

Long-Term Debt and Subordinated Debt—Issuances and Repayments

Table 21 summarizes long-term and subordinated debt issuances and repayments during Q1 FY2027.

Table 21: Long-Term and Subordinated Debt—Issuances and Repayments

	Q1 FY2027
(Dollars in thousands)	Issuances	Repayments(1)
Debt product type:
Collateral trust bonds(2)	$—	$3,908
Guaranteed Underwriter Program notes payable	—	54,675
Farmer Mac notes payable	—	45,542
Medium-term notes sold to members	56,899	21,762
Medium-term notes sold to dealers(3)	800,834	620,572
Subordinated deferrable debt (4)	—	75
Members’ subordinated certificates	—	893
Total	$857,733	$747,427
____________________________
(1)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.
(2)Amount includes the collateral trust bonds issued to investors through both public offerings and private placement transactions.
(3)Amount includes medium-term notes issued to both institutional and retail investors in the capital markets.
(4)Amount includes the subordinated deferrable debt issued in public offerings to both institutional and retail investors and in private placement transactions to institutional investors.

Long-Term and Subordinated Debt—Principal Maturity and Amortization

Table 22 summarizes scheduled principal maturity and amortization of our long-term debt, subordinated deferrable debt and members’ subordinated certificates outstanding as of August 31, 2026, in each fiscal year during the five-year period ending May 31, 2031, and thereafter.

Table 22: Long-Term and Subordinated Debt—Scheduled Principal Maturities and Amortization(1)

(Dollars in thousands)	Scheduled Amortization(2)	% of Total
Fiscal year ending May 31:
2027	$3,854,956	12%
2028	5,386,721	17
2029	4,617,137	15
2030	2,618,046	8
2031	2,011,364	7
Thereafter	12,613,368	41
Total	$31,101,592	100%
____________________________
(1)Amounts presented are based on the face amount of debt outstanding as of August 31, 2026, and therefore do not include related debt issuance costs and premiums (discounts).
(2)Member loan subordinated certificates totaling $113 million are presented based on the maturity dates of the certificates. These certificates also amortize annually in proportion to the unpaid principal balance of the related loans.

We provide additional information on our financing activities under the above section “Consolidated Balance Sheet Analysis—Debt” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt” of this Report.

Pledged Collateral

Under our secured borrowing agreements, we are required to pledge loans, investment debt securities or other collateral and maintain certain pledged collateral ratios. Of our total debt outstanding of $35,688 million as of August 31, 2026, $15,654 million, or 44%, was secured by pledged loans totaling $18,812 million. In comparison, of our total debt outstanding of $35,944 million as of May 31, 2026, $15,753 million, or 44%, was secured by pledged loans totaling $19,282 million. The following provides additional information on the collateral pledging requirements for our secured borrowing agreements.

Secured Borrowing Agreements—Pledged Loan Requirements

We are required to pledge loans or other collateral in transactions under our collateral trust bond indentures, bond agreements under the Guaranteed Underwriter Program and note purchase agreement with Farmer Mac. Our collateral pledging requirements are based on the face amount of secured outstanding debt, which excludes net unamortized discounts, premiums and issuance costs. As discussed below, we typically maintain pledged collateral in excess of the required percentage. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond 2007 indenture, the Guaranteed Underwriter Program or the Farmer Mac note purchase agreements as of August 31, 2026.

Table 23 displays the collateral coverage ratios pursuant to these secured borrowing agreements as of August 31, 2026 and May 31, 2026.

Table 23: Collateral Pledged

	Requirement Coverage Ratios
		Maximum Committed Bank Revolving Line of Credit Agreements	Actual Coverage Ratios(1)
	Minimum Debt Indentures		August 31, 2026	May 31, 2026
Secured borrowing agreement type:
Collateral trust bonds 1994 indenture	100%	N/A	135%	143%
Collateral trust bonds 2007 indenture	100	150	111	115
Guaranteed Underwriter Program notes payable	100	150	126	126
Farmer Mac notes payable	100	150	123	124
___________________________
(1)Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Table 24 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2026 and May 31, 2026.

Table 24: Loans—Unencumbered Loans

(Dollars in thousands)	August 31, 2026	May 31, 2026
Total loans outstanding(1)	$38,317,658	$38,403,415
Less: Loans required to be pledged under secured debt agreements(2)	(15,816,781)	(15,920,906)
Loans pledged in excess of required amount(2)(3)	(2,994,848)	(3,361,068)
Total pledged loans	(18,811,629)	(19,281,974)
Unencumbered loans	$19,506,029	$19,121,441

Unencumbered loans as a percentage of total loans outstanding	51%	50%
____________________________
(1)Represents the unpaid principal balance of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $20 million and $19 million as of August 31, 2026 and May 31, 2026, respectively.
(2)Reflects unpaid principal balance of pledged loans.
(3)If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 24, we had excess loans pledged as collateral totaling $2,995 million and $3,361 million as of August 31, 2026 and May 31, 2026, respectively. To ensure that we do not fall below the minimum collateral coverage ratio requirement, we typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk” and additional information on pledged loans in “Note 4—Loans” in this Report. For additional detail on each of our debt product types, refer to “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2026 Form 10-K.

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

Projected Near-Term Sources and Uses of Funds

Table 25 below displays a projection of our primary long-term sources and uses of funds, by quarter, over each of the next six fiscal quarters. Our projection is based on the following, which includes several assumptions: (i) the estimated issuance of long-term debt, including capital market and other non-capital market term debt, is based on our market-risk management goal of minimizing the mismatch between the cash flows from our financial assets and our financial liabilities; (ii) long-term loan scheduled amortization repayment amounts represent scheduled loan principal payments for long-term loans outstanding as of August 31, 2026 and estimated loan principal payments for long-term loan advances, plus estimated prepayment amounts on long-term loans; (iii) long-term and subordinated debt maturities consist of both scheduled principal maturity and amortization amounts and projected principal maturity and amortization amounts on term debt outstanding in each period presented; and (iv) long-term loan advances are based on our current projection of member demand for loans. In addition, amounts available under our committed bank revolving lines of credit, net increases in dealer commercial paper and short-term member investments are intended to serve as a backup source of liquidity.

Table 25: Projected Long-Term Sources and Uses of Funds(1)

	Projected Long-Term Sources of Funds			Projected Long-Term Uses of Funds
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Total Projected Long-Term Sources of Funds	Long-Term and Subordinated Debt Maturities(3)	Long-Term Loan Advances	Total Projected Long-Term Uses of Funds

Q2 FY2027	$1,364	$565	$1,929	$1,630	$979	$2,609
Q3 FY2027	2,544	473	3,017	1,247	1,007	2,254
Q4 FY2027	896	583	1,479	911	811	1,722
Q1 FY2028	1,410	502	1,912	1,219	852	2,071
Q2 FY2028	904	507	1,411	948	857	1,805
Q3 FY2028	2,532	613	3,145	2,406	963	3,369
Total	$9,650	$3,243	$12,893	$8,361	$5,469	$13,830
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ended February 29, 2028.
(2)Anticipated long-term loan repayments include scheduled long-term loan amortizations and anticipated cash repayments at repricing date.
(3)Long-term debt maturities also include expected early redemptions of debt and exclude $187 million of maturing long-term member medium-term notes, as we expect we can continue to roll over our member medium-term notes investments based on our expectation that our members will continue to reinvest their excess cash with us.

As displayed in Table 25, we currently project long-term advances of $3,649 million over the next 12 months, which we project will exceed anticipated long-term loan repayments over the same period of $2,123 million, resulting in net long-term loan growth of approximately $1,526 million over the next 12 months.

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

On August 19, 2026, Fitch affirmed CFC’s credit ratings and stable outlook. Table 26 displays our credit ratings as of August 31, 2026, which remain unchanged as of the date of this Report.

Table 26: Credit Ratings

August 31, 2026
	Moody’s	S&P	Fitch
CFC credit ratings and outlook:
Long-term issuer credit rating(1)	A2	A-	A
Senior secured debt(2)	A1	A-	A+
Senior unsecured debt(3)	A2	A-	A
Subordinated debt	A3	BBB	BBB+
Short-term issuer credit rating	P-1	N/A	F1
Outlook	Stable	Stable	Stable
Rating agency credit opinion/report date	February 24, 2026	November 24, 2025	September 4, 2026
___________________________
(1)Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

See “Credit Risk—Counterparty Credit Risk—Derivative Counterparty Credit Exposure” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio was 10.54 and 10.85 as of August 31, 2026 and May 31, 2026, respectively. The decrease in the debt-to-equity ratio during Q1 FY2027 was attributable to the combined impact of a decline in total debt outstanding, reflecting reduced funding needs for our loan portfolio, and an increase in total equity. The increase in total equity was primarily driven by our reported net income of $135 million for Q1 FY2027, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026.

Our adjusted debt-to-equity ratio improved modestly to 7.42 as of August 31, 2026 from 7.46 as of May 31, 2026, as the decline in adjusted total debt outweighed the decrease in adjusted total equity. The decline in the adjusted total debt outstanding reflected reduced funding needs for our loan portfolio during Q1 FY2027. The decrease in adjusted total equity was primarily attributable to the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026, partially offset by adjusted net income of $53 million for Q1 FY2027.

We provide a more detailed discussion of the debt-to-equity ratio and adjusted debt-to-equity ratio under the section “Non-GAAP Financial Measures and Reconciliations” in this Report.

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2026.

As discussed above in “Non-GAAP Financial Measures,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures, including adjusted TIER. We provide a reconciliation of adjusted TIER and other non-GAAP financial measures disclosed in this Report to the most comparable U.S. GAAP financial measures below in “Non-GAAP Financial Measures and Reconciliations.” See “Item 7. MD&A—Non-GAAP Financial Measures and Reconciliations” in our 2026 Form 10-K for a discussion of each of our non-GAAP measures and an explanation of the adjustments to derive these measures.

MARKET RISK

Interest rate risk represents our primary source of market risk, as interest rate-volatility or changes in interest rates can have a significant impact on our earnings and overall financial condition as a financial institution. We are exposed to interest rate risk primarily from the differences in the timing between the maturity or repricing of our loans and the liabilities funding our loans. We seek to generate stable adjusted net interest yield on a sustained and long-term basis by minimizing the mismatch between the cash flows from our interest rate-sensitive financial assets and our financial liabilities. We use derivatives as a tool in matching the duration and repricing characteristics of our interest rate-sensitive assets and liabilities. We provide additional information on our management of interest rate risk in our 2026 Form 10-K under “Item 7. MD&A—Market Risk—Interest Rate Risk Management.” Below we discuss how we manage and measure interest rate risk.

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

Our interest rate sensitivity analyses take into consideration existing interest rate-sensitive assets and liabilities as of the reported balance sheet date and forecasted changes to the balance sheet over the next 12 months under management’s baseline projection. As discussed in the “Executive Summary—Outlook” section, we currently anticipate net loan growth of $1,863 million over the next 12 months and overall, the market expects the yield curve to flatten as short-term interest rates are forecasted to increase and longer-term rates are expected to remain elevated.

Based on our current baseline forecast assumptions, which include a 100-basis-point increase in the federal funds rate from
September 2026 through August 2027, we project:

•A slight decrease in both our reported net interest income and net interest yield over the next 12 months compared with the 12-month period ended August 31, 2026; and
•Increases in our adjusted net interest income and adjusted net interest yield over the next 12 months relative to the 12-month period ended August 31, 2026, driven by an increase in interest-earning assets due to projected loan growth, higher expected interest rate swap derivative cash settlement interest income, and a greater contribution from equity funding, which reduces the average cost of funding.

Table 27 presents the estimated percentage impact that a hypothetical instantaneous parallel shift of additional plus or minus 100 basis points in the interest rate yield curve would have on our projected baseline 12-month net interest income and adjusted net interest income as of August 31, 2026 and May 31, 2026. Our base case forecast yield curve as of August 31, 2026 includes a 100-basis-point increase in the federal funds rate over the following 12 months, compared with a 25-basis-point increase over the following 12 months as of May 31, 2026. We also present the estimated percentage impact on our projected baseline 12-month net interest income and adjusted net interest income assuming a hypothetical inverted yield curve under which shorter-term interest rates increase by an instantaneous 75 basis points and longer-term interest rates decrease by an instantaneous 75 basis points.

Table 27: Interest Rate Sensitivity Analysis

	August 31, 2026			May 31, 2026
Estimated Impact(1)	+ 100 Basis Points	– 100 Basis Points	Inverted	+ 100 Basis Points	– 100 Basis Points	Inverted
Net interest income	(4.25)%	4.33%	(2.36)%	(4.28)%	3.43%	(2.61)%
Derivative cash settlements	12.36%	(12.35)%	10.10%	12.34%	(12.18)%	9.37%
Adjusted net interest income(2)	8.10%	(8.02)%	7.74%	8.06%	(8.74)%	6.76%
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

The changes in the sensitivity measures between August 31, 2026 and May 31, 2026 are primarily attributable to changes in the size and composition of our forecasted balance sheet, as well as changes in current interest rates and forecasted interest rates. As the interest rate sensitivity simulations displayed in Table 27 indicate, we would expect an unfavorable impact on our projected net interest income over a 12-month horizon as of August 31, 2026, under the hypothetical scenario of an instantaneous parallel shift of plus 100 basis points in the interest rate yield curve and an inverted yield curve. We would expect an unfavorable impact on our adjusted net interest income over a 12-month horizon as of August 31, 2026, under the hypothetical scenario of an instantaneous parallel shift of minus 100 basis points in the interest rate yield curve.

Duration Gap

The duration gap, which represents the difference between the estimated duration of our interest-earning assets and the estimated duration of our interest-bearing liabilities, summarizes the extent to which the cash flows for assets and liabilities are matched over time. We use derivatives in managing the differences in timing between the maturities or repricing of our interest-earning assets and the debt funding those assets. A positive duration gap indicates that the duration of our interest-earning-assets is greater than the duration of our debt and derivatives, and therefore denotes an increased exposure to rising interest rates over the long term. Conversely, a negative duration gap indicates that the duration of our interest-earning assets is less than the duration of our debt and derivatives, and therefore denotes an increased exposure to declining interest rates over the long term. While the duration gap provides a relatively concise and simple measure of the interest rate risk inherent in our consolidated balance sheet as of the reported date, it does not incorporate projected changes to our consolidated balance sheets.

The duration gap widened to positive 2.33 months as of August 31, 2026, from positive 2.11 months as of May 31, 2026, and was within the risk limits and guidelines established by CFC’s Asset Liability Committee as of each respective date. The widening of the positive duration gap is primarily due to shorter duration liabilities funding interest-earning assets.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” in our 2026 Form 10-K.

Certain accounting estimates are considered critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. The determination of the allowance for expected credit losses over the remaining expected life of the loans in our loan portfolio involves a significant degree of management judgment and level of estimation uncertainty. As such, we have identified our accounting policy governing the estimation of the allowance for credit losses as a critical accounting estimate. We describe our allowance methodology and process for estimating the allowance for credit losses under “Note 1—Summary of Significant Accounting Policies—Allowance for Credit Losses–Loan Portfolio” in our 2026 Form 10-K.

We identify the key inputs used in determining the allowance for credit losses, discuss the assumptions that require the most significant management judgment and contribute to the estimation uncertainty and disclose the sensitivity of our allowance to hypothetical changes in the assumptions underlying the calculation of our reported allowance for credit losses under “Item 7. MD&A—Critical Accounting Estimates” in our 2026 Form 10-K. Management established policies and control procedures intended to ensure that the methodology used for determining our allowance for credit losses, including any judgments and assumptions made as part of such method, are well-controlled and applied consistently from period to period. We regularly evaluate the key inputs and assumptions used in determining the allowance for credit losses and update them, as necessary, to better reflect present conditions, including current trends in credit performance and borrower risk profile, portfolio concentration risk, changes in risk-management practices, changes in the regulatory environment and other factors relevant to our loan portfolio segments. We did not change our allowance methodology or the nature of the underlying key inputs and assumptions used in measuring our allowance for credit losses during the current quarter.

We discuss the risks and uncertainties related to management’s judgments and estimates in applying accounting policies that have been identified as critical accounting estimates under “Item 1A. Risk Factors—Regulatory and Compliance Risks” in our 2026 Form 10-K. We provide additional information on the allowance for credit losses under the sections “Credit Risk—Allowance for Credit Losses” and “Note 5—Allowance for Credit Losses” in this Report.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

As discussed above in the section “Non-GAAP Financial Measures,” in addition to financial measures determined in accordance with U.S. GAAP, management evaluates performance based on certain non-GAAP financial measures, which we refer to as “adjusted” financial measures. Below we provide a reconciliation of our adjusted financial measures presented in this Report to the most comparable U.S. GAAP financial measures. See “Item 7. MD&A—Non-GAAP Financial

Measures and Reconciliations” in our 2026 Form 10-K for a discussion of each of these non-GAAP financial measures and an explanation of the adjustments to derive these measures.

Net Income and Adjusted Net Income

Table 28 provides a reconciliation of adjusted interest expense, adjusted net interest income, and adjusted net income to the comparable U.S. GAAP financial measures. These adjusted financial measures are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 28: Adjusted Net Income

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Adjusted net interest income:
Interest income	$454,456	$447,446
Interest expense	(378,486)	(376,469)
Include: Derivative cash settlements interest income(1)	14,030	20,267
Adjusted interest expense	(364,456)	(356,202)
Adjusted net interest income	$90,000	$91,244

Adjusted net income:
Net income	$135,426	$4,682
Exclude: Derivative forward value gains (losses)(2)	82,586	(52,471)
Adjusted net income	$52,840	$57,153
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

TIER and Adjusted TIER

Table 29 displays the calculation of our TIER and adjusted TIER.

Table 29: TIER and Adjusted TIER

	Q1 FY2027	Q1 FY2026
TIER(1)	1.36	1.01

Adjusted TIER(2)	1.15	1.16
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

Debt Outstanding and Equity and Adjusted Debt Outstanding and Equity

Table 30 provides a reconciliation between our total debt outstanding and equity and the adjusted amounts used in the calculation of our adjusted debt-to-equity ratio as of August 31, 2026 and May 31, 2026.

Table 30: Adjusted Total Debt Outstanding and Equity

(Dollars in thousands)	August 31, 2026	May 31, 2026
Adjusted total debt outstanding:
Total debt outstanding(1)	$35,688,035	$35,944,227
Exclude:
50% of Subordinated deferrable debt	655,081	655,141
Members’ subordinated certificates	1,127,347	1,128,240
Adjusted total debt outstanding	$33,905,607	$34,160,846

Adjusted total equity:
Total equity	$3,385,483	$3,312,136
Exclude:
Prior fiscal year-end cumulative derivative forward value gains(2)	521,112	502,899
Year-to-date derivative forward value gains(2)	82,586	18,213
Period-end cumulative derivative forward value gains(2)	603,698	521,112
Accumulated other comprehensive loss	(2,205)	(2,369)
Subtotal	601,493	518,743
Include:
50% of Subordinated deferrable debt	655,081	655,141
Members’ subordinated certificates	1,127,347	1,128,240
Subtotal	1,782,428	1,783,381
Adjusted total equity	$4,566,418	$4,576,774
____________________________
(1)Total debt outstanding includes our interest-bearing debt and excludes non-interest bearing liabilities, such as derivative liabilities.
(2)Represents consolidated total derivative forward value gains (losses). The cumulative amounts also include historical foreign currency translation adjustments recorded in net income.

Debt-to-Equity and Adjusted Debt-to-Equity Ratios

Table 31 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2026 and May 31, 2026.

Table 31: Debt-to-Equity Ratio and Adjusted Debt-to-Equity Ratio

(Dollars in thousands)	August 31, 2026	May 31, 2026
Debt-to-equity ratio:
Total debt outstanding	$35,688,035	$35,944,227
Total equity	3,385,483	3,312,136
Debt-to-equity ratio(1)	10.54	10.85

Adjusted debt-to-equity ratio:
Adjusted total debt outstanding(2)	$33,905,607	$34,160,846
Adjusted total equity(2)	4,566,418	4,576,774
Adjusted debt-to-equity ratio(3)	7.42	7.46

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

Total CFC Equity and Members’ Equity

Members’ equity excludes the noncash impact of derivative forward value gains (losses), historical foreign currency adjustments recorded in net income, and amounts recorded in AOCI. Because these amounts generally have not been realized, they are not available to members and are excluded by the CFC Board of Directors in determining the annual allocation of adjusted net income to patronage capital, to the members’ capital reserve and to other member funds. Table 32 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2026 and May 31, 2026. We present the components of AOCI in “Note 10—Equity.”

Table 32: Members’ Equity

(Dollars in thousands)	August 31, 2026	May 31, 2026
Members’ equity:
Total CFC equity	$3,363,363	$3,290,524
Exclude:
Accumulated other comprehensive loss	(2,205)	(2,369)
Period-end cumulative derivative forward value gains attributable to CFC(1)	601,703	519,419
Subtotal	599,498	517,050
Members’ equity	$2,763,865	$2,773,474
____________________________
(1)Represents period-end cumulative derivative forward value gains and historical foreign currency translation adjustments recorded in net income for CFC only, as total CFC equity does not include the noncontrolling interest of the variable interest entity, which we are required to consolidate. We report the separate results of operations for CFC in “Note 14—Business Segments.” The period-end cumulative derivative forward value total gain amounts as of August 31, 2026 and May 31, 2026 are presented above in Table 30.

Item 1.    Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Interest income	$454,456	$447,446
Interest expense	(378,486)	(376,469)
Net interest income	75,970	70,977
Provision for credit losses	(3,875)	(1,587)
Net interest income after provision for credit losses	72,095	69,390
Non-interest income (loss):
Fee and other income	7,874	7,075
Derivative gains (losses)	96,616	(32,204)
Investment securities gains	1,639	1,445
Total non-interest income (loss)	106,129	(23,684)
Non-interest expense:
Salaries and employee benefits	(20,221)	(19,976)
Other general and administrative expenses	(21,623)	(20,793)
Other non-interest expense	(272)	(275)
Total non-interest expense	(42,116)	(41,044)
Income before income taxes	136,108	4,662
Income tax benefit (provision)	(682)	20
Net income	135,426	4,682
Less: Net (income) loss attributable to noncontrolling interests	(510)	84
Net income attributable to CFC	$134,916	$4,766

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Net income	$135,426	$4,682
Other comprehensive income (loss):
Changes in unrealized gains on derivative cash flow hedges	167	—
Reclassification to earnings of realized gains on derivatives	(118)	(118)
Defined benefit plan adjustments	115	119
Other comprehensive income	164	1
Total comprehensive income	135,590	4,683
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(510)	84
Total comprehensive income attributable to CFC	$135,080	$4,767

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
    CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2026	May 31, 2026
Assets:
Cash and cash equivalents	$202,542	$248,819
Restricted cash	8,650	8,599
Total cash, cash equivalents and restricted cash	211,192	257,418
Investment securities:
Debt securities trading, at fair value	27,667	31,144
Equity securities, at fair value	12,551	11,021
Total investment securities, at fair value	40,218	42,165
Loans to members	38,337,318	38,422,128
Less: Allowance for credit losses	(33,822)	(29,947)
Loans to members, net	38,303,496	38,392,181
Accrued interest receivable	185,937	264,952
Other receivables	24,956	26,679
Fixed assets, net of accumulated depreciation of $96,737 and $98,647 as of August 31, 2026 and May 31, 2026, respectively	74,124	75,619
Derivative assets	637,736	554,116
Other assets	91,167	91,217
Total assets	$39,568,826	$39,704,347

Liabilities:
Accrued interest payable	$306,740	$308,506
Debt outstanding:
Short-term borrowings	4,789,088	5,159,771
Long-term debt	28,461,438	28,345,934
Subordinated deferrable debt	1,310,162	1,310,282
Members’ subordinated certificates:
Membership subordinated certificates	627,272	627,272
Loan and guarantee subordinated certificates	252,778	253,671
Member capital securities	247,297	247,297
Total members’ subordinated certificates	1,127,347	1,128,240
Total debt outstanding	35,688,035	35,944,227
Patronage capital retirement payable	61,813	—
Deferred income	29,111	29,948
Derivative liabilities	32,448	31,414
Other liabilities	65,196	78,116
Total liabilities	36,183,343	36,392,211

Equity:
CFC equity:
Retained equity	3,365,568	3,292,893
Accumulated other comprehensive loss	(2,205)	(2,369)
Total CFC equity	3,363,363	3,290,524
Noncontrolling interests	22,120	21,612
Total equity	3,385,483	3,312,136
Total liabilities and equity	$39,568,826	$39,704,347

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Q1 FY2027
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity

Balance as of May 31, 2026	$3,769	$966,253	$1,804,161	$518,710	$3,292,893	$(2,369)	$3,290,524	$21,612	$3,312,136
Net income	—	—	—	134,916	134,916	—	134,916	510	135,426
Other comprehensive income	—	—	—	—	—	164	164	—	164
Patronage capital retirement	—	(61,813)	—	—	(61,813)	—	(61,813)	—	(61,813)
Other	(428)	—	—	—	(428)	—	(428)	(2)	(430)
Balance as of August 31, 2026	$3,341	$904,440	$1,804,161	$653,626	$3,365,568	$(2,205)	$3,363,363	$22,120	$3,385,483

	Q1 FY2026
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity

Balance as of May 31, 2025	$3,624	$948,526	$1,631,609	$500,954	$3,084,713	$(2,236)	$3,082,477	$20,989	$3,103,466
Net income	—	—	—	4,766	4,766	—	4,766	(84)	4,682
Other comprehensive income	—	—	—	—	—	1	1	—	1
Patronage capital retirement	—	(52,978)	—	—	(52,978)	—	(52,978)	—	(52,978)
Other	(433)	—	—	—	(433)	—	(433)	(2)	(435)
Balance as of August 31, 2025	$3,191	$895,548	$1,631,609	$505,720	$3,036,068	$(2,235)	$3,033,833	$20,903	$3,054,736

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Cash flows from operating activities:
Net income	$135,426	$4,682
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(613)	(670)
Amortization of debt issuance costs and discounts	9,438	8,725
Amortization of guarantee fee	4,077	4,922
Depreciation and amortization	3,748	3,394
Provision for credit losses	3,875	1,587
Unrealized gains on equity and debt securities	(1,587)	(1,573)
Derivative forward value (gains) losses	(82,586)	52,471
Advances on loans held for sale	(166,900)	(144,500)
Proceeds from sales of loans held for sale	168,400	157,700
Changes in operating assets and liabilities:
Accrued interest receivable	79,015	(3,717)
Accrued interest payable	(1,766)	20,005
Deferred income	(224)	535
Other	(19,094)	(21,249)
Net cash provided by operating activities	131,209	82,312
Cash flows from investing activities:
(Advances) repayments on loans held for investment, net	84,257	(502,360)
Investments in fixed assets, net	(255)	(320)
Proceeds from sales and maturities of trading securities	3,586	38,920
Principal payments received under sales-type leases	270	223
Net cash provided by (used in) investing activities	87,858	(463,537)
Cash flows from financing activities:
Repayments of short-term borrowings ≤ 90 days, net	(510,414)	(338,611)
Proceeds from short-term borrowings with original maturity > 90 days	601,864	553,305
Repayments of short-term borrowings with original maturity > 90 days	(462,133)	(469,407)
Payments for issuance costs for revolving bank lines of credit	(764)	(723)
Proceeds from issuance of long-term debt, net of discounts and issuance costs	853,932	1,243,993
Payments for retirement of long-term debt	(746,459)	(485,581)
Proceeds from issuance of subordinated debt	—	3,305
Payments for issuance costs for subordinated deferrable debt	(79)	(105)
Payments for retirement of subordinated deferrable debt	(75)	—
Payments for retirement of members’ subordinated certificates	(893)	(2,235)
Additions (repayments) for membership fees, net	(1)	1
Repayments of finance leases	(271)	(224)
Net cash (used in) provided by financing activities	(265,293)	503,718
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,226)	122,493
Beginning cash, cash equivalents and restricted cash	257,418	143,122
Ending cash, cash equivalents and restricted cash	$211,192	$265,615

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Supplemental disclosure of cash flow information:
Cash paid for interest	$374,733	$346,423
Cash paid for income taxes	586	7

Noncash investing and financing activities:
Finance lease ROU assets obtained in exchange for lease obligations	$67	$340
Recognition of net investments in lease through exchange of lease ROU assets	67	340
Derecognition of lease ROU assets	(67)	(340)

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

National Cooperative Services Corporation (“NCSC”), doing business as Utility Capital Solutions, is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to its members and associates, which consist of two classes: NCSC electric and NCSC telecommunications. NCSC electric members and associates consist of members of CFC, entities eligible to be members of CFC, government or quasi-government entities that own electric utility systems that meet the Rural Electrification Act definition of “rural,” and the for-profit and not-for-profit entities that are owned, operated or controlled by, or provide significant benefit to, certain members of CFC. NCSC telecommunication (“telecom”) members and associates consist of rural telecommunications members and their affiliates.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for credit losses. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates. In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of results for the periods presented. The results in the interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026 (“this Report”) are not necessarily indicative of results that may be expected for the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
full fiscal year, and the unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2026 Form 10-K.

Certain reclassifications have been made to the presentation of information in the prior period to conform to the current-period presentation. These reclassifications had no effect on prior period net income (loss) or equity.

Our fiscal year begins on June 1 and ends on May 31. References to “Q1 FY2027” and “Q1 FY2026” refer to three months ended August 31, 2026 and 2025, respectively.

Leases

Our lease program is intended to provide equipment financing for leased assets, such as vehicles, to our members. We determine whether an arrangement is a lease and the lease classification under Accounting Standards Codification (“ASC”) Topic 842, Leases, at lease inception for all lease transactions with an initial term greater than one year. We recorded total finance lease liabilities of $7 million as of both August 31, 2026 and May 31, 2026, which were included in other liabilities on the consolidated balance sheets. Interest expenses and variable lease cost from the finance leases were not material for Q1 FY2027 and Q1 FY2026. We recorded a total net investment in leases for sales-type leases of $7 million as of both August 31, 2026 and May 31, 2026, which were included in other assets on the consolidated balance sheets. Interest income and variable lease payment income from the sales-type leases were not material for Q1 FY2027 and Q1 FY2026.

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

Table 2.1: Interest Income and Interest Expense

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Interest income:
Loans(1)	$453,159	$445,572
Cash and investment securities	1,297	1,874
Total interest income	454,456	447,446

Interest expense:(2)(3)
Short-term borrowings	45,312	50,326
Long-term debt	299,704	291,192
Subordinated debt	33,470	34,951
Total interest expense	378,486	376,469

Net interest income	$75,970	$70,977
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

Deferred income reported on our consolidated balance sheets was $29 million and $30 million as of August 31, 2026 and May 31, 2026, respectively, consisting primarily of deferred loan conversion fees of $18 million and commitment fees of $6 million as of both dates.

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

Debt Securities

The following table presents the composition of our investment debt securities portfolio and the fair value as of August 31, 2026 and May 31, 2026, reflecting the continued wind-down of this portfolio as we reduce our holdings over time.

Table 3.1: Investments in Debt Securities, at Fair Value

(Dollars in thousands)	August 31, 2026	May 31, 2026
Debt securities, at fair value:
Corporate debt securities	$27,322	$30,765
Commercial agency mortgage-backed securities (“MBS”)(1)	345	379
Total debt securities trading, at fair value	$27,667	$31,144
____________________________
(1)Consists of securities backed by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

We recognized net unrealized gains on our debt securities of less than $1 million and $1 million for Q1 FY2027 and Q1 FY2026, respectively.

We sold $1 million in principal amount of debt security during Q1 FY2027, and realized an immaterial amount of gains on the sale of the security during the period. We did not sell any debt securities during Q1 FY2026; therefore, no realized gains or losses were recorded during the period for the sale of debt securities.

Equity Securities

Our equity securities consisted of Farmer Mac Class A common stock recorded at fair value of $13 million and $11 million as of August 31, 2026 and May 31, 2026, respectively.

We recognized net unrealized gains on our equity securities of $2 million and $1 million for Q1 FY2027 and Q1 FY2026, respectively.

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

Loans to Members

Loans to members consist of loans held for investment and loans held for sale. The outstanding amount of loans held for investment is recorded based on the unpaid principal balance, net of discounts, net charge-offs and recoveries, of loans and deferred loan origination costs. The outstanding amount of loans held for sale is recorded based on the lower of cost or fair value. The following table presents loans to members by legal entity, member class and loan type, as of August 31, 2026 and May 31, 2026.

Table 4.1: Loans to Members by Member Class and Loan Type

	August 31, 2026		May 31, 2026
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Member class:
CFC:
Distribution	$30,227,582	79%	$30,085,224	78%
Power supply	6,128,758	16	6,403,396	17
Statewide and associate	263,700	—	258,397	—
Total CFC	36,620,040	95	36,747,017	95
NCSC:
Electric	1,111,967	3	1,073,794	3
Telecom	585,651	2	582,604	2
Total NCSC	1,697,618	5	1,656,398	5
Total loans outstanding(1)	38,317,658	100	38,403,415	100
Deferred loan origination costs—CFC(2)	19,660	—	18,713	—
Loans to members	$38,337,318	100%	$38,422,128	100%
Loan type:
Long-term loans:
Fixed rate	$32,624,863	85%	$32,384,884	84%
Variable rate	1,429,997	4	1,435,958	4
Total long-term loans	34,054,860	89	33,820,842	88
Line of credit loans	4,262,798	11	4,582,573	12
Total loans outstanding(1)	38,317,658	100	38,403,415	100
Deferred loan origination costs—CFC(2)	19,660	—	18,713	—
Loans to members	$38,337,318	100%	$38,422,128	100%
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

We sold CFC loans, at par for cash, totaling $168 million and $158 million during Q1 FY2027 and Q1 FY2026, respectively. We recorded immaterial losses on the sale of these loans attributable to the unamortized deferred loan origination costs associated with the transferred loans. We had loans held for sale totaling $2 million as of August 31, 2026, which were sold at par for cash in September 2026. We had loans held for sale totaling $4 million as of May 31, 2026, which were sold at par for cash during Q1 FY2027.

Accrued Interest Receivable

We report accrued interest on loans separately on our consolidated balance sheets as a component of the line item accrued interest receivable rather than as a component of loans to members. Accrued interest on loans totaled $157 million and $240 million as of August 31, 2026 and May 31, 2026, respectively. Accrued interest receivable amounts generally represent three months or less of accrued interest on loans outstanding. Because our policy is to write off past-due accrued interest receivable in a timely manner, we elected not to measure an allowance for credit losses for accrued interest receivable on loans outstanding. We also elected to exclude accrued interest receivable from the credit quality disclosures required under CECL.

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

Because we lend primarily to our rural electric utility cooperative members, we have had a loan portfolio subject to single-industry and single-obligor concentration risks since our inception in 1969. Loans outstanding to electric utility organizations of $37,732 million and $37,821 million as of August 31, 2026 and May 31, 2026, respectively, accounted for 98% of total loans outstanding as of each respective date. The remaining loans outstanding in our portfolio were to members, affiliates and associates in the telecommunications industry. Our credit exposure is partially mitigated by long-term loans guaranteed by RUS, which totaled $92 million and $95 million as of August 31, 2026 and May 31, 2026, respectively.

Single-Obligor Concentration

The outstanding loan exposure for our 20 largest borrowers totaled $7,301 million and $7,374 million as of August 31, 2026 and May 31, 2026, respectively, representing 19% of total loans outstanding as of each respective date. Our 20 largest borrowers consisted of 13 distribution systems and seven power supply systems as of August 31, 2026 and 12 distribution systems and eight power supply systems as of May 31, 2026. The largest total outstanding exposure to a single borrower or controlled group represented approximately 1% of total loans outstanding as of both August 31, 2026 and May 31, 2026.

We entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
must purchase such loan at par value. We are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $315 million and $322 million as of August 31, 2026 and May 31, 2026, respectively. Loan exposure to our 20 largest borrowers covered under the Farmer Mac agreement totaled $210 million and $214 million as of August 31, 2026 and May 31, 2026, respectively, which reduced our exposure to the 20 largest borrowers to approximately $7,091 million and $7,160 million of our total loans outstanding as of each respective date. We have had no loan defaults for loans covered under this agreement; therefore, no loans have been put to Farmer Mac for purchase pursuant to the standby purchase agreement as of August 31, 2026.

Geographic Concentration

Although our organizational structure and mission result in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States. The consolidated number of borrowers with loans outstanding totaled 896, located in 49 states and the District of Columbia as of August 31, 2026, compared with 903 borrowers located in 49 states as of May 31, 2026. Of the 896 and 903 borrowers with loans outstanding, 49 and 50 were electric power supply borrowers as of August 31, 2026 and May 31, 2026, respectively. Electric power supply borrowers generally require significantly more capital than electric distribution and telecommunications borrowers.

Texas, which had 66 and 67 borrowers with loans outstanding as of August 31, 2026 and May 31, 2026, respectively, accounted for the largest number of borrowers with loans outstanding in any one state as of each respective date, as well as the largest concentration of loan exposure in any one state. Loans outstanding to Texas-based borrowers totaled $6,359 million and $6,403 million as of August 31, 2026 and May 31, 2026, respectively, and accounted for approximately 17% of total loans outstanding as of each respective date. Of the loans outstanding to Texas-based borrowers, $107 million and $109 million as of August 31, 2026 and May 31, 2026, respectively, were covered by the Farmer Mac standby purchase commitment agreement, which reduced our credit risk exposure to Texas-based borrowers to $6,252 million and $6,294 million as of each respective date.

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

Payment Status of Loans

Loans are considered delinquent when contractual principal or interest amounts become past due 30 days or more following the scheduled payment due date. The following table presents the payment status, by legal entity and member class, of loans outstanding as of August 31, 2026 and May 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.2: Payment Status of Loans Outstanding

	August 31, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$30,227,582	$—	$—	$—	$30,227,582	$—
Power supply	6,128,758	—	—	—	6,128,758	5,000
Statewide and associate	263,700	—	—	—	263,700	—
Total CFC	36,620,040	—	—	—	36,620,040	5,000
NCSC:
Electric	1,111,967	—	—	—	1,111,967	—
Telecom	585,651	—	—	—	585,651	—
Total NCSC	1,697,618	—	—	—	1,697,618	—
Total loans outstanding	$38,317,658	$—	$—	$—	$38,317,658	$5,000

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.01%

	May 31, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans Outstanding	Nonaccrual Loans
Member class:
CFC:
Distribution	$30,085,224	$—	$—	$—	$30,085,224	$—
Power supply	6,403,396	—	—	—	6,403,396	7,500
Statewide and associate	258,397	—	—	—	258,397	—
Total CFC	36,747,017	—	—	—	36,747,017	7,500
NCSC:
Electric	1,073,794	—	—	—	1,073,794	—
Telecom	582,604	—	—	—	582,604	—
Total NCSC	1,656,398	—	—	—	1,656,398	—
Total loans outstanding	$38,403,415	$—	$—	$—	$38,403,415	$7,500

Percentage of total loans	100.00%	—%	—%	—%	100.00%	0.02%

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

We had no loan modifications to borrowers experiencing financial difficulty entered during Q1 FY2027 and Q1 FY2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans on Nonaccrual Status

We had a loan to one CFC electric power supply borrower of $5 million and $8 million that was on nonaccrual status, which represented 0.01% and 0.02% of total loans outstanding as of August 31, 2026 and May 31, 2026, respectively. The decrease in this outstanding loan balance was due to a loan repayment received during Q1 FY2027. In September 2026, we received a $2 million payment on the loan, which further reduced its outstanding balance to $3 million.

Net Charge-Offs

We had no charge-offs during Q1 FY2027 and Q1 FY2026. Over the past five years, we had three borrower defaults resulting in $14 million of charge-offs. Our electric utility loan portfolio has historically experienced low levels of credit losses.

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

Table 4.3 displays total loans outstanding, by borrower risk rating category and by legal entity and member class, as of August 31, 2026 and May 31, 2026. The borrower risk rating categories presented below correspond to the borrower risk rating categories used in calculating our collective allowance for credit losses. If a parent company provides a guarantee of full repayment of loans of a subsidiary borrower and has a better risk rating, we include the loans outstanding in the borrower risk-rating category of the guarantor parent company rather than the risk rating category of the subsidiary borrower for purposes of calculating the collective allowance.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We present term loans outstanding as of August 31, 2026 and May 31, 2026, by fiscal year of origination for each year during the five-year annual reporting period beginning in fiscal year 2023 and 2022, and in the aggregate for periods prior to fiscal year 2023 and 2022, respectively. The origination period represents the date CFC advances funds to a borrower, rather than the execution date of a loan facility for a borrower. Revolving loans are presented separately. The substantial majority of loans in our portfolio represent fixed-rate advances under secured long-term facilities with terms up to 35 years, and as indicated in Table 4.3 below, term loan advances made to borrowers prior to fiscal year 2023 totaled $21,343 million, representing 56% of our total loans outstanding as of August 31, 2026. In comparison, term loan advances made to borrowers prior to fiscal year 2022 totaled $19,273 million, representing 50% of our total loans outstanding as of May 31, 2026. The average remaining maturity of our long-term loans, which accounted for 89% and 88% of total loans outstanding as of August 31, 2026 and May 31, 2026, respectively, was 19 years, as of each respective date.

Table 4.3: Loans Outstanding by Borrower Risk Ratings and Origination Year

	August 31, 2026
	Term Loans by Fiscal Year of Origination
(Dollars in thousands)	Q1 FY2027	2026	2025	2024	2023	Prior	Revolving Loans	Total
Pass
CFC:
Distribution	$725,865	$2,252,924	$2,166,390	$2,399,047	$2,251,870	$17,373,407	$2,868,306	$30,037,809
Power supply	94,559	620,042	318,231	478,876	426,350	3,349,489	836,211	6,123,758
Statewide and associate	3,000	—	6,264	35,622	53,621	23,287	132,833	254,627
Total CFC	823,424	2,872,966	2,490,885	2,913,545	2,731,841	20,746,183	3,837,350	36,416,194
NCSC:
Electric	43,553	137,322	78,266	87,989	228,018	330,865	205,954	1,111,967
Telecom	16,613	107,064	49,333	107,286	18,458	233,546	53,351	585,651
Total NCSC	60,166	244,386	127,599	195,275	246,476	564,411	259,305	1,697,618
Total pass	$883,590	$3,117,352	$2,618,484	$3,108,820	$2,978,317	$21,310,594	$4,096,655	$38,113,812

Special mention
CFC:
Distribution	$—	$556	$—	$355	$4,032	$18,687	$166,143	$189,773
Statewide and associate	—	—	—	—	—	9,073	—	9,073
Total CFC	—	556	—	355	4,032	27,760	166,143	198,846
Total special mention	$—	$556	$—	$355	$4,032	$27,760	$166,143	$198,846

Substandard
Total substandard	$—	$—	$—	$—	$—	$—	$—	$—

Doubtful
CFC power supply	$—	$—	$—	$—	$—	$5,000	$—	$5,000
Total doubtful	$—	$—	$—	$—	$—	$5,000	$—	$5,000

Total criticized loans	$—	$556	$—	$355	$4,032	$32,760	$166,143	$203,846
Total loans outstanding	$883,590	$3,117,908	$2,618,484	$3,109,175	$2,982,349	$21,343,354	$4,262,798	$38,317,658

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

Criticized loans totaled $204 million and $207 million as of August 31, 2026 and May 31, 2026, respectively, and represented approximately 1% of total loans outstanding as of each respective date. The decrease in criticized loans was primarily due to a $3 million payment received during Q1 FY2027 from a CFC electric power supply borrower in the doubtful category, as discussed below. Each of the borrowers with loans outstanding in the criticized category was current with regard to all principal and interest amounts due to us as of August 31, 2026 and May 31, 2026.

Special Mention

One CFC electric distribution borrower with loans outstanding of $190 million and $189 million as of August 31, 2026 and May 31, 2026, respectively, accounted for the substantial majority of loans in the special mention loan category amount of $199 million as of each respective date. This borrower experienced an adverse financial impact from restoration costs incurred to repair damage caused by two successive hurricanes. We expect that the borrower will continue to receive grant funds from the Federal Emergency Management Agency and the state where it is located for the full reimbursement of the hurricane damage-related restoration costs.

Substandard

We did not have any loans classified as substandard as of August 31, 2026 or May 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Doubtful

We had one loan outstanding classified as doubtful totaling $5 million and $8 million to a CFC electric power supply borrower as of August 31, 2026 and May 31, 2026, respectively, which was also on nonaccrual status as of each respective date. The reduction in this outstanding loan balance reflected a $3 million payment received during Q1 FY2027. In September 2026, we received an additional $2 million payment on the loan, which further reduced its outstanding balance to $3 million.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table presents unadvanced loan commitments, by member class and by loan type, as of August 31, 2026 and May 31, 2026.

Table 4.4: Unadvanced Commitments by Member Class and Loan Type(1)

(Dollars in thousands)	August 31, 2026	May 31, 2026
Member class:
CFC:
Distribution	$14,177,129	$13,576,857
Power supply	5,788,652	5,501,553
Statewide and associate	201,708	212,108
Total CFC	20,167,489	19,290,518
NCSC:
Electric	399,309	359,203
Telecom	368,277	364,178
Total NCSC	767,586	723,381
Total unadvanced commitments	$20,935,075	$20,013,899

Loan type:(2)
Long-term loans:
Fixed rate	$—	$—
Variable rate	9,040,261	8,397,685
Total long-term loans	9,040,261	8,397,685
Line of credit loans	11,894,814	11,616,214
Total unadvanced commitments	$20,935,075	$20,013,899
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

The following table displays, by loan type, the available balance under unadvanced loan commitments as of August 31, 2026, and the related maturities in each fiscal year during the five-year period ending May 31, 2031, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.5: Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2027	2028	2029	2030	2031	Thereafter
Line of credit loans	$11,894,814	$764,637	$5,997,253	$1,842,603	$1,551,490	$1,239,945	$498,886
Long-term loans	9,040,261	681,874	1,141,033	1,693,568	1,809,057	3,068,900	645,829
Total	$20,935,075	$1,446,511	$7,138,286	$3,536,171	$3,360,547	$4,308,845	$1,144,715

Unadvanced line of credit commitments accounted for 57% of total unadvanced loan commitments as of August 31, 2026. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility when a material adverse change has occurred.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $20,935 million as of August 31, 2026 is not necessarily representative of our future funding requirements.

Our unadvanced long-term loan commitments typically have a five-year draw period under which a borrower may draw funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $9,040 million will be advanced prior to the expiration of the commitment.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $17,027 million and $16,288 million as of August 31, 2026 and May 31, 2026, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,908 million and $3,726 million as of August 31, 2026 and May 31, 2026, respectively. We are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under unconditional committed lines of credit as of August 31, 2026, and the related maturity amounts in each fiscal year during the five-year period ending May 31, 2031, and thereafter.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 4.6: Unconditional Committed Lines of Credit—Available Balance

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2027	2028	2029	2030	2031	Thereafter
Committed lines of credit	$3,908,439	$10,000	$780,981	$1,093,850	$767,184	$879,427	$376,997

Pledged Collateral—Loans

We are required to pledge eligible mortgage notes or other collateral in an amount at least equal to the outstanding balance of our secured debt. Table 4.7 displays the borrowing amount under each of our secured borrowing agreements and the corresponding loans outstanding pledged as collateral as of August 31, 2026 and May 31, 2026. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” in this Report for information on our secured borrowings and other borrowings.

Table 4.7: Pledged Loans

(Dollars in thousands)	August 31, 2026	May 31, 2026
Collateral trust bonds:
2007 indenture:
Collateral trust bonds outstanding	$6,661,283	$6,665,191
Pledged collateral:
Distribution system mortgage notes pledged	7,328,520	7,597,147
RUS-guaranteed loans qualifying as permitted investments pledged	92,107	95,152
Total pledged collateral	7,420,627	7,692,299

1994 indenture:
Collateral trust bonds outstanding	$5,000	$5,000
Pledged collateral:
Distribution system mortgage notes pledged	6,741	7,155

Guaranteed Underwriter Program:
Notes payable outstanding	$5,284,047	$5,338,722
Pledged collateral:
Distribution and power supply system mortgage notes pledged	6,641,297	6,744,950

Farmer Mac:
Notes payable outstanding	$3,866,451	$3,911,993
Pledged collateral:
Distribution and power supply system mortgage notes pledged	4,742,964	4,837,570

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

Table 5.1: Changes in Allowance for Credit Losses

	Q1 FY2027
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2026	$16,625	$6,661	$970	$24,256	$4,108	$1,583	$5,691	$29,947
Provision for credit losses	312	1,306	15	1,633	1,728	514	2,242	3,875
Balance as of August 31, 2026	$16,937	$7,967	$985	$25,889	$5,836	$2,097	$7,933	$33,822

	Q1 FY2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Balance as of May 31, 2025	$18,473	$15,456	$1,100	$35,029	$3,818	$1,768	$5,586	$40,615
Provision (benefit) for credit losses	1,002	95	(12)	1,085	472	30	502	1,587
Balance as of August 31, 2025	$19,475	$15,551	$1,088	$36,114	$4,290	$1,798	$6,088	$42,202

The following tables present, by legal entity and member class, the components of our allowance for credit losses as of August 31, 2026 and May 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 5.2: Allowance for Credit Losses Components

	August 31, 2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$16,937	$7,924	$985	$25,846	$5,836	$2,097	$7,933	$33,779
Asset-specific allowance	—	43	—	43	—	—	—	43
Total allowance for credit losses	$16,937	$7,967	$985	$25,889	$5,836	$2,097	$7,933	$33,822

Loans outstanding:(1)
Collectively evaluated loans	$30,224,580	$6,123,758	$263,700	$36,612,038	$1,111,967	$585,651	$1,697,618	$38,309,656
Individually evaluated loans	3,002	5,000	—	8,002	—	—	—	8,002
Total loans outstanding	$30,227,582	$6,128,758	$263,700	$36,620,040	$1,111,967	$585,651	$1,697,618	$38,317,658

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.13%	0.37%	0.07%	0.52%	0.36%	0.47%	0.09%
Asset-specific allowance coverage ratio(3)	—	0.86	—	0.54	—	—	—	0.54
Total allowance coverage ratio(4)	0.06	0.13	0.37	0.07	0.52	0.36	0.47	0.09

	May 31, 2026
(Dollars in thousands)	CFC Distribution	CFC Power Supply	CFC Statewide & Associate	CFC Total	NCSC Electric	NCSC Telecom	NCSC Total	Total
Allowance components:
Collective allowance	$16,625	$6,558	$970	$24,153	$4,108	$1,583	$5,691	$29,844
Asset-specific allowance	—	103	—	103	—	—	—	103
Total allowance for credit losses	$16,625	$6,661	$970	$24,256	$4,108	$1,583	$5,691	$29,947

Loans outstanding:(1)
Collectively evaluated loans	$30,081,853	$6,395,896	$258,397	$36,736,146	$1,073,794	$582,604	$1,656,398	$38,392,544
Individually evaluated loans	3,371	7,500	—	10,871	—	—	—	10,871
Total loans outstanding	$30,085,224	$6,403,396	$258,397	$36,747,017	$1,073,794	$582,604	$1,656,398	$38,403,415

Allowance coverage ratios:
Collective allowance coverage ratio(2)	0.06%	0.10%	0.38%	0.07%	0.38%	0.27%	0.34%	0.08%
Asset-specific allowance coverage ratio(3)	—	1.37	—	0.95	—	—	—	0.95
Total allowance coverage ratio(4)	0.06	0.10	0.38	0.07	0.38	0.27	0.34	0.08
____________________________
(1)Represents the unpaid principal amount of loans as of the end of each period. Excludes unamortized deferred loan origination costs of $20 million and $19 million as of August 31, 2026 and May 31, 2026, respectively.
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

Our allowance for credit losses and allowance coverage ratio increased to $34 million and 0.09%, respectively, as of August 31, 2026, compared with $30 million and 0.08%, respectively, as of May 31, 2026. The $4 million increase in the allowance for credit losses was attributable to an increase in the collective allowance, driven primarily by longer weighted-average remaining maturity of our loan portfolio and higher credit risk associated with certain borrowers, partially offset by an improvement in the overall credit quality and risk profile of the loan portfolio.

Reserve for Credit Losses—Unadvanced Loan Commitments

In addition to the allowance for credit losses for our loan portfolio, we maintain an allowance for credit losses for unadvanced loan commitments, which we refer to as our reserve for credit losses because this amount is reported as a component of other liabilities on our consolidated balance sheets. We measure the reserve for credit losses for unadvanced loan commitments based on expected credit losses over the contractual period of our exposure to credit risk arising from our obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for credit losses related to our off-balance sheet exposure for unadvanced loan commitments was less than $1 million as of both August 31, 2026 and May 31, 2026.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,789 million and $5,160 million as of August 31, 2026 and May 31, 2026, respectively, and accounted for 13% and 14% of total debt outstanding as of each respective date. The following table provides information on our short-term borrowings as of August 31, 2026 and May 31, 2026.

Table 6.1: Short-Term Borrowings Sources

	August 31, 2026		May 31, 2026
(Dollars in thousands)	Amount	% of Total Debt Outstanding	Amount	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,695,026	5%	$2,338,411	7%
Commercial paper sold directly to members, at par	971,657	2	882,692	2
Total commercial paper	2,666,683	7	3,221,103	9
Select notes to members	1,474,693	4	1,361,207	4
Daily liquidity fund notes to members	353,594	1	253,271	—
Medium-term notes sold to members	294,118	1	324,190	1
Total short-term borrowings	$4,789,088	13%	$5,159,771	14%

Committed Bank Revolving Line of Credit Agreements

The following table presents the amount available for access under our bank revolving line of credit agreements as of August 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 6.2: Committed Bank Revolving Line of Credit Agreements Available Amounts

	August 31, 2026
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Amount Available for Access	Maturity	Annual Facility Fee(1)
Bank revolving agreements:
3-year agreement	$50	$—	$50	November 28, 2027	7.5 bps
3-year agreement	1,695	—	1,695	November 28, 2028	7.5 bps
Total 3-year agreement	1,745	—	1,745

4-year agreement	1,755	7	1,748	November 28, 2029	10.0 bps
Total	$3,500	$7	$3,493
____________________________
(1)Facility fee based on CFC’s senior unsecured credit ratings in accordance with the established pricing schedules at the inception of the related agreement.

As of August 31, 2026, the total commitment amount under the three-year facility and the four-year facility was $1,745 million and $1,755 million, respectively, resulting in a combined total commitment amount under the two facilities of $3,500 million. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of August 31, 2026; however, we had letters of credit outstanding of $7 million under the four-year committed bank revolving agreement as of this date. These agreements allow us to request up to $300 million of letters of credit, which, if requested, would result in a reduction in the total amount available for our use. We were in compliance with all covenants and conditions under the agreements as of August 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays, by debt product type, long-term debt outstanding as of August 31, 2026 and May 31, 2026. Long-term debt outstanding totaled $28,461 million and $28,346 million as of August 31, 2026 and May 31, 2026, respectively, and accounted for 80% and 79% of total debt outstanding as of each respective date.

Table 7.1: Long-Term Debt by Debt Product Type

(Dollars in thousands)	August 31, 2026	May 31, 2026
Secured long-term debt:
Collateral trust bonds(1)	$6,666,283	$6,670,191
Unamortized premium (discount), net	(136,326)	(140,322)
Debt issuance costs	(26,427)	(27,466)
Total collateral trust bonds	6,503,530	6,502,403
Guaranteed Underwriter Program notes payable	5,284,047	5,338,722
Farmer Mac notes payable	3,866,451	3,911,993
Total secured notes payable	9,150,498	9,250,715
Total secured long-term debt	15,654,028	15,753,118
Unsecured long-term debt:
Medium-term notes sold through dealers(2)	12,422,738	12,242,476
Medium-term notes sold to members	411,863	376,726
Medium-term notes sold through dealers and to members	12,834,601	12,619,202
Unamortized premium (discount), net	1	551
Debt issuance costs	(27,192)	(26,937)
Total unsecured long-term debt	12,807,410	12,592,816
Total long-term debt	$28,461,438	$28,345,934
____________________________
(1)Collateral trust bonds represent secured obligations sold to investors in the capital markets, including those issued through both public offerings and private placement transactions.
(2)Amount includes medium-term notes issued to both institutional and retail investors in the capital markets.

Secured Debt

Long-term secured debt of $15,654 million and $15,753 million as of August 31, 2026 and May 31, 2026, respectively, represented 55% and 56% of total long-term debt outstanding as of each respective date. We were in compliance with all covenants and conditions under our secured debt indentures as of August 31, 2026 and May 31, 2026. We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. See “Note 4—Loans” in this Report for information on pledged collateral under our secured debt agreements.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. We repaid $4 million in principal amount of collateral trust bonds that matured during Q1 FY2027.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Guaranteed Underwriter Program Notes Payable

We repaid $55 million of notes payable outstanding under the USDA Guaranteed Underwriter Program (the “Guaranteed Underwriter Program”) during Q1 FY2027. We had up to $1,800 million funding available to us under the Guaranteed Underwriter Program from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) as of August 31, 2026.

On September 8, 2026, we executed a commitment letter for the guarantee by RUS of an additional $455 million loan facility from the FFB under the Guaranteed Underwriter Program. On September 21, 2026, we advanced $300 million under an existing facility within the Guaranteed Underwriter Program.

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

During Q1 FY2027, we repaid $46 million in long-term notes under the Farmer Mac revolving note purchase agreement. As of August 31, 2026, $3,866 million was outstanding with $2,634 million available for borrowing.

We are required to pledge eligible electric distribution system or electric power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under this agreement.

Unsecured Debt

Long-term unsecured debt of $12,807 million and $12,593 million as of August 31, 2026 and May 31, 2026, respectively, represented 45% and 44% of total long-term debt outstanding as of each respective date.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members. During Q1 FY2027, we issued dealer medium-term notes to institutional investors totaling $800 million, of which $500 million was at a fixed interest rate of 5.00% with a term of five years and $300 million was at a floating interest rate with a term of 18 months. We also issued an aggregate principal amount of $1 million dealer medium-term notes to retail investors during Q1 FY2027. We repaid $621 million in principal amount of dealer medium-term notes during Q1 FY2027.

On September 8, 2026, notice was provided to investors that we would redeem all $400 million in principal amount of our 5.60% medium-term notes due 2026 (the “2026 Notes”) on October 13, 2026. The 2026 Notes were redeemed at par, plus

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
accrued interest. We recognized an immaterial amount of losses on early extinguishment of debt related to unamortized discount and debt issuance costs upon redemption of the 2026 Notes.

See “Note 7—Long-Term Debt” in our 2026 Form 10-K for more information on our various long-term debt product types.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt represents long-term debt that is subordinated to all debt other than subordinated certificates held by our members. We had subordinated deferrable debt outstanding of $1,310 million as of both August 31, 2026 and May 31, 2026, which accounted for 4% of total debt outstanding as of each respective date.

See “Note 8—Subordinated Deferrable Debt” in our 2026 Form 10-K for additional information on the terms and conditions, including maturity and call dates, of our subordinated deferrable debt outstanding.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are an end user of derivative financial instruments and do not engage in derivative trading. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions. Our derivative instruments are an integral part of our interest rate risk-management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily consist of interest rate swaps, which we typically hold to maturity. In addition, we may use treasury locks to manage the interest rate risk associated with future debt issuance or debt that is scheduled to reprice in the future. We typically designate the treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of August 31, 2026 and May 31, 2026. We provide a discussion of our accounting for derivatives policy in “Note 1—Summary of Significant Accounting Policies” in our 2026 Form 10-K.

Notional Amount of Derivatives Not Designated as Accounting Hedges

The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged, nor recorded on our consolidated balance sheets. The following table shows, by derivative instrument type, the notional amount, the weighted-average interest rate paid and the weighted-average interest rate received for our interest rate swaps as of August 31, 2026 and May 31, 2026. For the substantial majority of interest rate swap agreements, the daily compounded Secured Overnight Financing Rate (“SOFR”) is used as the basis for determining variable interest payment amounts each period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.1: Derivative Notional Amount and Weighted-Average Rates

	August 31, 2026			May 31, 2026
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,440,110	2.87%	3.85%	$5,380,215	2.84%	3.83%
Receive-fixed swaps	1,162,723	3.95	3.80	1,163,968	3.94	3.80
Total interest rate swaps	$6,602,833	3.06	3.84	$6,544,183	3.03	3.82
Forward pay-fixed swaps	—			21,350
Total	$6,602,833			$6,565,533

Cash Flow Hedges

During Q1 FY2027, we executed one treasury lock agreement with a notional amount of $100 million to hedge interest rate risk on anticipated debt issuance. We terminated the treasury lock upon the pricing of the debt issuance and recorded a net gain of less than $1 million in accumulated other comprehensive income (“AOCI”), which is reclassified into interest expense over the term of the related debt.

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities, by derivative type, recorded on our consolidated balance sheets and the related outstanding notional amount as of August 31, 2026 and May 31, 2026.

Table 9.2: Derivative Assets and Liabilities at Fair Value

	August 31, 2026		May 31, 2026
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount(1)
Derivative assets:
Interest rate swaps	$637,736	$5,475,490	$554,116	$5,550,124
Total derivative assets	$637,736	$5,475,490	$554,116	$5,550,124

Derivative liabilities:
Interest rate swaps	$32,448	$1,127,343	$31,414	$1,015,409
Total derivative liabilities	$32,448	$1,127,343	$31,414	$1,015,409
___________________________
(1)The notional amount as of May 31, 2026 included $21 million of a forward starting swap, as shown above in Table 9.1: Derivative Notional Amount and Weighted-Average Rates, with an effective start date in June 2026. The fair value of the swap as of May 31, 2026 is included in the above table and in our consolidated financial statements.

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, we report derivative asset and liability amounts on a gross basis by individual contract. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of August 31, 2026 and May 31, 2026, and provides information on the impact of netting provisions under our master swap agreements and collateral pledged, if any.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 9.3: Derivative Gross and Net Amounts

	August 31, 2026
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$637,736	$—	$637,736	$31,959	$—	$605,777

Derivative liabilities:
Interest rate swaps	32,448	—	32,448	31,959	—	489

	May 31, 2026
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$554,116	$—	$554,116	$30,572	$—	$523,544

Derivative liabilities:
Interest rate swaps	31,414	—	31,414	30,572	—	842

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

Table 9.4: Derivative Gains (Losses)

(Dollars in thousands)	Q1 FY2027	Q1 FY2026
Derivative gains (losses) attributable to:
Derivative cash settlements interest income	$14,030	$20,267
Derivative forward value gains (losses)	82,586	(52,471)
Derivative gains (losses)	$96,616	$(32,204)

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

During Q1 FY2027, Fitch affirmed CFC’s credit ratings and stable outlook. Our senior unsecured credit ratings from Moody’s, S&P and Fitch were A2, A- and A, respectively, as of August 31, 2026. Moody’s, S&P and Fitch had our ratings on stable outlook as of August 31, 2026. Our credit ratings and outlook remain unchanged as of the date of this Report.

The following table displays the notional amounts of our derivative contracts with mutual rating triggers as of August 31, 2026, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assume that amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements with the counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 9.5: Derivative Credit Rating Trigger Exposure

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net Receivable (Payable)
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$14,000	$(298)	$—	$(298)
Falls below Baa1/BBB+	3,284,282	(331)	301,202	300,871
Falls to or below Baa2/BBB(2)	520,875	—	23,481	23,481
Falls below Baa2/BBB	913,168	—	98,921	98,921
Total	$4,732,325	$(629)	$423,604	$422,975
____________________________
(1)Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2)Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

In addition, we have interest rate swaps with one counterparty that are subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively. The outstanding notional amount of these swaps, which is not included in the above table, totaled $572 million as of August 31, 2026. These swaps were in an unrealized gain position of $47 million as of August 31, 2026.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was approximately $1 million as of August 31, 2026.

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

We had 12 active derivative counterparties with credit ratings ranging from Aa1 to Baa1 by Moody’s as of both August 31, 2026 and May 31, 2026, and from AA- to BBB+ by S&P as of both August 31, 2026 and May 31, 2026. Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 25% of the total outstanding notional amount of our derivatives as of both August 31, 2026 and May 31, 2026. We believe our exposure to derivative counterparty risk, at any point in time, is equal to the amount of our outstanding derivatives in a net gain position, at the individual counterparty level based on the legally enforceable netting provisions under our master swap agreements, which totaled $606 million and $524 million as of August 31, 2026 and May 31, 2026, respectively, as presented in Table 9.3 above.

NOTE 10—EQUITY

Total equity increased $73 million to $3,385 million as of August 31, 2026, compared with May 31, 2026. The increase was attributable to our reported net income of $135 million for Q1 FY2027, partially offset by the CFC Board of Directors’ authorized patronage capital retirement of $62 million in July 2026, as discussed below.

Allocation of Net Earnings and Retirement of Patronage Capital

The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted net income, which excludes the impact of derivative forward value gains (losses). See “MD&A—Non-GAAP Financial Measures and Reconciliations” in this Report for information on adjusted net income. In May 2026, the CFC Board of Directors authorized the allocation of $1 million of net earnings for fiscal year 2026 to the cooperative educational fund. In July 2026, the CFC Board of Directors authorized the allocation of net earnings for fiscal year 2026 as follows: $72 million to members in the form of patronage capital and $172 million to the members’ capital reserve.

In July 2026, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $62 million, of which $36 million represented 50% of the patronage capital allocation for fiscal year 2026 and $26 million represented the portion of the allocation from net earnings for fiscal year 2001 that had been held for 25 years pursuant to the CFC Board of Directors’ policy. The authorized patronage capital retirement amount of $62 million was returned to members in cash in September 2026. The remaining portion of the patronage capital allocation for fiscal year 2026 will be retained by CFC for 25 years pursuant to the guidelines adopted by the CFC Board of Directors in June 2009.

See “Note 11—Equity” in our 2026 Form 10-K for additional information on our policy for allocation and retirement of patronage capital.

Accumulated Other Comprehensive Income (Loss)

The following table presents, by component, changes in AOCI for the periods presented and the balance of each component as of the end of each respective period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

	Q1 FY2027			Q1 FY2026
(Dollars in thousands)	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total	Unrealized Gains on Derivative Hedges(1)	Unrealized Losses on Defined Benefit Plans(2)	Total
Beginning balance	$2,465	$(4,834)	$(2,369)	$2,935	$(5,171)	$(2,236)
Changes in unrealized gains	167	—	167	—	—	—
Realized (gains) losses reclassified to earnings	(118)	115	(3)	(118)	119	1
Ending balance	$2,514	$(4,719)	$(2,205)	$2,817	$(5,052)	$(2,235)
____________________________
(1) Derivative gains reclassified to earnings were included in the interest expense line item in our consolidated statements of operations.
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

The following table displays the notional amount of our outstanding guarantee obligations, by guarantee type and by member class, as of August 31, 2026 and May 31, 2026.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 11.1: Guarantees Outstanding by Type and Member Class

(Dollars in thousands)	August 31, 2026	May 31, 2026
Guarantee type:
Long-term tax-exempt bonds(1)	$45,215	$47,100
Letters of credit(2)	1,019,319	1,033,710
Other guarantees	184,032	184,884
Total	$1,248,566	$1,265,694

Member class:
CFC:
Distribution	$516,019	$508,383
Power supply	601,063	614,234
Statewide and associate(3)	43,830	45,065
Total CFC	1,160,912	1,167,682
NCSC electric	87,654	98,012
Total	$1,248,566	$1,265,694
____________________________
(1)Represents the outstanding principal amount of long-term variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit, which also includes interest due, if any.
(3)Includes CFC guarantees to NCSC telecom members totaling $36 million and $37 million as of August 31, 2026 and May 31, 2026, respectively.

We had guarantees outstanding totaling $1,249 million and $1,266 million as of August 31, 2026 and May 31, 2026, respectively. Guarantees under which our right of recovery from our members was not secured totaled $902 million and $910 million as of August 31, 2026 and May 31, 2026, respectively, and represented 72% of total guarantees as of each respective date. We were not required to perform pursuant to any of our guarantee obligations during Q1 FY2027 or Q1 FY2026.

Long-term tax-exempt bonds of $45 million and $47 million as of August 31, 2026 and May 31, 2026, respectively, consist of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable-rate or variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2037.

Of the outstanding letters of credit of $1,019 million and $1,034 million as of August 31, 2026 and May 31, 2026, respectively, $277 million and $284 million were secured as of each respective date. The maturities for the outstanding letters of credit as of August 31, 2026 extend through calendar year 2044.

In addition to the outstanding letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2026, we may be required to issue up to an additional $101 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2026. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the master letter of credit facility

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
was approved and confirm that the borrower is currently in compliance with the terms and conditions of the agreement governing the facility.

The maximum potential exposure for other guarantees was $184 million and $185 million as of August 31, 2026 and May 31, 2026, respectively, of which $25 million was secured as of both August 31, 2026 and May 31, 2026. The maturities for these other guarantees listed in the table above extend through calendar year 2030.

In addition to the guarantees described above, we were also the liquidity provider for $45 million and $47 million of variable-rate tax-exempt bonds as of August 31, 2026 and May 31, 2026, respectively, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during Q1 FY2027 or Q1 FY2026.

Guarantee Liability

We recorded a total guarantee liability for noncontingent and contingent exposures related to guarantees and liquidity obligations of $16 million and $17 million as of August 31, 2026 and May 31, 2026, respectively. The noncontingent guarantee liability, which pertains to our obligation to stand ready to perform over the term of our guarantees and liquidity obligations we have entered into or modified and accounts for the substantial majority of our guarantee liability, totaled $15 million and $16 million as of August 31, 2026 and May 31, 2026, respectively. The remaining amount pertains to our contingent guarantee exposures.

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

The following table presents the carrying value and estimated fair value of all of our financial instruments, including those carried at amortized cost, as of August 31, 2026 and May 31, 2026. The table also displays the classification level within the fair value hierarchy based on the degree of observability of the inputs used in the valuation technique for estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 12.1: Fair Value of Financial Instruments

	August 31, 2026		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$202,542	$202,542	$202,542	$—	$—
Restricted cash	8,650	8,650	8,650	—	—
Equity securities, at fair value	12,551	12,551	12,551	—	—
Debt securities trading, at fair value	27,667	27,667	—	27,667	—
Deferred compensation investments	9,194	9,194	9,194	—	—
Loans to members, net	38,303,496	35,295,268	—	—	35,295,268
Accrued interest receivable	185,937	185,937	—	185,937	—
Derivative assets	637,736	637,736	—	637,736	—
Total financial assets	$39,387,773	$36,379,545	$232,937	$851,340	$35,295,268

Liabilities:
Short-term borrowings	$4,789,088	$4,790,295	$—	$4,790,295	$—
Long-term debt	28,461,438	27,521,795	—	18,997,141	8,524,654
Accrued interest payable	306,740	306,740	—	306,740	—
Guarantee liability	15,939	17,290	—	—	17,290
Derivative liabilities	32,448	32,448	—	32,448	—
Deferred compensation liability	9,194	9,194	9,194	—	—
Subordinated deferrable debt	1,310,162	1,254,821	210,050	1,044,771	—
Members’ subordinated certificates	1,127,347	1,127,347	—	—	1,127,347
Total financial liabilities	$36,052,356	$35,059,930	$219,244	$25,171,395	$9,669,291

	May 31, 2026		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,819	$248,819	$248,819	$—	$—
Restricted cash	8,599	8,599	8,599	—	—
Equity securities, at fair value	11,021	11,021	11,021	—	—
Debt securities trading, at fair value	31,144	31,144	—	31,144	—
Deferred compensation investments	9,011	9,011	9,011	—	—
Loans to members, net	38,392,181	35,853,501	—	—	35,853,501
Accrued interest receivable	264,952	264,952	—	264,952	—
Derivative assets	554,116	554,116	—	554,116	—
Total financial assets	$39,519,843	$36,981,163	$277,450	$850,212	$35,853,501

Liabilities:
Short-term borrowings	$5,159,771	$5,161,495	$—	$5,161,495	$—
Long-term debt	28,345,934	27,715,985	—	18,993,254	8,722,731
Accrued interest payable	308,506	308,506	—	308,506	—
Guarantee liability	16,847	18,236	—	—	18,236
Derivative liabilities	31,414	31,414	—	31,414	—
Deferred compensation liability	9,011	9,011	9,011	—	—
Subordinated deferrable debt	1,310,282	1,317,026	236,320	1,080,706	—
Members’ subordinated certificates	1,128,240	1,128,240	—	—	1,128,240
Total financial liabilities	$36,310,005	$35,689,913	$245,331	$25,575,375	$9,869,207

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For additional information regarding fair value measurements, the fair value hierarchy and a description of the methodologies we use to estimate fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2026 Form 10-K.

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data include but are not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers into or out of Level 3 of the fair value hierarchy during Q1 FY2027 or Q1 FY2026.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying value and fair value of financial instruments reported in our consolidated financial statements at fair value on a recurring basis as of August 31, 2026 and May 31, 2026, and the classification of the valuation technique within the fair value hierarchy. We did not have any assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs during Q1 FY2027 or Q1 FY2026.

Table 12.2: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	August 31, 2026			May 31, 2026
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Equity securities, at fair value	$12,551	$—	$12,551	$11,021	$—	$11,021
Debt securities trading, at fair value	—	27,667	27,667	—	31,144	31,144
Deferred compensation investments	9,194	—	9,194	9,011	—	9,011
Derivative assets	—	637,736	637,736	—	554,116	554,116

Liabilities:
Derivative liabilities	$—	$32,448	$32,448	$—	$31,414	$31,414
Deferred compensation liability	9,194	—	9,194	9,011	—	9,011

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis on our consolidated balance sheets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as in the application of the lower of cost or fair value accounting or when we evaluate assets for impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during Q1 FY2027 or Q1 FY2026.

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

NCSC creditors have no recourse against CFC in the event of a default by NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of the VIE included in CFC’s consolidated financial statements, after intercompany eliminations, which include NCSC’s consolidated assets and liabilities as of August 31, 2026 and May 31, 2026.

Table 13.1: Consolidated Assets and Liabilities of Variable Interest Entities

(Dollars in thousands)	August 31, 2026	May 31, 2026
Assets:
Loans outstanding	$1,697,618	$1,656,398
Other assets	23,285	29,290
Total assets	$1,720,903	$1,685,688

Liabilities:
Total liabilities	$13,638	$14,909

The following table provides information on CFC’s credit commitments and potential exposure to loss under these commitments to NCSC as of August 31, 2026 and May 31, 2026.

Table 13.2: CFC Exposure Under Credit Commitments to NCSC

	August 31, 2026	May 31, 2026
(Dollars in thousands)
CFC credit commitments:
Total CFC credit commitments	$5,000,000	$5,000,000

Outstanding commitments:
Borrowings payable to CFC(1)	1,683,908	1,642,033
Credit enhancements:
CFC third-party guarantees	94,784	105,346
Other credit enhancements	515	817
Total credit enhancements(2)	95,299	106,163
Total outstanding commitments	1,779,207	1,748,196
CFC credit commitments available	$3,220,793	$3,251,804
____________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)Intercompany borrowings payable by NCSC to CFC as of August 31, 2026 and May 31, 2026 are eliminated in consolidation.
(2)Excludes interest due on these instruments.

Under a loan and security agreement with CFC, NCSC has access to a $2,000 million revolving line of credit and a $3,000 million revolving term loan from CFC as of August 31, 2026, which will mature in 2067. CFC loans to NCSC are secured by all assets and revenue of NCSC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $95 million as of August 31, 2026. The maturities for obligations guaranteed by CFC extend through 2043.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Segment Results and Reconciliation

The following tables display segment results of operations for Q1 FY2027 and Q1 FY2026, assets attributable to each segment as of August 31, 2026 and August 31, 2025 and a reconciliation of total segment amounts to our consolidated total amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Table 14.1: Business Segment Information

	Q1 FY2027
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$451,601	$22,307	$473,908	$—	$(19,452)	$454,456
Interest expense	(378,395)	(19,543)	(397,938)	—	19,452	(378,486)
Derivative cash settlements interest income (expense)	14,099	(69)	14,030	(14,030)	—	—
Interest expense(3) (4)	(364,296)	(19,612)	(383,908)	(14,030)	19,452	(378,486)
Net interest income	87,305	2,695	90,000	(14,030)	—	75,970
Provision for credit losses	(3,875)	(2,242)	(6,117)	—	2,242	(3,875)
Net interest income after provision for credit losses	83,430	453	83,883	(14,030)	2,242	72,095
Non-interest income:
Fee and other income	8,638	4,152	12,790	—	(4,916)	7,874
Derivative gains:
Derivative cash settlements interest income	—	—	—	14,030	—	14,030
Derivative forward value gains	—	—	—	82,586	—	82,586
Derivative gains	—	—	—	96,616	—	96,616
Investment securities gains	1,639	—	1,639	—	—	1,639
Total non-interest income	10,277	4,152	14,429	96,616	(4,916)	106,129
Non-interest expense:
Salaries and employee benefits(3)	(20,161)	(60)	(20,221)	—	—	(20,221)
Depreciation and amortization(3)	(3,748)	—	(3,748)	—	—	(3,748)
Other non-interest expense(5)	(17,165)	(3,656)	(20,821)	—	2,674	(18,147)
Total non-interest expense	(41,074)	(3,716)	(44,790)	—	2,674	(42,116)
Income before income taxes	52,633	889	53,522	82,586	—	136,108
Income tax provision	—	(682)	(682)	—	—	(682)
Net income(6)	$52,633	$207	$52,840	$82,586	$—	$135,426

	August 31, 2026
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$38,303,948	$1,697,618	$40,001,566	$—	$(1,683,908)	$38,317,658
Deferred loan origination costs	19,660	—	19,660	—	—	19,660
Loans to members	38,323,608	1,697,618	40,021,226	—	(1,683,908)	38,337,318
Less: Allowance for credit losses	(33,822)	(7,933)	(41,755)	—	7,933	(33,822)
Loans to members, net	38,289,786	1,689,685	39,979,471	—	(1,675,975)	38,303,496
Other assets	1,249,536	31,336	1,280,872	—	(15,542)	1,265,330
Total assets	$39,539,322	$1,721,021	$41,260,343	$—	$(1,691,517)	$39,568,826

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Q1 FY2026
(Dollars in thousands)	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Results of operations:
Interest income	$444,745	$22,951	$467,696	$—	$(20,250)	$447,446
Interest expense	(376,377)	(20,342)	(396,719)	—	20,250	(376,469)
Derivative cash settlements interest income (expense)	20,294	(27)	20,267	(20,267)	—	—
Interest expense(3) (4)	(356,083)	(20,369)	(376,452)	(20,267)	20,250	(376,469)
Net interest income	88,662	2,582	91,244	(20,267)	—	70,977
Provision for credit losses	(1,587)	(502)	(2,089)	—	502	(1,587)
Net interest income after provision for credit losses	87,075	2,080	89,155	(20,267)	502	69,390
Non-interest income (loss):
Fee and other income	8,445	2,091	10,536	—	(3,461)	7,075
Derivative gains (losses):
Derivative cash settlements interest income	—	—	—	20,267	—	20,267
Derivative forward value losses	—	—	—	(52,471)	—	(52,471)
Derivative losses	—	—	—	(32,204)	—	(32,204)
Investment securities gains	1,445	—	1,445	—	—	1,445
Total non-interest income (loss)	9,890	2,091	11,981	(32,204)	(3,461)	(23,684)
Non-interest expense:
Salaries and employee benefits(3)	(19,906)	(70)	(19,976)	—	—	(19,976)
Depreciation and amortization(3)	(3,394)	—	(3,394)	—	—	(3,394)
Other non-interest expense(5)	(16,623)	(4,010)	(20,633)	—	2,959	(17,674)
Total non-interest expense	(39,923)	(4,080)	(44,003)	—	2,959	(41,044)
Income before income taxes	57,042	91	57,133	(52,471)	—	4,662
Income tax benefit	—	20	20	—	—	20
Net income(6)	$57,042	$111	$57,153	$(52,471)	$—	$4,682

	August 31, 2025
	CFC	NCSC	Segments Total	Reclasses and Adjustments(1)	Intersegment Eliminations(2)	Consolidated Total
Assets:
Total loans outstanding	$37,538,412	$1,674,517	$39,212,929	$—	$(1,660,221)	$37,552,708
Deferred loan origination costs	16,893	—	16,893	—	—	16,893
Loans to members	37,555,305	1,674,517	39,229,822	—	(1,660,221)	37,569,601
Less: Allowance for credit losses	(42,202)	(6,088)	(48,290)	—	6,088	(42,202)
Loans to members, net	37,513,103	1,668,429	39,181,532	—	(1,654,133)	37,527,399
Other assets	1,305,157	32,256	1,337,413	—	(16,094)	1,321,319
Total assets	$38,818,260	$1,700,685	$40,518,945	$—	$(1,670,227)	$38,848,718
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Item 4.     Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our own business. We identify and discuss the most significant risk factors of which we are currently aware that could have a material adverse impact on our business, results of operations, financial condition or liquidity in the section “Part I—Item 1A. Risk Factors” in our 2026 Form 10-K, as filed with the SEC on July 31, 2026. We are not aware of any material changes in the risk factors identified in our 2026 Form 10-K. However, other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations, financial condition and liquidity. Therefore, the risk factors identified and discussed in our 2026 Form 10-K should not be considered a complete discussion of all the risks and uncertainties we may face. For information on how we manage our key risks, see “Item 7. MD&A—Enterprise Risk Management” in our 2026 Form 10-K.

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

Date: October 13, 2026

By:	/s/ YU LING WANG
Yu Ling Wang
Senior Vice President and Chief Financial Officer

By:	/s/ PANKAJ SHAH
Pankaj Shah
Vice President and Chief Accounting Officer (Principal Accounting Officer)